Form 10-K
period 2011-04-01
SYMANTEC CORP
filed 2011-05-20
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 1, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 1, 2010 as reported on the Nasdaq Global Select Market: $11,909,360,540.

Number of shares outstanding of the registrant’s common stock as of April 29, 2011: 755,541,093

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SYMANTEC CORPORATION

FORM 10-K
For the Fiscal Year Ended April 1, 2011

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	(Removed and Reserved)	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	52

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accounting Fees and Services	53

PART IV
Item 15.	Exhibits and Financial Statement Schedules	54
Signatures		104
EX-10.17
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-21.01
EX-23.01
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

Founded in 1982, Symantec has operations in more than 48 countries and our principal executive offices are located at 350 Ellis Street, Mountain View, California, 94043. Our telephone number at that location is (650) 527-8000. Our home page on the Internet is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

Strategy

Symantec’s strategy is to enable our customers to secure and manage information and identities independent of device or platform. We help individuals, small and medium-sized businesses (“SMB”), and global organizations ensure that their information, technology infrastructures, and related processes are protected and managed easily. We deliver solutions that allow customers to access information when they need it and make it available to all of those who should have access to it. In addition to providing customers with traditional software solutions, we continue to expand our Software-as-a-Service (“SaaS”) and appliance based offerings, giving customers’ choice as to how our solutions are delivered and deployed.

Businesses are increasingly adopting cloud, virtualization, and mobile technologies to reduce the cost of their IT infrastructures and enhance access to their information. By providing products and solutions that support the adoption of these key technology trends, we are seeking to maintain our leadership position in helping businesses secure and mange their information and identities. We have a broad portfolio of cloud based solutions and services, from SaaS security to authentication services and online backup to cloud infrastructure management. These products help organizations lower costs and simplify IT administration, while keeping their information and identities secure. Organizations are adopting virtualization to reduce costs, enhance flexibility and build public and private cloud infrastructures. As a result, their environments are becoming more complex and essential applications and data may be left vulnerable to attack. Our solutions help these organizations secure, manage and optimize their virtual environments from the datacenter to the endpoint. More and more mobile devices are being used both at work and at home creating new security and management challenges. Our solutions manage and protect mobile devices by enforcing data governance, increasing visibility across all mobile platforms and securing data for both consumers and enterprises. We are focused on providing consumers the best online experience that allows them access to information anytime, anywhere and from any device. Our consumer solutions take security beyond the PC and extend trust to new devices and consumer applications, spanning across mobile, smart devices, and embedded systems.

We operate primarily in three diversified markets within the software sector: security, backup and storage management.

The security market includes mission-critical products that protect consumers and enterprises from threats to electronic information, endpoint devices, and computer networks. The threat environment is rapidly changing. Attackers have become highly sophisticated, primarily targeting information assets. Threats are increasingly focused on stealing confidential information and identities for financial gain. The Internet has become the primary conduit for attack activity, with hackers increasingly funneling threats through legitimate websites, placing a much larger percentage of the population at risk than in the past. Data losses are not realized solely from external attacks but are also administered by malicious, or even well-meaning, insiders. Proliferation of devices and information growth is driving the need for a more comprehensive security framework that protects information and authenticates users across multiple platforms and devices.

The backup software market includes products that manage, protect, deduplicate and recover information. Effective backup and recovery continue to be high priority matters as organizations seek to better manage information growth and maximize operational efficiency in both physical and virtual environments. Enterprises are continuing to transition from tape to disk-based backup. To deal with the unprecedented rate of information growth, organizations are increasingly adopting data deduplication technology, a data compression technique that eliminates redundancies in data storage. Consumers are also creating unprecedented amounts of digital information that they want to protect. They also want to access their personal files, videos and pictures at any time, from anywhere and on any device.

The storage management software market includes products that help organizations manage heterogeneous storage infrastructure and run mission critical applications with confidence. Factors driving demand in this market include the pressure on companies to lower costs by optimizing storage utilization and accelerating cloud and virtualization adoption while keeping critical applications continuously available. Our new storage management initiatives help customers provide high-performance, low-cost storage in a virtualized environment.

Business Developments and Highlights

During fiscal 2011, we took the following actions in support of our business:

•	Our new consumer eCommerce platform completed its first year of operations and now serves customers in 230 countries, and supports 18 languages and 24 currencies. The benefits of an in-house eCommerce capability include building a closer relationship with our customers and enabling greater speed to take advantage of market trends. The ability to develop more targeted programs with our eCommerce platform is allowing us to achieve higher levels of customer renewals, better acquire new customers, and facilitate our up-selling and cross-selling efforts in our Consumer business.

•	We launched several new products and initiatives to extend our security leadership beyond the PC. In the consumer business, we launched our Norton Everywhere initiative for mobile and embedded devices. In the enterprise business we now offer solutions to manage and protect mobile devices. These solutions help customers enforce data governance, secure corporate data and increase visibility across mobile platforms.

•	We completed three acquisitions during fiscal 2011. We acquired the identity and authentication business of VeriSign, Inc. (“VeriSign”). We also acquired PGP Corporation (“PGP”) and GuardianEdge Technologies, Inc. (“GuardianEdge”), two privately-held industry leaders in encryption technologies. These authentication and encryption capabilities have strengthened our leadership position in security and have enhanced our ability to make data protection more intelligent and policy driven. We have made great strides in effectively integrating these acquired technologies and leveraging our distribution network to grow these businesses.

•	We made important advances to help customers migrate to next-generation information management as they transition from tape to disk-based backup and manage the unprecedented growth of unstructured information. These advances include integrating deduplication and archiving into our backup solutions. In addition, we developed and enhanced products that support VMware and Microsoft Hyper-V virtualization technologies and allow customers to reduce management complexity and operational costs in their virtual environments. We also launched backup appliances with an easy to deploy, all-in-one hardware and software backup solution with integrated deduplication.

•	In the storage management business, we launched Application High Availability (“AppHA”) and VirtualStore which were developed with the support of VMware. AppHA helps organizations virtualize their business critical applications and VirtualStore provides high-performance, low-cost storage for desktop and server virtualization deployments. In addition, we released our FileStore appliance, a clustered network attached storage (“NAS”) appliance that helps customers build out cloud storage, manage large volumes of data, and control storage costs.

•	We expanded our cloud-based offerings with the release of Symantec Endpoint Protection.cloud, our internally developed hosted endpoint protection service. We will seek to extend our lead in this fast growth market by delivering additional SaaS services such as archiving, data loss prevention and governance offerings.

•	We raised $1.1 billion from the issuance of senior unsecured notes. We also renewed our $1 billion revolving line of credit, extending its term for another four years.

•	We repurchased 57 million shares of our common stock for an aggregate amount of $870 million.

Operating Segments and Products

Our operating segments are strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other.

Consumer

Our Consumer segment helps consumers deal with increasingly complex threats, the proliferation of mobile devices, the need for identity protection, and the rapid increase of digital consumer data, such as photos, music, and video. For individual users and home offices, we offer premium, full-featured security suites as well as related services such as online backup, family safety, and PC tune-up.

We continue to acquire customers through a diversified channel strategy. We retain and leverage our large customer base through auto-renewal subscriptions, and seek to migrate customers from point products to multi-product suites, and cross-selling additional products or services. Under our Norton brand we also provide a variety of free tools and services that offer consumers added value and provide an opportunity to begin a relationship and ongoing communication with them.

Our award-winning Norton 2011 products include our innovative reputation-based security, a technology that provides real-time threat detection. Our online backup offering serves 13 million customers and hosts more than 68 petabytes of consumers’ data. In fiscal year 2011, we introduced our Norton Everywhere initiative to take Norton beyond the PC by delivering protection across locations, devices and digital experiences. Our primary consumer products include: Norton 360, Norton Internet Security, Norton AntiVirus, Norton Online Backup, Norton Live Services and our newly released Norton Mobile Security.

Security and Compliance

Our Security and Compliance segment helps our enterprise customers standardize, automate, and reduce the costs of day-to-day security activities in order to secure and manage their information and identities. We offer security suite solutions that tie together multiple layers of protection and simplify management. Our primary solutions in this segment address the following areas:

Infrastructure Protection

We provide solutions that allow customers to secure their endpoints, messaging and Web environments in addition to defending critical servers and implementing the ability to back up and recover data. Organizations are also provided the visibility and security intelligence needed to identify when they’re under attack so that they can respond rapidly. Products include: Protection Suites, Endpoint Protection for enterprise and small business, and Mail Gateway.

Information Protection

We help businesses proactively protect their information by taking a content-aware approach. This includes enabling businesses to identify the owners of specific information, locate sensitive information and identify those with access to it, and encrypt sensitive information as it is entering or leaving an organization. Products include: Data Loss Prevention, Whole Disk Encryption and Endpoint Encryption.

Authentication Services

We provide the ability to authenticate identities, allowing businesses to ensure that only authorized personnel have access to information and systems. Authentication services also enable organizations to protect public facing assets by ensuring the true identity of a device, system, or application and use Secure Socket Layers (“SSL”) to encrypt data in transit. Products include: VeriSign SSL, VeriSign Identity Protection (“VIP”), and VeriSign PKI Services.

Compliance

Our compliance and risk management solutions allow customers to develop and enforce IT policies, automate IT risk management processes and demonstrate compliance with industry standards and regulations. Our integrated and automated suite allows organizations to take a more proactive approach to IT risk and compliance management, enabling them to understand their key risks, enforce desired policies, efficiently identify gaps, and drive focused remediation activities to ensure the best outcomes for their organizations. Products include our Control Compliance Suite.

Systems Management

Our systems management capabilities help IT organizations provide faster and more predictable service to their businesses. Our integrated solutions ensure that organizations’ management infrastructures can easily support new technology changes, can quickly adapt to changing processes and business needs, and can provide the necessary insight to make more intelligent, data-driven decisions. Products include: IT Management Suite, Mobile Management, and Endpoint Virtualization.

Software-as-a- Service

Our SaaS offerings provide customers the flexibility to manage their business requirements using hosted services. Symantec.cloud, our SaaS brand, enables customers to increase their messaging and web protection by blocking email, web and IM threats before they reach the network. Services include: Email Security.cloud, Web Security.cloud and Symantec Endpoint Protection.cloud.

Storage and Server Management

Our Storage and Server Management segment consists of information management and storage management solutions. Our offerings enable companies to standardize on a single layer of infrastructure software and work on all major distributed operating systems and support storage devices, databases, and applications in both physical and virtual environments.

Information Management

Our Information Management business, which includes backup and archiving, is driven by the rapid growth of information, data duplication, virtual environments, management inefficiencies, and legal e-discovery needs. We help SMB and enterprise organizations protect themselves by bringing together archiving, deduplication, virtualization, and backup functionality into a fully integrated solution. With our solutions, customers can back up and deduplicate data closer to information sources to reduce storage consumption. In addition, our offerings archive and enable a compliant and litigation-ready information infrastructure. Products include: NetBackup, Backup Exec, and Enterprise Vault.

Storage Management and High Availability

Our Storage Management and High Availability business is driven by our customers’ need to reduce overall storage costs through improved utilization of existing systems, virtualization, and cloud infrastructure offerings. Our products help customers simplify their data centers by standardizing storage management across their environment for more efficient and effective use of their existing storage investments. With our solutions, customers can build scalable, high-performance file-based storage systems onsite or in private and public clouds. They also enable enterprises to manage large storage environments and ensure the availability of critical applications across physical and virtual environments. Products include: Storage Foundation, Cluster Server, AppHA, VirtualStore, and FileStore.

Services

Symantec Services help customers address information security, availability, storage, and compliance challenges at the endpoint and in complex, multi-vendor data center environments. We deliver managed, business critical and education services. These services complement our customers’ existing resources to secure and manage their information so they can maximize operational efficiency and reduce risk.

Managed, Business Critical and Education Services

Managed Services enable customers to place resource-intensive IT operations under the management of experienced Symantec specialists in order to optimize existing resources and focus on strategic IT projects. These services include: Managed Security Services, Managed Endpoint Protection Services and Managed Backup Services. Business Critical Services, our highest level of enterprise support services, connects our customers to Symantec’s technical community and best practices to help them realize immediate and ongoing value from their investments, and optimize their IT operations. Education Services delivers a full range of programs, including technical training, certification and custom learning services designed to help IT teams properly implement their Symantec solutions and optimize their use of the advanced functionality of our products.

Other

The Other segment includes sunset products and unallocated general administrative costs and is not considered an active business component of the company.

Financial Information by Segment and Geographic Region

For information regarding our revenue by segment, revenue by geographical area, and long-lived assets by geographical area, see Note 10 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed in each of our segments and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Sales and Go-To-Market Strategy

Our go-to-market network includes direct, inside, and channel sales resources that support our ecosystem of partners worldwide. We also maintain important relationships with a number of Original Equipment Manufacturers (“OEMs”), Internet Service Providers (“ISPs”), and retail and online stores by which we market and sell our products.

Consumer

We sell our consumer products and services to individuals and home offices globally through a network of distribution partners and eCommerce channels. Our products are available to customers through our eCommerce platform, distributors, direct marketers, Internet-based resellers, system builders, ISPs and more than 30,000 retail locations worldwide. We have partnerships with 9 of the top 10 PC OEMs globally to distribute our Internet security suites and with 6 of the top 10 PC OEMs globally to distribute our online backup offerings.

Consumer sales through our electronic distribution channel, which includes our Norton e-Store, OEMs, subscriptions, upgrades, and renewals, represented approximately 85 percent of consumer revenue in fiscal 2011. The remaining 15 percent of consumer sales came from the retail channel.

Enterprise

We sell and market our products and related services to enterprise customers through our direct sales force of more than 4,500 sales representatives and through a variety of indirect sales channels, which include value-added resellers, large account resellers, and system integrators. We also sell our products to businesses in more than

191 countries through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products. Symantec has nearly 300 distribution partners in its partner program worldwide. Our sales efforts are primarily targeted to senior executives and IT department personnel responsible for managing a company’s IT initiatives.

Marketing and Advertising

Based on the acquired VeriSign check mark, Symantec rebranded its logo, which unified the company brand, Norton and Symantec.cloud brands. The new logos are designed to identify our company to both consumers and businesses.

Our marketing expenditures relate primarily to advertising and promotion, which includes demand generation and product brand recognition. Our advertising and promotion efforts include, among other things, electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. We also invest in cooperative marketing campaigns with distributors, resellers, retailers, OEMs, and industry partners.

We invest in various retention marketing and customer loyalty programs to help drive renewals and encourage customer advocacy and referrals. We also provide focused vertical marketing programs in targeted industries and countries.

We typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to distributors and end users. Distributors and resellers earn volume incentive rebates primarily based upon the amount of product sales to end users. We also offer rebates to end users who purchase products through various resale channels. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue.

Research and Development

Symantec embraces a global research and development (“R&D”) strategy to drive organic innovation. Engineers and researchers throughout the company pursue advanced projects to translate R&D into customer solutions by creating new technologies and integrating our unique set of technology assets. Symantec focuses on short, medium, and long-term applied research, develops new products in emerging areas, participates in government-funded research projects, drives industry standards and partners with universities to conduct research supporting Symantec’s strategy.

Symantec’s Security Technology and Response organization is a global team of security engineers, threat analysts, and researchers that provides the underlying functionality, content, and support for all enterprise, SMB and consumer security products. Our security experts monitor malicious code reports collected through the Global Intelligence Network to provide insight into emerging attacks, malicious code activity, phishing, spam, and other threats. The team uses this vast intelligence to develop new technologies and approaches, such as Symantec’s reputation-based security technology, to protect customer information.

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $862 million, $857 million and $870 million in fiscal 2011, 2010 and 2009, respectively, representing approximately 14%, 14% and 14% of revenue in the respective periods. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

Support

Symantec has centralized support facilities throughout the world, staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our technical support experts assist customers with issue resolution and threat detection.

Our consumer product support program provides self-help online services, phone, chat, and email support to consumers worldwide. Customers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products.

We provide customers various levels of enterprise support offerings. Our enterprise security support program offers annual maintenance support contracts, including content, upgrades, and technical support. Our standard technical support includes: self-service options, delivered by telephone or electronically, during the contracted-for hours, immediate patches for severe problems; periodic software updates; and access to our technical knowledge base and frequently asked questions.

Customers

In fiscal 2011 and 2010 one distributor, Ingram Micro, accounted for 10% of our total net revenue in both periods. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. In fiscal 2009 one reseller, Digital River, accounted for 10% of our total net revenue. In fiscal 2010, we launched an internally-developed eCommerce platform which has reduced our reliance on Digital River.

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

During fiscal 2011, we completed the following significant acquisitions:

Company Name	Company Description	Date Acquired

VeriSign, Inc. (identity and authentication business assets)	Identity and authentication business assets purchase	August 9, 2010
PGP Corporation	A nonpublic provider of email and data encryption software	June 4, 2010
GuardianEdge Technologies, Inc.	A nonpublic provider of email and data encryption software	June 3, 2010

For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this annual report.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. We are focused on integration across the product portfolio and are including next-generation technology capabilities into our solution set to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry include time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

In addition to the competition we face from direct competitors, we face indirect or potential competition from retailers, application providers, operating system providers, network equipment manufacturers, and other OEMs, who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for spending at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, network equipment manufacturers and other OEMs to acquire technologies, products, or companies and to publish software developed by third parties. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers and enterprises by OEMs.

The competitive environments in which each segment operates are described below.

Consumer

Some of the channels in which our consumer products are offered are highly competitive. Our competitors are intensely focused on customer acquisition, which has led such competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary competitors in the Consumer segment are McAfee, Inc., (“MFE”) owned by Intel Corporation, and Trend Micro Inc. (“Trend Micro”). There are also several smaller regional security companies and freeware providers that we compete against primarily in the EMEA and APJ regions. For our consumer backup offerings, our primary competitors are Carbonite, Inc., and Mozy, Inc., owned by EMC Corporation (“EMC”).

Security and Compliance

In the security and management markets, we compete against many companies that offer competing products to our solutions. Our primary competitors in the security and management market are LANDesk Software, Inc., MFE, Microsoft Corporation (“Microsoft”), and Trend Micro. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions. In the authentication services market our primary competitors are RSA, the security division of EMC, Entrust, Inc., Comodo Group, Inc., and GoDaddy.com, Inc.

In the SaaS security market our primary competitors are Google Inc.’s Postini Services and Microsoft.

Storage and Server Management

The markets for storage management and backup are intensely competitive. Our primary competitors are CA, Inc., CommVault Systems, Inc., EMC, Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft and Sun Microsystems, Inc., owned by Oracle Corporation.

Services

We believe that the principal competitive factors for our Services segment include technical capability, customer responsiveness, and our ability to hire and retain talented and experienced services personnel. Our primary competitors in the managed services business are IBM, and SecureWorks, Inc., owned by Dell, Inc.

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

We have more than 1,200 U.S. or foreign issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

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

Employees

As of April 1, 2011, we employed more than 18,600 people worldwide, approximately 46 percent of whom reside in the U.S. Approximately 6,700 employees work in sales and marketing; 6,200 in research and development; 4,200 in support and services; and 1,500 in management, manufacturing, and administration.

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

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

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

We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, levels of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines, our revenues and gross margin would likely be adversely affected.

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

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers

•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as mobile devices.

•	Entering into new or unproven markets with which we have limited experience

•	Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions

•	Addressing trade compliance issues affecting our ability to ship new or acquired products

•	Developing or expanding efficient sales channels

•	Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems

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

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a drop in revenue that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

Our traditional competitors include independent software vendors that offer software products that directly compete with our product offerings. In addition to competing with these vendors directly for sales to end-users of our products, we compete with them for the opportunity to have our products bundled with the product offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our products with the products of our competitors or if these partners more actively promote our competitors’ products than our products. In addition, software vendors who have bundled our products with theirs may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform.

We face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies. These firms are increasingly developing and incorporating into their products data protection and storage and server management software that competes at some levels with our product offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our products.

Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is bundled for free. Some companies offer the lower-priced or free security products within their computer hardware or software products that we believe are inferior to our products and SaaS offerings. Our competitive position could be adversely affected to the extent that our customers perceive these security products as replacing the need for more effective, full featured products and services such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our sales and financial results.

Another growing industry trend is the SaaS business model, where software vendors develop and host their applications for use by customers over the Internet or through the “cloud.” This allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up and operational costs. Advances in the SaaS business model could enable the growth of our competitors and could affect the success of our traditional software licensing models. Our inability to successfully develop and market new and existing SaaS offerings could cause us to lose business to competitors.

Many of our competitors have greater financial, technical, sales, marketing, or other resources than we do and consequently may have the ability to influence customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment, such as Intel Corporation’s recently completed acquisition of MFE, could result in larger competitors that compete with us on several levels. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.

Defects or disruptions in our SaaS offerings could reduce demand for our services and subject us to substantial liability.

Our SaaS offerings may contain errors or defects that users identify after they begin using them that could result in unanticipated service interruptions, which could harm our reputation and our business. Since our customers use our SaaS offerings for mission-critical protection from threats to electronic information, endpoint devices, and computer networks, any errors, defects, disruptions in service or other performance problems with our SaaS offerings could significantly harm our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected.

We sell our products to customers around the world through multi-tiered sales and distribution networks. Sales through these different channels involve distinct risks, including the following:

Direct Sales.  A significant portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. Special risks associated with direct sales include:

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

Indirect Sales Channels.  A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users

•	Our resellers and distributors are generally not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause

•	Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors

•	Recent consolidation of electronics retailers has increased their negotiating power with respect to hardware and software providers

OEM Sales Channels.  A significant portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the volume of systems shipped and the timing of such shipments

•	Our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors

•	Sales through our OEM partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales

•	The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no assurance of ever receiving associated revenues

•	The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales

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

We have grown, and may continue to grow, through acquisitions, which gives rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions can involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies

•	Diversion of management time and attention

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees

•	Assumption of liabilities of the acquired business, including litigation related to the acquired business

•	The addition of acquisition-related debt as well as increased expenses and working capital requirements

•	Dilution of stock ownership of existing stockholders

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions.

Risks related to the provision of our SaaS offerings could impair our ability to deliver our services and could expose us to liability.

We currently serve our SaaS-based customers from hosting facilities located across the globe. Any damage to, or failure of, any element of these hosting facilities could result in interruptions in our service, which could harm our customers and expose us to liability. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our SaaS offerings are unreliable. As we continue to offer more of our software products in a SaaS-based delivery model, all of these risks could be exacerbated.

Our SaaS offerings also involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, which could lead to litigation and possible liability. Despite our precautions to protect against such breaches, our security measures could be breached at any time and could result in unauthorized third parties obtaining access to our, or our customers’ data. A security breach could also result in a loss of confidence in the security of our SaaS offerings, which could negatively impact our business.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of our 0.75% convertible senior notes (“0.75% Notes”) and 1.00% convertible senior notes (“1.00% Notes”), collectively referred to as the Convertible Senior Notes in June 2006, and 2.75% senior notes (“2.75% Notes”) and 4.20% senior notes (“4.20% Notes”), collectively referred to as the Senior Notes in September 2010, we have notes outstanding in an aggregate principal amount of $2.7 billion that mature at specific dates in calendar years 2011, 2013, 2015 and 2020. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations. Of our outstanding Convertible Senior Notes, $600 million matures and is repayable in June 2011 and $1.0 billion is due in June 2013. We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing.

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

In addition, the onset or continuation of adverse economic conditions may make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including potential acquisitions) or financing activities. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have an even more direct, and harmful, impact on our business.

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

We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced

•	Requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations

•	Regulations or restrictions on the use, import, or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications

•	Local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations

•	Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates in the U.S. and inflationary conditions that could reduce our customers’ ability to obtain financing for software products or that could make our products more expensive or could increase our costs of doing business in certain countries

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries

•	Costs and delays associated with developing software and providing support in multiple languages

•	Political unrest, war, or terrorism, or regional natural disasters, particularly in areas in which we have facilities

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

The level of corporate tax from sales to our non-U.S. customers is generally less than the level of tax from sales to our U.S. customers. This benefit is contingent upon existing tax regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors.

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

Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights

•	Impairment of goodwill and other long-lived assets

•	Stock-based compensation expense

•	Restructuring charges

•	Loss on sale of a business and similar write-downs of assets held for sale

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

We report our results of operations based on our determination of the aggregate amount of taxes owed in the tax jurisdictions in which we operate. From time to time, we receive notices that a tax authority in a particular jurisdiction has determined that we owe a greater amount of tax than we have reported to such authority. We are regularly engaged in discussions and sometimes disputes with these tax authorities. We are engaged in disputes of this nature at this time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling 900,000 square feet, of which 724,000 square feet is owned and 176,000 square feet is leased. We also lease an additional 174,000 square feet in the San Francisco

Bay Area. Our leased facilities are occupied under leases that expire at various times through 2029. The following table presents the approximate square footage of our facilities as of April 1, 2011:

	Approximate Total Square
	Footage(1)
Location	Owned	Leased
	(In thousands)

Americas	1,750	1,445
Europe, Middle East, and Africa	285	730
Asia Pacific/Japan	—	1,336

Total	2,035	3,511

(1)	Included in the total square footage above are vacant, available-for-lease properties totaling approximately 400,000 square feet. Total square footage excludes approximately 159,000 square feet relating to facilities subleased to third parties.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3.	Legal Proceedings

Information with respect to this Item may be found under the heading “Litigation Contingencies” in Note 8 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq Global Select Market.

	Fiscal 2011				Fiscal 2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$17.47	$15.75	$18.24	$18.80	$19.16	$18.28	$17.71	$18.17
Low	$13.58	$12.04	$14.76	$16.84	$16.13	$15.68	$14.65	$13.97

As of April 1, 2011, there were 2,405 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock.

Repurchases of our equity securities

Stock repurchases during the three months ended April 1, 2011 were as follows:

				Maximum Dollar
				Value of Shares
				That May Yet be
			Total Number of Shares	Purchased Under
	Total Number of	Average Price	Purchased Under Publicly	the Plans
	Shares Purchased	Paid Per Share	Announced Plans or Programs	or Programs
	(In millions, except per share data)

January 1, 2011 to January 28, 2011	—	$—	—	$1,057
January 29, 2011 to February 25, 2011	—	$—	—	$1,057
February 26, 2011 to April 1, 2011	11	$17.86	11	$877

Total	11	$17.86	11

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our current program was authorized by our Board of Directors on January 25, 2011 to repurchase up to $1 billion of our common stock. This program does not have an expiration date, and as of April 1, 2011, $877 million remained authorized for future repurchases. For information with regard to our stock repurchase programs, see Note 9 of the Notes to Consolidated Financial Statements in this annual report.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Comparison of cumulative total return — March 31, 2006 to March 31, 2011

The graph below compares the cumulative total stockholder return on Symantec common stock from March 31, 2006 to March 31, 2011 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on March 31, 2006, and reinvestment of all dividends, although no dividends have been declared on Symantec common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on March 31, 2006 in stock or index. Period ending March 31.

	3/06	3/07	3/08	3/09	3/10	3/11
Symantec Corporation	100.00	102.79	98.75	88.77	100.58	110.16
S & P 500	100.00	111.83	106.15	65.72	98.43	113.83
S & P Information Technology	100.00	103.10	102.66	71.79	113.44	126.91

Item 6.	Selected Financial Data

The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

During the past five fiscal years, we have made the following acquisitions:

•	Identity and authentication business of VeriSign, Inc. PGP Corporation, and GuardianEdge Technologies, Inc. during fiscal 2011

•	AppStream, Inc., SwapDrive, Inc., PC Tools Pty. Limited, and MessageLabs Group Limited during fiscal 2009

•	Altiris Inc. and Vontu Inc. during fiscal 2008

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in the Consolidated Financial Statements included in this annual report since their respective dates of acquisition.

Five-Year Summary

	Fiscal (a,b)
	2011	2010(c)	2009	2008	2007
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$6,190	$5,985	$6,150	$5,874	$5,199
Operating income (loss)(d)	880	933	(6,470)	602	520
Net income (loss) attributable to Symantec Corporation stockholders(d)	$597	$714	$(6,786)	$410	$366
Net income (loss) per share attributable to Symantec Corporation stockholders — basic(d)	$0.77	$0.88	$(8.17)	$0.47	$0.38
Net income (loss) per share attributable to Symantec Corporation stockholders — diluted(d)	$0.76	$0.87	$(8.17)	$0.46	$0.37
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	778	810	831	868	961
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	786	819	831	884	983
Balance Sheet Data:
Cash and cash equivalents	2,950	3,029	1,793	1,890	2,559
Total assets(d)	12,719	11,232	10,638	18,085	17,743
Senior Notes(e)	1,097	—	—	—	—
Current portion of long-term debt(f)	596	—	—	—	—
Long — term Convertible Senior Notes(f)	890	1,871	1,766	1,669	1,578
Other long-term obligations(g)	79	50	90	106	21
Symantec Corporation Stockholders’ equity	$4,528	$4,548	$4,147	$11,229	$11,911
Noncontrolling interest in subsidiary	77	—	—	—	—
Total stockholders’ equity	$4,605	$4,548	$4,147	$11,229	$11,911

(a)	We have a 52/53-week fiscal year. Fiscal 2011, 2010, 2008 and 2007 were each comprised of 52 weeks of operations. Fiscal 2009 was comprised of 53 weeks of operations.

(b)	The summary reflects adjustments for the retrospective adoption of new authoritative guidance on convertible debt instruments in fiscal 2010.

(c)	In fiscal 2010, we adopted new authoritative guidance on revenue recognition, which did not have a material impact on our consolidated financial statements. Our joint venture also adopted this guidance during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. As a result of the joint venture’s adoption of the guidance, our net income increased by $12 million during our fiscal 2010.

(d)	During fiscal 2009, we recorded a non-cash goodwill impairment charge of $7.4 billion.

(e)	In fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020.

(f)	In fiscal 2007, we issued $1.1 billion principal amount of 0.75% convertible senior notes (“0.75% Notes”) and $1.0 billion principal amount of 1.00% convertible senior notes (“1.00% Notes”). In fiscal 2011, we repurchased $500 million aggregate principal amount of our 0.75% Notes. Concurrently with this repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million.

(g)	Beginning in fiscal 2008, we entered into OEM placement fee contracts, which is the primary driver for the increase in liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Symantec is a global provider of security, storage and systems management solutions that help businesses and consumers secure and manage their information and identities.

Fiscal Calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to fiscal years in this report relate to fiscal year and periods ended April 1, 2011, April 2, 2010 and April 3, 2009. Fiscal 2011 and 2010 each consisted of 52 weeks, while fiscal 2009 consisted of 53 weeks. Our 2012 fiscal year will consist of 52 weeks and will end on March 30, 2012.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. For further descriptions of our operating segments, see Note 10 of the Notes to Consolidated Financial Statements in this annual report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Revenue increased by $205 million for fiscal 2011 compared to fiscal 2010. In fiscal 2011, we experienced growth in our Security and Compliance segment primarily as a result of revenue associated with our fiscal 2011 acquisitions. During fiscal 2011, we acquired the identity and authentication business of VeriSign, Inc (“VeriSign”), PGP Corporation (“PGP”), and GuardianEdge Technologies, Inc. (“GuardianEdge”) for an aggregate amount of approximately $1.5 billion, net of cash acquired. We expect that these acquisitions will continue to contribute positively to our revenue in future periods in the Security and Compliance segment. Within our Storage and Server Management segment, sales of our information management products experienced growth while we experienced weakness in our storage management solutions. Consumer segment revenues for fiscal 2011 benefited from the completion of our transition to an internally-developed eCommerce platform for our Norton-branded consumer products worldwide, excluding Japan, during the first quarter of fiscal 2011. The fees we had previously paid to Digital River for operating our online store for these products were recorded as an offset to revenue; however, we incur expenses resulting from our eCommerce platform, components of which are recorded as a cost of revenue and an operating expense.

Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $53 million for fiscal 2011 as compared to fiscal 2010 and favorably impacted our international revenue by approximately $14 million for fiscal 2010 as compared to fiscal 2009. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.

Our net income attributable to Symantec Corporation stockholders was $597 million for fiscal 2011 and $714 million for 2010. Our net income for fiscal 2011 was negatively impacted by a loss of $21 million from the liquidation of certain foreign entities and $27 million from the impairment of intangible assets, while net income for fiscal 2010 was positively affected by a gain of $47 million from the liquidation of certain foreign entities. Our fiscal 2011 and fiscal 2010 net income were positively impacted relative to the preceding year by a decrease of $119 million and $128 million, respectively, in cost of revenue primarily related to certain acquired product rights becoming fully amortized. Net income for fiscal 2011 and fiscal 2010 was also positively impacted by tax benefits resulting from the reversal of accrued liabilities and correlative benefits related to the Veritas Software tax assessment for 2000 and 2001 of $49 million and $79 million, respectively.

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

For software arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, packaged products with content updates, managed security services, and subscriptions, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $3.8 billion as of April 1, 2011, of which $498 million was classified as Long-term deferred revenue in the Consolidated Balance Sheets. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

For arrangements that include both software and non-software elements, we allocate revenue to the software deliverables as a group and non-software deliverables based on their relative selling prices. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). When we are unable to establish a selling price using VSOE or TPE, we use ESP to allocate the arrangement fees to the deliverables.

For our consumer products that include content updates, we recognize revenue and the associated cost of revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences on the date of sale to the end-user. We defer revenue and cost of revenue amounts for unsold product held by our distributors and resellers.

We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on valid purchase orders. Our distributors and resellers base the quantity of orders on their estimates to meet future customer demand, which may exceed the expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate reserves for product returns as described below. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset deferred revenue against trade accounts receivable for the amount of revenue in excess of the expected inventory levels.

Arrangements for managed security services and SaaS offerings are generally offered to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period.

Reserves for product returns.  We reserve for estimated product returns as an offset to revenue based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to deferred revenue. Actual product returns may be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.

Reserves for rebates.  We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If actual redemptions differ from our estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Valuation of goodwill, intangible assets and long-lived assets

Business Combination Valuations.  When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to:

•	cash flows that an asset is expected to generate in the future;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

•	cost savings expected to be derived from acquiring an asset; and

•	discount rates.

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

Goodwill Impairment.  We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at the reporting unit level. Our reporting units are the same as our operating segments. Before performing the goodwill impairment test, we first assess the value of long-lived assets in each reporting unit, including tangible and intangible assets. We then perform a two-step impairment test on goodwill. In the first step, we compare the estimated fair value of equity of each reporting unit to its allocated carrying value (book value) of equity. If the carrying value of the reporting unit exceeds the fair value of the equity associated with that unit, there is an indicator of impairment and we must perform the second step of the impairment test. This second step involves determining the implied fair value of that reporting unit’s goodwill in a manner similar to the purchase price allocation for an acquired business, using the reporting unit’s calculated fair value as an assumed purchase price. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

The process of estimating the fair value and carrying value of our reporting units’ equity requires significant judgment at many points during the analysis. Many assets and liabilities, such as accounts receivable and property and equipment, are not specifically allocated to an individual reporting unit, and therefore, we apply judgment to allocate the assets and liabilities, and this allocation affects the carrying value of the respective reporting units. Similarly, we use judgment to allocate goodwill to the reporting units based on relative fair values. The use of relative fair values has been necessary for certain reporting units due to changes in our operating structure in prior years. To determine a reporting unit’s fair value, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. We evaluate the reasonableness of this approach by comparing it with the market approach, which involves a review of the carrying value of our assets relative to our market capitalization and to the valuation of publicly traded companies operating in the same or similar lines of business.

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

As of April 1, 2011, our goodwill balance was $5 billion. Based on the impairment analysis performed on January 4, 2011, we determined that the fair value of each of our reporting units exceeded the carrying value of the unit by more than 10% of the carrying value. While discount rates are only one of several important estimates used in the analysis, we determined that an increase of one percentage point in the discount rate used for each respective reporting unit would not have resulted in an impairment indicator for any unit at the time of this analysis, except for the Security and Compliance reporting unit which would have had a fair value 5% below carrying value. However, we believe that the discount rate applied to the Security and Compliance reporting unit is appropriate and we applied the same discount rate for this reporting unit in fiscal 2011 as we used in fiscal 2010. In addition to the discount rate, the impairment test includes the consideration of a number of estimates, including growth rates, operating margins and cost forecasts, foreign exchange rates and the allocation of certain tangible assets to the reporting units. Based on the results of our impairment test, we do not believe that an impairment indicator exists as of our annual impairment test date.

A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

•	a prolonged global economic crisis;

•	a significant decrease in the demand for our products;

•	the inability to develop new and enhanced products and services in a timely manner;

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	successful efforts by our competitors to gain market share in our markets;

•	a loss of key personnel;

•	our determination to dispose of one or more of our reporting units;

•	the testing for recoverability of a significant asset group within a reporting unit; and

•	recognition of a goodwill impairment loss.

Intangible Asset Impairment.  We assess the impairment of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. Recoverability of certain finite-lived intangible assets, particularly customer relationships and finite-lived tradenames, would be measured by the comparison of the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. Recoverability and impairment of other finite-lived intangible assets, particularly developed technology and patents, would be measured by the comparison of the carrying amount of the asset to the sum of undiscounted estimated future product revenues offset by estimated future costs to dispose of the product to which the asset relates. For indefinite-lived intangible assets, we review impairment on an annual basis consistent with the timing of the annual evaluation for goodwill. These assets generally include tradenames, trademarks and in-process research and development. Recoverability of indefinite-lived intangible assets would be measured by the comparison of the carrying amount of the asset to the sum of the discounted estimated future cash flows the asset is expected to generate plus expected royalties. If the asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets are subjective and are affected by changes to our business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Long-Lived Assets (including Assets Held for Sale).  We assess long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we assess recoverability of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by management to be commensurate with the risk inherent in our current business model. If an asset is not recoverable, impairment is measured as the difference between the carrying amount and its fair value. Our estimates of cash flows require significant judgment based on our historical and anticipated results and are subject to many factors which could change and cause a material impact to our operating results or financial condition. We record impairment charges on long-lived assets held for sale when we determine that the carrying value of the long-lived assets may not be recoverable. In determining fair value, we obtain and consider market value appraisal information from third-parties.

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the authoritative guidance on fair value measurements which establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We use inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data which are obtained from independent pricing vendors, quoted market prices or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments, to make our assessments and determinations as to the ultimate valuation of our investment portfolio, and we are ultimately responsible for the financial statements and underlying estimates. The fair value and inputs are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that we deem material to the estimated fair value of our investment portfolio.

As of April 1, 2011, our financial instruments measured at fair value on a recurring basis included $2.0 billion of assets which consists of cash equivalents invested in money market funds and bank securities. Investments totalling $1.9 billion were classified as Level 1 and $204 million were classified as Level 2, which are comprised solely of money market funds and bank securities, respectively.

Valuations for Level 1 securities were based on quoted prices for identical securities in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment. Valuations for Level 2 securities were based on either (1) the fair value of similar securities or (2) pricing models with all significant inputs derived from or corroborated by observable market prices for identical securities in markets with insufficient volume or infrequent transactions (less active markets).

While determining the fair value for Level 2 instruments does not necessarily require significant management judgment, it generally involves the following degree of judgment and subjectivity: (1) an assessment of an active market for marketable securities generally takes into consideration whether a trading market exists for a given instrument or the level of trading volume for each instrument type and (2) when observable market prices for identical securities or similar securities are not available, we may price marketable securities using: non-binding market consensus prices that are corroborated with observable market data; or pricing models, such as discounted cash flow approaches, with all significant inputs derived from or corroborated with observable market data. The majority of our Level 2 financial instruments were classified as such due to either low trading activity in active markets or no active market existing. For certain financial instruments, identical securities were used to determine fair value. For those securities where no active market existed, amortized cost was used as it approximates their fair value because of their short maturities.

As of April 1, 2011, we had no financial instruments with unobservable inputs classified in Level 3 under the hierarchy set forth under the authoritative guidance on fair value measurements. Level 3 instruments generally would include those for which unobservable inputs used in the valuation methodology are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

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

Determining the fair value of stock-based awards, primarily stock options, at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the options, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends.

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

In accordance with the authoritative guidance on stock compensation, we only record stock-based compensation expense for awards that are expected to vest. As a result, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Although we estimate forfeitures based on historical experience, actual forfeitures may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record an adjustment for the difference in the period that the awards vest or are forfeited.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

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

In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement remains uncertain since this relates to the taxability of earnings that are otherwise the subject of the transfer pricing matters at issue in the IRS examination of Veritas tax years 2002 through 2005. To the extent that we owe taxes as a result of these transfer pricing matters in years prior to the distribution, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made.

RESULTS OF OPERATIONS

Total Net Revenue

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Net revenue	$6,190	$205	3%	$5,985	$(165)	(3)%	$6,150

Net revenue increased for fiscal 2011, as compared to fiscal 2010, primarily due to an increase in Content, subscription, and maintenance revenue for the reasons discussed above under “Financial Results and Trends”, partially offset by a slight decline in License revenue.

Net revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to a decrease in License revenue partially offset by an increase in Content, subscription, and maintenance revenue. The net decrease was primarily due to decreased license revenue as a result of the overall market weakness in server sales and tight IT spending due to the global economic slowdown and the uncertainty surrounding the acquisition of Sun Microsystems, Inc. by Oracle Corporation.

Content, subscription, and maintenance revenue

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Content, subscription, and maintenance revenue	$5,266	$232	5%	$5,034	$171	4%	$4,863
Percentage of total net revenue	85%			84%			79%

Content, subscription, and maintenance revenue increased for fiscal 2011, as compared to fiscal 2010, primarily due to sales increases in our Consumer, Security and Compliance, and Storage and Server Management

segments for the reasons discussed above under “Financial Results and Trends”, partially offset by foreign exchange effects.

Content, subscription, and maintenance revenue increased for fiscal 2010, as compared to fiscal 2009, as a result of strength in our Consumer segment primarily due to increases in revenue from acquired security products and the gradual global ramp up of our eCommerce platform.

License revenue

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

License revenue	$924	$(27)	(3)%	$951	$(336)	(26)%	$1,287
Percentage of total net revenue	15%			16%			21%

License revenue decreased for fiscal 2011, as compared to fiscal 2010, primarily due to a decline in revenue from our Storage and Server Management segment, partially offset by an increase in revenue from our Security and Compliance segment.

License revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to the global economic slowdown and customers emphasizing purchases of smaller volumes of new licenses consistent with their near term needs.

Net revenue and operating income by segment

Consumer Segment

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Consumer revenue	$1,953	$82	4%	$1,871	$98	6%	$1,773
Percentage of total net revenue	32%			31%			29%
Consumer operating income	$899	$39	5%	$860	$(88)	(9)%	$948
Percentage of Consumer revenue	46%			46%			53%

Consumer revenue increased for fiscal 2011, as compared to fiscal 2010, primarily due to the reasons discussed above under “Financial Results and Trends” as well as increased sales of our premium security suite. Our electronic channel sales are derived from online sales (which include new subscriptions, renewals, and upgrades), OEMs, and ISPs. For fiscal 2011, electronic channel revenue increased as compared to fiscal 2010.

Operating income for the Consumer segment increased for fiscal 2011, as compared to fiscal 2010, due to increased revenue, partially offset by costs associated with the deployment of our new proprietary eCommerce platform.

Consumer revenue increased for fiscal 2010, as compared to fiscal 2009, primarily due to increases in revenue from acquired security products and our core consumer products in the electronic channel.

Operating income for the Consumer segment decreased for fiscal 2010, as compared to fiscal 2009, as expense growth outpaced revenue growth. Total expenses for the segment increased primarily as a result of the higher OEM placement fees and costs associated with our development and operation of our new proprietary eCommerce platform.

Security and Compliance Segment

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Security and Compliance revenue	$1,566	$155	11%	$1,411	$(39)	(3)%	$1,450
Percentage of total net revenue	25%			24%			24%
Security and Compliance operating income	$243	$(128)	(35)%	$371	$(69)	(16)%	$440
Percentage of Security and Compliance revenue	16%			26%			30%

Security and Compliance revenue increased for fiscal 2011, as compared to fiscal 2010, due to increases in revenue from our 2011 acquisitions.

Security and Compliance operating income decreased for fiscal 2011, as compared to fiscal 2010, due to increased expenses related to our fiscal 2011 acquisitions and higher sales commissions associated with the increase in deferred revenue in 2011. Our operating margins were adversely impacted by our fiscal 2011 acquisitions, largely because we were required under the purchase accounting rules to reduce the amount of deferred revenue that we recorded in connection with these acquisitions to an amount equal to the fair value of our estimated cost to fulfill the contractual obligations related to that deferred revenue. This deferred revenue adjustment negatively affected our operating margins because we recognized a lower portion of the revenue from these acquisitions (representing our estimated cost to fulfill the contractual obligations plus a normal margin), but we incurred all of the revenue-related expenses.

Security and Compliance revenue decreased for fiscal 2010, as compared to fiscal 2009, as a result of decreased demand due to reduced corporate IT budgets and slowed spending, partially offset by increases in revenue from acquired security products.

Operating income for the segment decreased for fiscal 2010, as compared to fiscal 2009, as revenue decreased while expenses increased as a result of our fiscal 2009 acquisitions, partially offset by our cost containment measures.

Storage and Server Management Segment

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Storage and Server Management segment	$2,307	$20	1%	$2,287	$(206)	(8)%	$2,493
Percentage of total net revenue	37%			38%			40%
Storage and Server Management operating income	$1,063	$(34)	(3)%	$1,097	$16	1%	$1,081
Percentage of Storage and Server Management revenue	46%			48%			43%

Storage and Server Management revenue increased for fiscal 2011, as compared to fiscal 2010, due to an increase in revenue from the information management group, partially offset by a decrease in storage management revenue.

Storage and Server Management operating income decreased for fiscal 2011, as compared to fiscal 2010, due to the reasons discussed above under “Financial Results and Trends.”

Storage and Server Management revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to the overall market weakness in server sales and our customers buying smaller volumes of new licenses consistent with their near term needs, particularly with respect to our storage management products.

Operating income for the Storage and Server Management segment increased for fiscal 2010, as compared to fiscal 2009, as the decrease in expenses more than offset the decrease in revenue due to our ongoing focus on cost efficiency.

Services Segment

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Services segment	$364	$(52)	(13)%	$416	$(17)	(4)%	$433
Percentage of total net revenue	6%			7%			7%
Services operating income (loss)	$24	$(18)	(43)%	$42	$9	27%	$33
Percentage of Services revenue	7%			10%			8%

Services revenue and operating income decreased for fiscal 2011, as compared to fiscal 2010, as we continue to support the transition to our partner led consulting program while we focus on our core software business.

Services revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to a reduction in consulting revenue associated with new license sales.

Operating income for the Services segment increased for fiscal 2010, as compared to fiscal 2009, as various cost control initiatives led to better margins.

Other segment

	Fiscal	2011 vs. 2010			Fiscal	2010 vs. 2009		Fiscal
	2011	$	%		2010	$	%	2009
	($ in millions)

Other segment	$—	$—	NA		$—	$(1)	(100)%	$1
Percentage of total net revenue	0%				0%			0%
Other operating loss	$(1,349)	$88		*	$(1,437)	$7,535	*	$(8,972)
Percentage of Other revenue	*				*			*

*	Percentage not meaningful

The Other segment includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill and intangible impairment charges; charges such as stock-based compensation, restructuring and transition; and certain indirect costs that are not charged to the other operating segments. The improvement of the operating loss for the Other segment for fiscal 2011 compared to fiscal 2010 was primarily due to the items discussed above under “Financial Results and Trends.” The operating loss of our Other segment for fiscal 2009 primarily consisted of a non-cash goodwill impairment charge of $7.4 billion.

Net revenue by geographic region

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Americas (U.S., Canada and Latin America)	$3,388	$147	5%	$3,241	$(75)	(2)%	$3,316
Percentage of total net revenue	55%			54%			54%
EMEA (Europe, Middle East, Africa)	$1,773	$(65)	(4)%	$1,838	$(120)	(6)%	$1,958
Percentage of total net revenue	29%			31%			32%
Asia Pacific/Japan	$1,029	$123	14%	$906	$30	3%	$876
Percentage of total net revenue	16%			15%			14%
Total net revenue	$6,190			$5,985			$6,150

Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $53 million for fiscal 2011 as compared to fiscal 2010 and favorably impacted our international revenue by approximately $14 million for fiscal 2010 as compared to fiscal 2009.

Americas revenue increased for fiscal 2011 as compared to fiscal 2010, primarily due to increased revenue from our Consumer and Security and Compliance segments, partially offset by decreased revenue from our Services segment.

EMEA revenue decreased for fiscal 2011 as compared to fiscal 2010, primarily due to an unfavorable impact of the change in foreign currency exchange rates in the EMEA region relative to the U.S. dollar, partially offset by increased revenue from our Security and Compliance segment.

Asia Pacific/Japan revenue increased for fiscal 2011 as compared to fiscal 2010, primarily due to a favorable impact of the change in foreign currency exchange rates in the Asia Pacific/Japan region relative to the U.S. dollar, and strength in sales in our Security and Compliance and Storage and Server Management segments.

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

Cost of Revenue

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Cost of revenue	$1,045	$(60)	(5)%	$1,105	$(122)	(10)%	$1,227
Gross margin	83%			82%			80%

Cost of revenue consists primarily of the amortization of acquired product rights, fee-based technical support costs, fulfillment costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing, direct material costs, and royalties paid to third parties under technology licensing agreements.

Cost of revenue decreased for fiscal 2011 compared to fiscal 2010, and for fiscal 2010 compared to fiscal 2009, primarily due to a decrease in amortization of certain acquired product rights related to our acquisition of Veritas in the first quarter of fiscal 2010 and fiscal 2011. The decrease for fiscal 2011 compared to fiscal 2010 was partially offset by increases in costs related to our fiscal 2011 acquisitions, fee-based technical support, and fulfillment costs.

Cost of content, subscription, and maintenance

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Cost of content, subscription, and maintenance	$903	$54	6%	$849	$9	1%	$840
As a percentage of related revenue	17%			17%			17%

Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements.

Cost of content, subscription, and maintenance increased for fiscal 2011, as compared to fiscal 2010, due to increases in fee-based technical support and fulfillment costs. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent for fiscal 2011, as compared to fiscal 2010.

Cost of content, subscription, and maintenance as a percentage of related revenue remained relatively consistent for fiscal 2010, as compared to fiscal 2009, as increases in royalty, technical support and fulfillment costs were partially offset by decreases in services and distribution costs for the respective periods.

Cost of license

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Cost of license	$27	$5	23%	$22	$(13)	(37)%	$35
As a percentage of related revenue	3%			2%			3%

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, manufacturing and direct material costs.

Cost of license remained consistent as a percentage of the related revenue for fiscal 2011 as compared to fiscal 2010, and for fiscal 2010, as compared to fiscal 2009.

Amortization of acquired product rights

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Amortization of acquired product rights	$115	$(119)	(51)%	$234	$(118)	(34)%	$352
Percentage of total net revenue	2%			4%			6%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for fiscal 2011, as compared to fiscal 2010, was primarily due to certain acquired product rights related to our acquisition of Veritas becoming fully amortized during the first quarters of fiscal 2010 and fiscal 2011. This decrease was partially offset by additional amortization from product rights acquired from VeriSign, PGP, and GuardianEdge during fiscal 2011.

The decrease in amortization for fiscal 2010, as compared to fiscal 2009, was primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of our fiscal 2010. This decrease was partially offset by additional amortization from product rights acquired from SwapDrive, PC Tools, and MessageLabs during fiscal 2009.

Operating Expenses

Operating expenses overview

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Sales and marketing expense	$2,622	$255	11%	$2,367	$(19)	(1)%	$2,386
Percentage of total net revenue	42%			40%			39%
Research and development expense	$862	$5	1%	$857	$(13)	(1)%	$870
Percentage of total net revenue	14%			14%			14%
General and administrative expense	$390	$38	11%	$352	$9	3%	$343
Percentage of total net revenue	6%			6%			6%

Sales and marketing expense increased for fiscal 2011, as compared to fiscal 2010, primarily due to our fiscal 2011 acquisitions, higher sales commissions associated with increased deferred revenue in fiscal 2011, and increased costs associated with the deployment of our new proprietary eCommerce platform.

Sales and marketing expense remained relatively flat during fiscal 2010 as compared to fiscal 2009. Fiscal 2010 sales and marketing expense reflects the impact of our prior year restructuring plan, partially offset by increases in headcount related expenses from our fiscal 2009 acquisitions and increases in Consumer OEM placement fees and costs associated with the development and operations of our new proprietary eCommerce platform.

Research and development expense remained relatively flat as a percentage of revenue in fiscal 2011, 2010, and 2009.

General and administrative expense increased for fiscal 2011, as compared to fiscal 2010, primarily due to our fiscal 2011 acquisitions. As a percentage of revenue, general and administrative expense remained flat in fiscal 2011, 2010, and 2009.

Amortization of other purchased intangible assets

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Amortization of other purchased intangible assets	$270	$23	9%	$247	$14	6%	$233
Percentage of total net revenue	4%			4%			4%

Other purchased intangible assets are comprised of customer relationships and tradenames. The increase in amortization of other purchased intangible assets for fiscal 2011, as compared to fiscal 2010, was primarily due to our acquisition of VeriSign’s identity and authentication business. As a percentage of net revenue, amortization of other purchased intangible assets remained relatively consistent for fiscal 2011, as compared to fiscal 2010.

Amortization for fiscal 2010, as compared to fiscal 2009, increased as a result of our fiscal 2009 acquisitions. As a percentage of net revenue, amortization of other purchased intangible assets remained relatively consistent for fiscal 2010 compared to fiscal 2009.

Restructuring and transition

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Severance	$47			$56			$64
Facilities	27			10			11
Transition and other costs	18			28			21

Restructuring and transition	$92	$(2)	(2)%	$94	$(2)	(2)%	$96

Percentage of total net revenue	1%			2%			2%

The restructuring and transition charges for fiscal 2011 primarily consisted of severance and facilities charges related to the 2011 Restructuring Plan (“2011 Plan”), the 2010 Restructuring Plan (“2010 Plan”), and transition costs related to certain back office functions.

Total remaining costs are estimated to range from $10 million to $18 million, primarily for the 2011 Plan and 2010 Plan. For further information on restructuring, see Note 7 of the Notes to Consolidated Financial Statements.

Impairment of intangible assets and goodwill and Loss and impairment of assets held for sale

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Impairment of intangible assets and goodwill	$27	$27	NA	$—	$(7,419)	100%	$7,419
Percentage of total net revenue	0%			0%			121%
Loss and impairment of assets held for sale	$2	$(28)	(93)%	$30	$(16)	(35)%	$46
Percentage of total net revenue	0%			1%			1%

During fiscal 2011, we recorded an impairment of $27 million which reduced the gross carrying value of indefinite-lived tradenames. This impairment charge was due to reductions in expected future cash flows for certain indefinite-lived tradenames related to the Consumer segment. This impairment charge was recorded within Impairment of intangible assets and goodwill on the Consolidated Statements of Operations.

During fiscal 2010 and 2009, we recognized impairments of $20 million and $46 million, respectively, on certain land and buildings classified as held for sale. The impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell. Also, in fiscal 2010, we sold assets for $42 million which resulted in losses of $10 million. We sold properties in fiscal 2009 for $40 million with an immaterial loss.

During fiscal 2009, we concluded that there were impairment indicators, including the challenging economic environment and a decline in our market capitalization, which required us to perform an interim goodwill impairment analysis. As a result, we incurred a total impairment charge of $7.4 billion for fiscal 2009.

Non-operating income and expense

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Interest income	$10			$6			$37
Interest expense	(143)			(129)			(125)
Other (expense) income, net	(2)			55			8
Loss on early extinguishment of debt	(16)			—			—

Total	$(151)	$(83)	122%	$(68)	$12	(15)%	$(80)

Percentage of total net revenue	(2)%			(1)%			(1)%

The increase in interest expense during fiscal 2011, as compared to fiscal 2010, is due to the Senior Notes issued in the second quarter of fiscal 2011. Other (expense) income, net for fiscal 2011 includes a $21 million loss from the liquidation of certain foreign legal entities, partially offset by a realized gain on marketable securities. Other (expense) income, net for fiscal 2010 included net gains of $47 million from the liquidation of certain foreign legal entities. The Loss on early extinguishment of debt of $16 million was due to the repurchase of $500 million of aggregate principal amount of the 0.75% Notes due on June 15, 2011. See Note 6 of the Notes to Consolidated Financial Statements.

The decrease in interest income during fiscal 2010, as compared to fiscal 2009, was due to a lower average yield on our invested cash and short-term investment balances. Interest expense for fiscal 2010, as compared to fiscal 2009, remained relatively consistent. Other (expense) income, net for fiscal 2010 included net gains of $47 million from the liquidation of certain foreign legal entities. The liquidations resulted in the release of cumulative translation adjustments from accumulated other comprehensive income related to these entities.

Provision for income taxes

	Fiscal
	2011	2010	2009
	($ in millions)

Provision for income taxes	$105	$112	$183
Effective tax rate on earnings	14%	13%	(3)%

Our effective tax rate was approximately 14%, 13%, and (3)% in fiscal 2011, fiscal 2010, and 2009, respectively.

The tax expense in fiscal 2011 was reduced by the following benefits: (1) $49 million arising from the Veritas v Commissioner Tax Court decision further discussed below, (2) $15 million from the reduction of our valuation allowance for certain deferred tax assets, and (3) $21 million tax benefit from lapses of statutes of limitation, and (4) $7 million tax benefit from the conclusion of U.S. and foreign audits.

The tax expense in fiscal 2010 was significantly reduced by the following benefits: (1) $79 million tax benefit arising from the Veritas v. Commissioner Tax Court decision, (2) $11 million tax benefit from the reduction of our valuation allowance for certain deferred tax assets, (3) $17 million tax benefit from lapses of statutes of limitation, (4) $9 million tax benefit from the conclusion of U.S. and foreign audits, (5) $7 million tax benefit to adjust taxes provided in prior periods, and (6) $6 million tax benefit from current year discrete events. The change in the valuation allowance follows discussions with Irish Revenue in the third quarter of fiscal 2010, the result of which accelerates the timing of the use of certain Irish tax loss carryforwards in the future. The tax expense in fiscal 2009 was materially impacted by the inclusion of a $56 million tax benefit associated with the $7.0 billion impairment of goodwill in the third quarter of fiscal 2009.

The effective tax rates for all periods presented otherwise reflects the benefits of lower-taxed foreign earnings and losses from our joint venture with Huawei Technologies Co., Limited, domestic manufacturing incentives, and research and development credits, partially offset by state income taxes. Substantially all of the foreign earnings were generated by subsidiaries in Ireland and Singapore.

As a result of the impairment of goodwill in fiscal 2009, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We considered the following as positive evidences: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that these positive evidences outweigh the negative evidence and, thus, that the deferred tax assets as of April 1, 2011of $536 million, after application of the valuation allowances, are realizable on a “more likely than not” basis.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court, Veritas v Commissioner, protesting the IRS claim for such additional taxes. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest.

On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its offshore subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $79 million tax benefit in the third quarter of fiscal 2010. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional

$39 million tax benefit in the first quarter of fiscal 2011. In March 2011, we reached agreement with Irish Revenue concerning compensating adjustments arising from this matter, resulting in an additional $10 million tax benefit in the fourth quarter of fiscal 2011. This matter has now been closed and no further adjustments to the accrued liability are warranted.

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010 we filed a protest with the IRS in connection with the $80 million of tax assessed. On September 28, 2010, the case was formally accepted into the IRS Appeals process for consideration. This matter remains outstanding.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Loss from joint venture

	Fiscal	2011 vs. 2010		Fiscal	2010 vs. 2009		Fiscal
	2011	$	%	2010	$	%	2009
	($ in millions)

Loss from joint venture	$31	$(8)	(21)%	$39	$(14)	(26)%	$53
Percentage of total net revenue	1%			1%			1%

On February 5, 2008, Symantec formed Huawei-Symantec, Technologies Co., Limited (“joint venture”) with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances for global telecommunications carriers and enterprise customers.

For fiscal 2011, we recorded a loss of approximately $31 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2010 to December 31, 2010. For fiscal 2010, we recorded a loss of approximately $39 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2009 to December 31, 2009. For fiscal 2009, we recorded a loss of approximately $53 million related to our share of the joint venture’s net loss incurred for the period from February 5, 2008 (its date of inception) to December 31, 2008.

Loss attributable to noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given the Company’s majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For fiscal 2011, the loss attributable to the noncontrolling interest in VeriSign Japan was $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of April 1, 2011, we had cash and cash equivalents of $3 billion resulting in a net liquidity position of approximately $4 billion, which is defined as cash and cash equivalents and unused availability of the credit facility.

Senior Notes.  In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% Notes due September 15, 2015 and $750 million in principal amount of 4.20% Notes due September 15, 2020, for an aggregate principal amount of $1.1 billion.

Revolving Credit Facility.  In the second quarter of fiscal 2011, we also entered into a $1 billion senior unsecured revolving credit facility that expires in September 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of April 1, 2011, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

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

Uses of Cash

Our principal cash requirements include working capital, capital expenditures and payments of principal and interest on our debt and taxes. In addition, we regularly evaluate our ability to repurchase stock and acquire other businesses.

Acquisition-related.  In fiscal 2011, we acquired the identity and authentication business of VeriSign, as well as PGP, GuardianEdge and two other companies for an aggregate amount of $1.5 billion, net of cash acquired. In fiscal 2010, we acquired two companies for an aggregate payment of $31 million, net of cash acquired. For fiscal 2009, we acquired MessageLabs, PC Tools, SwapDrive, and several other companies for an aggregate payment of $1.1 billion, net of cash acquired.

Convertible Senior Notes.  In June 2006, we issued $1.1 billion principal amount of 0.75% Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Notes due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the Convertible Senior Notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash. We did not pay any amount of the 0.75% Notes or the 1.00% Notes other than the related interest costs in either of fiscal 2010 or 2009.

Stock Repurchases.  We repurchased 57 million, 34 million, and 42 million shares for $872 million, $553 million, and $700 million during fiscal 2011, 2010, and 2009, respectively. As of April 1, 2011, we had $877 million remaining under the plan authorized for future repurchases.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal
	2011	2010	2009
	(In millions)

Net cash provided by (used in):
Operating activities	$1,794	$1,693	$1,671
Investing activities	(1,760)	(65)	(961)
Financing activities	(184)	(441)	(677)

Operating Activities

Net cash provided by operating activities was $1.8 billion for fiscal 2011, which resulted from net income of $593 million adjusted for non-cash items, including depreciation and amortization charges of $743 million and stock-based compensation expense of $145 million, and an increase in deferred revenue of $442 million. These amounts were partially offset by a decrease in income taxes payable of $128 million.

Net cash provided by operating activities was $1.7 billion for fiscal 2010, which resulted from net income of $714 million adjusted for non-cash items, including depreciation and amortization charges of $837 million and stock-based compensation expense of $155 million. These amounts were partially offset by a decrease in income taxes payable of $95 million primarily related to the outcome of the Veritas v. Commissioner Tax Court decision; see Note 12 of the Notes to Consolidated Financial Statements.

Net cash provided by operating activities was $1.7 billion for fiscal 2009, which resulted from non-cash charges related to depreciation and amortization expenses of $933 million and the $7.4 billion goodwill impairment charge offset by the net loss of $6.8 billion.

Investing Activities

Net cash used in investing activities of $1.8 billion for fiscal 2011 was due to $1.5 billion of payments for our fiscal 2011 acquisitions, net of cash acquired, and $268 million paid for capital expenditures.

Net cash used in investing activities was $65 million for fiscal 2010 and was primarily due to $248 million paid for capital expenditures, partially offset by net proceeds from the sale of available-for-sale securities of $190 million.

Net cash used in investing activities was $1.0 billion for fiscal 2009 and was primarily due to an aggregate payment of $1.1 billion in cash for acquisitions, net of cash acquired, and $272 million paid for capital expenditures, partially offset by net proceeds of $336 million from the sale of short-term investments which were used to partially fund acquisitions.

Financing Activities

Net cash used in financing activities of $184 million for fiscal 2011 was primarily due to repurchases of common stock of $872 million and repurchases of long-term debt of $510 million, partially offset by proceeds from debt issuance, net of discount, of $1.1 billion and net proceeds from sales of common stock through employee stock plans of $122 million.

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

As of April 1, 2011, $1.6 billion of the $3 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed these funds for our operations in the U.S.

Contractual Obligations

The following is a schedule by years of our significant contractual obligations as of April 1, 2011:

	Payments Due by Period
			Fiscal 2013	Fiscal 2015	Fiscal 2017
	Total	Fiscal 2012	and 2014	and 2016	and Thereafter	Other
	(In millions)

Senior Notes(1)	$1,100	$—	$—	$350	$750	$—
Interest payments on Senior Notes(1)	342	41	82	77	142	—
Convertible Senior Notes(2)	1,600	600	1,000	—	—	—
Interest payments on Convertible Senior Notes(2)	27	12	15	—	—	—
Purchase obligations(3)	373	334	39	—	—	—
Operating leases(4)	408	94	145	79	90	—
Norton royalty agreement(5)	2	2	—	—	—	—
Uncertain tax positions(6)	361	—	—	—	—	361

Total contractual obligations	$4,213	$1,083	$1,281	$506	$982	$361

(1)	In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% Notes due September 15, 2015 and $750 million in principal amount of 4.20% Notes due September 15, 2020. Interest payments were calculated based on terms of the related notes. For further information on the Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements.

(2)	In the first quarter of fiscal 2007, we issued $1.1 billion in principal amount of 0.75% Notes due June 15, 2011 and $1.0 billion in principal amount of 1.00% Notes due June 15, 2013. In the second quarter of fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes. Interest payments were calculated based on terms of the related notes. For further information on the Convertible Senior Notes, see Note 6 of the Notes to Consolidated Financial Statements.

(3)	These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.

(4)	We have entered into various noncancelable operating lease agreements that expire on various dates through 2029. The amounts in the table above include $32 million in exited or excess facility costs related to restructuring activities, excluding expected sublease income.

(5)	In June 2007, we amended an existing royalty agreement with Peter Norton for the licensing of certain publicity rights. As a result, we recorded a long-term liability reflecting the net present value of expected future royalty payments due to Mr. Norton.

(6)	As of April 1, 2011, we reflected $361 million in long term taxes payable related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

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

Recently Issued and Adopted Authoritative Guidance

In the first quarter of fiscal 2011, we adopted new authoritative guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The adoption of this guidance did not have an impact on our consolidated financial statements for fiscal 2011.

In the fourth quarter of fiscal 2011, updated authoritative guidance was issued to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, we will need to consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of this guidance will be effective beginning April 2, 2011, the first quarter of our fiscal 2012. The updated guidance may require us to perform the Step 2 for our Services reporting unit upon adoption. The adoption of this guidance could potentially result in an impairment of the goodwill recorded in the Services reporting unit of up to $19 million.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, maximizes yields consistent with approved credit risk, and limits inappropriate concentrations of investment by sector, credit, or issuer. We classify our cash equivalents and short-term investments in accordance with the authoritative guidance on investments. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale. Short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income, net in the Consolidated Statements of Operations. We use the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.

The following table presents the fair value and hypothetical changes in fair values on short-term investments sensitive to changes in interest rates:

					Value of Securities
	Value of Securities Given an				Given an Interest
	Interest Rate Increase of				Rate Decrease of X
	X Basis Points (bps)			Fair Value	Basis Points (bps)
	150 bps	100 bps	50 bps	As of	(25 bps)	(75 bps)
	(In millions)

April 1, 2011	$5	$5	$5	$5	$5	*
April 2, 2010	$10	$10	$10	$10	$10	*

*	Amount not applicable

The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus 150 bps, plus 100 bps, plus 50 bps, and minus 25 bps.

As of April 1, 2011, we had $1.1 billion in principal amount of fixed-rate Senior Notes outstanding, with a carrying amount of $1.1 billion and a fair value of $1.05 billion, which fair value is based on market prices. As of April 1, 2011, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease of approximately $34 million and an increase of approximately $35 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

Foreign Currency Exchange Rate Risk

We conduct business in 43 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in Other income, net. Our objective in managing foreign exchange activity is to preserve stockholder value by minimizing the risk of foreign currency exchange rate changes. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. Under our program, gains and losses in our foreign currency exposures are offset by losses and gains on our forward contracts. Our forward contracts generally have terms of one to six months. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in Other income, net.

The following table presents a sensitivity analysis on our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency:

	Value of Contracts			Value of Contracts
	Given X%			Given X%
	Appreciation of			Depreciation of
	Foreign			Foreign
	Currency		Notional	Currency
Foreign Forward Exchange Contracts	10%	5%	Amount	(5)%	(10)%
	(In millions)

Purchased, April 1, 2011	$217	$208	$199	$188	$177
Sold, April 1, 2011	$271	$283	$298	$313	$331
Purchased, April 2, 2010	$217	$209	$199	$189	$177
Sold, April 2, 2010	$236	$248	$260	$274	$289

Equity Price Risk

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

In September 2010, we repurchased $500 million aggregate principal amount of our 0.75% Notes. Concurrently with this repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.

The Convertible Senior Notes have a fixed annual interest rate and therefore, we do not have economic interest rate exposure on the Convertible Senior Notes. However, the values of the Convertible Senior Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Senior Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our Convertible Senior Notes are affected by our stock price. The carrying value of the 0.75% Notes was $596 million as of April 1, 2011. This represents the liability component of the $600 million principal balance as of April 1, 2011. The total estimated fair value of our 0.75% Notes at April 1, 2011 was $618 million and the fair value was determined based on the closing trading price per $100 of the 0.75% Notes as of the last day of trading for the fourth quarter of fiscal 2011, which was $103.00. The carrying value of the 1.00% Notes was $890 million as of April 1, 2011. This represents the liability component of the $1.0 billion principal balance as of April 1, 2011. The total estimated fair value of our 1.00% Notes at April 1, 2011 was $1.2 billion and the fair value was determined based on the closing trading price per $100 of the 1.00% Notes as of the last day of trading for the fourth quarter of fiscal 2011, which was $120.81.

For business and strategic purposes, we also hold equity interests in several privately held companies, many of which can be considered to be in the start-up or development stages. These investments are inherently risky and we could lose a substantial part or our entire investment in these companies. These investments are recorded at cost and classified as Other long-term assets in the Consolidated Balance Sheets. As of April 1, 2011, these investments had an aggregate carrying value of $30 million.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

The consolidated financial statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Financial Data

	Fiscal 2011				Fiscal 2010
	Apr. 1,	Dec. 31,	Oct. 1,	Jul. 2,	Apr. 2,	Jan. 1,	Oct. 2,	Jul. 3,
	2011	2010	2010	2010	2010	2010(a)	2009(a)	2009 (a)
						As Adjusted	As Adjusted	As Adjusted
	(In millions, except per share data)

Net revenue	$1,673	$1,604	$1,480	$1,433	$1,531	$1,548	$1,474	$1,432
Gross profit	1,403	1,340	1,234	1,168	1,255	1,290	1,215	1,120
Operating income	239	229	218	194	247	277	257	152
Net income	166	132	134	161	184	301	155	74
Less: Loss attributable to noncontrolling interest(b)	(2)	—	(2)	—	—	—	—	—

Net income attributable to Symantec Corporation stockholders	168	132	136	161	184	301	155	74

Net income per share attributable to Symantec Corporation stockholders — basic	$0.23	$0.17	$0.17	$0.20	$0.23	$0.37	$0.19	$0.09
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.22	$0.17	$0.17	$0.20	$0.23	$0.37	$0.19	$0.09

(a)	The amounts previously reported on Form 10-Q for fiscal 2010 have been adjusted for the joint venture’s adoption of authoritative guidance on revenue recognition. As a result of our joint venture’s adoption of the guidance, our net income increased by $1 million, $5 million and $1 million during our first, second and third quarters of fiscal 2010, respectively.

(b)	On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given the Company’s majority ownership interest in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For more information, see Note 3 of the Notes to Consolidated Financial Statements in this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded from our evaluation, the internal control over financial reporting of the identity and authentication business acquired from VeriSign, Inc. and subsidiaries (“VeriSign”), which we acquired on August 9, 2010, as discussed in Note 3 of the Notes to Consolidated Financial Statements in this annual report. As of April 1, 2011, total net tangible assets subject to VeriSign’s internal control over financial reporting represented $178 million or 1% of our total assets. Total revenue subject to VeriSign’s internal control over financial reporting represented $137 million of net revenue, or less than 2% of net revenue for the fiscal year ended April 1, 2011. As noted below, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to the identity and authentication business of VeriSign, in addition to VeriSign’s internal control over financial reporting.

Our management has concluded that, as of April 1, 2011, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of April 1, 2011, which is included in Part IV, Item 15 of this annual report.

(c)	Changes in Internal Control over Financial Reporting

As a result of our acquisition of the identity and authentication business of VeriSign on August 9, 2010, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to such acquisition. Except as described above, there were no changes in our internal control over financial reporting during the quarter ended April 1, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Symantec’s definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Symantec’s definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Symantec’s definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Symantec’s definitive proxy statement to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this annual report on Form 10-K or incorporated by reference from Symantec’s definitive proxy statement to be filed pursuant to Regulation 14A.

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
350 Ellis Street
Mountain View, California 94043
650-527-8000

a) The following documents are filed as part of this report:

Page
Number

1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of April 1, 2011 and April 2, 2010	63
Consolidated Statements of Operations for the years ended April 1, 2011, April 2, 2010 and April 3, 2009	64
Consolidated Statements of Stockholders’ Equity for the years ended April 1, 2011, April 2, 2010 and April 3, 2009	65
Consolidated Statements of Cash Flows for the years ended April 1, 2011, April 2, 2010 and April 3, 2009	66
Notes to Consolidated Financial Statements	67
2. Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended April 1, 2011, April 2, 2010 and April 3, 2009 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation

Schedule II: Valuation and Qualifying Accounts	106
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits: The following exhibits are filed as part of or furnished with this annual report as applicable:

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/02/11
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02	Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.03	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.04	Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.05	Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.06	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Bank of America, N.A.	10-Q	000-17781	10.04	11/03/10
4.07	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Citibank, N.A.	10-Q	000-17781	10.05	11/03/10

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.08		Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/03/10
4.09		Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10
4.10		Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10
4.11		Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	10.04	09/16/10
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10	.04*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.05*	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	05/24/10
10	.06*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.07*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.08*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.09*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-K	000-17781	10.09	06/01/09
10	.10*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.11*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.12*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.13*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.14*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.15*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.16*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.17*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement					X
10	.18*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.19*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.20*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	10-Q	000-17781	10.2	11/03/10
10	.21*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.22*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10	.23*	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10	.24*	Separation and Release Agreement, effective August 31, 2010, between Symantec Corporation and Greg Hughes	8-K	000-17781	10.01	09/07/10
10	.25*	FY11 Long Term Incentive Plan	10-Q	000-17781	10.04	08/04/10
10	.26*	Form of FY11 Executive Annual Incentive Plan — Chief Executive Officer	10-Q	000-17781	10.01	08/04/10
10	.27*	Form of FY11 Executive Annual Incentive Plan — Executive Vice President and Group President — 90%	10-Q	000-17781	10.02	08/04/10
10	.28*	Form of FY11 Executive Annual Incentive Plan — Executive Vice President and Group President	10-Q	000-17781	10.03	08/04/10
10	.29*	FY12 Long Term Incentive Plan					X
10	.30*	Form of FY12 Executive Annual Incentive Plan — Chief Executive Officer					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.31*	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President — 95%					X
10	.32*	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President					X
10	.33*	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10	.34*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.35*	Amendment to the Symantec Executive Retention Plan, effective January 1, 2009	10-Q	000-17781	10.01	02/05/10
10.36		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10	.37†	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777	10.27 Exhibit C	08/06/99
10	.38‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.39		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.40		Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	02/02/11
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS	XBRL Instance Document					X
101	.SCH	XBRL Taxonomy Schema Linkbase Document					X
101	.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101	.LAB	XBRL Taxonomy Labels Linkbase Document					X
101	.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101	.DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries as of April 1, 2011 and April 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of April 1, 2011 and April 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symantec Corporation’s internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
May 20, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited Symantec Corporation’s (the “Company”) internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Symantec Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of April 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 1, 2011, the internal control over financial reporting of the identity and authentication business of VeriSign, Inc. and subsidiaries (“VeriSign”), which was acquired on August 9, 2010 as discussed in Note 3 of the Notes to Consolidated Financial Statements. Total net tangible assets subject to VeriSign’s internal control over financial reporting represented $178 million, and total revenue subject to VeriSign’s internal control over financial reporting represented $137 million of net revenue. Our audit of internal control over financial reporting of Symantec Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of VeriSign.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of April 1, 2011 and April 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2011, and our report dated May 20, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
May 20, 2011

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 1,	April 2,
	2011	2010
	(In millions, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$2,950	$3,029
Short-term investments	8	15
Trade accounts receivable, net	1,013	856
Inventories	30	25
Deferred income taxes	223	176
Other current assets	262	250

Total current assets	4,486	4,351
Property and equipment, net	1,050	949
Intangible assets, net	1,511	1,179
Goodwill	5,494	4,605
Investment in joint venture	27	58
Other long-term assets	151	90

Total assets	$12,719	$11,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$214
Accrued compensation and benefits	443	349
Deferred revenue	3,321	2,835
Current portion of long-term debt	596	—
Income taxes payable	24	35
Other current liabilities	249	338

Total current liabilities	4,893	3,771
Long-term debt	1,987	1,871
Long-term deferred revenue	498	371
Long-term deferred tax liabilities	296	195
Long-term income taxes payable	361	426
Other long-term obligations	79	50

Total liabilities	8,114	6,684
Commitments and contingencies
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock (par value: $0.01, 3,000 shares authorized; 972 and 1,182 shares issued at April 1, 2011 and April 2, 2010; 758 and 798 shares outstanding at April 1, 2011 and April 2, 2010)	8	8
Additional paid-in capital	8,361	8,990
Accumulated other comprehensive income	171	159
Accumulated deficit	(4,012)	(4,609)

Total Symantec Corporation stockholders’ equity	4,528	4,548
Noncontrolling interest in subsidiary	77	—

Total stockholders’ equity	4,605	4,548

Total liabilities and stockholders’ equity	$12,719	$11,232

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009 *
	(In millions, except per share data)

Net revenue:
Content, subscription, and maintenance	$5,266	$5,034	$4,863
License	924	951	1,287

Total net revenue	6,190	5,985	6,150
Cost of revenue:
Content, subscription, and maintenance	903	849	840
License	27	22	35
Amortization of acquired product rights	115	234	352

Total cost of revenue	1,045	1,105	1,227

Gross profit	5,145	4,880	4,923
Operating expenses:
Sales and marketing	2,622	2,367	2,386
Research and development	862	857	870
General and administrative	390	352	343
Amortization of other purchased intangible assets	270	247	233
Restructuring and transition	92	94	96
Impairment of intangible assets and goodwill	27	—	7,419
Loss and impairment of assets held for sale	2	30	46

Total operating expenses	4,265	3,947	11,393
Operating income (loss)	880	933	(6,470)
Interest income	10	6	37
Interest expense	(143)	(129)	(125)
Other (expense) income, net	(2)	55	8
Loss on early extinguishment of debt	(16)	—	—

Income (loss) before income taxes and loss from joint venture	729	865	(6,550)
Provision for income taxes	105	112	183
Loss from joint venture	31	39	53

Net income (loss)	593	714	(6,786)
Less: Loss attributable to noncontrolling interest	(4)	—	—

Net income (loss) attributable to Symantec Corporation stockholders	$597	$714	$(6,786)

Net income (loss) per share attributable to Symantec Corporation stockholders — basic	$0.77	$0.88	$(8.17)
Net income (loss) per share attributable to Symantec Corporation stockholders — diluted	$0.76	$0.87	$(8.17)
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	778	810	831
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	786	819	831

*	As adjusted for the retrospective adoption of authoritative guidance on convertible debt instruments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF APRIL 1, 2011, APRIL 2, 2010 AND APRIL 3, 2009

						Total
				Accumulated		Symantec
			Additional	Other	Accumulated	Corporation	Noncontrolling	Total
	Common Stock		Paid-In	Comprehensive	Earnings	Stockholders’	Interest in	Stockholders’
	Shares	Amount	Capital *	Income	(Deficit)*	Equity*	Subsidiary	Equity*
	(In millions)

Balances, March 28, 2008	839	$8	$9,487	$160	$1,574	$11,229	—	$11,229
Components of comprehensive loss:							—
Net loss, as adjusted	—	—	—	—	(6,786)	(6,786)	—	(6,786)
Translation adjustment, net of tax of ($36)	—	—	—	21	—	21	—	21
Reclassification adjustment for net loss on legal liquidation of foreign entities included in net income, net	—	—	—	5	—	5	—	5

Total comprehensive loss						(6,760)		(6,760)

Issuance of common stock under employee stock plans	18	—	230	—	—	230	—	230
Repurchases of common stock	(42)	—	(576)	—	(124)	(700)	—	(700)
Restricted stock units released, net of taxes	2	—	(15)	—	—	(15)	—	(15)
Stock-based compensation, net of estimated forfeitures	—	—	154	—	—	154	—	154
Income tax benefit from employee stock transactions	—	—	9	—	—	9	—	9

Balances, April 3, 2009	817	8	9,289	186	(5,336)	4,147	—	4,147
Components of comprehensive income:
Net income	—	—	—	—	714	714	—	714
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	3	—	3	—	3
Translation adjustment, net of tax of $9	—	—	—	17	—	17	—	17
Reclassification adjustment for net gain on legal liquidation of foreign entities included in net income, net	—	—	—	(47)	—	(47)	—	(47)

Total comprehensive income						687	—	687

Issuance of common stock under employee stock plans	12	—	124	—	—	124	—	124
Repurchases of common stock	(34)	—	(566)	—	13	(553)	—	(553)
Restricted stock units released, net of taxes	3	—	(20)	—	—	(20)	—	(20)
Stock-based compensation, net of estimated forfeitures	—	—	154	—	—	154	—	154
Income tax benefit from employee stock transactions	—	—	9	—	—	9	—	9

Balances, April 2, 2010	798	8	8,990	159	(4,609)	4,548	—	4,548

Components of comprehensive income:
Net income	—	—	—	—	597	597	(4)	593
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)	—	(1)
Translation adjustment, net of tax of $13	—	—	—	(8)	—	(8)	—	(8)
Reclassification adjustment for net loss on legal liquidation of foreign entities included in net income, net	—	—	—	21	—	21	—	21

Total comprehensive income						609	(4)	605

Issuance of common stock under employee stock plans	7	—	122	—	—	122	—	122
Repurchases of common stock	(57)	—	(870)	—	—	(870)	(2)	(872)
Restricted stock units released, net of taxes	5	—	(28)	—	—	(28)	—	(28)
Stock-based compensation, net of estimated forfeitures	5	—	146	—	—	146	—	146
Noncontrolling interset in subsidiary	—	—	—	—	—	—	84	84
Dividend declared to noncontrolling interest in subsidiary	—	—	—	—	—	—	(1)	(1)
Adjustments to goodwill related to stock options assumed in business combination	—	—	1	—	—	1	—	1

Balances, April 1, 2011	758	$8	$8,361	$171	$(4,012)	$4,528	$77	$4,605

*	As adjusted for the retrospective adoption of authoritative guidance on convertible debt instruments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009*
	(In millions)

OPERATING ACTIVITIES:
Net income (loss)	$593	$714	$(6,786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	647	733	836
Amortization of discount on debt	96	104	97
Stock-based compensation expense	145	155	157
Loss on early extinguishment of debt	16	—	—
Impairment of intangible assets and goodwill	27	—	7,419
Loss and impairment of assets held for sale	2	30	46
Deferred income taxes	5	(41)	(127)
Excess income tax benefit from the exercise of stock options	(7)	(13)	(18)
Loss from joint venture	31	39	53
Net loss (gain) on legal liquidation of foreign entities	21	(47)	5
Other	(13)	—	8
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(88)	(14)	(85)
Inventories	(4)	3	6
Accounts payable	2	4	(49)
Accrued compensation and benefits	72	(34)	(55)
Deferred revenue	442	114	141
Income taxes payable	(128)	(95)	(15)
Other assets	6	1	66
Other liabilities	(71)	40	(28)

Net cash provided by operating activities	1,794	1,693	1,671
INVESTING ACTIVITIES:
Purchase of property and equipment	(268)	(248)	(272)
Proceeds from sale of property and equipment	30	45	40
Cash payments for acquisitions, net of cash acquired	(1,537)	(31)	(1,063)
Purchase of equity investments	(7)	(21)	(2)
Purchases of available-for-sale securities	—	(2)	(349)
Proceeds from sales of available-for-sale securities	20	192	685
Other	2	—	—

Net cash used in investing activities	(1,760)	(65)	(961)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	122	124	229
Excess income tax benefit from the exercise of stock options	7	13	18
Tax payments related to restricted stock issuance	(28)	(20)	(16)
Proceeds from debt issuance, net of discount	1,097	—	—
Repurchase of long-term debt	(510)	—	—
Proceeds from sale of bond hedge	13	—	—
Debt issuance costs	(10)	—	—
Repurchase of common stock	(872)	(553)	(700)
Repayment of short-term borrowing	—	—	(200)
Repayment of other long-term obligations	(3)	(5)	(8)

Net cash used in financing activities	(184)	(441)	(677)
Effect of exchange rate fluctuations on cash and cash equivalents	71	49	(130)

Change in cash and cash equivalents	(79)	1,236	(97)
Beginning cash and cash equivalents	3,029	1,793	1,890

Ending cash and cash equivalents	$2,950	$3,029	$1,793

Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$224	$247	$321
Interest expense paid	$38	$19	$23

*	As adjusted for the retrospective adoption of authoritative guidance on convertible debt instruments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation with no impact on previously reported net income.

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given the Company’s majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. See Note 3 for further detail.

Fiscal Calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Fiscal Year	Ended	Weeks

2011	April 1, 2011	52
2010	April 2, 2010	52
2009	April 3, 2009	53

Our 2012 fiscal year will consist of 52 weeks and will end on March 30, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, fair value of financial instruments, valuation of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, contingencies and litigation, and the valuation allowance for deferred income taxes.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

adjustments resulting from this process are included as a component of Accumulated other comprehensive income. In the event of liquidation of a foreign subsidiary, the accumulated translation adjustment attributable to that foreign subsidiary is reclassified from Accumulated other comprehensive income and included in Other Income, net. As a result of such liquidations in fiscal 2011, 2010, and 2009, we recorded a net loss of $21 million, a net gain of $47 million, and a net loss of $5 million, respectively. Foreign currency transaction gains and losses are also included in Other income, net, in the Consolidated Statements of Operations. We had foreign currency transaction losses of $7 million and $3 million for fiscal 2011 and 2010, respectively. We had a foreign currency transaction gain in fiscal 2009 of $11 million. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.

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

For arrangements that include multiple elements, including perpetual software licenses, maintenance, services, and packaged products with content updates, managed security services, and subscriptions, we allocate and defer revenue for the undelivered items based on VSOE of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist for an undelivered element.

For arrangements that include both software and non-software elements, we allocate revenue to the software deliverables as a group and non-software deliverables based on their relative selling prices. In such circumstances,

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the accounting principles establish a hierarchy to determine the selling price used for allocating revenue to the deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”) and (iii) the best estimate of the selling price (“ESP”). Our appliance products, SaaS and certain other services are considered to be non-software elements in our arrangements.

When we are unable to establish a selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy and pricing factors. ESP applies to a small portion of our arrangements with multiple deliverables.

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

Financial Instruments

The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value. As of April 1, 2011, our cash equivalents consisted of $1.9 billion in money market funds and $204 million in bank securities and deposits. As of April 2, 2010, our cash equivalents consisted of $2.0 billion in money market funds, $216 million in bank securities and deposits, and $116 million in government securities.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Short-Term Investments.  Short-term investments consist of marketable debt or equity securities that are classified as available-for-sale and recognized at fair value. The determination of fair value is further detailed in Note 2. Our portfolios generally consist of (1) debt securities which include asset-backed securities, corporate securities and government securities, and (2) marketable equity securities. As of April 1, 2011, our asset-backed securities have contractual maturity dates in excess of 10 years. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

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

Equity Investments.  We make equity investments in privately held companies whose businesses are complementary to our business. These investments are accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over these companies. The investments are included in Other long-term assets. We assess the recoverability of these investments by reviewing various indicators of impairment and determine the fair value of these investments by performing a discounted cash flow analysis of estimated future cash flows if there are indicators of impairment. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in Other income, net. As of April 1, 2011 and April 2, 2010, we held equity investments in privately-held companies of $30 million and $22 million, respectively. Other-than-temporary impairments related to these investments were not material for the periods presented.

Derivative Instruments.  We transact business in various foreign currencies and have foreign currency risks associated with monetary assets and liabilities denominated in foreign currencies. We utilize foreign currency forward contracts to reduce the risks associated with changes in foreign currency exchange rates. Our forward contracts generally have terms of six months or less and are transacted near month end periods. We do not use forward contracts for trading purposes. The gains and losses on the contracts are intended to offset the gains and losses on the underlying transactions. Both the changes in fair value of outstanding forward contracts and realized foreign exchange gains and losses are included in Other income, net. Contract fair values are determined based on quoted prices for similar assets or liabilities in active markets using inputs such as LIBOR, currency rates, forward points, and commonly quoted credit risk data. For each fiscal period presented in this report, outstanding derivative contracts and the related gains or losses were not material.

Senior Notes, Convertible Senior Notes, Note Hedges and Revolving Credit Facility.  In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020, collectively referred to as the Senior Notes, for an aggregate principal amount of $1.1 billion. In June 2006, we issued $1.1 billion in principal amount of 0.75% convertible senior notes (“0.75% Notes”) and $1.0 billion in principal amount of 1.00% convertible senior notes (“1.00% Notes”), collectively referred to as the Convertible Senior Notes. Our Senior Notes are recorded at cost based upon par value at issuance. Our Convertible Senior Notes are recorded at cost (in liability (debt) and equity (conversion option) components) based upon par value at issuance less a discount. The liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The excess of the principal amount of the Convertible Senior Notes over the fair value of the liability component is the equity component or debt discount.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Such excess represents the estimated fair value of the conversion feature and is recorded as Additional paid-in capital. The debt discount is amortized using the Company’s effective interest rate over the term of the Convertible Senior Notes as a non-cash charge to interest expense included in Interest expense. Debt issuance costs were recorded in Other long-term assets and are being amortized to Interest expense using the effective interest method. In conjunction with the issuance of the Convertible Senior Notes, we entered into note hedge transactions which provide us with the option to purchase additional common shares at a fixed price after conversion. The cost incurred in connection with the note hedge transactions, net of the related tax benefit, and the proceeds from the sale of warrants, was included as a net reduction in Additional paid-in capital. Borrowings under our $1 billion senior unsecured revolving credit facility are recognized at cost plus accrued interest based upon stated interest rates.

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

	As of
	April 1,	April 2,
	2011	2010
	(In millions)

Trade accounts receivable, net:
Receivables	$1,034	$873
Less: allowance for doubtful accounts	(9)	(8)
Less: reserve for product returns	(12)	(9)

Trade accounts receivable, net:	$1,013	$856

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. Inventory predominantly consists of deferred costs of revenue and finished goods. Deferred costs of revenue were $22 million as of April 1, 2011 and $23 million as of April 2, 2010, of which $16 million and $17 million, respectively was related to consumer products that include content updates and will be recognized ratably over the term of the subscription.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. We capitalize costs incurred during the application development stage related to the development of internal use software and enterprise cloud computing services. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 30 years.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Computer hardware and software, and office furniture and equipment are depreciated over three to five years. The following table summarizes property and equipment by categories for the periods presented:

	As of
	April 1,	April 2,
	2011	2010
	(In millions)

Property and equipment, net:
Computer hardware and software	$1,458	$1,237
Office furniture and equipment	189	185
Buildings	467	440
Leasehold improvements	270	245

	2,384	2,107
Less: accumulated depreciation and amortization	(1,530)	(1,299)

	854	808
Construction in progress	117	70
Land	79	71

Property and equipment, net:	$1,050	$949

Depreciation expense was $257 million, $247 million, and $250 million in fiscal 2011, 2010, and 2009, respectively.

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

Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The separately identifiable intangible assets generally include developed technology, customer relationships and tradenames. We estimate the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support.

For any given acquisition, we may identify certain pre-acquisition contingencies. We estimate the fair value of such contingencies, which are included under the acquisition method as part of the assets acquired or liabilities assumed, as appropriate. Differences from these estimates are recorded in the Consolidated Statements of Operations in the period in which they are identified.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

To determine the reporting units’ fair values in the current year analysis, we used the income approach which is based on the estimated discounted future cash flows of that reporting unit. The estimated fair value of each reporting unit under the income approach is corroborated with the market approach which measures the value of a business through an analysis of recent sales or offerings of a comparable entity. We also consider our market capitalization on the date of the analysis. The methodology applied in the current year analysis was consistent with the methodology applied in the prior year analysis, but was based on updated assumptions, as appropriate.

Our cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. To determine the reporting units’ carrying values, we allocated assets and liabilities based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. Goodwill was allocated to the reporting units based on a combination of specific identification and relative fair values, which is consistent with the methodology utilized in the prior year impairment analysis. The use of relative fair values was necessary for certain reporting units due to impairment charges and changes in our operating structure in prior years.

Prior to performing our second step in the goodwill impairment analysis, we perform an assessment of long-lived assets, including intangible assets, for impairment.

Intangible Assets.  In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology (which consists of acquired product rights, technologies, databases, and contracts), in-process research and development, trademarks and tradenames. Indefinite-lived intangible assets are not subject to amortization. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from one to eleven years. Amortization for developed technology is recognized in Cost of revenue as Amortization of acquired product rights. Amortization for customer relationships and certain tradenames is recognized in Operating expenses.

On an interim basis, we assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. Recoverability of certain finite-lived intangible assets, particularly customer relationships and finite-lived tradenames, would be measured by the comparison of the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If the asset is considered to be impaired, such amount would be measured as the difference between the carrying amount of the asset and its fair value. Recoverability and impairment of other finite-lived intangible assets, particularly developed technology and patents, would be measured by the comparison of the carrying amount of the asset to the sum of undiscounted estimated future product revenues offset by estimated future costs to dispose of the product. In addition, for indefinite-lived intangible assets, we review such assets for impairment on an annual basis consistent with the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

timing of the annual evaluation for goodwill. These assets generally include tradenames, trademarks and in-process research and development. Recoverability of infinite-lived intangible assets would be measured by the comparison of the carrying amount of the asset to the sum of the discounted estimated future cash flows the asset is expected to generate. If the asset is considered to be impaired, such amount would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets are subjective and are affected by changes to our business strategies. These estimates may be subject to change.

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

We apply the authoritative guidance on income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Fair Value of Stock-Based Awards.  We have issued and outstanding three types of stock-based awards: stock options, restricted stock units and stock purchase rights.

•	Stock Options. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

•	Restricted Stock Units. The fair value of each Restricted Stock Unit (“RSU”) is equal to the market value of Symantec’s common stock on the date of grant.

•	Stock Purchase Rights. The fair value of each Employee Stock Purchase Plan (“ESPP”) right is equal to the 15% discount on the shares on the date of purchase.

Concentrations of Credit Risk

A significant portion of our revenue and net income (loss) is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade accounts receivable, and forward foreign exchange contracts. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in the Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations. See Note 10 for details of significant customers.

Advertising Costs

Advertising costs are charged to operations as incurred and include electronic and print advertising, trade shows, collateral production, placement fees with hardware manufacturers, and all forms of direct marketing. Advertising costs included in Sales and marketing expense for fiscal 2011, 2010, and 2009 were $668 million, $615 million, and $572 million, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Recently Issued and Adopted Authoritative Guidance

In the first quarter of fiscal 2011, we adopted new authoritative guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The adoption of this guidance did not have an impact on our consolidated financial statements for fiscal 2011.

In the fourth quarter of fiscal 2011, updated authoritative guidance was issued to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, we will need to consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of this guidance will be effective beginning April 2, 2011, the first quarter of our fiscal 2012. The updated guidance may require us to perform the step 2 for our Services reporting unit upon adoption. The adoption of this guidance could potentially result in an impairment of the goodwill recorded in the Services reporting unit of up to $19 million.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Assets Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of April 1, 2011				As of April 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)

Cash equivalents:
Money market funds(1)	$1,866	$—	$—	$1,866	$2,046	$—	$—	$2,046
Bank securities and deposits(2)	—	204	—	204	—	216	—	216
Government securities(2)	—	—	—	—	—	116	—	116

Total	$1,866	$204	$—	$2,070	$2,046	$332	$—	$2,378

(1)	Level 1 securities are based on quoted market prices of the identical underlying security.

(2)	Level 2 securities are priced using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

The following table summarizes our assets measured at fair value on a nonrecurring basis, by level, within the fair value hierarchy:

				Losses			Losses
				Fiscal Year			Fiscal Year
				Ended			Ended
	April 1,			April 1,	April 2,		April 2,
	2011	Level 2	Level 3	2011	2010	Level 2	2010
				(In millions)

Assets held for sale	$—	$—	$—	$2	$34	$34	$20
Indefinite-lived intangible assets	$1,250	$—	$1,250	$27	$—	$—	$—
Long-term debt	$497	$497	$—	$16	$—	$—	$—

Assets Held for Sale.  Assets held for sale during fiscal 2011 were measured at fair value, less costs to sell, using Level 2 inputs consisting of recent offers made by third parties to purchase the properties or valuation appraisals. As of April 1, 2011, we reclassified all remaining assets held for sale valued at $2 million to assets held for use within Property and equipment. During fiscal 2011, 2010 and 2009, we recorded impairments as a result of fair value measurements of $2 million, $20 million, and $46 million, respectively. As of April 2, 2010 assets held for sale was $34 million. During fiscal years 2010 and 2009, we sold assets held for sale for $42 million and $40 million which resulted in a $10 million and immaterial loss, respectively. Assets held for sale were included in Other current assets.

Indefinite-lived intangible assets.  During fiscal 2011, we recorded an impairment charge of $27 million which reduced the gross carrying value of indefinite-lived tradenames. This impairment charge was due to reductions in expected future cash flows for certain indefinite-lived tradenames related to the Consumer segment. This impairment charge was recorded within Impairment of intangible assets and goodwill on the Consolidated Statements of Operations.

Long-Term Debt.  In fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes , which had a net book value of $481 million. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The fair value of the liability component was calculated to be $497 million using Level 2 inputs based on market prices for similar convertible debt instruments and resulting yields. See Note 6 for further details.

Note 3.	Acquisitions

Fiscal 2011 acquisitions

Identity and Authentication Business of VeriSign, Inc.

On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, which included a controlling interest in VeriSign Japan and equity interests in certain other subsidiary entities. In exchange for the assets and liabilities of the acquired business, we paid a total purchase price of $1.29 billion in cash, which included net cash and working capital adjustments of $3 million. No equity interests were issued. The results of operations of the identity and authentication business of VeriSign are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for VeriSign was not material to our financial results and was therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $11 million, which were included in general and administrative expense.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Net tangible assets(1)	$178
Intangible assets(2)	628
Goodwill(3)	602
Deferred tax liability	(38)
Noncontrolling interest in VeriSign Japan(4)	(85)

Total purchase price	$1,285

(1)	Net tangible assets included deferred revenue, which was adjusted down from $286 million to $68 million, representing our estimate of the fair value of the contractual obligation assumed for the support of the authentication business.

(2)	Intangible assets included customer relationships of $226 million, developed technology of $123 million and tradenames of $5 million, which are amortized over their estimated useful lives of 18 months to nine years. The weighted-average estimated useful lives were 8.0 years for customer relationships and 9.0 years for developed technology. Intangible assets also included indefinite-lived tradenames and trademarks of $274 million.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of VeriSign product offerings with our product offerings.

(4)	The fair value of the noncontrolling interest was calculated on a market basis using the closing stock price of VeriSign Japan on the date of acquisition.

PGP Corporation

On June 4, 2010, we completed the acquisition of PGP Corporation (“PGP”), a nonpublic provider of email and data encryption software. In exchange for all of the voting equity interests of PGP, we paid a total purchase price of $306 million, excluding cash acquired. The results of operations of PGP are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for PGP was not material to our financial results and was therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Net tangible assets(1)	$7
Intangible assets(2)	74
Goodwill(3)	225

Total purchase price	$306

(1)	Net tangible assets included deferred revenue, which was adjusted down from $55 million to $9 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $29 million, developed technology of $39 million, and definite-lived tradenames of $3 million, which are amortized over their estimated useful lives of two to eight years. The weighted-average estimated useful lives were 8.0 years for customer relationships, 5.0 years for developed technology, and 2.0 years for definite-lived tradenames. Intangible assets also included indefinite-lived in-process research and development (“IPR&D”) of $3 million.

(3)	Goodwill is not tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of PGP product offerings with our product offerings.

Other Fiscal 2011 acquisitions

During fiscal 2011, in addition to VeriSign and PGP, we completed the acquisitions of GuardianEdge Technologies, Inc. (“GuardianEdge”) and two other businesses for an aggregate of $91 million in cash, including $1 million in assumed equity awards at fair value. The results of operations for the acquired companies have been included in the Security and Compliance segment since their respective acquisition dates. Supplemental pro forma information for these acquisitions was not material to our financial results and was therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $2 million, which were included in general and administrative expense.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

	GuardianEdge	Others	Total

Acquisition date	June 3, 2010	Various
Net tangible assets(1)	$3	$—	$3
Intangible assets(2)	30	6	36
Goodwill(3)	40	12	52

Total purchase price	$73	$18	$91

(1)	Net tangible assets included deferred revenue, which was adjusted down from $17 million to $2 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $24 million and developed technology of $12 million, which are amortized over their estimated useful lives of three to nine years. The weighted-average estimated useful lives were 9.0 years for customer relationships and 5.0 years for developed technology.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of the acquisitions’ product offerings with our product offerings.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Acquisition date	Various
Net tangible assets (liabilities)	$—
Intangible assets(1)	18
Goodwill	24

Total purchase price	$42

(1)	Intangible assets included customer relationships of $13 million and developed technology of $5 million, which are amortized over their estimated useful lives of four to eleven years. The weighted-average estimated useful lives were 10.0 years for customer relationships and 4.0 years for developed technology.

Fiscal 2009 acquisitions

MessageLabs

On November 14, 2008, we completed the acquisition of MessageLabs Group Limited (“MessageLabs”), a nonpublic United Kingdom-based provider of on-line services to protect, control, encrypt, and archive electronic communications. The acquisition complements our SaaS business. In exchange for all of the voting equity interests of MessageLabs, we paid the following (in millions):

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

The following table presents the purchase price allocation (in millions):

Net tangible assets(1)	$20
Intangible assets(2)	170
Goodwill(3)	480
Deferred tax liability	(30)

Total purchase price	$640

(1)	Net tangible assets included deferred revenue, which was adjusted down from $34 million to $10 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(2)	Intangible assets included customer relationships of $127 million, developed technology of $39 million, and definite-lived tradenames of $4 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years for customer relationships, 4.0 years for developed technology, and 1.0 years for definite-lived tradenames.

(3)	Goodwill was not tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of MessageLabs product offerings with our product offerings.

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

The following table presents the purchase price allocations related to these other fiscal 2009 acquisitions (in millions):

	AppStream	SwapDrive	PC Tools	Others	Total
	(In millions)

Acquisition date	April 18, 2008	June 6, 2008	October 6, 2008	Various
Net tangible assets (liabilities)	$14	$2	$(11)	$—	$5
Intangible assets(1)	11	42	100	12	165
Goodwill	27	81	173	27	308

Total purchase price	$52	$125	$262	$39	$478

(1)	Intangible assets included customer relationships of $43 million, developed technology of $90 million and definite-lived tradenames of $1 million, which are amortized over their estimated useful lives of one to nine years. The weighted-average estimated useful lives were 6.5 years for customer relationships, 5.5 years for developed technology, and 1.4 years for definite-lived tradenames. Intangible assets also included indefinite-lived trade-names of $31 million.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

			Storage and
		Security and	Server
	Consumer	Compliance	Management	Services	Total
	(In millions)

Net balance as of April 3, 2009(1)	$356	$1,355	$2,457	$393	$4,561
Operating segment reclassification(2)	—	193	191	(384)	—
Goodwill acquired through acquisitions(3)	—	24	—	—	24
Goodwill adjustments(4)	—	10	—	10	20

Net balance as of April 2, 2010(5)	$356	$1,582	$2,648	$19	$4,605

Goodwill acquired through acquisitions(3)	—	880	—	—	880
Goodwill adjustments(6)	7	2	—	—	9

Net balance as of April 1, 2011(7)	$363	$2,464	$2,648	$19	$5,494

(1)	Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services were $356 million, $4.1 billion, $6.7 billion, and $913 million, respectively as of April 3, 2009. Accumulated impairments for the Security and Compliance, Storage and Server Management, and Services were $2.7 billion, $4.2 billion, and $520 million, respectively as of April 3, 2009. There was no impairment for the Consumer segment as of April 3, 2009.

(2)	During the first quarter of fiscal 2010, we changed our reporting segments to better align to our operating structure, resulting in the Enterprise Vault products that were formerly included in the Security and Compliance segment being moved to the Storage and Server Management segment. Also, SaaS, which was a standalone reporting unit in fiscal 2009, moved to both the Security and Compliance and the Storage and Server Management segments from the Services segment in accordance with the nature of the service delivered. The predominant amount of SaaS goodwill went to the Security and Compliance segment. See Note 11 for segment information.

(3)	See Note 3 for acquisitions completed in fiscal 2011 and 2010.

(4)	Adjustments were primarily due to tax adjustments for prior acquisitions that were accounted for under the prior authoritative guidance on business combinations.

(5)	Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services were $356 million, $4.0 billion, $7.2 billion, and $461 million, respectively as of April 2, 2010. Accumulated impairments for Security and Compliance, Storage and Server Management, and Services were $2.4 billion, $4.6 billion, and $442 million, respectively as of April 2, 2010. There was no impairment for the Consumer segment as of April 2, 2010. These balances are reflective of amounts after adjustment for segment reclassifications during the period.

(6)	Adjustments were primarily due to foreign currency exchange rate fluctuations.

(7)	Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services were $363 million, $4.9 billion, $7.2 billion, and $461 million, respectively as of April 1, 2011. Accumulated impairments for Security and Compliance, Storage and Server Management, and Services were $2.4 billion, $4.6 billion, and $442 million, respectively as of April 1, 2011. There was no impairment for the Consumer segment as of April 1, 2011.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

During the fourth quarter of fiscal 2011, in accordance with our accounting policy described in Note 1, we performed our annual impairment analysis and determined that goodwill was not impaired.

Intangible assets, net

	April 1, 2011
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	($ in millions)

Customer relationships	$2,121	$(1,227)	$894	3 years
Developed technology(1)	1,810	(1,567)	243	4 years
Definite-lived tradenames	136	(80)	56	4 years
Patents	75	(62)	13	2 years
Indefinite-lived tradenames(2)	302	—	302	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,447	$(2,936)	$1,511	3 years

	April 2, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	($ in millions)

Customer relationships	$1,839	$(973)	$866	4 years
Developed technology(1)	1,635	(1,458)	177	1 year
Definite-lived tradenames	128	(66)	62	5 years
Patents	75	(54)	21	3 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,730	$(2,551)	$1,179	3 years

(1)	Developed technology is also known as acquired product rights.

(2)	During fiscal 2011, we recorded an impairment of $27 million which reduced the gross carrying value of indefinite-lived tradenames. This impairment charge was due to reductions in expected future cash flows for certain indefinite-lived tradenames related to the Consumer segment. This impairment charge was recorded within Impairment of intangible assets and goodwill on the Consolidated Statements of Operations.

Amortization expense was $385 million, $481 million, and $585 million in fiscal 2011, 2010, and 2009, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Total future amortization expense for intangible assets that have definite lives, based upon our existing intangible assets and their current estimated useful lives as of April 1, 2011, is estimated as follows (in millions):

2012	$362
2013	326
2014	181
2015	127
2016	76
Thereafter	134

Total	$1,206

Note 5.	Investment in Joint Venture

On February 5, 2008, Symantec formed Huawei-Symantec Technologies Co., Ltd. (“joint venture”) with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. We contributed cash of $150 million, licenses related to certain intellectual property and intangible assets in exchange for 49% of the outstanding common shares of the joint venture. The joint venture develops, manufactures, supports and markets security and storage appliances and solutions to global telecommunications carriers and enterprise customers. Huawei contributed its telecommunications storage and security business assets, engineering, sales and marketing resources, personnel, and licenses related to intellectual property in exchange for a 51% ownership interest in the joint venture.

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

We have a one-time option to purchase an additional two percent ownership interest from Huawei for $28 million. The period to exercise this option began on February 5, 2011. We determined the value of the option using the Black-Scholes option-pricing model. The value of the option is not considered material to the financial statements. We have concluded that the option does not meet the definition of a derivative under the authoritative guidance. As of the date of this filing, we continue to evaluate the exercise of this option.

If Symantec declines its option to purchase the additional two percent ownership interest, Symantec and Huawei would each then have the right to purchase all of the other partner’s ownership interest through a bid process. As of the date of this filing, this bid process has not been triggered.

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. In determining our share of the joint venture’s net income or loss, we adjust the joint venture’s reported results to recognize the amortization expense associated with the basis difference described above. Summarized audited

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Statement of Operations information for the joint venture and the calculation of our share of the joint venture’s loss are as follows:

	For the Period from	For the Period from	For the Period from
	January 1, 2010 to	January 1, 2009 to	February 5, 2008 to
	December 31, 2010	December 31, 2009	December 31, 2008
	($ in millions)

Net revenue	$370	$224	$28
Gross margin	157	87	7
Net loss, as reported by the joint venture	$(46)	$(63)	$(92)
Symantec’s ownership interest	49%	49%	49%

Symantec’s proportionate share of net loss	$(23)	$(31)	$(45)
Adjustment for amortization of basis difference	(8)	(8)	(8)

Loss from joint venture	$(31)	$(39)	$(53)

Note 6.	Debt

Senior notes

In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% Notes due September 15, 2015 and $750 million in principal amount of 4.20% Notes due September 15, 2020, collectively referred to as the “Senior Notes”, for an aggregate principal amount of $1.1 billion. The 2.75% Notes and 4.20% Notes are senior unsecured obligations of the Company that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.1 billion, net of an issuance discount of approximately $3 million resulting from sale of the notes at a yield slightly above the stated coupons. We also incurred issuance costs of approximately $6.2 million. Both the discount and issuance costs are being amortized as incremental non-cash interest expense over the respective terms of the notes. The 2.75% Notes and 4.20% Notes bear interest at 2.75% and 4.20% per annum, respectively. Interest is payable semiannually in arrears on the 15th of March and September, beginning March 15, 2011.

Convertible senior notes

In June 2006, we issued $1.1 billion in principal amount of 0.75% Notes due 2011 and $1.0 billion in principal amount of 1.00% Notes due 2013, collectively referred to as the “Convertible Senior Notes”. We received proceeds of $2.1 billion from the Convertible Senior Notes and incurred net transaction costs of approximately $33 million, of which $9 million was allocated to equity and the remainder allocated proportionately to the 0.75% Notes and 1.00% Notes. The 0.75% Notes and 1.00% Notes were each issued at par and bear interest at 0.75% and 1.00% per annum, respectively. Interest is payable semiannually in arrears on June 15 and December 15, beginning December 15, 2006.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information regarding the equity and liability components of the Convertible Senior Notes:

	As of
	April 1,	April 2,
	2011	2010
	(In millions)

Equity component	$462	$586

Principal amount	$1,600	$2,100
Unamortized discount	(115)	(229)

Liability component	$1,485	$1,871

The effective interest rate, contractual interest expense and amortization of debt discount for the Convertible Senior Notes was as follows:

	Fiscal Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
			As Adjusted
	(In millions)

Effective interest rate	6.78%	6.78%	6.78%
Interest expense — contractual	$16	$18	$18
Interest expense — amortization of debt discount	$96	$104	$96

As of April 1, 2011, the remaining weighted-average amortization period of the discount and debt issuance costs is approximately 2 years and the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes.

Each $1,000 of principal of the Convertible Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Convertible Senior Notes may convert their Convertible Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter, beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Convertible Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Convertible Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of April 1, 2011, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Convertible Senior Notes may require us to repurchase for cash all or any portion of their Convertible Senior Notes for 100% of the principal amount.

Concurrently with the issuance of the Convertible Senior Notes, we entered into note hedge transactions with affiliates of certain initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share. The options as to 58 million shares expire on June 15, 2011 and the options as to 52 million shares expire on June 15, 2013. The options must be settled in the same manner as we settle the Convertible Senior Notes (cash or net shares). The cost of the note hedge transactions to us was approximately $592 million. In addition, we sold warrants to affiliates of certain initial purchasers whereby they have the option to

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

purchase up to 110 million shares of our common stock at a price of $27.3175 per share. The warrants expire on various dates from July 2011 through August 2013 and must be settled in net shares. We received approximately $326 million in cash proceeds from the sale of these warrants.

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

The remaining Convertible Senior Notes will have no impact on diluted earnings per share (“EPS”) until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Convertible Senior Notes will be settled in cash upon conversion. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the treasury stock method. As a result, for the first $1.00 by which the average price of our common stock for a quarterly period exceeds $19.12 per share there would be dilution of approximately 1.6 million shares on the 0.75% Notes and 2.6 million shares on the 1.00% Notes. As the share price continues to increase, additional dilution would occur at a declining rate such that an average price of $27.3175 per share would yield cumulative dilution of approximately 25.1 million shares. If the average price of our common stock exceeds $27.3175 per share for a quarterly period we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The Convertible Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the average price exceeds $27.3175 per share there would be cumulative dilution of approximately 30.1 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation, as their effect would be anti-dilutive. Upon conversion, the note hedge will automatically serve to neutralize the dilutive effect of the remaining Convertible Senior Notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 30.1 million shares in the example above would be reduced to approximately 3 million shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and excludes any potential adjustments to the conversion ratio provided under the terms of the Convertible Senior Notes. See Note 13 for information regarding the impact on EPS of the Convertible Senior Notes and warrants in the current period.

Revolving credit facility

In the second quarter of fiscal 2011, we entered into a four-year $1.0 billion senior unsecured revolving credit facility that expires in September 2014 (the “credit facility”). The credit facility provides that we may borrow up to $1.0 billion under revolving loans. Revolving loans under the credit facility bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement or b) the bank’s prime rate plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of April 1, 2011, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In addition, in the second quarter of fiscal 2011, we terminated our previous $1.0 billion senior unsecured revolving credit facility that we entered into in July 2006. At the time of termination, there was no outstanding balance on the credit facility. The original expiration date for this credit facility was July 2011.

Note 7.	Restructuring

Our restructuring costs and liabilities consist primarily of severance, benefits, and facilities costs. Severance and benefits generally include severance payments, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense, less expected sublease income and lease termination costs. Restructuring expenses are included in the Other segment.

Fiscal 2011 Restructuring Plan (“Fiscal 2011 Plan”)

In the first quarter of fiscal 2011, management approved and initiated a plan to expand our consulting partner sales and delivery capabilities. This action was initiated to expand our partner eco-system to better leverage their customer reach and operational scale, which is resulting in a headcount reduction within our consulting services organization. It is intended for our customers to have greater choice in their providers for technology services. The results of such action are to pay severance and benefits to terminated employees. This plan is expected to be substantially completed by the end of fiscal 2012, and the total remaining exit costs are estimated to range from $5 million to $10 million.

Fiscal 2010 Restructuring Plan (“Fiscal 2010 Plan”)

In the fourth quarter of fiscal 2010, management approved and initiated a plan to reduce worldwide operating costs through a workforce realignment and reduce operating costs through a facilities consolidation. These actions were initiated to appropriately allocate resources to our key strategic initiatives and streamline our operations to deliver better and more efficient support to our customers and employees. During fiscal 2011, we terminated operating leases and consolidated facilities in North America and Europe. Total remaining costs are estimated to range from $5 million to $8 million and are expected to be substantially completed by the second quarter of fiscal 2012. Excess facility obligations are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2016.

Other Exit and Disposal Costs

Excess Facilities.  Largely as a result of business acquisitions, management may deem certain facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of April 1, 2011, liabilities for these excess facility obligations at several locations around the world, are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restructuring summary

	Restructuring Liability
						Cumulative
	April 2,		Net	Cash	April 1,	Incurred to
	2010	Costs	Adjustment(1)	Payments	2011	Date
	(In millions)

Fiscal 2011 Plan:
Severance	$—	$17	$(1)	$(15)	$1	$16
Fiscal 2010 Plan:
Severance	20	34	(3)	(49)	2	54
Facilities	—	18	1	(9)	10	19

Total restructuring:	20	69	(3)	(73)	13	89
Other exit and disposal costs:
Excess facilities and other	16	12	(4)	(11)	13

Total liabilities	$36	$81	$(7)	$(84)	$26

Transition and other related(1)		18	—

Total charges		$99	$(7)

Balance Sheet:
Other current liabilities
Other long-term obligations	$28				$14
Other exit and disposal costs:	8				12

	$36				$26

(1)	Transition and other related costs consist primarily of the costs related to the outsourcing of business activities.

Note 8.	Commitments and Contingencies

Lease Commitments

We lease certain of our facilities and related equipment under operating leases that expire at various dates through 2029. We currently sublease some space under various operating leases that will expire on various dates through 2016. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense, net was $89 million, $88 million, and $88 million in fiscal 2011, 2010, and 2009, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of April 1, 2011(in millions):

2012	$94
2013	78
2014	67
2015	48
2016	31
Thereafter	90

Total minimum future lease payments:	$408

Less: sublease income	7
Total minimum future lease payments, net:(1)	$401

(1)	The total minimum future lease payments, net include $32 million related to restructuring activities. For more information, see Note 7.

Purchase Obligations

We have purchase obligations of $373 million as of April 1, 2011 that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms.

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

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

releases and SEC filings regarding Veritas’ financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. In April 2008, the parties filed a stipulation of settlement. On July 31, 2008, the Court held a final approval hearing and, on August 5, 2008, the Court entered an order approving the settlement. An objector to the fees portion of the settlement has lodged an appeal. On October 4, 2010, the Third Circuit Court of Appeals affirmed the order of the District Court approving the fee request.

In fiscal 2008, we recorded an accrual in the amount of $21.5 million for this matter and, pursuant to the terms of the settlement, we established a settlement fund of $21.5 million on May 1, 2008. On February 4, 2011, the District Court entered an order for disbursement of that fund.

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

Note 9.	Stock Repurchases

The following table presents a summary of our stock repurchases attributable to Symantec Corporation:

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In millions, except per share data)

Total number of shares repurchased attributable to Symantec Corporation	57	34	42
Dollar amount of shares repurchased attributable to Symantec Corporation	$870	$553	$700
Average price paid per share	$15.39	$16.39	$16.53
Range of price paid per share	$12.07 to $18.46	$14.14 to $18.29	$10.34 to $22.64

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on January 25, 2011 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of April 1, 2011, $877 million remained authorized for future repurchases.

Note 10.	Segment Information

As of April 1, 2011, our five reportable segments are the same as our operating segments and are as follows:

•	Consumer. Our Consumer segment focuses on delivering Internet security, PC tune-up, and online backup solutions and services to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, data loss prevention, encryption, and authentication services. These products allow our customers to secure, provision, and remotely manage their laptops, PCs, mobile devices, and servers. We also provide our customers with solutions delivered through our SaaS security offerings.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium, and small-sized businesses with storage and server management, backup, archiving, and data

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

The accounting policies of the segments are the same as those described in Note 1. There are no intersegment sales. Our chief operating decision maker evaluates performance primarily based on net revenue. Except for goodwill, as disclosed in Note 4, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

The following table summarizes the results of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	($ in millions)

Fiscal 2011
Net revenue	$1,953	$1,566	$2,307	$364	$—	$6,190
Percentage of total net revenue	32%	25%	37%	6%	0%	100%
Operating income (loss)	899	243	1,063	24	(1,349)	880
Operating margin of segment	46%	16%	46%	7%	*
Depreciation and amortization expense	39	40	33	6	625	743
Fiscal 2010
Net revenue	$1,871	$1,411	$2,287	$416	$—	$5,985
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	860	371	1,097	42	(1,437)	933
Operating margin of segment	46%	26%	48%	10%	*
Depreciation and amortization expense	29	25	41	8	734	837
Fiscal 2009
Net revenue	$1,773	$1,450	$2,493	$433	$1	$6,150
Percentage of total net revenue	29%	24%	40%	7%	0%	100%
Operating income (loss)	948	440	1,081	33	(8,972)	(6,470)
Operating margin of segment	53%	30%	43%	8%	*
Depreciation and amortization expense	15	25	54	9	830	933

*	Percentage not meaningful.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Product Revenue Information

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009

Product revenue:
Core consumer security	28%	28%	27%
Backup	21%	20%	20%
Storage and availability management	10%	11%	12%
Endpoint security and management	10%	10%	11%
Others(1)	31%	31%	30%

	100%	100%	100%

(1)	No individual product was material to the respective total.

Geographical Information

The following table represents revenue amounts reported for products shipped to customers in the corresponding countries:

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In millions)

Net revenue:
United States	$3,056	$2,967	$3,024
United Kingdom	599	642	685
Other foreign countries(1)	2,535	2,376	2,441

	$6,190	$5,985	$6,150

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by geographic area:

	Year Ended
	April 1,	April 2,
	2011	2010
	(In millions)

Long-lived assets:
United States	$835	$782
Foreign countries(1)	215	167

	$1,050	$949

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2011 and 2010 one distributor, Ingram Micro, accounted for 10% of our total net revenue in both periods. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. In fiscal 2009 one reseller, Digital River, accounted for 10% of our total net revenue.

Note 11.	Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is 3% of the employees’ eligible compensation, up to $6,000. Our contributions under the plan were $22 million, $22 million, and $20 million in fiscal 2011, 2010, and 2009, respectively.

Stock purchase plans

2008 Employee Stock Purchase Plan

In September 2008, our stockholders approved the 2008 Employee Stock Purchase Plan (“2008 ESPP”) and reserved 20 million shares of common stock for issuance thereunder. In September 2010, the 2008 ESPP was amended by our stockholders to increase the shares available for issuance thereunder by 20 million. As of April 1, 2011, 9 million shares have been issued under this plan and 31 million shares remained available for issuance under the 2008 ESPP.

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

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. As of April 1, 2011, 40,401 shares have been issued under the plan and 209,599 shares remained available for future issuance. Shares reserved for issuance under this plan have not been adjusted for stock dividends.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. Stockholders increased the number of shares of stock that may be issued by 50,000 in both September 2004 and September 2007. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of April 1, 2011, a total of 116,049 shares have been issued under this plan and 33,951 shares remained available for future issuance.

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

As of April 1, 2011, we have reserved 189 million shares for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 26 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, (“1996 Plan”), and 40 million, 50 million and 55 million shares that were approved for issuance thereunder on the amendment and restatement of the 2004 Plan at our 2006, 2008 and 2010 annual meeting of stockholders, respectively. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their cancellation will also be added to the 2004 Plan reserve. As of April 1, 2011, 98 million shares remained available for future grant under the 2004 Plan.

Other stock option plans

Options remain outstanding under several other stock option plans, including the 2001 Non-Qualified Equity Incentive Plan, the 1996 Plan, and various plans assumed in connection with acquisitions. No further options may be granted under any of these plans.

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

Expected life	3.52 years	3.38 years	3.21 years
Expected volatility	34%	44%	37%
Risk-free interest rate	1.85%	1.47%	2.04%
Expected dividends	—	—	—

Changes in the Black-Scholes valuation assumptions and our estimated forfeiture rate may change the estimate of fair value for stock-based compensation and the related expense recognized. There have not been any material changes to our stock-based compensation expense due to changes in our valuation assumptions of stock options.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Operations.

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In millions, except per share data)

Cost of revenue — Content, subscription, and maintenance	$19	$14	$11
Cost of revenue — License	3	2	3
Sales and marketing	58	59	66
Research and development	40	53	49
General and administrative	25	27	28

Total stock-based compensation expense	145	155	157
Tax benefit associated with stock-based compensation expense	(41)	(43)	(44)

Net stock-based compensation expense	$104	$112	$113

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — basic	$0.13	$0.14	$0.14

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — diluted	$0.13	$0.14	$0.14

As of April 1, 2011, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options and restricted stock was $25 million and $153 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.44 years for stock options and 2.48 years for restricted stock.

Stock award activity

The following table summarizes stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Years	Value(1)
	(In millions)			(In millions)

Outstanding at April 2, 2010	64	$19.32		$91
Granted	4	14.59
Exercised	(6)	9.79
Forfeited(2)	(1)	16.68
Expired(3)	(7)	22.97

Outstanding at April 1, 2011	54	$19.61	2.75	$91

Exercisable at April 1, 2011	46	$20.22	2.31	$69
Vested and expected to vest at April 1, 2011	52	$19.70	2.69	$87

(1)	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of April 1, 2011 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $18.46, the closing price of our common stock on April 1, 2011, as reported by the NASDAQ Global Select Market.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(2)	Refers to options cancelled before their vest dates.

(3)	Refers to options cancelled on or after their vest dates.

The weighted-average fair value per share of options granted during fiscal 2011, 2010, and 2009 including assumed options was $4.04, $5.15, and $5.26, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009 was $43 million, $64 million, and $111 million, respectively.

The following table summarizes restricted stock unit activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Grant Date	Remaining	Intrinsic
	of Shares	Fair Value	Years	Value
	(In millions)			(In millions)

Outstanding and unvested at April 2, 2010	16	$16.87		$260
Granted	12	14.96
Vested and released	(7)	16.69
Forfeited	(3)	16.05

Outstanding and unvested at April 1, 2011	18	$15.80	1.50	$323

Expected to vest at April 1, 2011	14	$—	1.33	$257

The weighted-average grant date fair value per share of restricted stock granted during fiscal 2011, 2010, and 2009 including assumed restricted stock was $14.96, $15.60, and $19.41, respectively. The total fair value of restricted stock that vested in fiscal 2011, 2010, and 2009 was $104 million, $71 million, and $52 million, respectively.

Shares reserved

As of April 1, 2011, we had reserved the following shares of authorized but unissued common stock (in millions):

Stock purchase plans	31
Stock award plans	169

Total	200

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In millions)

Current:
Federal	$17	$62	$161
State	18	—	48
International	70	91	101

	105	153	310
Deferred:
Federal	26	2	(121)
State	3	(2)	(39)
International	(29)	(41)	33

	0	(41)	(127)

	$105	$112	$183

Pretax income from international operations was $460 million and $498 million for fiscal 2011 and 2010, respectively. Pretax loss from international operations was $1.5 billion in fiscal 2009.

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In millions)

Expected Federal statutory tax	$255	$303	$(2,293)
State taxes, net of federal benefit	12	(2)	(8)
Goodwill impairment — non deductible	—	—	2,510
Foreign earnings taxed at less than the federal rate	(84)	(92)	(64)
Domestic production activities deduction	(9)	(10)	(12)
Federal research and development credit	(10)	(6)	(12)
Valuation allowance increase (decrease)	(15)	(11)	61
Benefit of losses from joint venture	(2)	(5)	(9)
Veritas Tax Court Decision (including valuation allowance release)	(49)	(70)	—
Other, net	7	5	10

	$105	$112	$183

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The principal components of deferred tax assets are as follows:

	Year Ended
	April 1,	April 2,
	2011	2010
	(In millions)

Deferred tax assets:
Tax credit carryforwards	$17	$16
Net operating loss carryforwards of acquired companies	181	148
Other accruals and reserves not currently tax deductible	141	137
Deferred revenue	77	61
Loss on investments not currently tax deductible	17	23
Book over tax depreciation	—	20
State income taxes	35	36
Goodwill	34	64
Other	79	81

	581	586
Valuation allowance	(45)	(67)

Total deferred tax assets	536	519
Deferred tax liabilities:
Tax over book depreciation	$(26)	$—
Intangible assets	(228)	(272)
Unremitted earnings of foreign subsidiaries	(282)	(244)

Total deferred tax liabilities	(536)	(516)
Net deferred tax assets	$0	$3

All of the $45 million total valuation allowance provided against our deferred tax assets is attributable to acquisition-related assets. The valuation allowance decreased by a net of $22 million in fiscal 2011, resulting from the release of $22 million of Irish deferred tax assets related to our Veritas 2000-2001 court case decision, current year utilization, and a favorable change in our ability to use deferred tax assets on our tax returns; and a $6 million decrease due to utilization of capital losses, partially offset by a $6 million increase attributable to intangible assets and other miscellaneous items.

As of April 1, 2011, we have U.S. federal net operating losses attributable to various acquired companies of approximately $170 million, which, if not used, will expire between fiscal 2012 and 2029. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $344 million and $13 million, respectively, which will expire in various fiscal years. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $583 million net of valuation allowances, which, under current applicable foreign tax law, can be carried forward indefinitely.

As a result of the impairment of goodwill in fiscal year 2009, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 1, 2011 of $536 million, after application of the valuation allowances, are realizable on a “more likely than not” basis.

As of April 1, 2011, no provision has been made for federal or state income taxes on $2.1 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of April 1, 2011, the unrecognized deferred tax liability for these earnings was $585 million.

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

The aggregate changes in the balance of gross unrecognized tax benefits since adoption were as follows (in millions):

Beginning balance as of March 31, 2007 (date of adoption)	$456
Settlements and effective settlements with tax authorities and related remeasurements	(7)
Lapse of statute of limitations	(6)
Increases in balances related to tax positions taken during prior years	40
Decreases in balances related to tax positions taken during prior years	(6)
Increases in balances related to tax positions taken during current year	111

Balance as of March 28, 2008	$588

Settlements and effective settlements with tax authorities and related remeasurements	(2)
Lapse of statute of limitations	(9)
Increases in balances related to tax positions taken during prior years	31
Decreases in balances related to tax positions taken during prior years	(19)
Increases in balances related to tax positions taken during current year	44

Balance as of April 3, 2009	$633

Settlements and effective settlements with tax authorities and related remeasurements	(7)
Lapse of statute of limitations	(14)
Increases in balances related to tax positions taken during prior years	12
Decreases in balances related to tax positions taken during prior years	(92)
Increases in balances related to tax positions taken during current year	11

Balance as of April 2, 2010	$543

Settlements and effective settlements with tax authorities and related remeasurements	(6)
Lapse of statute of limitations	(27)
Increases in balances related to tax positions taken during prior years	13
Decreases in balances related to tax positions taken during prior years	(36)
Increases in balances related to tax positions taken during current year	40

Balance as of April 1, 2011	$527

Of the $16 million of changes in gross unrecognized tax benefits during the fiscal year as disclosed above, approximately $22 million was provided through purchase accounting in connection with acquisitions during fiscal

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2011. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at April 1, 2011, $516 million, if recognized, would favorably affect the Company’s effective tax rate, while $11 million would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of the new authoritative guidance on income taxes. At April 1, 2011, before any tax benefits, we had $91 million of accrued interest and accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was approximately $6 million for the year ended April 1, 2011. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2002 through 2009 tax years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and our 2006 through 2009 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California, Japan, the UK and India. As of April 1, 2011, we are in appeals with the IRS regarding Veritas U.S. federal income taxes for the 2002 through 2005 tax years, and under examination regarding Symantec U.S. federal income taxes for the fiscal years 2005 through 2008 tax years. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2005 through 2006 tax years. We are also under audit by the Indian income tax authorities for fiscal years 2006 through 2007.

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

On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its offshore subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $79 million tax benefit in the third quarter of fiscal 2010. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $39 million tax benefit in the first quarter of fiscal 2011. In March 2011, we reached agreement with Irish Revenue concerning compensating adjustments arising from this matter, resulting in an additional $10 million tax benefit in the fourth quarter of fiscal 2011. This matter has now been closed and no further adjustments to the accrued liability are warranted.

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010, we filed a protest with the IRS in connection with the $80 million of tax assessed. On September 28, 2010, the case was formally accepted into the IRS Appeals process for consideration. This matter remains outstanding.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement remains uncertain since this relates to the taxability of earnings that are otherwise the subject of transfer pricing matters at issue in the IRS examination of Veritas tax years 2002-2005. To the extent that we owe taxes as a result of these transfer pricing matters in years prior to the distribution, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 13.	Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share also includes the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares underlying outstanding stock options, restricted stock, warrants and Convertible Senior Notes.

The components of earnings per share are as follows:

	Year Ended
	April 1,	April 2,	April 3,
	2011	2010	2009
	(In millions, except per share data)

Net income (loss) per share attributable to Symantec Corporation stockholders — basic:
Net income (loss) attributable to Symantec Corporation stockholders	$597	$714	$(6,786)

Net income (loss) per share attributable to Symantec Corporation stockholders — basic	$0.77	$0.88	$(8.17)
Net income (loss) per share attributable to Symantec Corporation stockholders — diluted:
Net income (loss) attributable to Symantec Corporation stockholders	$597	$714	$(6,786)

Net income (loss) per share attributable to Symantec Corporation stockholders — diluted	$0.76	$0.87	$(8.17)
Weighted average outstanding common shares attributable to Symantec Corporation stockholders — basic	778	810	831
Shares issuable from assumed exercise of stock options	4	6	—
Dilutive impact of restricted stock	4	3	—

Total weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	786	819	831

Anti-dilutive weighted-average stock options(1)	43	47	61
Anti-dilutive weighted-average restricted stock(1)	—	—	2

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(1)	For these fiscal years, the effects of the warrants issued and the option purchased in connection with the Convertible Senior Notes were excluded because they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

Note 14.	Subsequent Events

On May 19, 2011, we signed a definitive agreement to acquire Clearwell Systems Inc., a Mountain View based, privately-held provider of eDiscovery solutions. We expect to acquire Clearwell Systems Inc. for a purchase price of approximately $390 million, net of cash acquired. The agreement is subject to customary closing conditions, including regulatory approval and is expected to close during the second quarter of our fiscal 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 20th day of May 2011.

SYMANTEC CORPORATION

By	/s/ Enrique Salem
Enrique Salem,
President and Chief Executive Officer

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

Signature	Title	Date

/s/ Enrique Salem Enrique Salem	President and Chief Executive Officer (Principal Executive Officer)	May 20, 2011

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 20, 2011

/s/ Phillip Bullock Phillip Bullock	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2011

/s/ John W. Thompson John W. Thompson	Chairman of the Board	May 20, 2011

/s/ Stephen M. Bennett Stephen M. Bennett	Director	May 20, 2011

/s/ Michael A. Brown Michael A. Brown	Director	May 20, 2011

/s/ William T. Coleman III William T. Coleman III	Director	May 20, 2011

Signature	Title	Date

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 20, 2011

Geraldine B. Laybourne	Director

/s/ David L. Mahoney David L. Mahoney	Director	May 20, 2011

/s/ Robert S. Miller Robert S. Miller	Director	May 20, 2011

/s/ Daniel H. Schulman Daniel H. Schulman	Director	May 20, 2011

/s/ V. Paul Unruh V. Paul Unruh	Director	May 20, 2011

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged Against	Charged to		Amount	Balance at
	Beginning	Revenue and to	Other		Written Off	End of
	of Period	Operating Expense(1)	Accounts		or Used	Period
	(In millions)

Allowance for doubtful accounts:
Year ended April 1, 2011	$8	$3	$1		$(3)	$9
Year ended April 2, 2010	9	3	—		(4)	8
Year ended April 3, 2009	9	1	—		(1)	9
Reserve for product returns:
Year ended April 1, 2011	$9	$60	$7		$(57)	$19
Year ended April 2, 2010	12	46	—		(49)	9
Year ended April 3, 2009	14	52	—		(54)	12
Reserve for rebates:
Year ended April 1, 2011	$71	$210	$108	(2)	$(310)	$79
Year ended April 2, 2010	70	181	96	(2)	(276)	71
Year ended April 3, 2009	82	192	91	(2)	(295)	70

(1)	Reserve for product returns and reserve for rebates are charged against revenue.

(2)	Balances represent unrecognized customer rebates that will be amortized within 12 months and are recorded as a reduction of deferred revenue.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/02/11
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02	Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.03	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.04	Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.05	Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.06	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Bank of America, N.A.	10-Q	000-17781	10.04	11/03/10
4.07	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Citibank, N.A.	10-Q	000-17781	10.05	11/03/10

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.08		Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/03/10
4.09		Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10
4.10		Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10
4.11		Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	10.04	09/16/10
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10	.04*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.05*	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	05/24/10
10	.06*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.07*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.08*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.09*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-K	000-17781	10.09	06/01/09
10	.10*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.11*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.12*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.13*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.14*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.15*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.16*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.17*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement					X
10	.18*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.19*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.20*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	10-Q	000-17781	10.2	11/03/10
10	.21*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.22*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10	.23*	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10	.24*	Separation and Release Agreement, effective August 31, 2010, between Symantec Corporation and Greg Hughes	8-K	000-17781	10.01	09/07/10
10	.25*	FY11 Long Term Incentive Plan	10-Q	000-17781	10.04	08/04/10
10	.26*	Form of FY11 Executive Annual Incentive Plan — Chief Executive Officer	10-Q	000-17781	10.01	08/04/10
10	.27*	Form of FY11 Executive Annual Incentive Plan — Executive Vice President and Group President — 90%	10-Q	000-17781	10.02	08/04/10
10	.28*	Form of FY11 Executive Annual Incentive Plan — Executive Vice President and Group President	10-Q	000-17781	10.03	08/04/10
10	.29*	FY12 Long Term Incentive Plan					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.30*	Form of FY12 Executive Annual Incentive Plan — Chief Executive Officer					X
10	.31*	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President — 95%					X
10	.32*	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President					X
10	.33*	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10	.34*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.35*	Amendment to the Symantec Executive Retention Plan, effective January 1, 2009	10-Q	000-17781	10.01	02/05/10
10.36		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10	.37†	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777	10.27 Exhibit C	08/06/99
10	.38‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.39		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.40		Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	02/02/11
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	.INS	XBRL Instance Document					X
101	.SCH	XBRL Taxonomy Schema Linkbase Document					X
101	.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101	.LAB	XBRL Taxonomy Labels Linkbase Document					X
101	.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101	.DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.