Form 10-K/A
period 2011-04-01
SYMANTEC CORP
filed 2011-08-01
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
     None.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended April 1, 2011
     “Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended April 1, 2011, which we filed with the Securities and Exchange Commission on May 20, 2011. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.
     In addition, we have filed the following exhibits herewith:
•	31.03 Rule 13a-14(a)/15d-15(a) certification of the President and Chief Executive Officer

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer
     Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 20, 2011.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors
     Our Board of Directors (the“Board”) currently consists of eleven directors, nine of whom are nominated and standing for election at our 2011 Annual Meeting of Stockholders (the “Annual Meeting”). Each director is elected to serve a one-year term, with all directors subject to annual election. On July 26, 2011, John W. Thompson notified us that he will not stand for re-election as a director when his term expires immediately prior to our Annual Meeting. William T. Coleman, a member of our Board since January 2003, has not been nominated for re-election at the Annual Meeting. The Board thanks Mr. Coleman for his leadership and years of service to Symantec. Effective as of the opening of the polls at our Annual Meeting, our authorized number of directors will be reduced to nine. Our Board has nominated the following nominees listed below to serve as directors for the term beginning at the Annual Meeting. The names of each nominee for director, their ages as of July 1, 2011, and other information about each nominee is shown below.

			Director
Nominee	Age	Principal Occupation	Since
Stephen M. Bennett	57	Director	2010
Michael A. Brown	52	Chairman of the Board, Line 6, Inc.	2005
Frank E. Dangeard	53	Managing Partner, Harcourt	2007
Geraldine B. Laybourne	64	Chairman of the Board, Alloy, Inc.	2008
David L. Mahoney	57	Director	2003
Robert S. Miller	69	Chairman of American International Group	1994
Enrique Salem	45	President and Chief Executive Officer	2009
Daniel H. Schulman	53	Group President- Enterprise Growth, American Express,	2000
V. Paul Unruh	62	Director	2005
     For information regarding the other current members of the Board, please refer to “Current Directors Not Standing for Re-Election” below.
     Mr. Bennett has served as a member of our Board since February 2010. Mr. Bennett was Chief Executive Officer of Intuit, Inc. from January 2000 to January 2008. Prior to Intuit, Mr. Bennett was at General Electric Corporation (GE) for 23 years. From December 1999 to January 2000, he was an executive vice president and a member of the board of directors of GE Capital, the financial services subsidiary of GE. From July 1999 to November 1999, he was President and Chief Executive Officer of GE Capital e-Business, and he was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999. Mr. Bennett also serves as a director of Qualcomm and a private company. He has previously served as a director of a variety of companies, including Intuit, Inc. and Sun Microsystems, Inc. He holds a degree in finance and real estate from the University of Wisconsin.
     Mr. Bennett brings to the Board extensive leadership, consumer industry and technical experience through his former role as CEO of Intuit, executive management positions at GE and service on technology boards.
     Mr. Brown has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Brown had served on the Veritas board of directors since 2003. Mr. Brown is currently the Chairman of Line 6, Inc., a provider of musical instruments, amplifiers and audio gear that incorporate digital signal processing. From 1984 until September 2002, Mr. Brown held various senior management positions at Quantum Corporation, a leader in computer storage products, and most recently as Chief Executive Officer from 1995 to 2002 and Chairman of the Board from 1998 to 2003. Mr. Brown is a member of the board of directors of Quantum

Corporation and three private companies. He has previously served as a director of a variety of companies, including Digital Impact and Nektar Therapeutics. Mr. Brown holds a master’s of business administration from Stanford Business School and a bachelor’s degree from Harvard University.
     Mr. Brown brings to the Board extensive leadership and software and storage management experience through his leadership and directorship roles. Also, Mr. Brown has extensive corporate governance and compensation knowledge from serving on corporate governance and compensation committees for several public and private companies.
     Mr. Dangeard has served as a member of our Board since January 2007. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson S.A., a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Senior Executive Vice President of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and Vice Chairman in 2000. Prior to joining Thomson, Mr. Dangeard was managing director of SG Warburg & Co. Ltd. from 1989 to 1997, and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell LLP, in New York and London. Mr. Dangeard also serves on the boards of Moser Baer, Sonaecom SGPA and Telenor. He is also non-executive Chairman of Atari. Mr. Dangeard has previously served as a director of a variety of companies, including Thomson S.A. and Electricité de France S.A. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and from the Harvard Law School.
     Mr. Dangeard brings to the board extensive leadership, financial, international and legal expertise through his various leadership and directorship roles in international public companies.
     Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of Alloy, Inc., a private media company, since November 2010. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007 when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, Ms. Laybourne was President of Disney/ABC Cable Networks where she was responsible for overseeing cable programming for the Walt Disney Company and ABC. Ms. Laybourne also serves on the boards of Electronic Arts, Inc. and J.C. Penney Company, Inc. She earned a bachelor of arts degree in art history from Vassar College and a master of science degree in elementary education from the University of Pennsylvania.
     Ms. Laybourne brings to the board extensive senior leadership and consumer market experience through her former CEO and senior management roles.
     Mr. Mahoney has served as a member of our Board since April 2003. Mr. Mahoney previously served as co-Chief Executive Officer of McKesson HBOC, Inc., a healthcare services company, and as Chief Executive Officer of iMcKesson LLC, also a healthcare services company, from July 1999 to February 2001. Mr. Mahoney is a member of the board of directors of Corcept Therapeutics Incorporated, and several private and non-profit organizations. He has previously served as a director of a variety of companies, including Tercica Incorporated. Mr. Mahoney has a bachelor’s degree from Princeton University and a master’s of business administration from Harvard University.
     Mr. Mahoney brings to the Board significant knowledge in mergers and acquisitions, strategy development and technology through his extensive experience at McKesson, McKinsey and as a direct investor in web 2.0 companies.
     Mr. Miller has served as a member of our Board since September 1994. Mr. Miller is currently the Chairman of American International Group (AIG), an insurance and financial services organization, and MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. Mr. Miller served as Executive Chairman of Delphi Corporation, an auto parts supplier from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Delphi Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under the United States Bankruptcy Code in October 2005, and Federal Mogul Corporation and Bethlehem Steel Corporation and certain of their subsidiaries, filed voluntary petitions for reorganization under the United States Bankruptcy Code in October 2001. Mr. Miller is a member of the board of directors of two private companies in addition to AIG. Mr. Miller has previously served as a director of a variety of companies, including Delphi Corporation. Mr. Miller earned a degree in economics from Stanford University, a law degree from Harvard Law School and a master’s of business administration, majoring in finance from Stanford Business School.

     Mr. Miller brings to the Board extensive leadership, management and operational expertise through his executive leadership and directorship roles at a number of public companies.
     Mr. Salem has served as a member of our Board since April 2009. Mr. Salem has served as our President and Chief Executive Officer since April 2009. From January 2008 to April 2009, Mr. Salem served as our Chief Operating Officer, and as Group President, Worldwide Sales and Marketing from April 2007 to January 2008. From May 2006 to April 2007, Mr. Salem served as our Group President, Consumer Products. Mr. Salem previously served as Senior Vice President, Consumer Products and Solutions from February 2006 to May 2006, Senior Vice President, Security Products and Solutions from January 2006 to February 2006, and as Senior Vice President, Network and Gateway Security Solutions from June 2004 to February 2006. Prior to joining Symantec, from April 2002 to June 2004, he was President and Chief Executive Officer of Brightmail Incorporated, an anti-spam software company that was acquired by Symantec. From January 2001 to April 2002, Mr. Salem served as Senior Vice President of Products and Technology at Oblix Inc., an identity-based security products developer, and from October 1999 to January 2001, he was Vice President of Technology and Operations at Ask Jeeves Inc., an online search engine provider. From 1990 to October 1999, Mr. Salem led the security business unit at Symantec. Mr. Salem is a member of the board of directors of Automatic Data Processing Inc. Mr. Salem received a Bachelor of Arts in computer science from Dartmouth College.
     As our President and CEO, Mr. Salem brings significant senior leadership, sales and marketing, industry and technical experience to the Board. As CEO, Mr. Salem has direct responsibility for Symantec’s strategy and operations.
     Mr. Schulman has served as a member of our Board since March 2000. Mr. Schulman has served as Group President, Enterprise Group of American Express, a financial products and travel-related services provider, since August 2010. Mr. Schulman was President, Prepaid Group of Sprint Nextel Corporation, a cellular phone service provider, from November 2009 until August 2010, when Sprint Nextel acquired Virgin Mobile USA, a cellular phone service provider. Mr. Schulman served as Chief Executive Officer of Virgin Mobile USA from September 2001 to November 2009, and a member of the board of directors of Virgin Mobile USA from October 2001 to November 2009. From May 2000 until May 2001, Mr. Schulman was President and Chief Executive Officer of priceline.com Incorporated, an online travel company, after serving as President and Chief Operating Officer from July 1999. He is a member of the board of directors of Flextronics International Ltd., as well as of a private company and a non-profit company. He received a bachelor’s degree in economics from Middlebury College, and a master’s degree in business administration, majoring in Finance, from New York University.
     As a former chief executive officer and a member of a compensation leadership network, Mr. Schulman brings significant senior leadership, management, operational, executive compensation, consumer marketing and technical experience to the Board and Compensation Committee.
     Mr. Unruh has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Unruh had served on Veritas’ board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in June 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller, and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the board of directors of Move, Inc., Heidrick & Struggles International, Inc., and two private companies. Mr. Unruh is a certified public accountant.
     Mr. Unruh brings to the Board extensive finance experience, including public accounting and financial reporting through his former role as a chief financial officer and his many other financial management positions. He also brings systems development, international business and merger and acquisition experience to the Board. Mr. Unruh is a certified public accountant, and our Board has unanimously determined that he qualifies as an “audit committee financial expert” under SEC rules and regulations.
Current Directors Not Standing for Re-Election
     John W. Thompson (age 62) has served as Chairman of the Board since April 1999. He has been Chief Executive Officer of Virtual Instruments, a virtual infrastructure optimization company, since May 2010. Mr. Thompson served as our Chief Executive Officer from April 1999 to April 2009 and as President from April 1999 to January 2002. Mr. Thompson joined Symantec after 28 years at International Business Machines Corporation (IBM), a global information technology company, where he held senior executive positions in sales, marketing and software development. He last served as a general manager of IBM Americas and a member of the company’s Worldwide Management Council. Mr. Thompson is a member of the board of directors of Seagate Technology, Inc. and United Parcel Service, Inc. He has previously served as a director of a variety of companies, including NiSource, Inc. Mr. Thompson holds a bachelor’s degree from Florida A&M University and a master’s degree from MIT’s Sloan School of Management.
     Mr. Thompson, as our former Chief Executive Officer for the past ten years, helped Symantec transform into a leader in security, storage and systems management solutions. Mr. Thompson brings extensive leadership and industry and technology expertise to Symantec based on the combination of his experiences at Symantec, IBM and other technology companies.
     William T. Coleman (age 63) has served as a member of our Board since January 2003. He has been an Operating Partner of Alsop Louie Partners, a venture fund that invests primarily in early stage technology, since June 2010. Mr. Coleman was a founder, the Chairman of the Board and Chief Executive Officer of Cassatt Corporation, a provider of solutions to automate information technology operations, from August 2003 to June 2009. Previously Mr. Coleman was co-founder of BEA Systems, Inc., an enterprise application and service infrastructure software provider, where he served as Chairman of the Board from that company’s inception in 1995 until August 2002, Chief Strategy Officer from October 2001 to August 2002, and Chief Executive Officer from 1995 to October 2001. Mr. Coleman is a member of the board of directors of Nexant, Inc. He has previously served as a director of a variety of companies, including Cassatt Corporation and Palm, Inc. Mr. Coleman holds a bachelor’s degree in computer science from the U.S. Air Force Academy and master’s degrees in computer science and computer engineering from Stanford University. He also has an honorary doctorate from the University of Colorado.
     Mr. Coleman brings extensive experience in the computer and software industry to the Board, and is a recognized industry expert and visionary in enterprise infrastructure software.
Our Executive Officers
     The names of our executive officers, their ages as of July 1, 2011, and their positions are shown below.

Name	Age	Position
Enrique Salem	45	President and Chief Executive Officer
James A. Beer	50	Executive Vice President and Chief Financial Officer
Phillip A. Bullock	46	Senior Vice President and Chief Accounting Officer
Janice D. Chaffin	56	Group President, Consumer Business Unit
Francis A. deSouza	40	Group President, Enterprise Products & Services
Rebecca Ranninger	52	Executive Vice President and Chief Human Resources Officer
William T. Robbins	43	Executive Vice President, Worldwide Sales & Services

Name	Age	Position
Scott C. Taylor	47	Executive Vice President, General Counsel and Secretary
J. David Thompson	44	Group President, Information Technology and Services Group
Rowan M. Trollope	38	Group President, SMB and Symantec.cloud
     The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.
     For information regarding Mr. Salem, please refer to “Our Board of Directors” above.
     Mr. Beer has served as our Executive Vice President and Chief Financial Officer since February 28, 2006. Prior to joining us, Mr. Beer was Senior Vice President and Chief Financial Officer of AMR Corporation and American Airlines, Inc., AMR’s principal subsidiary, from January 2004 to February 2006. From September 1991 to January 2004, Mr. Beer held other various management positions in finance and operations at American Airlines including leading the airline’s European and Asia Pacific businesses. Mr. Beer holds a bachelor of science in aeronautical engineering from Imperial College, London University and a master of business administration degree from Harvard Business School.
     Mr. Bullock has served as our Senior Vice President and Chief Accounting Officer since October 2009. Mr. Bullock joined Symantec as Vice President of Tax and Trade Compliance in March 2006 and assumed responsibility for the Company’s corporate risk assurance function in March 2007. Prior to joining Symantec, Mr. Bullock had been employed by Ernst & Young LLP since 1988 and was a partner in Ernst & Young’s tax practice from September 2000 through February 2006. Mr. Bullock holds a bachelor of science degree in business administration, accounting information systems, from Virginia Polytechnic Institute and State University and a master’s in professional accounting degree from the University of Texas at Austin.
     Ms. Chaffin has served as our Group President, Consumer Business Unit since April 2007. From May 2006 to April 2007, Ms. Chaffin served as our Executive Vice President and Chief Marketing Officer. Ms. Chaffin joined Symantec in May 2003 as Senior Vice President and Chief Marketing Officer. Prior to Symantec, Ms. Chaffin spent 21 years at Hewlett-Packard Company, a global provider of products, technologies, solutions and services, where she held a variety of marketing and business management positions and most recently served as Vice President of Enterprise Marketing and Solutions. Ms. Chaffin is a member of the board of directors of International Game Technology (IGT). She graduated summa cum laude from the University of California, San Diego with a bachelor’s degree and earned a master’s degree in business administration from the University of California, Los Angeles, where she was a Henry Ford Scholar.
     Mr. deSouza has served as our Group President, Enterprise Products and Services since May 2011. From January 2009 to May 2011, Mr. deSouza served as our Senior Vice President, Enterprise Security Group and from January 2008 to December 2008 as Vice President, Enterprise Messaging Management Group. Prior to joining Symantec, from February 2001 to February 2006, he was Founder and Chief Executive Officer of IMlogic, Inc., an enterprise instant messaging software company, that was acquired by Symantec. From February 1998 to February 2001, Mr. deSouza served as Product Unit Manager, Real-time Collaboration Group at Microsoft Corporation and from March 1997 to February 1998, he was co-founder and Chief Executive Officer of Flash Communications, an enterprise instant messaging company that was acquired by Microsoft. Mr. deSouza is Chairman of the board of directors of MedHelp International. Mr. deSouza received a bachelor’s degree in electrical engineering and computer science with a minor in economics and a master’s degree from Massachusetts Institute of Technology.
     Ms. Ranninger has served as our Executive Vice President and Chief Human Resources Officer since May 2006, Senior Vice President, Human Resources from January 2000 to May 2006 and Vice President, Human Resources from September 1997 to January 2000. Prior to 1997, Ms. Ranninger served for over six years in the Legal Department. Prior to joining us in 1991, Ms. Ranninger was a business litigator with the law firm of Heller Ehrman White & McAuliffe. She also currently serves as President of Symantec Foundation. Ms. Ranninger graduated magna cum laude from Harvard University with a bachelor’s degree, earned a bachelor’s degree in jurisprudence from Oxford University and a juris doctorate from Stanford University.
     Mr. Robbins has served as our Executive Vice President of Worldwide Sales since January 2009. From July 2007 to January 2009, Mr. Robbins served as Senior Vice President of Sales for the Americas geography. From April 2006 to July 2007, he served as Senior Vice President of the Asia Pacific and Japan geography. Mr. Robbins joined Symantec through the Company’s acquisition of Veritas in July 2005 and served as our Vice President of Eastern United States and National Telecommunications Sales until April 2006. At Veritas, he served as Vice President of Eastern United States and National Telecommunications Sales from April 2005 to July 2005, Vice President, Northern Europe Sales from January 2005 to April 2005 and from April 2002 to December 2004, he served as Vice President, Worldwide Sales Operations. Mr. Robbins holds bachelor’s degrees in business administration and economics, both with top honors from Southern Methodist University in Dallas. He is also a Certified Management Accountant.

     Mr. Taylor has served as our Executive Vice President, General Counsel and Secretary since August 2008. From February 2007 to August 2008, Mr. Taylor served as our Vice President, Legal. Prior to joining Symantec, Mr. Taylor held various legal and administrative positions at Phoenix Technologies Ltd., a provider of core systems software, from January 2002 to February 2007, including most recently as Chief Administrative Officer, Senior Vice President and General Counsel. From May 2000 to September 2001, he was Vice President and General Counsel at Narus, Inc., a venture-backed private company that designs IP network management software. Mr. Taylor is a member of the board of directors of VirnetX. He holds a juris doctorate from George Washington University, and a bachelor’s degree from Stanford University.
     Mr. Thompson has served as our Group President, Information Technology and Services Group since January 2008. From February 2006 to January 2008, Mr. Thompson served as Executive Vice President, Chief Information Officer. Prior to joining Symantec, Mr. Thompson was Senior Vice President and Chief Information Officer for Oracle Corporation, a global enterprise software company from January 2005 to January 2006. From August 1995 to January 2005, he was Vice President of Services and Chief Information Officer at PeopleSoft, Inc., an enterprise application software products developer, which was later acquired by Oracle. Mr. Thompson is a member of the board of directors of CoreSite Realty Corporation.
     Mr. Trollope has served as our Group President, SMB and Symantec.cloud since May 2011. From April 2010 to May 2011, Mr. Trollope served as our Senior Vice President, Symantec Hosted Services. Mr. Trollope previously served as Senior Vice President, Consumer R&D and Marketing from April 2007 to April 2010, and as Vice President, Consumer Product Engineering from December 2005 to April 2007. From January 2004 to December 2005, Mr. Trollope led Symantec’s high-end enterprise security business as Vice President of Security Management Solutions. Mr. Trollope has held various management positions and functional leadership roles at Symantec since September 1991, working as both an individual contributor and leader in nearly every function in the R&D organization. Mr. Trollope is also a co-founder and a member of the board of directors of Software Shelf, Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires Symantec’s directors, executive officers and any persons who own more than 10% of Symantec’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Symantec with copies of all Section 16(a) forms that they file.
     Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal year 2011.
Code of Conduct and Code of Ethics
     We have adopted a code of conduct that applies to all of our Board members, officers and employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on the Investor Relations section of our website located at www.symantec.com/invest, by clicking on “Investor Resournces” and then “Company Charters,” under the “Corporate Governance” heading. Any amendments or waivers of our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.
Changes in Stockholder Nomination Procedures
     On April 26, 2011, the Board amended and restated our Bylaws to change the timeframe a stockholder has to provide notice to us of any nominations of persons for election to the Board at an annual meeting of stockholders from between 60 days and 90 days prior to the first anniversary of the preceding year’s annual meeting of stockholders to between 90 days and 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders.

Identification of Audit Committee and Financial Expert
     We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our board of directors (the “Board”) has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	William T. Coleman III
Frank E. Dangeard
David L. Mahoney
Robert S. Miller
V. Paul Unruh (Chair)

Financial Experts:	Our Board has unanimously determined that all Audit Committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that V. Paul Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations. Mr. Unruh is independent as defined by current NASDAQ listing standards for Audit Committee membership. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated

Item 11. Executive Compensation
Executive Compensation and Related Information
COMPENSATION DISCUSSION & ANALYSIS (CD&A)
INTRODUCTION
     This compensation discussion and analysis describes the material elements of Symantec’s executive compensation program for fiscal 2011. For fiscal 2011, our named executive officers (“NEOs”) were:
•	Enrique Salem, President and Chief Executive Officer
•	James A. Beer, Executive Vice President and Chief Financial Officer
•	Janice D. Chaffin, Group President, Consumer Business Unit
•	William T. Robbins, Executive Vice President, Worldwide Sales and Services
•	Rebecca Ranninger, Executive Vice President and Chief Human Resources Officer
Our Compensation Philosophy: Pay for Performance
          The overriding principle driving our compensation programs is our belief that it benefits all of our constituencies for management’s compensation to be tied to our current and long-term performance. The following factors demonstrate our commitment to pay-for-performance and to corporate governance best practices:
•	Approximately 90% of our CEO’s target compensation was performance-based for fiscal 2011;
•	Our CEO’s total direct compensation declined by approximately 6% from fiscal 2010 to fiscal 2011, during a period when we grew year-over-year revenue by 3% and year-over-year cash flow from operations by 6%;
•	Our CEO’s total target direct compensation for fiscal 2011 was below the median total target direct compensation of CEOs within our peer group;
•	We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code, and any potential severance payments are well under 3 times our executive officers’ total target cash compensation; and
•	We have clawback provisions in all of our executive compensation plans (providing for the return of any excess compensation received by an executive officer if the Company’s financial statements are the subject of a restatement due to error or misconduct).
          To further demonstrate our commitment to pay for performance, we made the following changes to our executive compensation program for fiscal year 2012:
•	We are shifting our target pay positioning for our executive officers to the 50th percentile for salary and to the 65th percentile for other performance-based pay elements; and
•	We granted performance —based restricted stock units to our named executive officers in lieu of option grants, such that our CEO received approximately 67% of his fiscal year 2012 equity grant in the form of performance-based restricted stock units with a component explicitly linked to total stockholder return over a two and three-year period.
Summary of Compensation Matters During Fiscal 2011
     In fiscal 2011, Symantec delivered 3% year-over-year growth in revenue and 6% growth in cash flow from operations after a difficult fiscal 2010. In addition, strong bookings performance drove record deferred revenue which grew 19% year-over-year. Our stock price growth of 10% reflected our resilience in managing through the recent global recession. Our results also reflected solid execution, market leading products and services, strong customer relationships and strength in our backup, SaaS, data loss prevention and consumer businesses as well as stabilization in the storage management business. During fiscal 2011, we effectively integrated our authentication and encryption acquisitions into Symantec and grew these businesses using our broader distribution network. Our product portfolio and customer reach have expanded as a result of these acquisitions and we believe these acquired businesses will continue to contribute to our revenue growth and cost efficiency.
     As detailed below, during fiscal 2011, three core financial metrics, which we believe are strongly correlated to enterprise value for companies in our sector, were used to measure company performance under our executive compensation programs: revenue, non-GAAP earnings per share (“EPS”) and cash flow from operations. In addition, business unit performance metrics were a factor in the target bonus awards of our named executive officers, other than our CEO, under our Executive Annual Incentive Plan. Although our revenue in fiscal 2011 was slightly below our targeted level of performance for the full fiscal year, our EPS and cash flow from operations were higher than our targeted levels of performance. Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy as well as with the terms of our compensation arrangements. The following are highlights of our named executive officers’ compensation for fiscal 2011 and are discussed in greater detail in this CD&A:
•	Our executive compensation program is designed to pay for performance, with a large portion of target total direct compensation based on the performance of our company and its business units . For fiscal 2011, short- and long-term incentive compensation represented approximately 90% of our CEO’s target “total direct compensation” (sum of base salary, target annual incentive, target cash long-term incentive and grant date fair value of equity awards) and, on average, approximately 74% of the target total direct compensation for our other NEOs.
•	We take a total rewards approach in determining our executive officers’ compensation. While we had higher payouts under the annual incentive plan and cash long-term incentive plan in fiscal 2011 compared to fiscal 2010, the total direct compensation for our CEO declined by 5.9% compared to fiscal 2010 and total direct compensation for our other NEOs declined by 1% on average due primarily to the smaller equity grants made to our NEOs. The following table presents each named executive officer’s total direct compensation (sum of base salary, actual annual incentive plan payout, actual cash long-term incentive plan accrual, and grant date fair value of equity awards) for fiscal 2011 as compared to fiscal 2010:

	FY11	FY10	Change
	($)	($)	(%)
Enrique Salem	8,475,708	9,004,962	-5.9%
James Beer	2,720,510	2,674,266	1.7
Janice Chaffin	2,293,710	1,821,348	25.9
William Robbins	1,950,236	2,576,950	-24.3
Rebecca Ranninger	1,771,423	1,762,348	0.5
•	The measures in our executive officer cash incentive compensation programs align with our focus on maximizing long-term stockholder value. The three key financial metrics used in our short- and long-term incentive compensation are revenue, EPS and cash flow from operations. With the exception of our CEO, a business unit performance metric is used for our NEOs’ annual cash incentive compensation. Business unit performance is measured against specific strategic and operational performance goals established at the beginning of the fiscal year.
•	While our cash incentive compensation is designed to reward outstanding performance, payout under each plan is capped to discourage excessive or inappropriate risk taking by our executives.
•	For fiscal 2011, our named executive officers received 95% to 105% of their target payout under our Fiscal Year 2011 Executive Annual Incentive Plans based on the Company’s revenue and EPS performance and, other than our CEO, the named executive officer’s business unit performance.
•	For fiscal 2011, our operating cash flow target was $1,611 million and we achieved 111% of our target, resulting in a payout of 155% of target bonus amounts under our Long Term Incentive Plan for our named executive officers who remain our employees as of the end of fiscal 2013.
•	For fiscal 2011, the named executive officers other than the CEO received, on average, 57% of the value of their equity compensation in the form of restricted stock units and 43% in stock options, while the CEO received 50% of the value of his equity compensation in the form of stock options and 50% in the form of restricted stock units.

     The following are highlights of changes that we have implemented in our executive compensation program for fiscal 2012:
•	We will cease granting stock options as a part of the annual equity compensation component of the compensation program for our named executive officers. We will continue to grant restricted stock units and will replace stock options with performance-based restricted stock units using earnings per share and relative total stockholder return as performance measures, two metrics strongly tied to long-term stockholder value creation. As a result, approximately 67% of the value of our CEO’s fiscal 2012 equity compensation is in the form of performance-based restricted stock units and approximately 33% is in the form of time-based restricted stock units.
•	Consistent with prevailing market practices in our industry, beginning in fiscal 2012, we are shifting our base salary position strategy from targeting the 65th percentile of the relevant market composite to the 50th percentile of the relevant market composite, maintaining target total cash compensation positioning at market 65th percentile, and shifting our long-term incentive compensation position strategy from 50th percentile of the relevant market composite to 65th percentile of the relevant market composite. As this shift is implemented, these adjustments will allow for enhanced emphasis on higher variable compensation rewards commensurate with performance that drives stockholder value creation and less emphasis on fixed compensation.
Relationship Between Company Performance and CEO Compensation
     The following charts illustrate the relationship between our CEO’s total compensation (as shown in the Summary Compensation Table on Page 25) and the three key financial metrics used in his incentive compensation.

*For purposes of calculating achievements under these metrics, foreign exchange movements were held constant at plan rates, pursuant to the terms of the bonus plans.
Roles of Our Compensation Committee, Executive Officers and Consultants in our Compensation Process
     The Compensation Committee, which is comprised entirely of independent directors, is responsible for overseeing all of Symantec’s compensation programs, including the review and recommendation to the independent directors of our Board all compensation arrangements for our Chief Executive Officer and the review and approval of the compensation payable to our other named executive officers.
     The independent directors of the Board evaluate the CEO’s performance and the Compensation Committee then reviews and recommends to the independent members of the Board all compensation arrangements for the CEO. After discussion, the independent members of the Board determine the CEO’s compensation. The Compensation Committee also discusses the performance of the other named executive officers with the CEO, reviews the compensation recommendations that the CEO submits for the other named executive officers, makes any appropriate adjustments, and approves their compensation.
     Since fiscal 2004, the Compensation Committee has engaged Mercer, an outside consulting firm, to provide advice and ongoing recommendations on executive compensation matters. The Compensation Committee oversees Mercer’s engagement. Mercer representatives meet informally with the Compensation Committee Chair and the Chief Human Resources Officer and regularly with the Compensation Committee during its regular meetings, including in executive sessions from time to time without any members of management present.
     As part of its engagement in fiscal 2011, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our director and executive compensation programs, the proposed performance goals and ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.
     We paid Mercer approximately $200,000 for executive compensation services in fiscal 2011. In addition, with the Compensation Committee’s approval, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $1.975 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses.
The Compensation Committee establishes our compensation philosophy, approves our compensation programs and solicits input and advice from several of our executive officers and Mercer. As mentioned above, our CEO provides the Board of Directors and the Compensation Committee with feedback on the performance of our executive officers and makes compensation recommendations that go to the Compensation Committee for their approval. Our CEO, CFO, Chief Human Resources Officer and General Counsel regularly attend the Compensation Committee’s meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding Symantec’s performance, and other advice specific to their areas of expertise. In addition, at the

Compensation Committee’s direction, Mercer works with our Chief Human Resources Officer and other members of management to obtain information necessary for Mercer to make their own recommendations as to various matters as well as to evaluate management’s recommendations.
FACTORS WE CONSIDER IN DETERMINING OUR COMPENSATION PROGRAMS
     We apply a number of compensation policies and analytic tools in implementing our compensation principles. These policies and tools guide the Compensation Committee in determining the mix and value of the compensation components for the named executive officers, consistent with our compensation philosophy. They include:
     A Total Rewards Approach: Elements of the total rewards offered to our executive officers include base salary, short- and long-term incentives including equity awards, health benefits, a deferred compensation program and a consistent focus on individual professional growth and opportunities for new challenges.
     Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for named executive officers emphasizes variable pay in the form of short- and long-term cash and equity awards. Short-term results are measured by annual financial performance, specifically revenue, non-GAAP earnings per share and, for all named executive officers other than our CEO, business unit performance. Long-term results are measured by share price appreciation, and achievement of operating cash flow targets. As explained below, beginning with fiscal 2012, our long-term results will also be measured by the achievement of the total stockholder return ranking for our company as compared to the S&P 500.
     Appropriate Market Positioning: Our general pay positioning strategy is to target the levels of base salary, annual short-term cash incentive structure and long-term incentive opportunities and benefits for named executive officers with reference to the relevant market composite for each position. The Compensation Committee may set the actual components for an individual named executive officer above or below the positioning benchmark based on factors such as experience, performance achieved, specific skills or competencies, the desired pay mix (e.g., emphasizing short- or long-term results), and our budget.
     Through the end of fiscal 2011, our policy was to target the base salary and annual short-term cash incentive structure for named executive officers at the 65th percentile of the relevant market composite with target long-term incentive opportunities and benefits for named executive officers at the 50th percentile of the relevant market composite. Base salary and short-term cash incentives were positioned at this level to attract and retain high caliber talent in the highly competitive technology market. We believed that the target long-term incentive strategy allowed us to be competitive in the market for top talent, while providing alignment with stockholders and keeping the burn rate and dilution associated with our equity compensation programs within a range we deemed appropriate. For fiscal 2011, the pay mix for executives emphasized long-term performance through a majority of pay opportunity coming in the form of long-term award vehicles. By using these targets, we believed that upside opportunity in the short- and long-term incentive plans was available in the event of outstanding financial performance in fiscal 2011.
     Beginning in fiscal 2012, to further strengthen our pay for performance focus, we are shifting our general pay positioning strategy to target 50th percentile of the relevant market composite for base salary and 65th percentile of the relevant market composite for short- and long-term incentive compensation and total direct compensation. These adjustments will allow for enhanced emphasis on higher variable compensation rewards commensurate with performance that drives stockholder value creation and for less emphasis on fixed compensation.
     Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that are similar in size to Symantec and that the Compensation Committee and its advisors, including Mercer, believe represent Symantec’s competition in the broader talent market. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data provides compensation information from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources in developing a market composite that it uses as a framework for making compensation decisions for each named executive officer’s position.
Symantec is a prominent participant in the information technology industry. This industry is characterized by rapid rates of change, intense competition from small and large companies, and significant cross-over in leadership talent needs. As such, we compete for executive talent with leading software and services companies as well as in the broad information technology industry. Further, because we believe that stockholders measure our performance against a wide array of technology peers, the Compensation Committee uses a peer group that consists of a broader group of high technology companies in different market segments that are of a comparable size to us. The Compensation Committee uses the peer group, as well as other relevant market data, to evaluate named executive officer pay levels (as described above). In addition, the peer group performance is used as input for setting performance targets for our annual incentive plan.
     The peer group is generally reviewed on an annual basis, and may be adjusted from time to time based on a comparison of market capitalization, industry and peer group performance. We did not make any changes to our peer group for fiscal 2011. The following companies were included in our peer group analysis:

Symantec Peer Group
Adobe Systems	Analog Devices	Apple
CA	Cisco Systems	Electronic Arts
EMC	Harris Corp	Juniper Networks
Lexmark International	NetApp	Oracle
Qualcomm	Seagate Technology	Yahoo!
     Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured with a large portion of their total direct compensation paid based on the performance of the Company and the applicable business unit. In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, business unit performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and the other named executive officers (including base salary, target annual bonus, target and accrued award payments under the Long Term Incentive Plans, and the value of vested and unvested equity awards actually or potentially issued).
     The percentage of an executive officer’s compensation opportunity that is at-risk or variable instead of fixed is based primarily on the officer’s level of influence at Symantec. Executive officers generally have a greater portion of their pay at risk through short- and long-term incentive programs than the rest of our employee population because of their relatively greater responsibility and ability to influence the Company’s performance. A materially higher proportion of the CEO’s compensation opportunity is at-risk relative to the other named executive officers because the nature of his role and ability to influence the Company’s performance. As illustrated by the following charts, for fiscal 2011, approximately 90% of our CEO’s target total direct compensation (sum of base salary, target annual incentive, target cash long-term- incentive and grant date fair value of equity awards) was performance-based, and approximately 74% was performance-based for our other named executive officers:

     Further, the following charts illustrate the compensation pay mixes of our NEOs’ fiscal 2012 target total direct compensation which includes performance-based restricted stock units (as described further below on page 20). Notably, the proportion of at-risk pay to total pay for our NEOs will increase from fiscal 2011 to fiscal 2012.

     *The values of PRU grants were calculated using the grant date fair value.
     The Compensation Committee, in consultation with Mercer, has conducted a risk analysis on Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on the Company.
     Form and Mix of Long-Term Equity Incentive Compensation: We have used two forms of equity for long-term equity incentive compensation in the last several years: stock options and restricted stock units. (See “Equity Incentive Awards” below for more information regarding the specific features of each form). For fiscal 2011, the named executive officers, other than the CEO, received approximately 57% of the value of their equity compensation in the form of restricted stock units and 43% in the form of stock options, while the CEO received approximately 50% of his equity compensation in fiscal 2011 in the form of stock options and 50% in restricted stock units. These percentages (and other percentage-based equity awards value discussed below) are based on the grant date fair value of the shares of common stock underlying the restricted stock units and the grant date fair value of the options using the Black-Scholes option pricing method. (For compensation valuation purposes, we use the same Black-Scholes option pricing method and assumptions used for recognizing expenses in our consolidated financial statements contained in this report. The Black-Scholes assumptions used in calculating our NEOs’ option grants are included in the Summary of Compensation Table on page 25.) The awards made to our named executive officers other than the CEO are determined by the Compensation Committee after reviewing recommendations made by the CEO. In determining its recommendations to the independent directors of the Board, in the case of CEO compensation, and in making compensation decisions with respect to other named executive officers, the Compensation Committee may consider factors such as the individual’s tenure at the Company, industry experience, current pay mix, long-term equity and cash awards previously granted to the individual, retention considerations, business unit performance, individual performance, and other factors.
COMPENSATION COMPONENTS
Compensation for our named executive officers includes the following components:
Base Salary
     The Compensation Committee reviews the named executive officers’ salaries annually as part of its overall competitive market assessment and may make adjustments based on positioning relative to market, individual role and contribution levels, and our overall salary budget. The independent members of the Board of Directors review the CEO’s salary in executive session (i.e., without any executives present), and changes are considered in light of market pay assessments and the Compensation Committee’s annual CEO performance evaluation. In setting the base salaries for the other named executive officers, the Compensation Committee also considers the recommendations of the CEO based upon his annual review of their performance. Based on a compensation market assessment conducted by Mercer, the Compensation Committee made a decision to increase our CEO’s base salary to $750,000 for fiscal 2011. Prior to this increase, our CEO’s base salary had remained the same since he was promoted to Chief Operating Officer in January 2008 and was not adjusted when he was promoted to Chief Executive Officer in April 2009 due to overall company salary freezes driven by the economic environment. The increase brought our CEO’s base salary closer to the 25th percentile of CEOs within our peer group. Prior to fiscal 2011, other NEOs had not received base salary increases for 3 years except in connection with promotions. For fiscal 2011, they received a merit increase ranging from 4.8% to 11.1% based on an evaluation of individual role, performance, contribution level and market compensation position. The following table presents each named executive officer’s base salary for fiscal 2011 as compared to fiscal 2010:

	FY11	FY10	Change
	($)	($)	(%)
Enrique Salem	750,000	625,000	20.0
James Beer	700,000	660,000	6.1
Janice Chaffin	500,000	450,000	11.1
William Robbins	475,000	453,375	4.8
Rebecca Ranninger	420,000	400,000	5.0
Executive Annual Incentive Plan
     The Executive Annual Incentive Plans for our executive officers are adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2008. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentive plans that reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To support collaboration within the senior leadership group, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee may choose to measure the named executive officers’ achievement against specific business unit or individual performance targets as well.
     Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using peer group and survey data and taking into account other factors. The following table presents each named executive officer’s target bonus opportunity actual and as a percentage of base salary for fiscal 2011 as compared to fiscal 2010:

	FY11 Target	FY10 Target	FY11	FY10	Change
	% of Base	% of Base	($)	($)	(%)
Enrique Salem	150	125	1,125,000	781,250	44.0
James Beer	90	80	630,000	528,000	19.3
Janice Chaffin	90	80	450,000	360,000	25.0
William Robbins	80	80	380,000	362,700	4.8
Rebecca Ranninger	60	60	252,000	240,000	5.0
     The award opportunities for fiscal 2011 were determined based on the relevant market composite, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer. Taking into account these factors, for fiscal 2011, the Compensation Committee increased the target award opportunity as a percentage of base salary for Enrique Salem, James Beer and Janice Chaffin to be closer to the median level of relevant market composite. In addition, Mr. Salem’s target award opportunity was increased to place additional emphasis on performance-based variable pay relative to his total direct compensation.
     At the time award opportunities are established, there is no assurance that the amount of the target awards will be realized. Each named executive officer must achieve threshold performance for each metric established in the named executive officer’s executive annual incentive plan to receive any payment for such metric. The payout under the Executive Annual Incentive Plan is also capped at different levels based on the performance metric.
     Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are established at or about the beginning of each plan year. Our management develops proposed goals with reference to a variety of factors, including our historical performance, internal budgets, market and peer performance, and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary, and approves the goals, the range of performance, and the weighting of the goals. Following the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events, that were not anticipated in establishing the performance measures), determines the extent of achievement and approves annual cash incentives, if warranted. In determining the achievement of performance goals for fiscal 2011, the Compensation Committee made adjustments to both the revenue and Non-GAAP EPS targets for several acquisitions made during the year. The determination of awards for the revenue and Non-GAAP EPS metrics is formulaic, while the business unit performance metric is determined based on a qualitative evaluation of business unit performance against pre-established operational and strategic goals. Although the Compensation Committee has the discretion to adjust awards as appropriate, it did not exercise such discretion for fiscal 2011.
     The performance measures and weightings under the Fiscal Year 2011 Executive Annual Incentive Plans for the named executive officers were as follows:

	Revenue	Non-GAAP EPS	Business Unit Performance
CEO	50%	50%	0%
Other NEOs	50%	20%	30%
     We used the above performance metrics because:
•	Over time, revenue and Non-GAAP EPS measures have strongly correlated with stockholder value creation for Symantec;
•	Improvement in revenue and Non-GAAP EPS measures aligns with our overall growth strategy;
•	The revenue and Non-GAAP EPS measures are transparent to investors and are included in our quarterly earnings releases;
•	The revenue and Non-GAAP EPS measures balance growth and profitability;
•	The performance goals used for the business unit performance component align with our operational and strategic objectives; and
•	The business unit performance metric provides a balance in incentive compensation as it focuses on both operational excellence and strategic goals.
     Revenue and non-GAAP EPS performance targets are established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets, and market expectations. If results for a goal are below threshold, the funding level for that goal is 0%, and participants will be paid no incentive compensation for that goal. A threshold performance level resulted in a payout of 70% of the target opportunity in the case of revenue and 75% of the target opportunity in the case of EPS. At target, the goal is funded at the 100% level. Below target, the payout for revenue achievement decreases by 5% of the target opportunity for each additional 1% below target revenue achievement levels (assuming the threshold is met). Above target, the payout for revenue achievement increases by 10% of the target opportunity for each additional 1% above target achievement levels up to 10% over target for a maximum payout of 200% of the target opportunity. For EPS, the payout increases or decreases by 5% of the target opportunity for each additional 1% above or below target achievement levels (assuming the threshold is met), subject to a cap of a 150% payout upon 110% achievement. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and the relative payout at each level under the Fiscal Year 2011 Executive Annual Incentive Plans:

	Revenue		EPS
	Performance as % of		Performance as % of	Payout as % of
	Target	Payout as % of Target	Target	Target
Threshold	94	70	95	75
Target	100	100	100	100
Maximum	110	200	110	150
     The performance objectives used to determine the achievement of a business unit performance are established at or shortly after the beginning of the fiscal year. The objectives chosen are measurable goals and published internally within the Company. Each business unit sets its objectives in the following four areas and results are monitored quarterly:
•	Business Results
•	Customer and Partner Loyalty
•	Operational Excellence
•	Employee Engagement
     The CEO evaluates the performance level of each named executive officer’s business unit against the pre-determined goals following the end of fiscal year, then makes recommendations to the Compensation Committee. The Compensation Committee then reviews the CEO’s compensation recommendations for the other named executive officers, makes any appropriate adjustments, and approves their compensation. The potential payout for this metric ranges from 0% to 150% based on achievement of these preset goals.

Fiscal Year 2011 Results
     For fiscal 2011, our revenue target was $6,325 million and our non-GAAP EPS target was $1.35 per share. The Company performed at 96% of the revenue goal, resulting in an 80% payout for that portion of the plan based on the plan target amount, and performed at 106% of the non-GAAP EPS goal, resulting in a payout for that portion of the plan at 130% of the plan target amount. For purposes of calculating achievements under these goals, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans. In general, business unit performance was above target for each of our named executive officers whose award included a business unit performance goal. Our NEOs’ fiscal 2011 total payout as percentage of target opportunity and total payout amounts are provided in the table below:

	Total Payout as % of Target	Payout Amount ($)
Enrique Salem	105	1,181,250
James Beer	104	652,050
Janice Chaffin	95	425,250
William Robbins	108	410,400
Rebecca Ranninger	101	253,260
Long Term Incentive Plan (LTIP)
     In May 2010, the Compensation Committee approved our LTIP for fiscal 2011. Under the terms of the FY11 LTIP, named executive officers are eligible to receive performance-based compensation based upon the level of attainment of target operating cash flow for the fiscal year ending April 1, 2011. The Compensation Committee implemented the FY11 LTIP to provide an ongoing retention and performance incentive by balancing option and restricted stock unit vesting periods (four years each) with a component that will enhance the alignment to long-term financial performance. The FY11 LTIP was adopted pursuant to the SEIP most recently approved by our stockholders in 2008.
     FY11 LTIP Target Opportunities: The target bonus amounts under the FY11 LTIP were $2,000,000 for Enrique Salem and $300,000 for each of the other named executive officers.
     FY11 LTIP Performance Measure and Target Setting: Under the FY11 LTIP, the long-term incentive metric is measured at the end of the one-year performance period (i.e., the end of fiscal 2011) and, subject to the meeting of the performance target(s) and satisfaction of continuing service requirements, will be paid following the last day of the second fiscal year following the end of the performance period (i.e., the end of fiscal 2013). We believe the combination of these performance goals and this time-based vesting period provide appropriate performance incentives and promote the long-term retention of our executive officers. By basing the FY11 LTIP payout on operating cash flow, the plan focuses on a specific, measurable corporate goal that is aligned with generating stockholder value, and provides performance-based compensation based upon the actual achievement of the goal. We believe that the exclusive metric of operating cash flow, as opposed to revenue or EPS, appropriately focuses our executives on tangible growth and cost reduction opportunities. Operating cash flow is also a direct measure of business success and balances the annual plan measures that are not subject to some of the timing issues associated with the accounting rules relating to revenue and EPS, which can lead to fluctuations in results that are not necessarily directly tied to our business success.
     A participant is eligible for 25% of the target FY11 LTIP award if at least 85% of budgeted operating cash flow target is achieved with respect to the performance period and for up to 200% of the target FY11 LTIP award if at least 120% of budgeted operating cash flow is attained with respect to the performance period. The following table presents the threshold, target and maximum performance levels of the operating cash flow target as a percentage of the performance target and the relative payout at each level as a percentage of the applicable target opportunity under the FY11 LTIP:

	Cash Flow from Operations
	Performance as % of Target	Payout as % of Target
Threshold	85	25
Target	100	100
Maximum	120	200
     At the time award opportunities are established, there is no assurance that the amount of the target awards will be realized. A participant must be an employee of the Company on the payment date to receive the payment, creating a strong incentive for our executive officers to serve through the payment date for these awards. Subject to certain limited exceptions, a participant who terminates his or her employment with the Company before the payment date will not be eligible to receive the payment or any prorated portion thereof.

     For fiscal 2011, our operating cash flow target was $1,611 million and we achieved 111% of our target, resulting in a payout of 155% of target bonus amounts under our FY11 LTIP for our named executive officers who remain our employees as of the end of fiscal 2013. This level of achievement against target compares to our reported increase in cash flow from operations of approximately 6% from fiscal 2010 to fiscal 2011.
     Our NEOs’ fiscal 2011 LTIP target awards, actual awards and total payout as percentage of target opportunity are provided in the table below:

	LTIP Target ($)	LTIP Actual Award ($)	Payout as % of Target
Enrique Salem	2,000,000	3,100,000	155
James Beer	300,000	465,000	155
Janice Chaffin	300,000	465,000	155
William Robbins	300,000	465,000	155
Rebecca Ranninger	300,000	465,000	155
Equity Incentive Awards
     The primary purpose of our equity incentive awards is to align the interests of our named executive officers with those of our stockholders by rewarding the named executive officers for creating stockholder value over the long-term. By compensating our executives with the Company’s equity, our executives hold a stake in the Company’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of the Company. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in our competitive talent market.
     Our 2004 Equity Incentive Plan provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including performance-based restricted stock units). We granted named executive officers stock options and restricted stock units in fiscal 2011 (as described in more detail below, including under the Summary Compensation Table and Grant of Plan-Based Awards table on pages 25 and 27, respectively). We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2011, four named executive officers participated in the 2008 Employee Stock Purchase Plan.
     We seek to provide equity incentive awards that are competitive with companies in our peer group and the other information technology companies that the Compensation Committee includes in its market composite. As such, we establish target equity incentive award grant guideline levels for the named executive officers based on market pay assessments. When making annual equity awards to named executive officers, we consider corporate results during the past year, the role, responsibility and performance of the individual named executive officer, the competitive market assessment described above, prior equity awards, and the level of vested and unvested equity awards then held by each named executive officer. In making equity awards, we also generally take into consideration gains recognizable by the executive from equity awards made in prior years. Mercer provides the Compensation Committee with market data on these matters, as well as providing to the Compensation Committee summaries of the prior grants made to the individual named executive officers.
     For fiscal 2011, on average 57% of the named executive officers’ (other than the CEO) equity incentive award value was granted in the form of restricted stock units and approximately 43% in the form of stock options. The CEO’s equity incentive award value for fiscal 2011 was approximately equally distributed between restricted stock units and stock options.
     Stock Options: Stock options provide an incentive for executives to drive long-term share price appreciation through the development and execution of effective long-term strategies. Stock option value is only realized if the trading price of our common stock increases so that option holder interests are therefore aligned with stockholder interests. Stock options are issued with exercise prices at 100% of the grant-date fair market value to assure that executives will receive a benefit only when the trading price increases. Stock option awards generally have value for the executive only if the executive remains employed with us for the period required for the shares to vest. Stock options granted in fiscal 2011 vest 25% after the first year and on a monthly basis thereafter for the next 36 months, and, if not exercised, expire in a maximum of seven years (or earlier in the case of termination of employment). Providing for four-year option vesting creates retention value and is in line with market practices among companies in our market composite. (Details of stock options granted to the named executive officers in fiscal 2011 are disclosed in the Summary Compensation Table and Grants of Plan-Based Awards table included on pages 25 and 27, respectively.)
     Restricted Stock Units (RSUs): RSUs represent the right to receive one share of Symantec common stock for each RSU vested upon the settlement date, which is the date on which certain conditions, such as continued employment with us for a pre-determined length of time, are satisfied. The Compensation Committee believes that RSUs align the interests of the named executive officers with the interests of the stockholders because the value of these awards appreciate if the trading price of our common stock appreciates, and also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the senior management team.
     Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2011 provided that each award vests in four equal annual installments. (Details of RSUs granted to the named executive officers in fiscal 2011 are disclosed in the Summary Compensation Table and Grants of Plan-Based Awards table on pages 25 and 27, respectively.)
     The following table summarizes the value of our NEOs’ total target long-term incentive compensation awarded (sum of stock option and RSU grant date fair value and LTIP target award) in fiscal 2011 and 2010. With the exception of Janice Chaffin, our NEOs’ total target long-term incentive compensation value declined in fiscal 2011, both because they received comparatively fewer options and RSUs in fiscal 2011 and because the grant date value of Symantec’s stock was slightly lower in fiscal 2011 than in fiscal 2010. Ms. Chaffin’s total target long-term incentive compensation value increased because she received a larger equity grant in fiscal year 2011 as a result of the strong performance of the consumer business unit during fiscal 2010, which included the successful launch of the Company’s new eCommerce store.

	FY11 ($)	FY10 ($)	Change (%)
Enrique Salem	5,444,458	7,286,993	-25.3
James Beer	1,203,460	1,597,146	-24.6
Janice Chaffin	1,203,460	1,093,548	10.1
William Robbins	899,836	1,827,775	-50.8
Rebecca Ranninger	933,163	1,062,418	-12.2
     Performance-based Restricted Stock Units (PRUs): For fiscal 2012, the Compensation Committee granted PRUs for the first time in furtherance of our pay for performance philosophy. These PRU grants were in lieu of the stock options that we have historically awarded as a part of our annual executive compensation program. While this development did not impact compensation decisions during fiscal 2011, implementation of this program represents an important step taken by our Compensation Committee to continue to drive a pay-for-performance culture with a component explicitly linked to total stockholder return. Unlike our restricted stock unit awards, the shares underlying the PRUs awarded for fiscal 2012 are eligible to be earned only if we achieve the same non-GAAP EPS goal for the FY12 Executive Annual Incentive Plan for fiscal 2012. Depending on our achievement of this goal, 0% to 133% of the target shares will be eligible to be earned at the end of fiscal 2013 and 2014, based on, and subject to further adjustment as a result of, the achievement of the total stockholder return (“TSR”) ranking for our company as compared to the S&P 500. If any target shares become eligible (the “eligible shares”) to be earned in fiscal 2013 and 2014 as a result of achievement of the non-GAAP EPS goal for fiscal 2012, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the two years ended March 29, 2013 and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned on March 29, 2013 if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the three years ended March 28, 2014. Subject to certain exceptions (including acceleration of vesting upon a change in control of the company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2014), and the named executive officer must be employed by us at the end of such period in order to vest in the award.
     Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. For purposes of these calculations, each full-value award grant (e.g., restricted stock unit) is treated as the equivalent of the grant of two options in order to recognize the economic difference in the equity vehicle types. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2011, our gross burn rate was 3.5%, our net burn rate was 3.28%, and our overhang was 23.43%. Our burn rate was somewhat higher than our historical average in fiscal 2011 largely due to the equity awards granted to employees in connection with our acquisition of the identity and authentication business of VeriSign.

     Equity Grant Practices: The Compensation Committee generally approves grants to the named executive officers at its first meeting of each fiscal year, or thereafter through subsequent action. The grant date for all stock options and RSUs granted to employees, including the named executive officers, is generally the 10th day of the month following the applicable meeting. If the 10th day is not a business day, the grant is generally made on the previous business day. The exercise price for stock options is the closing price of our common stock, as reported on the Nasdaq Global Select Market, on the date of grant. The Compensation Committee does not coordinate the timing of equity awards with the release of material nonpublic information. RSUs may be granted from time to time throughout the year, but all RSUs generally vest on either March 1, June 1, September 1 or December 1 for administrative reasons.
     Change of Control and Severance Arrangements: The vesting of certain stock options and RSUs held by our named executive officers will accelerate if they experience an involuntary (including constructive) termination of employment under certain circumstances. For additional information about these arrangements, see “—Other Benefits—Change of Control and Severance Arrangements” below and “Potential Payments Upon Termination or Change in Control,” below.
Retention and Other Awards
     Certain business conditions may warrant using additional compensation approaches to attract, retain or motivate executives. Such conditions include acquisitions and divestitures, attracting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards. No retention awards were provided to our named executive officers in fiscal 2011 as the overall composition and amount of other reward elements was judged to be sufficient to provide an appropriate incentive and retention level.
Other Benefits
     All named executive officers are eligible to participate in our 401(k) plan (which includes our matching contributions), health and dental coverage, life insurance, disability insurance, paid time off, and paid holidays on the same terms as are available to all employees generally. These rewards are designed to be competitive with overall market practices, and are in place to attract and retain the talent needed in the business. In addition, named executive officers are eligible to participate in the deferred compensation plan, and to receive other benefits described below.
     Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $150,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. One of our named executive officers participated in this plan during fiscal 2011. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2011,” beginning on page 29.
     Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. The Compensation Committee provides certain perquisites because it believes they are for business-related purposes or are prevalent in the marketplace for executive talent. The value of the perquisites we provide are taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 25).
     Change in Control and Severance Arrangements: Our Executive Retention Plan provides participants with double trigger acceleration of equity awards, where equity vesting is only accelerated in the event the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of the Company (as defined in the plan). We believe that the double trigger acceleration provision appropriately achieves the intent of the plan without providing an undue benefit to executives who continue to be employed following a change in control transaction. The intent of the plan is to enable named executive officers to have a balanced perspective in making overall business decisions in the context of a potential acquisition of the Company, as well as to be competitive with market practices. The Compensation Committee believes that change in control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave the Company before a transaction closes. We typically do not provide other change of control or severance arrangements to our executive officers, although in connection with his promotion to CEO in 2009, we entered into an employment agreement with Enrique Salem that provides him with certain benefits upon the involuntary termination of his employment under certain circumstances, including acceleration of vesting and severance payments in connection with a change of control. We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code. Rather, we allow the named executive officer to reduce the benefit received or waive the accelerated vesting of options to avoid excess payment penalties. Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances, are disclosed under “Potential Payments Upon Termination or Change in Control” beginning on page 30 below.
SUPPLEMENTARY POLICIES AND CONSIDERATIONS
     We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:
Stock Ownership Requirements
     To ensure that our executive management team’s interests are aligned with our stockholders, we instituted stock ownership requirements in October 2005. Minimum ownership levels are based on the executive’s level:
•	CEO: 150,000 shares

•	CFO: 85,000 shares

•	Group Presidents and Executive Vice Presidents: 35,000 shares

•	Chief Accounting Officer (if not otherwise included above): 20,000 shares
     Each person holding one of the positions listed above is required to acquire and thereafter maintain the stock ownership required within four years of becoming an executive of Symantec (or four years following the adoption date of these guidelines).
     Stock options and unvested restricted stock awards or restricted stock units do not count toward stock ownership requirements. Until an executive meets the applicable stock ownership requirement, the executive is encouraged to retain a percentage of any shares received as a result of the exercise of any stock option or other equity award, net of the applicable exercise price and tax withholdings.
     As of July 1, 2011, all named executive officers have reached the stated ownership requirements. See the table below for individual ownership levels relative to the executive’s ownership requirement.

	Ownership
	Requirement	Holdings as of
Named Executive Officer	(# of shares)	July 1, 2011
Enrique Salem	150,000	260,524
James Beer	85,000	100,976
Janice Chaffin	35,000	44,642
William Robbins	35,000	59,331
Rebecca Ranninger	35,000	123,510
Recoupment Policies (Clawbacks)
     Since fiscal 2009, we have included provisions within our executive annual incentive plans to the effect that we will seek reimbursement of excess incentive cash compensation if our financial statements are the subject of a restatement due to error or misconduct. Our long-term incentive plans have contained such provisions since their inception during fiscal 2008.
Certain Other Securities Matters
     Our Insider Trading Policy prohibits all directors and employees from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities, including, but not limited to, trading in Symantec-based option contracts (for example, buying and/or writing puts and calls).
     In addition, our Insider Trading Policy requires that our Chief Executive Officer, Chief Financial Officer, and each of our directors conduct open market sales of our securities only through use of stock trading plans adopted pursuant to Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows insiders to sell and diversify their holdings in our stock over a designated period by adopting pre-arranged stock trading plans at a time when they are not aware of material nonpublic information about us, and thereafter sell shares of our common stock in accordance with the terms of their stock trading plans without regard to whether or not they are in possession of material nonpublic information about the Company at the time of the sale. All other executives are strongly encouraged to trade using 10b5-1 plans.

Tax and Accounting Considerations on Compensation
     The financial reporting and income tax consequences to the Company of individual compensation elements are important considerations for the Compensation Committee when it reviews compensation practices and makes compensation decisions. While structuring compensation programs that result in more favorable tax and financial reporting treatment is a general principle, the Compensation Committee balances these goals with other business needs that may be inconsistent with obtaining the most favorable tax and accounting treatment for each component of its compensation.
     Deductibility by Symantec. Under Section 162(m) of the Internal Revenue Code, we may not receive a federal income tax deduction for compensation that is not performance-based (as defined in the Section 162(m) rules) paid to the Chief Executive Officer and the next three most highly compensated executive officers (other than our Chief Financial Officer) to the extent that any of these persons receives more than $1,000,000 in nonperformance-based compensation in any one year. While the Compensation Committee considers the Company’s ability to deduct compensation amounts paid or to be paid to its executive officers in determining appropriate levels or manner of compensation, it may from time to time approve additional amounts of compensation that are not fully deductible under Section 162(m).
     Salaries for the named executive officers do not qualify as performance-based compensation; however, as no officer received salary in excess of $1,000,000 during fiscal 2011, the entire amount of salaries paid to our named executive officers is deductible. Our executive annual incentive plan is structured so that it is performance-based and therefore deductible. We believe that all of the stock options granted to the named executive officers under our 1996 Equity Incentive Plan and 2004 Equity Incentive Plan qualify under Section 162(m) as performance-based compensation and that all amounts of compensation related to options held by our named executive officers should be fully deductible. Our RSU grants vest on a time-based vesting schedule and therefore are not considered performance-based under the Section 162(m) rules. Accordingly, amounts of compensation related to RSUs held by our named executive officers may not be fully deductible (depending upon the value of our stock, and the amount of other nonperformance-based compensation an officer has during the year in which any portion of an RSU vests). Our cash long term incentive plan may not be considered performance-based under the Section 162(m) rules because of its feature providing for a prorated payout upon involuntary termination without cause.
     Tax Implications for Officers. Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change in Control” (beginning on page 30 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross-ups related to this excise tax under Code Section 4999.
     Accounting Considerations. The Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, the Company records salaries and performance-based compensation incentives as expenses in the amount paid, or to be paid, to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with the requirements of FASB Accounting Standards Codification Topic 718. The Compensation Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.
Compensation Committee Interlocks and Insider Participation
     The members of Symantec’s Compensation Committee during fiscal 2011 were Stephen M. Bennett, Michael A. Brown, Geraldine B. Laybourne, David L. Mahoney and Daniel H. Schulman. None of the members of Symantec’s Compensation Committee in fiscal 2011 was at any time during fiscal 2011 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2011.

Compensation Committee Report
     The information contained in the following report of Symantec’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Symantec under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that Symantec specifically incorporates it by reference.
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended April 1, 2011.
     By: The Compensation Committee of the Board of Directors:
Stephen M. Bennett
Michael A. Brown
Geraldine B. Laybourne
David L. Mahoney
Daniel H. Schulman (Chair)

Summary of Compensation
     The following table shows for the fiscal year ended April 1, 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at April 1, 2011 (the “Named Executive Officers” or “NEOs”).
Summary Compensation Table for Fiscal 2011

						Non-Equity
				Stock	Option	Incentive Plan		All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)		($)		($)
Enrique Salem	2011	750,000	—	1,732,800	1,711,658	4,281,250	(3)	33,975	(4)	8,509,683
President and Chief Executive	2010	625,000	—	2,398,200	2,888,793	3,092,969	(5)	17,387	(6)	9,022,349
Officer	2009	625,000	—	999,500	1,267,848	1,246,875	(7)	15,756	(8)	4,154,979

James A. Beer	2011	700,000	—	505,400	398,060	1,117,050	(9)	19,632	(10)	2,740,142
Executive Vice President,	2010	660,000	—	720,040	547,106	747,120	(11)	12,949	(12)	2,687,215
Chief Financial Officer	2009	660,000	—	599,700	528,270	884,700	(13)	8,998	(14)	2,681,668

Janice Chaffin	2011	500,000	—	505,400	398,060	890,250	(15)	60,631	(16)	2,354,341
Group President, Consumer Business Unit

William T. Robbins	2011	475,000	—	361,000	238,836	875,400	(17)	35,427	(18)	1,985,663
Executive Vice President,	2010	453,375	—	812,930	684,845	625,800	(19)	194,627	(20)	2,771,577
Worldwide Sales and Services

Rebecca Ranninger	2011	420,000	—	346,560	286,603	718,260	(21)	6,150	(22)	1,777,573
Executive Vice President, Chief Human Resources Officer

(1)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification Topic 718 for stock awards granted during the fiscal year.

(2)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification Topic 718 for option awards granted during the fiscal year. We calculate the grant date fair value of stock options using the Black-Scholes option pricing model. The following table includes the assumptions used to calculate the aggregate grant date fair value of awards reported for fiscal 2011, 2010, and 2009. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The assumptions listed below are consistent with the assumptions that we used to report stock option valuations and expense in the consolidated financial statements contained in this report:

Grant Date	Volatility (%)	Expected Life (Years)	Risk-Free Interest Rate (%)
6/10/2010	34.02	3.51	1.93
5/11/2009	43.94	3.38	1.46
4/10/2009	43.94	3.38	1.46
5/9/2008	34.53	3.12	2.06

(3)	This amount represents (a) $1,181,250 for Mr. Salem’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $3,100,000 accrued on Mr. Salem’s behalf for performance during fiscal 2011 under the FY11 LTIP. Mr. Salem will be eligible to receive the FY11 LTIP award if he remains employed by the Company through the last day of fiscal 2013.

(4)	This amount represents coverage of expenses related to Mr. Salem’s attendance at the Company’s FY10 sales achiever’s trip.

(5)	This amount represents (a) $292,969 for Mr. Salem’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2010, which was earned in fiscal 2010 and paid in fiscal 2011, and (b) $2,800,000 accrued on Mr. Salem’s behalf for performance during fiscal 2010 under the FY10 LTIP. Mr. Salem will be eligible to receive the FY10 LTIP award if he remains employed by the Company through the last day of fiscal 2012.

(6)	This amount represents (a) $7,387 for coverage of expenses related to Mr. Salem’s attendance at the Company’s FY09 sales achiever’s trip, and (b) $10,000 for reimbursement for tax services.

(7)	This amount represents (a) $796,875 for Mr. Salem’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2009, which was earned in fiscal 2009 and paid in fiscal 2010, and (b) $450,000 accrued on Mr. Salem’s behalf for performance during fiscal 2009 under the FY09 LTIP.

(8)	This amount represents coverage of expenses related to Mr. Salem’s attendance at the Company’s FY08 sales achiever’s trip and Board retreat.

(9)	This amount represents (a) $652,050 for Mr. Beer’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 accrued on Mr. Beer’s behalf for performance during fiscal 2011 under the FY11 LTIP. Mr. Beer will be eligible to receive the FY11 LTIP award if he remains employed by the Company through the last day of fiscal 2013.

(10)	This amount represents (a) $426 for coverage of expenses related to Mr. Beer’s attendance at the FY10 Board retreat, (b) $10,556 for membership fees, (c) $2,400 for reimbursement for tax services, and (d) $6,250 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.

(11)	This amount represents (a) $285,120 for Mr. Beer’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2010, which was earned in fiscal 2010 and paid in fiscal 2011, and (b) $462,000 accrued on Mr. Beer’s behalf for performance during fiscal 2010 under the FY10 LTIP. Mr. Beer will be eligible to receive the FY10 LTIP award if he remains employed by the Company through the last day of fiscal 2012.

(12)	This amount represents (a) $363 for coverage of expenses related to attendance at the FY09 Board retreat, (b) $879 for membership fees, (c) $5,707 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.

(13)	This amount represents (a) $673,200 for Mr. Beer’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2009, which was earned in fiscal 2009 and paid in fiscal 2010, and (b) $211,500 accrued on Mr. Beer’s behalf for performance during fiscal 2009 under the FY09 LTIP.

(14)	This amount represents coverage of expenses related to attendance at the FY08 Board retreat, reimbursement for tax services and the Company’s contributions to Mr. Beer’s account under its 401(k) plan.

(15)	This amount represents (a) $425,250 for Ms. Chaffin’s executive annual bonus under her Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 accrued on Ms. Chaffin’s behalf for performance during fiscal 2011 under the FY11 LTIP. Ms. Chaffin will be eligible to receive the FY11 LTIP award if she remains employed by the Company through the last day of fiscal 2013.

(16)	This amount represents (a) $52,726 for coverage of expenses related to Ms. Chaffin’s attendance at the Company’s FY10 sales achiever’s trip, (b) $1,530 for reimbursement for tax services, and (c) $6,375 for the Company’s contributions to Ms. Chaffin’s account under its 401(k) plan.

(17)	This amount represents (a) $410,400 for Mr. Robbins’ executive annual bonus under his Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 for Mr. Robbins’ performance during fiscal 2011 under the FY11 LTIP. Mr. Robbins will be eligible to receive the FY11 LTIP award if he remains employed by the Company through the last day of fiscal 2013.

(18)	This amount represents (a) $33,115 for coverage of expenses related to Mr. Robbins’ attendance at the Company’s FY10 sales achiever’s trip, (b) $1,018 for coverage of expenses related to attendance at the Company’s FY10 Board retreat, and (c) $1,294 for reimbursement for tax services.

(19)	This amount represents (a) $163,800 for Mr. Robbins’ executive annual bonus under his Executive Annual Incentive Plan for fiscal 2010, which was earned in fiscal 2010 and paid in fiscal 2011, and (b) $462,000 accrued on Mr. Robbins’ behalf for performance during fiscal 2010 under the FY10 LTIP. Mr. Robbins will be eligible to receive the FY10 LTIP award if he remains employed by the Company through the last day of fiscal 2012.

(20)	This amount represents (a) $1,182 for retroactive pay, (b) $179,634 for an Expatriate US Tax Payment gross up, (c) $12,207 for coverage of expenses related to attendance at the Company’s FY09 sales achiever’s trip, (d) $857 for coverage of expenses related to attendance at the FY09 Board retreat, and (e) $747 for reimbursement for tax services.

(21)	This amount represents (a) $253,260 for Ms. Ranninger’s executive annual bonus under her Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 accrued on Ms. Ranninger’s behalf for performance during fiscal 2011 under the FY11 LTIP. Ms. Ranninger will be eligible to receive the FY11 LTIP award if she remains employed by the Company through the last day of fiscal 2013.

(22)	This amount represents the Company’s contributions to Ms. Ranninger’s account under its 401(k) plan.
     The following table shows for the fiscal year ended April 1, 2011, certain information regarding grants of plan-based awards to the Named Executive Officers from our incentive plans:
Grants of Plan-Based Awards in Fiscal 2011

								All Other	All Other
								Stock	Option
								Awards:	Awards:		Grant Date
								Number of	Number of	Exercise or	Fair Value
		Estimated Future Payouts Under Non-Equity						Shares of	Securities	Base Price	of Stock
		Incentive Plan Awards						Stock or	Underlying	of Option	and Option
	Grant	Threshold		Target		Maximum		Units	Options	Awards	Awards
Name	Date(2)	($)		($)		($)		(#)	(#)	($/Sh)	($)
Enrique Salem	6/10/10	815,625	(1)	1,125,000	(1)	1,968,750	(1)	120,000	430,000	14.44	3,444,458
		500,000	(3)	2,000,000	(3)	4,000,000	(3)
James A. Beer	6/10/10	456,750	(1)	630,000	(1)	1,102,500	(1)	35,000	100,000	14.44	903,460
		75,000	(3)	300,000	(3)	600,000	(3)
Janice Chaffin	6/10/10	326,250	(1)	450,000	(1)	787,500	(1)	35,000	100,000	14.44	903,460
		75,000	(3)	300,000	(3)	600,000	(3)
William T. Robbins	6/10/10	275,500	(1)	380,000	(1)	665,000	(1)	25,000	60,000	14.44	599,836
		75,000	(3)	300,000	(3)	600,000	(3)
Rebecca Ranninger	6/10/10	182,700	(1)	252,000	(1)	441,000	(1)	24,000	72,000	14.44	633,163
		75,000	(3)	300,000	(3)	600,000	(3)

(1)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY11 Executive Annual Incentive Plan.

(2)	Represents grant date of stock awards and option awards.

(3)	Represents threshold, target and maximum payouts under the FY11 LTIP. Payment under this plan is contingent upon employment through the last day of fiscal 2013.
     For a summary of the terms of the FY11 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” above. For a summary of the terms of the FY11 LTIP, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Long Term Incentive Plans (LTIP)” above.

     The following table shows for the fiscal year ended April 1, 2011, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.
Outstanding Equity Awards At Fiscal Year-End 2011

	Option Awards						Stock Awards
		Number of	Number of				Number of		Market Value
		Securities	Securities				Shares or		of Shares or
		Underlying	Underlying				Units of		Units of
		Unexercised	Unexercised		Option		Stock That		Stock That
		Options	Options		Exercise	Option	Have Not		Have Not
		(#)	(#)		Price	Expiration	Vested		Vested
Name	Grant Date	Exercisable	Unexercisable		($)	Date	(#)		($)
Enrique Salem	6/22/2004	147,418	—		1.61,	6/22/2014,	—		—
					20.36 (1)	7/15/2013,
						12/5/2012
	10/20/2005	70,000	—		22.68	10/20/2012	—		—
	5/12/2006	175,000	—		17.02	5/12/2013	—		—
	5/10/2007	143,750	6,250	(2)	19.48	5/10/2014	—		—
	2/8/2008	77,083	22,917	(3)	17.90	2/8/2015	7,500	(4)	138,450
	5/9/2008	170,000	70,000	(5)	19.99	5/9/2015	16,667	(6)	307,673
	4/10/2009	244,375	265,625	(7)	17.13	4/10/2016	70,000	(8)	1,292,200
	6/10/2010	—	430,000	(9)	14.44	6/10/2017	90,000	(10)	1,661,400
James A. Beer	3/3/2006	300,000	—		16.98	3/3/2013	—		—
	5/10/2007	143,750	6,250	(2)	19.48	5/10/2014	—		—
	5/9/2008	70,833	29,167	(5)	19.99	5/9/2015	10,000	(11)	184,600
	5/11/2009	49,500	58,500	(12)	15.32	5/11/2016	35,250	(13)	650,715
	6/10/2010	—	100,000	(9)	14.44	6/10/2017	26,250	(14)	484,575
Janice Chaffin	5/6/2003	235,840	—		11.36	5/6/2013	—		—
	10/20/2004	70,000	—		27.68	10/20/2014	—		—
	12/15/2005	70,000	—		17.74	12/15/2012	—		—
	5/12/2006	125,000	—		17.02	5/12/2013	—		—
	5/10/2007	143,750	6,250	(2)	19.48	5/10/2014	—		—
	5/9/2008	63,750	26,250	(5)	19.99	5/9/2015	10,000	(11)	184,600
	5/11/2009	27,500	32,500	(12)	15.32	5/11/2016	22,500	(15)	415,350
	6/10/2010	—	100,000	(9)	14.44	6/10/2017	26,250	(14)	484,575
William T. Robbins	5/3/2002	56,209	—		23.04	5/3/2012	—		—
	11/19/2002	45,670	—		14.46	11/19/2012	—		—
	2/17/2004	50,589	—		29.39	2/17/2014	—		—
	2/15/2005	50,589	—		21.85	2/15/2012	—		—
	10/20/2005	20,000	—		22.68	10/20/2012	—		—
	6/20/2006	30,000	—		15.90	6/20/2013	—		—
	5/10/2007	40,250	1,750	(2)	19.48	5/10/2014	—		—
	7/10/2007	7,666	334	(2)	18.87	7/10/2014	—		—
	5/9/2008	35,416	14,584	(5)	19.99	5/9/2015	8,334	(16)	153,846
	4/10/2009	12,937	14,063	(7)	17.13	4/10/2016	4,500	(17)	83,070
	5/11/2009	48,125	56,875	(12)	15.32	5/11/2016	32,250	(18)	595,335
	6/10/2010	—	60,000	(9)	14.44	6/10/2017	18,750	(19)	346,125
Rebecca Ranninger	12/14/2001	12,676	—		8.21	12/14/2011	—		—
	9/4/2003	100,000	—		14.62	9/4/2013	—		—
	10/20/2004	50,000	—		27.68	10/20/2014	—		—
	10/20/2005	60,000	—		22.68	10/20/2012	—		—
	5/12/2006	100,000	—		17.02	5/12/2013	—		—
	5/10/2007	95,833	4,167	(2)	19.48	5/10/2014	—		—
	5/9/2008	53,125	21,875	(5)	19.99	5/9/2015	8,334	(16)	153,846
	5/11/2009	33,000	39,000	(12)	15.32	5/11/2016	18,000	(20)	332,280
	6/10/2010	—	72,000	(9)	14.44	6/10/2017	18,000	(21)	332,280

(1)	124,418 shares granted at $1.61 and 120,000 shares granted at $20.36.

(2)	Unvested options vest in equal installments monthly on the 10th of each month ending on 5/10/2011.

(3)	Unvested options vest in equal installments monthly on the 8th of each month ending on 2/8/2012.

(4)	7,500 shares to vest on 3/1/2012.

(5)	Unvested options vest in equal installments monthly on the 9th of each month ending on 5/9/2012.

(6)	16,667 shares to vest on 6/1/2011.

(7)	Unvested options vest in equal installments monthly on the 10th of each month ending on 4/10/2013.

(8)	35,000 shares to vest on 3/1/2012 and 35,000 shares to vest on 3/1/2013.

(9)	Unvested options vest in equal installments monthly on the 10th of each month ending on 6/10/2014.

(10)	30,000 shares to vest on 3/1/2012, 30,000 shares to vest on 3/1/2013 and 30,000 shares to vest on 3/1/2014.

(11)	10,000 shares to vest on 6/1/2011.

(12)	Unvested options vest in equal installments monthly on the 11th of each month ending on 5/11/2013.

(13)	11,750 shares to vest on 6/1/2011, 11,750 shares to vest on 6/1/2012 and 11,750 shares to vest on 6/1/2013.

(14)	8,750 shares to vest on 3/1/2012, 8,750 shares to vest on 3/1/2013, and 8,750 shares to vest on 3/1/2014.

(15)	7,500 shares to vest on 6/1/2011, 7,500 shares to vest on 6/1/2012 and 7,500 shares to vest on 6/1/2013.

(16)	8,334 shares to vest on 6/1/2011.

(17)	2,250 shares to vest on 3/1/2012 and 2,250 shares to vest on 3/1/2013.

(18)	10,750 shares to vest on 6/1/2011, 10,750 shares to vest on 6/1/2012 and 10,750 shares to vest on 6/1/2013.

(19)	6,250 shares to vest on 3/1/2012, 6,250 shares to vest on 3/1/2013, and 6,250 shares to vest on 3/1/2014.

(20)	6,000 shares to vest on 6/1/2011, 6,000 shares to vest on 6/1/2012 and 6,000 shares to vest on 6/1/2013.

(21)	6,000 shares to vest on 3/1/2012, 6,000 shares to vest on 3/1/2013 and 6,000 shares to vest on 3/1/2014.
     The following table shows for the fiscal year ended April 1, 2011, certain information regarding option exercises and stock vested during the last fiscal year with respect to the Named Executive Officers:
Option Exercises and Stock Vested in Fiscal 2011

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Enrique Salem	—	—	89,167	1,493,621
James A. Beer	—	—	30,500	453,445
Janice Chaffin	—	—	26,250	394,625
William T. Robbins	—	—	29,458	438,129
Rebecca Ranninger	23,152	294,351	32,833	475,889
Non-Qualified Deferred Compensation in Fiscal 2011
     The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended April 1, 2011.

Non-Qualified Deferred Compensation
	Executive	Registrant	Aggregate		Aggregate
	Contributions in	Contributions in	Earnings in	Aggregate	Balance at
	Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
	Year	Year	Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)
Enrique Salem	—	—	—	—	—
James Beer	—	—	—	—	—
Janice Chaffin	—	—	—	—	—
William Robbins	—	—	—	—	—
Rebecca Ranninger	252,150 (1)	—	162,964 (2)	304,145	1,427,844

(1)	Represents $252,150 reported under the “Salary” column of the Summary Compensation Table.

(2)	Amount reflected is not included in the “Summary Compensation Table” because the earnings are not preferential or above-market.
     In fiscal 2011, certain management employees on our U.S. payroll with a base salary of $150,000 or greater, including each of the named executive officers, are eligible to participate in the Symantec Corporation Deferred Compensation Plan. The plan provides the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year. Variable pay includes all bonus and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. The measurement funds available under the plan are substantially identical to the investment funds available under our 401(k) plan. Each participant may change their measurement fund selections on a daily basis. The plan requires that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement to be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement has been met, accumulated benefits will be distributed according to the participant’s designated payment election. The plan permits us to terminate the plan and make such a distribution in the event of a change in control of Symantec. We intend to take such action in the event of a change in control of Symantec.
Potential Payments Upon Termination or Change-In-Control
     Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to the named executive officers in the case of their termination of employment and/or a change in control of Symantec. For information regarding potential payouts upon termination under the Deferred Compensation Plan, in which Rebecca Ranninger participates, see “Non-Qualified Deferred Compensation in Fiscal 2011” above.
Symantec Executive Retention Plan
     In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006 and June 2007. Under the terms of the plan, all equity compensation awards (including, among others, stock options and restricted stock units) granted by the Company to the Company’s Section 16(b) officers (including the named executive officers) would become fully vested and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control.
Symantec Corporation Severance Plan
     During fiscal 2008, we adopted the Symantec Corporation Severance Plan, effective as of July 1, 2007, to provide severance benefits to certain eligible employees of Symantec. Individual employees must meet certain criteria in order to participate in the plan, including, among other criteria, (i) the employee is not entitled to severance under any other plan, fund, program, policy, arrangement or individualized written agreement providing for severance benefits that is sponsored or funded by Symantec, and (ii) the employee was involuntarily terminated from active employment because of market conditions or division performance resulting in elimination of their position, and not solely because of poor work performance.
     Under the terms of the plan, eligible employees at the Vice President level or above receive severance payments calculated as follows: (i) severance payments equal to ten weeks of base pay if such employee has been employed by Symantec for one year or less; or (ii) severance payments equal to ten weeks of base pay plus the amount calculated by multiplying two weeks of base pay times the number of years of such employee’s employment by Symantec after the first year of employment, prorated through the termination date. If an eligible employee timely elects COBRA continuation coverage under Symantec’s group insurance plans, Symantec will also subsidize the full amount of premiums for such eligible employees for the period of time upon which severance payments are paid under the plan. Symantec will subsidize premiums for continuation coverage at the same level of coverage in effect immediately before termination of employment for the applicable employee. Eligible employees at the Vice President level are also entitled to receive six months of outplacement services, including counseling and guidance.
     Payment of severance payments and COBRA premiums and provision of outplacement assistance pursuant to the Symantec Corporation Severance Plan is subject to the applicable employee’s returning a release of claims against Symantec.
Enrique Salem
     In accordance with an employment agreement dated September 23, 2009 between Mr. Salem and Symantec, in the event Mr. Salem resigns for good reason (i.e., material reduction in responsibilities, position or salary) or is terminated without cause (as defined in the agreement), he is entitled to a severance payment equal to 3.375 times his annual base salary, reimbursement of COBRA premiums for up to twelve months and the vesting of his outstanding stock options and restricted stock units will be accelerated by one year.
     In the event that Mr. Salem’s employment is terminated due to his death or disability, the vesting of his outstanding options will remain exercisable, notwithstanding anything in any other agreement governing such options, until the earlier of (a) a period of one year after the termination date and (b) the original term of the option.
     In the event Mr. Salem is terminated without cause, not due to death or permanent disability, nor resign for good reason, that occurs during, or within the twelve (12) month period following, the consummation of a Change in Control; or within the sixty (60) day period prior to the date of a Change in Control where the Change in Control was under consideration at the time of Mr. Salem’s termination date, then Mr. Salem shall be entitled to a severance payment equal to 4.5 times his annual base salary, reimbursement of COBRA premiums for up to twelve months and full acceleration of any then-unvested stock options and restricted stock units.

     The following table summarizes the value of the payouts to Mr. Salem pursuant to Mr. Salem’s employment agreement, the Symantec Executive Retention Plan, assuming a qualifying termination as of April 1, 2011 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.46 on April 1, 2011 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting
Resignation with Good Reason or Termination Without Cause or Termination Due to Death or Disability	$2,531,250	$20,738	$1,652,664	$1,646,023
Termination Without Cause or Constructive Termination within 12 Months of a Change	$3,375,000	$20,738	$3,176,893	$3,399,723
James A. Beer
     The following table summarizes the value of the payouts to Mr. Beer pursuant to the Symantec Executive Retention Plan and the Symantec Corporation Severance Plan, assuming a qualifying termination as of April 1, 2011 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.46 on April 1, 2011 minus the exercise price):

Termination Without Cause or
Constructive Termination
Involuntary Termination Because of		Within 12 Months of a
Market Conditions or Division Performance		Change of Control
Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting
$244,731	$7,526	$1,185,120	$1,319,890
Janice Chaffin
     The following table summarizes the value of the payouts to Ms. Chaffin pursuant to the Symantec Executive Retention Plan and the Symantec Corporation Severance Plan assuming a qualifying termination as of April 1, 2011 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.46 on April 1, 2011 minus the exercise price):

Termination Without Cause or
Constructive Termination
Involuntary Termination Because of Market		Within 12 Months of a
Conditions or Division Performance		Change of Control
Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting
$229,039	$10,034	$2,495,264	$1,084,525
William T. Robbins
     The following table summarizes the value of the payouts to Mr. Robbins pursuant to the Symantec Executive Retention Plan and the Symantec Corporation Severance Plan, assuming a qualifying termination as of April 1, 2011 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.46 on April 1, 2011 minus the exercise price):

Termination Without Cause or
Constructive Termination
Involuntary Termination Because of Market		Within 12 Months of a
Conditions or Division Performance		Change of Control
Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting
$236,952	$10,511	$866,126	$1,178,376
Rebecca Ranninger
     The following table summarizes the value of the payouts to Ms. Ranninger pursuant to the Symantec Executive Retention Plan and the Symantec Corporation Severance Plan, assuming a qualifying termination as of April 1, 2011 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.46 on April 1, 2011 minus the exercise price):

Termination Without Cause or
Constructive Termination
Involuntary Termination Because of Market		Within 12 Months of a
Conditions or Division Performance		Change of Control
Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting
$383,815	$0.00	$1,173,418	$818,406

Director Compensation
     The following table provides information for fiscal year 2011 compensation for all of our non-employee directors and Mr. Thompson who served during the last fiscal year:
Fiscal Year 2011 Director Compensation

	Fees Earned
	or Paid in	Stock		Option
	Cash	Awards		Awards	Total
Name	($)(1)(2)	($)(3)(6)		($)(8)	($)
Stephen M. Bennett	15,009	249,991	(7)	—	265,000
Michael A. Brown	95,001	199,999		—	295,000
William T. Coleman	70,001	199,999		—	270,000
Frank E. Dangeard	85,001	199,999		—	285,000
Geraldine B. Laybourne	15,009	249,991	(7)	—	265,000
David L. Mahoney	85,001	199,999		—	285,000
Robert S. Miller(4)	115,001	199,999		—	315,000
Daniel H. Schulman	95,001	199,999		—	295,000
John W. Thompson(5)	500,000	—		—	500,000
V. Paul Unruh	110,001	199,999		—	310,000

(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $25,000 (Audit Committee).

(2)	Includes cash payout of $1.02 for fractional share from stock award.

(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification Topic 718 for awards granted during the fiscal year.

(4)	Mr. Miller received an additional annual fee in the amount of $30,000 for his role as Lead Independent Director.

(5)	Represents Mr. Thompson’s compensation for his service as an employee of Symantec. Mr. Thompson does not receive additional compensation for his service as Chairman and a director of Symantec.

(6)	Messrs. Bennett, Brown, Coleman, Dangeard, Mahoney, Miller, Schulman and Unruh and Ms. Laybourne were each granted 12,338 restricted stock units on May 10, 2010, with a per share fair value of $16.21 and a full grant date fair value of $199,999.

(7)	In lieu of cash, Mr. Bennett and Ms. Laybourne each received 100% of their annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, they were each granted 3,084 shares at a per share fair value of $16.21 and a full grant date fair value of $49,992. The balance of their fees were paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(8)	In fiscal years 2011, 2010 and 2009, there were no stock option grants to any person who served as a non-employee director. The outstanding stock options held by each non-employee director at 2011 fiscal year-end were: Mr. Brown (175,630), Mr. Coleman (100,000), Mr. Mahoney (106,000), Mr. Miller (148,000), Mr. Schulman (61,000), and Mr. Unruh (180,630).
     The policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. Symantec does not pay employee directors for Board service in addition to their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from the Company. The Compensation Committee, which consists solely of independent directors, has the primary responsibility to review and consider any revisions to directors’ compensation.
     Director Stock Ownership Guidelines: Since May 2007, the Compensation Committee has instituted the following stock ownership guidelines to better align our directors’ interests with those of our stockholders:
•	Directors must maintain a minimum holding of 10,000 shares of Company stock;

•	New directors will have three years to reach the minimum holding level; and

•	Notwithstanding the foregoing, directors may sell enough shares to cover their income tax liability on vested grants.

     Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal year 2011 as follows:
•	$50,000 annual cash retainer

•	$15,000 annual fee for committee membership ($20,000 for Audit Committee membership)

•	$15,000 annual fee for chairing a committee of the Board ($25,000 for chairing the Audit Committee)

•	$30,000 annual fee for the Lead Independent Director
     The payment of the annual cash retainer is subject to the terms of the 2000 Director Equity Incentive Plan, as amended, which allows directors to choose to receive common stock in lieu of cash for all or a portion of the retainer payable to each director for serving as a member. We pay the annual retainer fee and any additional annual fees to each director at the beginning of the fiscal year. Directors who join the Company after the beginning of the fiscal year receive a prorated cash payment in respect of their annual retainer fee and fees. These payments are considered earned when paid. Accordingly, we do not require them to be repaid in the event a director ceases serving in the capacity for which he or she was compensated.
     Annual Equity Awards. All grants to non-employee directors will be made on a discretionary basis under the 2004 Equity Incentive Plan. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock awards having a fair market value on the grant date equal to a pre-determined dollar value, which was $200,000 during fiscal 2011. The restricted stock awards granted for fiscal year 2011 were granted on May 10, 2010 and are fully vested.
     Since the beginning of fiscal year 2007, we have not made option grants to our directors. Option grants made to our non-employee directors in fiscal 2006 and prior years were subject to a four-year vesting schedule. In the event of a merger or consolidation in which Symantec is not the surviving corporation or another similar change in control transaction involving Symantec, all unvested stock option and restricted stock unit awards made to non-employee directors under the programs described above will accelerate and vest in full.
     Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth information, as of July 1, 2011, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing in Item 11 of this annual report and (iv) all current executive officers and directors of Symantec as a group.
     Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 753,064,227 shares of Symantec common stock outstanding as of July 1, 2011 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 26, 2011 (within 60 days of July 1, 2011) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class
5% Beneficial Owner
Dodge & Cox(1)	58,991,116	7.8%
BlackRock, Inc.(2)	51,653,253	6.9%
Directors and Executive Officers
John W. Thompson(3)	2,610,349	*
Enrique Salem(4)	1,508,358	*
James A. Beer(5)	722,142	*

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner	Ownership	of Class
Rebecca Ranninger(6)	668,623	*
William T. Robbins(7)	495,325	*
Janice Chaffin(8)	831,523	*
Robert S. Miller(9)	249,245	*
Michael A. Brown(10)	269,586	*
David L. Mahoney(11)	192,955	*
Daniel H. Schulman(12)	113,102	*
Geraldine B. Laybourne	52,892	*
Frank E. Dangeard	48,218	*
V. Paul Unruh(13)	217,736	*
Stephen M. Bennett	30,597	*
William T. Coleman(14)	69,600	*
All current Symantec executive officers and directors as a group (20 persons)(15)	9,230,205	1.2%

*	Less than 1%.

(1)	Based solely on a Schedule 13G filing made by Dodge & Cox on February 10, 2011, reporting sole voting and dispositive power over the shares. This stockholder’s address is 555 California Street, 40th Floor, San Francisco, CA 94104.

(2)	Based solely on a Schedule 13G filing made by BlackRock, Inc. on February 8, 2011, reporting sole voting and dispositive power over the shares. This stockholder’s address is 40 East 52nd Street, New York, NY 10022.

(3)	Includes 1,646,880 shares subject to options that will be exercisable as of August 26, 2011.

(4)	Includes 1,247,834 shares subject to options that will be exercisable as of August 26, 2011.

(5)	Includes 621,166 shares subject to options that will be exercisable as of August 26, 2011.

(6)	Includes 545,113 shares subject to options that will be exercisable as of August 26, 2011.

(7)	Includes 435,994 shares subject to options that will be exercisable as of August 26, 2011.

(8)	Includes 786,881 shares subject to options that will be exercisable as of August 26, 2011.

(9)	Includes 148,000 shares subject to options that will be exercisable as of August 26, 2011.

(10)	Includes 175,630 shares subject to options that will be exercisable as of August 26, 2011.

(11)	Includes 106,000 shares subject to options that will be exercisable as of August 26, 2011.

(12)	Includes 36,000 shares subject to options that will be exercisable as of August 26, 2011.

(13)	Includes 180,630 shares subject to options that will be exercisable as of August 26, 2011.

(14)	Includes 60,000 shares subject to options that will be exercisable as of August 26, 2011.

(15)	Includes 7,049,376 shares subject to options that will be exercisable as of August 26, 2011.
     Symantec has adopted a policy that executive officers and members of the Board hold an equity stake in the Company. The policy requires each executive officer to hold a minimum number of shares of Symantec common stock. Newly appointed executive officers are not required to immediately establish their position, but are expected to make regular progress to achieve it. The Nominating and Governance Committee reviews the minimum number of shares held by the executive officers and directors from time to time. The purpose of the policy is to more directly align the interests of our executive officers and directors with our stockholders. See “Stock Ownership Requirements” under the Compensation Discussion & Analysis section of Item 11 for a description of the stock ownership requirements applicable to our executive officers.

Equity Compensation Plan Information
     The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of April 1, 2011:

	Equity Compensation Plan Information
				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	57,421,214		$12.75	128,995,666 (1)
Equity compensation plans not approved by security holders	264,485	(2)(3)	$7.01	—
Total	57,685,699		$12.72	128,995,666

(1)	Represents 33,951 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 209,599 shares remaining available for future issuance under Symantec’s 2002 Executive Officer’s Stock Purchase Plan, 30,869,122 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 97,882,994 shares remaining available for future issuance as stock options, restricted stock units or other awards permitted under Symantec’s 2004 Equity Incentive Plan.

(2)	Excludes outstanding options 12,629,833 shares as of April 1, 2011 that were assumed as part of the Veritas acquisition. Also excludes 523,531 outstanding options as of April 1, 2011 that were assumed as part of other acquisitions. The weighted average exercise price of these outstanding options was $23.69 as of April 1, 2011. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plans themselves, and therefore, no further options or rights may be granted under these acquired-company plans.

(3)	Represents 264,485 outstanding options to purchase shares under Symantec’s 2001 Non-Qualified Equity Incentive Plan. As noted below, the 2001 Non-Qualified Equity Incentive Plan was terminated in September 2004 in connection with the adoption of the Symantec 2004 Equity Incentive Plan.
Material Features of Equity Compensation Plans Not Approved by Stockholders
2001 Non-Qualified Equity Incentive Plan
     The 2001 Non-Qualified Equity Incentive Plan was terminated in September 2004 in connection with the adoption of the Symantec 2004 Equity Incentive Plan. As of April 1, 2011, options to purchase 264,485 shares were outstanding under the 2001 Non-Qualified Equity Incentive Plan.
     Terms of Options. Symantec’s Compensation Committee determined many of the terms and conditions of each option granted under the plan, including the number of shares for which the option was granted, the exercise price of the option and the periods during which the option may be exercised. Each option is evidenced by a stock option agreement in such form as the Compensation Committee approved and is subject to the following conditions (as described in further detail in the plan):
•	Vesting and Exercisability: Options and restricted shares become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Compensation Committee in its discretion and as set forth in the related stock option or restricted stock agreement. To date, as a matter of practice, options under the plan have generally been subject to a four-year vesting period. Options terminate ten years or less from the date of grant.

•	Exercise Price: The exercise price of each option granted was not less than 100% of the fair market value of the shares of common stock on the date of the grant.

•	Tax Status: All options granted under the plan are non-qualified stock options.

•	Method of Exercise: The option exercise price is typically payable in cash or by check, but may also be payable, at the discretion of the Compensation Committee, in other forms of consideration.

•	Termination of Employment: Options cease vesting on the date of termination of service or death of the participant. Options granted under the plan generally expire three months after the termination of the optionee’s service to Symantec or a parent or subsidiary of Symantec, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or termination of service. However, if the optionee is terminated for cause, the optionee’s options expire upon termination of employment.

     Corporate Transactions. In the event of a change of control of Symantec (as defined in the plan), the buyer may either assume the outstanding awards or substitute equivalent awards. In the event the buyer fails to assume or substitute awards issued under the plan, all awards will expire upon the closing of the transaction.
     Term and Amendment of the Plan. The plan was terminated in September 2004, except that outstanding options granted thereunder will remain in place for the term of such options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related-Person Transactions Policy and Procedures
     Symantec has adopted a written related person transactions policy which provides for the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related person transactions.” The Nominating and Governance Committee reviews transactions that may be “related person transactions,” which are transactions between Symantec and any related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000, and in which the related person has or will have a direct or indirect material interest. For purposes of the policy, a related person is any Symantec executive officer, director, nominee for director, or stockholder holding more than 5% of any class of Symantec’s voting securities, in each case, since the beginning of the previous fiscal year, and their immediate family members.
     Under the policy, absent any facts or circumstances indicating special or unusual benefits to the related person, the following transactions are deemed not to be “related person transactions” (meaning the related person is deemed to not have a direct or indirect material interest in the transaction):
•	compensation to executive officers determined by Symantec’s Compensation Committee;

•	any transaction with another company at which a related person is a director or an employee (other than an executive officer) if the aggregate amount involved does not exceed the greater of $2,000,000, or three percent of that company’s total annual gross revenues, provided that the transaction involves the purchase of either company’s goods and services and the transaction is subject to usual trade terms and is in the ordinary course of business and the related person is not involved in the negotiation of the transaction;

•	any compensation paid to a director if the compensation is required to be reported in Symantec’s proxy statement;

•	any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis;

•	any charitable contribution, grant or endowment by Symantec or the Symantec Foundation to a charitable organization, foundation or university at which a related person’s only relationship is as a director or an employee (other than an executive officer), if the aggregate amount involved does not exceed $120,000, or any non-discretionary matching contribution, grant or endowment made pursuant to a matching gift program;

•	any transaction where the rates or charges involved are determined by competitive bids;

•	any transaction involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; or

•	any transaction involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.
     Under the policy, members of Symantec’s legal department review transactions involving related persons that do not fall into one of the above categories. If they determine that a related person could have a significant interest in a transaction, the transaction is referred to the Nominating and Governance Committee. In addition, transactions may be identified through Symantec’s Code of Conduct or other Symantec policies and procedures, and reported to the Nominating and Governance Committee. The Nominating and Governance Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind or take other action with respect to the transaction.

Certain Related Person Transactions
     In July 2009, Symantec entered into a dry-lease agreement for an aircraft with a company owned by Mr. Thompson, our Chairman. Pursuant to the agreement, Symantec leases the aircraft on a non-exclusive basis from Mr. Thompson’s company from time to time solely for Mr. Thompson’s business-related travel, at a dry-lease rate of $1,650 per flight hour. Pursuant to an agreement with an unrelated party, Symantec has also agreed to pay the variable operating costs of Mr. Thompson’s business travel on this aircraft. The arrangement was approved by the Nominating and Governance Committee of our Board. The Nominating and Governance Committee has determined that the amounts billed by Mr. Thompson’s company for our use of the aircraft are at or below the market rates charged by third-party commercial charter companies for similar aircraft. Symantec paid $129,690 under this arrangement during fiscal 2011.
Board Independence
     It is the policy of the Board and NASDAQ’s rules require listed companies to have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our Chief Executive Officer, Enrique Salem, and our Chairman of the Board, John W. Thompson, is an independent director and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following directors are independent: Stephen M. Bennett, Michael A. Brown, William T. Coleman, Frank E. Dangeard, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Daniel H. Schulman, and V. Paul Unruh.
Item 14. Principal Accountant Fees and Services
     We regularly review the services and fees from our independent registered public accounting firm, KPMG LLP. These services and fees are also reviewed with the Audit Committee annually. In accordance with standard policy, KPMG periodically rotates the individuals who are responsible for Symantec’s audit. Symantec’s Audit Committee has determined that the providing of certain non-audit services, as described below, is compatible with maintaining the independence of KPMG.
     In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2011 and 2010. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2011 and 2010 for each of the following categories of services are as follows:

Fees Billed to Symantec	2011	2010
Audit fees(1)	$9,600,201	$9,926,644
Audit related fees(2)	—	—
Tax fees(3)	60,787	98,613
All other fees(4)	922,607	444,010

Total fees	$10,583,595	$10,469,267

     The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Securities Exchange Act of 1934, and these categories include in particular the following components:
     (1) “Audit fees” include fees for audit services principally related to the year-end examination and the quarterly reviews of Symantec’s consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, audit services performed in connection with Symantec’s acquisitions and statutory audit fees.
     (2) “Audit related fees” include fees which are for assurance and related services other than those included in Audit fees.
     (3) “Tax fees” include fees for tax compliance and advice.
     (4) “All other fees” include fees for all other non-audit services, principally for services in relation to certain information technology audits.

     An accounting firm other than KPMG performs supplemental internal audit services for Symantec. Another accounting firm provides the majority of Symantec’s outside tax services.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent
Registered Public Accounting Firm
     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
     All of the services relating to the fees described in the table above were approved by the Audit Committee.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of July 2011.

SYMANTEC CORPORATION
By	/s/ Enrique Salem
Enrique Salem
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.04	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X