Form 10-Q
period 2011-07-01
SYMANTEC CORP
filed 2011-08-03
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 29, 2011: 749,745,683 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended July 1, 2011

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of July 1, 2011 and April 1, 2011	3
Condensed Consolidated Statements of Income for the three months ended July 1, 2011 and July 2, 2010	4
Condensed Consolidated Statements of Cash Flows for the three months ended July 1, 2011 and July 2, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	28
Signatures	30
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
	2011	2011 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,290	$2,950
Short-term investments	7	8
Trade accounts receivable, net	675	1,013
Inventories	28	30
Deferred income taxes	226	223
Other current assets	258	262

Total current assets	3,484	4,486
Property and equipment, net	1,040	1,050
Intangible assets, net	1,591	1,511
Goodwill	5,739	5,494
Investment in joint venture	14	27
Other long-term assets	155	151

Total assets	$12,023	$12,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$260	$260
Accrued compensation and benefits	329	443
Deferred revenue	3,180	3,321
Current portion of long-term debt	—	596
Income taxes payable	21	24
Other current liabilities	261	249

Total current liabilities	4,051	4,893
Long-term debt	1,999	1,987
Long-term deferred revenue	509	498
Long-term deferred tax liabilities	349	296
Long-term income taxes payable	392	361
Other long-term obligations	79	79

Total liabilities	7,379	8,114
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common Stock	8	8
Additional paid-in capital	8,226	8,361
Accumulated other comprehensive income	170	171
Accumulated deficit	(3,840)	(4,012)

Total Symantec Corporation stockholders’ equity	4,564	4,528
Noncontrolling interest in subsidiary	80	77

Total stockholders’ equity	4,644	4,605

Total liabilities and stockholders’ equity	$12,023	$12,719

*	Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,447	$1,248
License	206	185

Total net revenue	1,653	1,433
Cost of revenue:
Content, subscription, and maintenance	230	217
License	7	3
Amortization of acquired product rights	22	45

Total cost of revenue	259	265

Gross profit	1,394	1,168
Operating expenses:
Sales and marketing	665	573
Research and development	239	208
General and administrative	105	92
Amortization of other purchased intangible assets	71	61
Restructuring and transition	12	40

Total operating expenses	1,092	974
Operating income	302	194
Interest income	4	2
Interest expense	(32)	(33)
Other (expense) income, net	(4)	1

Income before income taxes and loss from joint venture	270	164
Provision (benefit) for income taxes	67	(4)
Loss from joint venture	13	7

Net income	190	161
Less: Loss attributable to noncontrolling interest	(1)	—

Net income attributable to Symantec Corporation stockholders	$191	$161

Net income per share attributable to Symantec Corporation stockholders — basic	$0.25	$0.20
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.25	$0.20
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	755	796
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	765	805
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$190	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	167
Amortization of discount on debt	17	27
Stock-based compensation expense	39	35
Deferred income taxes	17	10
Excess income tax benefit from the exercise of stock options	(4)	(1)
Loss from joint venture	13	7
Other	4	2
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	359	285
Inventories	4	3
Accounts payable	(8)	4
Accrued compensation and benefits	(121)	(68)
Deferred revenue	(182)	(177)
Income taxes payable	22	(79)
Other assets	(10)	—
Other liabilities	2	(41)

Net cash provided by operating activities	503	335
INVESTING ACTIVITIES:
Purchase of property and equipment	(51)	(52)
Cash payments for acquisitions, net of cash acquired	(364)	(362)
Other	—	(4)

Net cash used in investing activities	(415)	(418)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	35	10
Excess income tax benefit from the exercise of stock options	4	1
Tax payments related to restricted stock issuance	(19)	(17)
Repayment of debt	(600)	—
Repurchase of common stock	(198)	(200)
Repayment of other long-term obligations	—	(1)

Net cash used in financing activities	(778)	(207)
Effect of exchange rate fluctuations on cash and cash equivalents	30	(13)

Change in cash and cash equivalents	(660)	(303)
Beginning cash and cash equivalents	2,950	3,029

Ending cash and cash equivalents	$2,290	$2,726

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of July 1, 2011 and April 1, 2011, and for the three months ended July 1, 2011 and July 2, 2010, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011. The results of operations for the three months ended July 1, 2011 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.
Significant Accounting Policies
     There have been no changes in our significant accounting policies for the three months ended July 1, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.
Recently Issued and Adopted Authoritative Guidance
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.
     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.
     In the first quarter of fiscal 2012, we adopted updated authoritative accounting guidance related to impairment testing of goodwill. The guidance modified Step 1 of the impairment test for reporting units with zero or negative carrying amounts whereby an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We performed a Step 2 test on our Services reporting unit due to certain adverse qualitative factors within the reporting unit, which resulted in a goodwill impairment of $19 million. This impairment was recorded to beginning Accumulated deficit as a cumulative-effect adjustment upon adoption.
Note 2. Fair Value Measurements
     For assets and liabilities measured at fair value such amounts are based on an expected exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
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
     Assets Measured and Recorded at Fair Value on a Recurring Basis
     There have been no transfers between fair value measurement levels during the three months ended July 1, 2011. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (Level 1 and 2 inputs are defined as above):

	As of July 1, 2011			As of April 1, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
			(In millions)
Cash equivalents:
Money market funds (1)	$1,112	$—	$1,112	$1,866	$—	$1,866
Bank securities and deposits (2)	—	250	250	—	204	204

Total	$1,112	$250	$1,362	$1,866	$204	$2,070

(1)	Level 1 securities are based on quoted market prices of the identical underlying security.

(2)	Level 2 securities are priced using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.
     Asset Measured and Recorded at Fair Value on a Nonrecurring Basis
     During the three months ended July 1, 2011, we did not record any impairment loss on those assets required to be measured at fair value on a nonrecurring basis, other than the cumulative-effect adjustment recorded to beginning Accumulated deficit, See Note 4 for further information.
Note 3. Acquisition
     On June 24, 2011, we completed the acquisition of Clearwell Systems Inc. (“Clearwell”), a privately-held provider of eDiscovery solutions. In exchange for all of the voting equity interests of Clearwell, we paid a total purchase price of $392 million, including cash acquired of $20 million and stock options assumed of $8 million. The objective of the acquisition is to enhance our eDiscovery, archiving and backup offerings to our customers. The results of operations of Clearwell are included since the date of acquisition as part of the Storage and Server Management segment. Supplemental pro forma information for Clearwell was not material to our financial results and therefore has not been included.
     The initial allocation of the purchase price was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period, up to one year from the acquisition date. The purchase accounting items that are not yet finalized include the valuation of intangible assets acquired, the fair value of certain tangible assets and liabilities acquired, and the calculation of certain deferred tax assets and liabilities.
     The following table presents the preliminary purchase price allocation included in our Condensed Consolidated Balance Sheets (in millions):

Net tangible assets (1)	$31
Intangible assets (2)	168
Goodwill (3)	258
Net tax liabilities	(65)

Total purchase price	$392

(1)	Net tangible assets included deferred revenue which was adjusted down from $13 million to $3 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included developed technology, customer relationships and tradename of $60 million, $96 million and $12 million, respectively, which are amortized over their estimated useful lives of seven to eight years.

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of Clearwell product offerings with our product offerings.
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
		(In millions)
Balance as of April 1, 2011	$363	$2,464	$2,648	$19	$5,494
Goodwill impairment (1)	—	—	—	(19)	(19)
Goodwill acquired through business combinations (2)	—	—	258	—	258
Goodwill adjustments (3)	4	2	—	—	6

Balance as of July 1, 2011	$367	$2,466	$2,906	$—	$5,739

(1)	Due to the adoption of new authoritative accounting guidance at the beginning of our fiscal year (see Note 1), we were required to perform a goodwill Step 2 impairment test for our Services reporting unit. As a result, we recognized an impairment loss of $19 million which reduced the carrying value of goodwill reported in the Services reporting segment to zero. The valuation technique used by the Company to estimate the fair value of the Services reporting unit goodwill, relies on Level 3 inputs, including estimated fair value using future cash flows or profit streams. This impairment was recorded to beginning Accumulated deficit as a cumulative-effect adjustment upon adoption.

(2)	Goodwill acquired through business combinations is related to the acquisition of Clearwell, see Note 3 for further information.

(3)	Reflects adjustments made to goodwill as a result of foreign currency exchange rate fluctuations.
     The effects of cumulative-effect application are as follows:

		Accumulated		Total Symantec
		Other	Other	Corporation	Noncontrolling	Total
	Accumulated	Comprehensive	Stockholders’	Stockholders’	Interest in	Stockholders’
	Deficit	Income (Loss)	Equity	Equity	Subsidiary	Equity
	(In millions)
Beginning balance as of April 2, 2011	$(4,012)	$171	$8,369	$4,528	$77	$4,605
Cumulative effect adjustment	(19)	—	—	(19)	—	(19)

Beginning balance as adjusted	$(4,031)	$171	$8,369	$4,509	$77	$4,586

     We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of July 1, 2011, no further indicators of impairment were identified, except as it relates to the Services reporting unit as described above.

     Intangible assets, net

	As of July 1, 2011
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
		($ in millions)
Customer relationships	$2,226	$(1,296)	$930	3 years
Developed technology (1)	1,871	(1,588)	283	4 years
Finite-lived tradenames	144	(83)	61	4 years
Patents (1)	75	(63)	12	6 years
Indefinite-lived tradenames	302	—	302	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,621	$(3,030)	$1,591	3 years

	As of April 1, 2011
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
		($ in millions)
Customer relationships	$2,121	$(1,227)	$894	3 years
Developed technology (1)	1,810	(1,567)	243	4 years
Finite-lived tradenames	136	(80)	56	4 years
Patents (1)	75	(62)	13	2 years
Indefinite-lived tradenames	302	—	302	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,447	$(2,936)	$1,511	3 years

(1)	Amortization related to developed technology and patents is recorded as Amortization of acquired product rights in the Condensed Consolidated Statements of Income.
     Total amortization expense for intangible assets that have finite lives was $93 million and $106 million for the three months ended July 1, 2011 and July 2, 2010, respectively. Total future amortization expense for intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of July 1, 2011, is estimated as follows (in millions):

Remainder of fiscal 2012	$287
2013	349
2014	204
2015	150
2016	99
Thereafter	197

Total	$1,286

Note 5. Supplemental Financial Information
Property and Equipment, net

	As of
	July 1,	April 1,
	2011	2011
	(In millions)
Computer hardware and software	$1,509	$1,458
Office furniture and equipment	190	189
Buildings	487	467
Leasehold improvements	271	270

	2,457	2,384
Less: accumulated depreciation and amortization	(1,581)	(1,530)

	876	854
Construction in progress	85	117
Land	79	79

Property and equipment, net	$1,040	$1,050

     Depreciation expense was $67 million and $59 million for the three months ended July 1, 2011 and July 2, 2010, respectively.
Comprehensive Income

     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(In millions)
Net income	$190	$161
Foreign currency translation adjustments, net of tax	(1)	6

Comprehensive income	189	167
Less: Comprehensive (loss) attributable to noncontrolling interest	(5)	—

Comprehensive income attributable to Symantec Corporation stockholders	$194	$167

Note 6. Debt
Senior notes
     In fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020, collectively referred to as the “Senior Notes”, for an aggregate principal amount of $1.1 billion. The 2.75% Notes and 4.20% Notes are senior unsecured obligations of the Company that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.1 billion, net of an issuance discount of approximately $3 million resulting from sale of the notes at a yield slightly above the stated coupons. We also incurred issuance costs of approximately $6.2 million. Both the discount and issuance costs are being amortized as incremental non-cash interest expense over the respective terms of the notes. The 2.75% Notes and 4.20% Notes bear interest at 2.75% and 4.20% per annum, respectively. Interest is payable semiannually in arrears on the 15th of March and September, beginning March 15, 2011.
Convertible senior notes
     In fiscal 2007, we issued $1.1 billion in principal amount of 0.75% convertible senior notes (“0.75% Notes”) due June 15, 2011 and $1.0 billion in principal amount of 1.00% convertible senior notes (“1.00% Notes”) due June 15, 2013. In the second quarter of fiscal 2011, we repurchased $500 million aggregate principal amount of our 0.75% Notes and sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. On June 15, 2011, the remaining principal balance on our 0.75% Notes matured and was settled by a cash payment of $600 million. Concurrent with the maturity of the 0.75% Notes, the remaining related note hedges expired. No portion of the 0.75% Notes were converted into our common shares upon maturity.
Revolving credit facility
     In fiscal 2011, we entered into a four-year $1.0 billion senior unsecured revolving credit facility that expires in September 2014 (the “credit facility”). The credit facility provides that we may borrow up to $1.0 billion under revolving loans. Revolving loans under the credit facility bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement or b) the bank’s prime rate plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of July 1, 2011, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
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
Restructuring Plans

     The following restructuring plans are substantially complete:
•	Fiscal 2011 Plan. In the first quarter of fiscal 2011, management approved and initiated a plan to expand our consulting partner sales and delivery capabilities. This action was initiated to expand our partner eco-system to better leverage their customer reach and operational scale, which resulted in a headcount reduction within our consulting services organization.
•	Fiscal 2010 Plan. In the fourth quarter of fiscal 2010, management approved and initiated a plan to reduce worldwide operating costs through a workforce realignment and to reduce operating costs through a facilities consolidation. These actions were initiated to appropriately allocate resources to our key strategic initiatives and streamline our operations to deliver better and more efficient support to our customers and employees. During fiscal 2011, we terminated operating leases and consolidated facilities in North America and Europe. Excess facility obligations are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2016.
Other Exit and Disposal Costs
     Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of July 1, 2011, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.
Restructuring Summary

	Restructuring Liabilities
					Cumulative
		Costs, net of			Incurred to
	April 1, 2011	Adjustments	Cash Payments	July 1, 2011	Date
			(In millions)

Restructuring plans:
Severance	$3	$2	$(3)	$2	$72
Facilities	10	2	(1)	11	21

Total restructuring	13	4	(4)	13	93

Other exit and disposal costs	13	3	(4)	12

Total liabilities	$26	$7	$(8)	$25

Transition and other related costs		5
Total charges		$12

Balance Sheet:
Other current liabilities	$14			$12
Other long-term obligations	12			13

	$26			$25

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
     We are involved in a number of judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.
Note 9. Stock Repurchases
     The following table summarizes our stock repurchases:

Three Months Ended
July 1, 2011
(In millions, except
per share data)
Total number of shares repurchased attributable to Symantec Corporation	10.43
Dollar amount of shares repurchased attributable to Symantec Corporation	$198
Average price paid per share	$18.98
Range of price paid per share	$18.01 to 20.51
     We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on January 25, 2011 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of July 1, 2011, $679 million remained authorized for future repurchases.
Note 10. Segment Information
     As of July 1, 2011, our five reportable segments are the same as our operating segments and are as follows:
•	Consumer. Our Consumer segment focuses on delivering internet security, PC tune-up, and online backup solutions and services to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, data loss prevention, encryption, managed security services, and authentication services. These products allow our customers to secure, provision, and remotely manage their laptops, PCs, mobile devices, and servers. We also provide our customers with solutions delivered through our Software-as-a-Service (“SaaS”) security offerings.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium, and small-sized businesses with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as solutions delivered through our SaaS offerings.

•	Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, and education.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill and intangible asset impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.
     There were no intersegment sales for the three months ended July 1, 2011 or July 2, 2010. The following table summarizes the results of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
			($ in millions)
Three months ended July 1, 2011:
Net revenue	$525	$468	$597	$63	$—	$1,653
Percentage of total net revenue	32%	28%	36%	4%	0%	100%
Operating income (loss)	255	90	278	8	(329)	302
Operating margin of segment	49%	19%	47%	13%	*
Three months ended July 2, 2010:
Net revenue	$473	$357	$524	$79	$—	$1,433
Percentage of total net revenue	33%	25%	36%	6%	0%	100%
Operating income (loss)	225	83	240	(1)	(353)	194
Operating margin of segment	48%	23%	46%	(1)%	*

*	Percentage not meaningful
     During the first quarter of fiscal year 2012, we modified our segment reporting structure to more readily match our operating structure. The following modification was made to the segment reporting structure: managed security services revenue and expenses moved to the Security and Compliance segment from the Services segment. All historical periods have been adjusted to reflect this modified reporting structure.
Note 11. Stock-based Compensation
     The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$4	$3
Cost of revenue — License	1	1
Sales and marketing	15	14
Research and development	11	10
General and administrative	8	7

Total stock-based compensation expense	39	35
Tax benefit associated with stock-based compensation expense	(11)	(10)

Net stock-based compensation expense	$28	$25

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders— basic	$0.04	$0.03

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders— diluted	$0.04	$0.03

The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended
	July 1,	July 2,
	2011	2010
	($ in millions, except per grant data)
Restricted stock units (“RSUs”)
Weighted-average fair value per grant	$18.54	$14.52
Fair value of RSUs granted	155	118
Total fair value of RSUs vested	71	63
Total unrecognized compensation expense	235	197
Weighted-average remaining vesting period	3 years	3 years
Stock options
Weighted-average fair value per grant	$5.31	$3.99
Total intrinsic value of stock options exercised	19	7
Total unrecognized compensation expense	32	45
Weighted-average remaining vesting period	3 years	3 years

     During the first quarter of fiscal 2012, we granted 91,368 Restricted Stock Awards (“RSAs”) to members of our board of directors. Each RSA had a fair value of $19.70 and vested immediately upon grant. As a result, we recorded approximately $2 million of stock-based compensation expense for these RSAs during the first quarter of fiscal 2012.
Performance Based Awards
     During the first quarter of fiscal 2012, we granted performance based restricted stock units (“PRUs”) to certain senior level employees under our 2004 Equity Incentive Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of a specified company-specific performance target for fiscal 2012 and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition, and the compensation expense for the PRUs is initially also based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition. The weighted average grant date fair value of the PRUs was $23.58 per share.
Assumed Clearwell stock options
     In connection with our acquisition of Clearwell, we assumed all unexercised, outstanding options to purchase Clearwell common stock. Each unexercised, outstanding option assumed was converted into an option to purchase our common stock after applying the exchange ratio of 0.40906 shares of our common stock for each share of Clearwell common stock which resulted in an allocation of approximately 1 million shares of our common stock to the assumed options. As of July 1, 2011 total unrecognized compensation cost related to the assumed, unvested Clearwell stock options was $7 million, including estimated forfeitures.
     Furthermore, all shares obtained upon early exercise of unvested Clearwell options were converted into the right to receive a cash consideration of $7.65 per share upon vesting. The total value of the early exercised, unvested Clearwell shares on the date of acquisition was approximately $4 million, assuming no forfeitures, prior to vesting. As of July 1, 2011, total unrecognized compensation cost related to early exercised, unvested Clearwell shares was approximately $4 million.
Note 12. Income Taxes
     The effective tax rate was approximately 25% and (2) % for the three months ended July 1, 2011 and July 2, 2010, respectively.
     For the three months ended July 1, 2011, the tax expense was reduced by a $7 million tax benefit primarily related to lapses of statutes of limitations. For the three months ended July 2, 2010, the tax expense was significantly reduced by the following benefits recognized in the first quarter of fiscal 2011: (1) $39 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below) and (2) $11 million tax benefit primarily related to tax settlements and lapses of statutes of limitations.
     The provision for both three-month periods ended July 1, 2011 and July 2, 2010 otherwise reflects a forecast tax rate of 28% (excluding the tax benefit from our joint venture with Huawei). We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits ( the U.S. federal R&D tax credit is currently set to expire on December 31, 2011), partially offset by state income taxes.
     On December 10, 2009, the U.S. Tax Court issued its opinion in Veritas v. Commissioner, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary in the 2000 to 2001 tax years. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we reduced our liability for unrecognized tax benefits, resulting in a $39 million tax benefit in the first quarter of fiscal 2011. This matter has now been closed and no further adjustments to the accrued liability are expected.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. The unresolved amounts concern a transfer pricing matter comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. The matter is being addressed within the IRS Appeals process and remains outstanding with no scheduled date for completion. It is reasonably possible that a reduction of the reserves for unrecognized tax benefits primarily related to the matters associated with this IRS examination cycle may occur within the next 12 months.
     We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Note 13. Earnings per Share
     The components of earnings per share are as follows:

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(In millions, except per
	share data)
Net income per share attributable to Symantec Corporation stockholders—basic:
Net income attributable to Symantec Corporation stockholders	$191	$161

Net income per share attributable to Symantec Corporation stockholders—basic	$0.25	$0.20
Net income per share attributable to Symantec Corporation stockholders—diluted:
Net income attributable to Symantec Corporation stockholders	$191	$161

Net income per share attributable to Symantec Corporation stockholders—diluted	$0.25	$0.20

Weighted-average outstanding common shares attributable to Symantec Corporation stockholders—basic	755	796
Shares issuable from assumed exercise of stock options	5	5
Dilutive impact of restricted stock	5	4

Total weighted-average outstanding common shares attributable to Symantec Corporation stockholders—diluted	765	805

Anti-dilutive weighted-average stock options	32	54

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
Fiscal Calendar
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended July 1, 2011 and July 2, 2010 both consisted of 13 weeks.
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
Our Operating Segments
     Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal year 2012, we modified our segment reporting structure to more readily match our operating structure. For further descriptions of our operating segments, see Note 10 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.
Financial Results and Trends
     Revenue increased by $220 million for the three months ended July 1, 2011 as compared to the same period last year. We experienced growth in our Security and Compliance segment primarily as a result of revenue associated with our fiscal 2011 acquisitions. We expect that these acquisitions will continue to contribute positively to our revenue in future periods in the Security and Compliance segment. Sales of both our information management and storage and availability management products experienced growth within our Storage and Server Management segment for the three months ended July 1, 2011 as compared to the same period last year. Consumer segment revenues continued to increase due to continued customer acceptance of our security products, particularly our premium security suite products.
     Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by approximately $87 million for the three months ended July 1, 2011 as compared to the same period last year. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.

     Our net income was $191 million for the three months ended July 1, 2011 and was positively impacted by a year-over-year decrease of $23 million in cost of revenue related to certain acquired product rights from past acquisitions becoming fully amortized during fiscal 2011.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 1, 2011 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.
Recently Adopted Authoritative Guidance
     Information with respect to Recently Adopted Authoritative Guidance is in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Content, subscription, and maintenance revenue	$1,447	$1,248	$199	16%
Percentage of total net revenue	88%	87%
License revenue	$206	$185	$21	11%
Percentage of total net revenue	12%	13%

Total net revenue	$1,653	$1,433	$220	15%

     Content, subscription, and maintenance revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily as a result of increased sales of existing products, the impact of the change in foreign currency exchange rates, and revenue associated with our fiscal 2011 acquisitions.
     License revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to growth in both the information management and storage and availability management products, as well as for the reasons discussed above under “Financial Results and Trends.”
     The changes in total net revenue for the three months ended July 1, 2011 are further described in the segment discussions that follow.
Net revenue and operating income by segment
Consumer segment

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Consumer revenue	$525	$473	$52	11%
Percentage of total net revenue	32%	33%
Consumer operating income	$255	$225	$30	13%
Percentage of Consumer revenue	49%	48%

     Consumer revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to the continued adoption of our premium security suite products and the impact of the change in foreign currency exchange rates.
     Operating income for the Consumer segment increased for the three months ended July 1, 2011, as compared to the same period last year. Total expenses for the segment increased, primarily as a result of higher salaries and wages.
Security and Compliance segment

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Security and Compliance revenue	$468	$357	$111	31%
Percentage of total net revenue	28%	25%
Security and Compliance operating income	$90	$83	$7	8%
Percentage of Security and Compliance revenue	19%	23%
     Security and Compliance revenue and operating income increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to our fiscal 2011 acquisitions, as well as strength in sales of our data loss prevention products, and the impact of the change in foreign currency exchange rates.
Storage and Server Management segment

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Storage and Server Management revenue	$597	$524	$73	14%
Percentage of total net revenue	36%	36%
Storage and Server Management operating income	$278	$240	$38	16%
Percentage of Storage and Server Management revenue	47%	46%
     Storage and Server Management revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to an increase in revenue from both the information management and storage and availability management products, as well as the impact of the change in foreign currency exchange rates.
     Operating income for the Storage and Server Management segment increased for the three months ended July 1, 2011, as compared to the same period last year, as the increase in revenues exceeded the increase in expenses. Total expenses for the segment increased, primarily as a result of higher salaries and wages.
     Services segment

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Services revenue	$63	$79	$(16)	(20)%
Percentage of total net revenue	4%	6%
Services operating income (loss)	$8	$(1)	$9	*
Percentage of Services revenue	13%	(1)%

*	Percentage not meaningful

     Services revenue decreased for the three months ended July 1, 2011, as compared to the same period last year, as we continue to support the transition to our partner led consulting program while we focus on our core software business.
     Services operating income increased for the three months ended July 1, 2011, as compared to the same period last year, as various cost control initiatives led to better margins.
Other segment

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Other revenue	$—	$—	$—	*
Percentage of total net revenue	0%	0%
Other operating loss	$(329)	$(353)	$24	7%
Percentage of Other revenue	*	*

*	Percentage not meaningful
     Revenue from our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes general and administrative expenses; amortization of acquired product rights, other purchased intangible assets, and other assets; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.
     Net revenue by geographic region

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Americas (U.S., Canada and Latin America)	$884	$796	$88	11%
Percentage of total net revenue	53%	56%
EMEA (Europe, Middle East, Africa)	$474	$408	$66	16%
Percentage of total net revenue	29%	28%
Asia Pacific/Japan	$295	$229	$66	29%
Percentage of total net revenue	18%	16%
Total net revenue	$1,653	$1,433
     Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by $87 million.
     Americas revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to increased revenue related to our Security and Compliance, Storage and Server Management, and Consumer segments, partially offset by decreased revenue related to our Services segment.
     EMEA revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to increased revenue related to our Security and Compliance segment, Storage and Server Management segment and the impact of the change in foreign currency exchange rates and for the other reasons discussed above under “Financial Results and Trends.”
     Asia Pacific Japan revenue increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to strength in our Security and Compliance, and Storage and Server Management segments, as well as the impact of the change in foreign currency exchange rates and for the other reasons discussed above under “Financial Results and Trends.”

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
Cost of Revenue

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Cost of content, subscription, and maintenance	$230	$217	$13	6%
As a percentage of related revenue	16%	17%
Cost of license	$7	$3	$4	133%
As a percentage of related revenue	3%	2%
Amortization of acquired product rights	$22	$45	$(23)	(51)%
Percentage of total net revenue	1%	3%

Cost of revenue	$259	$265	$(6)	(2)%

Gross margin	84%	82%
     Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three months ended July 1, 2011, as compared to the same period last year, primarily due to higher technical support costs.
     Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, manufacturing and direct material costs. Cost of license increased in the three months ended July 1, 2011 compared to the same period last year as a result of increased cost of royalties.
     Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three months ended July 1, 2011 as compared to the same period last year is primarily due to certain acquired product rights from our various past acquisitions becoming fully amortized during fiscal 2011.
     Operating Expenses
     Operating expenses overview
     Our operating expenses increased during the three months ended July 1, 2011, as compared to the same period last year, due to the fiscal 2011 acquisitions and the impact of the change in foreign currency exchange rates, offset by cost savings generated from our restructuring plans discussed below.

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Sales and marketing expense	$665	$573	$92	16%
Percentage of total net revenue	40%	40%
Research and development expense	$239	$208	$31	15%
Percentage of total net revenue	14%	15%
General and administrative expense	$105	$92	$13	14%
Percentage of total net revenue	6%	6%

     As a percentage of revenue, sales and marketing, research and development and general and administrative expenses remained consistent during the three months ended July 1, 2011.
     Sales and marketing expense increased during the three months ended July 1, 2011, as compared to the same period last year, largely as a result of our fiscal 2011 acquisitions, as well as the impact of the change in foreign currency exchange rates.
     Research and development, and General and administrative expenses increased during the three months ended July 1, 2011, as compared to the same period last year, largely as a result of our fiscal 2011 acquisitions.
Amortization of other purchased intangible assets

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Amortization of other purchased intangible assets	$71	$61	$10	16%
Percentage of total net revenue	4%	4%
     Other purchased intangible assets are comprised of customer relationships and tradenames. The increase in amortization of other purchased intangible assets for the three months ended July 1, 2011 compared to the same period last year was primarily due to our fiscal 2011 acquisitions.
Restructuring and transition

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Severance	$4	$23
Facilities	3	12
Transition and other related	5	5

Restructuring and transition	$12	$40	$(28)	(70)%

Percentage of total net revenue	1%	3%
     The restructuring and transition charges for the three months ended July 1, 2011 primarily consisted of severance and charges related to the 2011 Restructuring Plan (“2011 Plan”), the 2010 Restructuring Plan (“2010 Plan”), and transition and other costs related to the outsourcing of certain back office functions. For further information on restructuring, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Non-operating Income and Expense

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Interest income	$4	$2
Interest expense	(32)	(33)
Other (expense) income, net	(4)	1

Total	$(32)	$(30)	$(2)	(7)%

Percentage of total net revenue	2%	2%
     Non-operating income and expense was flat during the three months ended July 1, 2011, as compared to the same period last year.

Provision (benefit) for income taxes

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Provision (benefit) for income taxes	$67	$(4)	$71	1775%
Effective tax rate on earnings	25%	(2)%
     The effective tax rate was approximately 25% and (2) % for the three months ended July 1, 2011 and July 2, 2010, respectively.
     For the three months ended July 1, 2011, the tax expense was reduced by a $7 million tax benefit primarily related to lapses of statutes of limitations. For the three months ended July 2, 2010, the tax expense was significantly reduced by the following benefits recognized in the first quarter of fiscal 2011: (1) $39 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below) and (2) $11 million tax benefit primarily related to tax settlements and lapses of statutes of limitations.
     The provision for both three-month periods ended July 1, 2011 and July 2, 2010 otherwise reflects a forecast tax rate of 28% (excluding the tax benefit from our joint venture with Huawei). We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits ( the U.S. federal R&D tax credit is currently set to expire on December 31, 2011), partially offset by state income taxes.
     On December 10, 2009, the U.S. Tax Court issued its opinion in Veritas v. Commissioner, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary in the 2000 to 2001 tax years. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we reduced our liability for unrecognized tax benefits, resulting in a $39 million tax benefit in the first quarter of fiscal 2011. This matter has now been closed and no further adjustments to the accrued liability are warranted.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of tax assessed and all penalties. The unresolved amounts concern a transfer pricing matter comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. The matter is being addressed within the IRS Appeals process and remains outstanding with no scheduled date for completion. It is reasonably possible that a reduction of the reserves for unrecognized tax benefits primarily related to the matters associated with this IRS examination cycle may occur within the next 12 months.
     We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Loss from joint venture

	Three Months Ended
	July 1,	July 2,	Change in
	2011	2010	$	%
		($ in millions)
Loss from joint venture	$13	$7	$6	86%
Percentage of total net revenue	1%	0%
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets, and supports security and storage appliances on behalf of global telecommunications carriers and enterprise customers. We record our proportionate share of the joint venture’s net income or loss one quarter in arrears.

     For the three months ended July 1, 2011, we recorded a loss of approximately $13 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2011 to March 31, 2011. For the three months ended July 2, 2010, we recorded a loss of approximately $7 million related to our share of the joint venture’s net loss for the period from January 1, 2010 to March 31, 2010.
Loss attributable to noncontrolling interest
     In the second quarter of fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary, VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given the Company’s majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For the first quarter of fiscal 2012, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $1 million.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
     We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of July 1, 2011, we had cash and cash equivalents of $2.3 billion resulting in a net liquidity position of approximately $3.3 billion, which is defined as cash and cash equivalents and unused availability of the credit facility.
     Senior Notes. In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% Notes due September 15, 2015 and $750 million in principal amount of 4.20% Notes due September 15, 2020, for an aggregate principal amount of $1.1 billion.
     Revolving Credit Facility. In the second quarter of fiscal 2011, we also entered into a $1 billion senior unsecured revolving credit facility that expires in September 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of July 1, 2011, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
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
     Acquisition-Related. For the three months ended July 1, 2011, we acquired Clearwell System Inc. (“Clearwell”) for an aggregate payment of $364 million, net of cash acquired. For the three months ended July 1, 2011, we acquired PGP Corporation (“PGP”) and GuardianEdge Technologies, Inc. (“GuardianEdge”) for an aggregate payment of $362 million, net of cash acquired.
     Convertible Senior Notes. During the three months ended July 1, 2011, the remaining balance of our 0.75% Notes matured and we settled with the holders with a cash payment of $600 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report for further discussion. For the three months ended July 2, 2010, we did not repay any of this debt other than the related interest costs.

     Stock Repurchases. For the three months ended July 1, 2011, we repurchased 10 million shares, or $198 million, of our common stock. For the three months ended July 2, 2010, we repurchased 14 million shares, or $200 million, of our common stock. As of July 1, 2011, we had $679 million remaining under the plan authorized for future repurchases.
     As of July 1, 2011, $1.6 billion of the $2.3 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed these funds for our operations in the U.S.
Cash Flows
     The following table summarizes selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	July 1,	July 2,
	2011	2010
	(In millions)
Net cash provided by (used in):
Operating activities	$503	$335
Investing activities	(415)	(418)
Financing activities	(778)	(207)
Operating Activities
     Net cash provided by operating activities was $503 million for the three months ended July 1, 2011, which resulted from net income of $190 million adjusted for non-cash items, which largely included depreciation and amortization charges of $178 million, as well as increased collections of trade receivables of $359 million. These amounts were partially offset by decreases in deferred revenue of $182 million and increases in accrued compensation of $121 million.
     Net cash provided by operating activities was $335 million for the three months ended July 2, 2010, which resulted from net income of $161 million adjusted for non-cash items, which largely included depreciation and amortization charges of $194 million, as well as increased collections of trade receivables of $285 million. These amounts were partially offset by decreases in deferred revenue of $177 million, accrued compensation and other liabilities of $109 million, and income taxes payable of $79 million.
Investing Activities
     Net cash used in investing activities was $415 million for the three months ended July 1, 2011 and was primarily due to payments for acquisitions, net of cash acquired, of $364 million and $51 million paid for capital expenditures.
     Net cash used in investing activities was $418 million for the three months ended July 2, 2010 and was primarily due to payments for acquisitions, net of cash acquired, of $362 million and $52 million paid for capital expenditures.
Financing Activities
     Net cash used in financing activities was $778 million for the three months ended July 1, 2011 and was primarily due to the extinguishment of our outstanding 0.75% Notes of $600 million and repurchases of our common stock of $198 million.
     Net cash used in financing activities was $207 million for the three months ended July 2, 2010 and was primarily due to repurchases of our common stock of $200 million.
Contractual Obligations
     There have been no significant changes during the three months ended July 1, 2011 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, other than the extinguishment of our $600 million principal amount of 0.75% convertible senior notes. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due By Periods
		Remainder of	Fiscal 2013	Fiscal 2015	Fiscal 2017
	Total	Fiscal 2012	and Fiscal 2014	and Fiscal 2016	and Thereafter
			(In millions)
Convertible senior notes(1)	$1,000	$-	$1,000	$-	$—

(1)	In fiscal 2007, we issued $1.1 billion in principal amount of 0.75% convertible senior notes (“0.75% Notes”) due June 15, 2011 and $1.0 billion in principal amount of 1.00% convertible senior notes (“1.00% Notes”) due June 15, 2013. In the second quarter of fiscal 2011, we repurchased $500 million aggregate principal amount of our 0.75% Notes and sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. On June 15, 2011, the remaining principal balance on our 0.75% Notes matured and was settled by a cash payment of $600 million. Concurrent with the maturity of the 0.75% Notes, the remaining related note hedges expired. No portion of the 0.75% Notes were converted into our common shares upon maturity.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in our market risk exposures during the three months ended July 1, 2011 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchases during the three months ended July 1, 2011 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
		(In millions, except per share data)
April 2, 2011 to April 29, 2011	3	$18.63	3	$818
April 30, 2011 to May 27, 2011	3	$19.48	3	$761
May 28, 2011 to July 1, 2011	4	$18.91	4	$679

Total	10	$18.98	10

     For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
3 .01	Symantec Corporation Bylaws, as amended April 26, 2011	8-K	000-17781	3.01	05/02/11

10.01*	FY12 Long Term Incentive Plan	10-K	000-17781	10.29	05/20/11

10.02*	FY12 Executive Annual Incentive Plan — Chief Executive Officer	10-K	000-17781	10.30	05/20/11

10.03*	FY12 Executive Annual Incentive Plan — Executive Vice President and Group President — 95%	10-K	000-17781	10.31	05/20/11

10.04*	FY12 Executive Annual Incentive Plan — Executive Vice President and Group President	10-K	000-17781	10.32	05/20/11

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF††	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: August 3, 2011

SYMANTEC CORPORATION
Q1 FY11 Form 10-Q
EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
3.01	Symantec Corporation Bylaws, as amended April 26, 2011	8-K	000-17781	3.01	05/02/11

10.01*	FY12 Long Term Incentive Plan	10-K	000-17781	10.29	05/20/11

10.02*	FY12 Executive Annual Incentive Plan — Chief Executive Officer	10-K	000-17781	10.30	05/20/11

10.03*	FY12 Executive Annual Incentive Plan — Executive Vice President and Group President — 95%	10-K	000-17781	10.31	05/20/11

10.04*	FY12 Executive Annual Incentive Plan — Executive Vice President and Group President	10-K	000-17781	10.32	05/20/11

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

101 .DEF††	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.