Form 10-Q
period 2011-09-30
SYMANTEC CORP
filed 2011-11-01
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 000-17781

Symantec Corporation

(Exact name of the registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

350 Ellis Street, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(650) 527-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 28, 2011: 737,162,808 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	April 1, 2011 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,215	$2,950
Short-term investments	38	8
Trade accounts receivable, net	694	1,013
Inventories	28	30
Deferred income taxes	218	223
Other current assets	240	262

Total current assets	3,433	4,486
Property and equipment, net	1,043	1,050
Intangible assets, net	1,477	1,511
Goodwill	5,732	5,494
Investment in joint venture	—	27
Other long-term assets	150	151

Total assets	$11,835	$12,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304	$260
Accrued compensation and benefits	312	443
Deferred revenue	2,962	3,321
Current portion of long-term debt	—	596
Income taxes payable	65	24
Other current liabilities	252	249

Total current liabilities	3,895	4,893
Long-term debt	2,012	1,987
Long-term deferred revenue	490	498
Long-term deferred tax liabilities	333	296
Long-term income taxes payable	389	361
Other long-term obligations	78	79

Total liabilities	7,197	8,114
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders' equity:
Common stock	8	8
Additional paid-in capital	8,045	8,361
Accumulated other comprehensive income	158	171
Accumulated deficit	(3,658)	(4,012)

Total Symantec Corporation stockholders' equity	4,553	4,528
Noncontrolling interest in subsidiary	85	77

Total stockholders' equity	4,638	4,605

Total liabilities and stockholders' equity	$11,835	$12,719

*	Derived from audited consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,460	$1,270	$2,907	$2,518
License	221	210	427	395

Total net revenue	1,681	1,480	3,334	2,913
Cost of revenue:
Content, subscription, and maintenance	232	217	462	434
License	10	6	17	9
Amortization of acquired product rights	23	23	45	68

Total cost of revenue	265	246	524	511

Gross profit	1,416	1,234	2,810	2,402
Operating expenses:
Sales and marketing	697	612	1,362	1,185
Research and development	247	208	486	416
General and administrative	106	100	211	192
Amortization of other purchased intangible assets	73	67	144	128
Restructuring and transition	8	28	20	68
Impairment of assets held for sale	—	1	—	1

Total operating expenses	1,131	1,016	2,223	1,990
Operating income	285	218	587	412
Interest income	4	2	8	4
Interest expense	(28)	(36)	(60)	(69)
Other income (expense), net	2	14	(2)	15
Loss on early extinguishment of debt	—	(16)	—	(16)

Income before income taxes and loss from joint venture	263	182	533	346
Provision for income taxes	67	44	134	40
Loss from joint venture	14	4	27	11

Net income	182	134	372	295
Less: Loss attributable to noncontrolling interest	—	(2)	(1)	(2)

Net income attributable to Symantec Corporation stockholders	$182	$136	$373	$297

Net income per share attributable to Symantec Corporation stockholders — basic	$0.24	$0.17	$0.50	$0.38
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.24	$0.17	$0.49	$0.37
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	745	782	750	789
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	751	786	758	795

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2011	October 1, 2010
	(Unaudited) (In millions)
OPERATING ACTIVITIES:
Net income	$372	$295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	323
Amortization of discount on debt	30	54
Stock-based compensation expense	77	71
Loss on early extinguishment of debt	—	16
Deferred income taxes	15	29
Excess income tax benefit from the exercise of stock options	(5)	(1)
Loss from joint venture	27	11
Other	5	(9)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	331	233
Inventories	2	3
Accounts payable	37	27
Accrued compensation and benefits	(130)	(65)
Deferred revenue	(346)	(238)
Income taxes payable	73	(84)
Other assets	(3)	12
Other liabilities	1	(32)

Net cash provided by operating activities	811	645
INVESTING ACTIVITIES:
Purchase of property and equipment	(124)	(116)
Cash payments for acquisitions, net of cash acquired	(364)	(1,528)
Purchases of available-for-sale securities	(33)	—
Other	1	(3)

Net cash used in investing activities	(520)	(1,647)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	83	46
Excess income tax benefit from the exercise of stock options	5	1
Tax payments related to restricted stock issuance	(21)	(18)
Repurchase of common stock	(473)	(425)
Repayment of debt	(600)	(510)
Proceeds from debt issuance, net of discount	—	1,097
Proceeds from sale of bond hedge	—	13
Debt issuance costs	—	(10)
Repayment of other long-term obligations	(1)	(2)

Net cash (used in) provided by financing activities	(1,007)	192
Effect of exchange rate fluctuations on cash and cash equivalents	(19)	37

Change in cash and cash equivalents	(735)	(773)
Beginning cash and cash equivalents	2,950	3,029

Ending cash and cash equivalents	$2,215	$2,256

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of September 30, 2011 and April 1, 2011, and for the three and six months ended September 30, 2011 and October 1, 2010, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Other than as noted below, there have been no changes in our significant accounting policies for the six months ended September 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

In the first quarter of fiscal 2012, we adopted updated authoritative accounting guidance related to impairment testing of goodwill. The guidance modified Step 1 of the impairment test for reporting units with zero or negative carrying amounts whereby an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. We performed a Step 2 test on our Services reporting unit due to certain adverse qualitative factors within the reporting unit, which resulted in a goodwill impairment of $19 million. This impairment was recorded to opening Accumulated deficit as of April 2, 2011 as a cumulative-effect adjustment upon adoption. The impact of the cumulative-effect adjustment is as follows:

	Accumulated Deficit	Accumulated Other Comprehensive Income	Other Stockholders’ Equity	Total Symantec Corporation Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
	(In millions)
Beginning balance as of April 2, 2011	$(4,012)	$171	$8,369	$4,528	$77	$4,605
Cumulative effect adjustment	(19)	—	—	(19)	—	(19)

Beginning balance as adjusted	$(4,031)	$171	$8,369	$4,509	$77	$4,586

Recently Issued Authoritative Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU 2011-08”). ASU 2011-08 gives entities the option to perform the two-step process only if they first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate adopting this guidance in our fourth quarter of fiscal 2012 at the time we perform our annual goodwill test and do not expect that this standard will materially impact our Condensed Consolidated Financial Statements.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

There have been no transfers between fair value measurement levels during the three and six months ended September 30, 2011. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 30, 2011			As of April 1, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash Equivalents:
Money market funds (1)	$1,034	$—	$1,034	$1,866	$—	$1,866
Bank securities and deposits (2)	—	232	232	—	204	204
Short-term investments: (3)	—	38	38	—	8	8

Total	$1,034	$270	$1,304	$1,866	$212	$2,078

(1)	Money market funds are valued based on quoted market prices of the identical underlying security.
(2)

Bank securities and time deposits can be verified to quoted prices, recent trading activity for identical or similar instruments, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

(3)

Short-term investments primarily consist of debt securities and are classified as available-for-sale securities recognized at amortized cost which is the same as fair value at September 30, 2011. The debt securities are corporate bonds with maturities of twelve months or less. These securities are valued using quoted prices in active markets for identical assets. If quoted prices in active markets for identical assets are not available, we use quoted prices for similar assets that are observable either directly or indirectly.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

Goodwill. During the first half of fiscal 2012, we did not record any impairment loss on those assets required to be measured at fair value on a nonrecurring basis, other than the cumulative-effect adjustment recorded to the beginning balance of Accumulated deficit. The valuation technique used to estimate the implied fair value of the Services reporting unit goodwill relies on Level 3 inputs, including estimated future cash flows or profit streams. See Note 4 for further information.

Long-Term Debt. During the second quarter of fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes, which had a net book value of $481 million. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The fair value of the liability component was calculated to be $497 million as of October 1, 2010 using Level 2 inputs based on market prices for similar convertible debt instruments and resulting yields.

Note 3. Acquisition

On June 24, 2011, we completed the acquisition of Clearwell Systems Inc. (“Clearwell”), a privately-held provider of eDiscovery solutions. In exchange for all of the voting equity interests of Clearwell, we transferred a total consideration of $392 million, which consists of $364 million in cash, net of $20 million cash acquired, and $8 million of assumed stock options. The objective of the acquisition is to enhance our eDiscovery, archiving and backup offerings to our customers. The results of operations of Clearwell are included since the date of acquisition as part of the Storage and Server Management segment. Supplemental pro forma information for Clearwell was not material to our financial results and therefore has not been included.

The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheets (in millions):

Net tangible assets (1)	$33
Intangible assets (2)	154
Goodwill (3)	268
Net tax liabilities	(63)

Total purchase price	$392

(1)

Net tangible assets included deferred revenue which was adjusted down from $13 million to $3 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)

Intangible assets included customer relationships, developed technology, and tradenames of $82 million, $60 million, and $12 million, respectively, which are amortized over their estimated useful lives of seven to nine years.

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of Clearwell product offerings with our product offerings.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
	(In millions)
Balance as of April 1, 2011	$363	$2,464	$2,648	$19	$5,494
Goodwill impairment (1)	—	—	—	(19)	(19)
Goodwill acquired through business combinations (2)	—	—	268	—	268
Goodwill adjustments (3)	(8)	(3)	—	—	(11)

Balance as of September 30, 2011	$355	$2,461	$2,916	$—	$5,732

(1)

Due to the adoption of new authoritative accounting guidance at the beginning of our fiscal year (see Note 1), we were required to perform a goodwill Step 2 impairment test for our Services reporting unit. As a result, we recognized an impairment loss of $19 million which reduced the carrying value of goodwill allocated to the Services reporting segment to zero. The valuation technique used to estimate the implied fair value of the Services reporting unit goodwill relies on Level 3 inputs, including estimated future cash flows or profit streams. This impairment was recorded to beginning Accumulated deficit as a cumulative-effect adjustment upon adoption.

(2)	Goodwill acquired through business combinations is related to the acquisition of Clearwell. See Note 3 for further information.
(3)	Adjustments made to goodwill reflect foreign currency exchange rate fluctuations.

We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of September 30, 2011, no indicators of impairment were identified.

Intangible assets, net

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,208	$(1,363)	$845	3 years
Developed technology (1)	1,872	(1,610)	262	4 years
Finite-lived tradenames	144	(87)	57	4 years
Patents (1)	75	(64)	11	6 years
Indefinite-lived tradenames	302	—	302	Indefinite

Total	$4,601	$(3,124)	$1,477	3 years

	As of April 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,121	$(1,227)	$894	3 years
Developed technology (1)	1,810	(1,567)	243	4 years
Finite-lived tradenames	136	(80)	56	4 years
Patents (1)	75	(62)	13	2 years
Indefinite-lived tradenames	302	—	302	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,447	$(2,936)	$1,511	3 years

(1)	Amortization related to developed technology and patents is classified as Amortization of acquired product rights in the Condensed Consolidated Statements of Income.

Total amortization expense for intangible assets that have finite lives was $96 million and $189 million for the three and six months ended September 30, 2011, respectively, and $90 million and $196 million for the three and six months ended October 1, 2010, respectively.

Total future amortization expense for intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of September 30, 2011, is estimated as follows (in millions):

Remainder of fiscal 2012	$188
2013	346
2014	201
2015	148
2016	96
Thereafter	196

Total	$1,175

Note 5. Supplemental Financial Information

Property and Equipment, net

	As of
	September 30, 2011	April 1, 2011
	(In millions)
Computer hardware and software	$1,538	$1,458
Office furniture and equipment	186	189
Buildings	486	467
Leasehold improvements	271	270

	2,481	2,384
Less: accumulated depreciation and amortization	(1,612)	(1,530)

	869	854
Construction in progress	95	117
Land	79	79

Property and equipment, net	$1,043	$1,050

Depreciation expense was $67 million and $134 million for the three and six months ended September 30, 2011, respectively, and $64 million and $123 million for the three and six months ended October 1, 2010, respectively.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions)
Net income	$182	$134	$372	$295
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax:
Translation adjustments	11	(14)	12	(8)
Reclassification adjustments for losses included in net income	1	—	1	—

Net foreign currency translation adjustments, net of tax	12	(14)	13	(8)
Available-for-sale securities:
Unrealized gains	—	10	—	10
Reclassification adjustment for gains included in net income	—	(12)	—	(12)

Net adjustments for available-for-sale securities, net of tax	—	(2)	—	(2)

Other comprehensive income (loss)	12	(16)	13	(10)

Comprehensive income	194	118	385	285
Less: Comprehensive loss attributable to noncontrolling interest	—	(1)	(1)	(1)

Comprehensive income attributable to Symantec Corporation Stockholders	$194	$119	$386	$286

Note 6. Investment in Joint Venture

We account for our investment in the joint venture with Huawei Technologies Co., Limited (“Huawei”) under the equity method of accounting. As of September 30, 2011, the carrying amount of our equity investment in the joint venture was approximately zero. We have no commitments to provide financial support to the joint venture. If our proportionate share of the joint venture’s net loss reduces our equity investment below zero in future periods, we will suspend the equity method of accounting for our investment in the joint venture. We will resume applying the equity method if and when our share of the joint venture’s net income in future periods has exceeded the share of net losses not recognized during the periods in which the equity method was suspended.

Note 7. Debt

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

Note 8. Restructuring and Transition

Our restructuring costs and liabilities consist primarily of severance, benefits, and facilities costs. Severance and benefits generally include severance payments, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense and lease termination costs, less expected sublease income. Restructuring expenses are included in the Other segment.

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

Other Exit and Disposal Costs

Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of September 30, 2011, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2017.

Restructuring and transition summary

	Restructuring Liabilities
	April 1, 2011	Costs, Net of Adjustments (1)	Cash Payments	September 30, 2011	Cumulative Incurred to Date
	(In millions)
Restructuring plans:
Severance	$3	$3	$(5)	$1	$75
Facilities	10	1	(2)	9	22

Total restructuring plans	13	4	(7)	10	97
Other exit and disposal costs	13	3	(6)	10

Total liabilities	$26	$7	$(13)	$20

Transition and other related costs (2)		13
Total restructuring and transition		$20

Balance Sheet:
Other current liabilities	$14			$9
Other long-term obligations	12			11

	$26			$20

(1)	Total net adjustments were not material for the six months ended of September 30, 2011. Adjustments primarily relate to foreign currency exchange rate fluctuations.
(2)	Transition and other related costs consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, consulting charges associated with the implementation of a new ERP system, and costs related to the outsourcing of certain back office functions.

Note 9. Commitments and Contingencies

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

Note 10. Stock Repurchases

The following table summarizes our stock repurchases:

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011
	(In millions, except per share data)
Total number of shares repurchased attributable to Symantec Corporation	16	26
Dollar amount of shares repurchased attributable to Symantec Corporation	$275	$473
Average price paid per share	$17.30	$17.97
Range of price paid per share	$15.44 to $20.02	$15.44 to $20.51

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on January 25, 2011 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of September 30, 2011, $404 million remained authorized for future repurchases.

Note 11. Segment Information

As of September 30, 2011, our five reportable segments are the same as our operating segments and are as follows:

•

Consumer. Our Consumer segment focuses on delivering internet security for PC’s, tablets and mobile devices along with services such as online backup, online family protection and remote help to individual users and home offices.

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

•

Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium, and small-sized businesses with storage and server management, backup, archiving, eDiscovery, and data protection solutions across heterogeneous storage and server platforms, as well as solutions delivered through our SaaS offerings.

•

Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, and education.

•

Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill and intangible asset impairment charges; charges such as stock-based compensation, restructuring and transition expenses; and certain indirect costs that are not charged to the other operating segments.

There were no intersegment sales for the three and six months ended September 30, 2011 or October 1, 2010. The following table summarizes the results of our operating segments:

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
	($ in millions)
Three months ended September 30, 2011:
Net revenue	$531	$483	$605	$62	$—	$1,681
Percentage of total net revenue	31%	29%	36%	4%	0%	100%
Operating income (loss)	257	100	259	9	(340)	285
Operating margin of segment	48%	21%	43%	15%	*
Three months ended October 1, 2010:
Net revenue	$468	$381	$557	$74	$—	$1,480
Percentage of total net revenue	32%	25%	38%	5%	0%	100%
Operating income (loss)	211	63	275	2	(333)	218
Operating margin of segment	45%	17%	49%	3%	*
Six months ended September 30, 2011:
Net revenue	$1,056	$951	$1,202	$125	$—	$3,334
Percentage of total net revenue	32%	28%	36%	4%	0%	100%
Operating income (loss)	512	190	536	17	(668)	587
Operating margin of segment	48%	20%	45%	14%	*
Six months ended October 1, 2010:
Net revenue	$941	$738	$1,081	$153	$—	$2,913
Percentage of total net revenue	32%	26%	37%	5%	0%	100%
Operating income (loss)	436	147	515	—	(686)	412
Operating margin of segment	46%	20%	48%	0%	*

*	Percentage not meaningful

During the first quarter of fiscal 2012, we modified our segment reporting structure to more readily match our operating structure. The following modification was made to the segment reporting structure: managed security services revenue and expenses moved to the Security and Compliance segment from the Services segment. All historical periods have been adjusted to reflect this modified reporting structure.

Note 12. Stock-based Compensation

The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$3	$4	$7	$7
Cost of revenue — License	—	—	1	1
Sales and marketing	17	14	32	28
Research and development	12	12	23	22
General and administrative	6	6	14	13

Total stock-based compensation expense	38	36	77	71
Tax benefit associated with stock-based compensation expense	(11)	(10)	(22)	(20)

Net stock-based compensation expense	$27	$26	$55	$51

Net stock-based compensation expense per share — basic	$0.04	$0.03	$0.07	$0.06

Net stock-based compensation expense per share — diluted	$0.04	$0.03	$0.07	$0.06

The following table summarizes additional information pertaining to our stock-based compensation:

	Six Months Ended
	September 30, 2011	October 1, 2010
	($ in millions, except per grant data)
Restricted stock units (“RSUs”)
Weighted-average fair value per grant	$18.33	$14.50
Fair value of RSUs granted	173	144
Total fair value of RSUs vested	79	65
Total unrecognized compensation expense	221	188
Weighted-average remaining vesting period	3 years	3 years
Stock options
Weighted-average fair value per grant	$5.24	$4.00
Total intrinsic value of stock options exercised	26	15
Total unrecognized compensation expense	38	38
Weighted-average remaining vesting period	3 years	3 years

During the first quarter of fiscal 2012, we granted 91,368 Restricted Stock Awards (“RSAs”) to members of our board of directors. Each RSA had a fair value of $19.70 and vested immediately upon grant. As a result, we recorded approximately $2 million of stock-based compensation expense for these RSAs during the first quarter of fiscal 2012.

Performance Based Awards

During the first quarter of fiscal 2012, we granted performance based restricted stock units (“PRUs”) to certain senior level employees under our 2004 Equity Incentive Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of a specified company-specific performance target for fiscal 2012 and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition, and the compensation expense for the PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition. The weighted average grant date fair value of the PRUs was $23.58 per share.

Assumed Clearwell stock options

In connection with our acquisition of Clearwell, we assumed all unexercised, outstanding options to purchase Clearwell common stock. Each unexercised, outstanding option assumed was converted into an option to purchase our common stock after applying the exchange ratio of 0.40906 shares of our common stock for each share of Clearwell common stock which resulted in an allocation of approximately 1 million shares of our common stock to the assumed options. As of September 30, 2011, total unrecognized compensation cost related to the assumed, unvested Clearwell stock options was $10 million, assuming no forfeitures.

Furthermore, all shares obtained upon early exercise of unvested Clearwell options were converted into the right to receive a cash consideration of $7.65 per share upon vesting. The total value of the early exercised, unvested Clearwell shares on the date of acquisition was approximately $4 million, assuming no forfeitures. As of September 30, 2011, total unrecognized compensation cost related to early exercised, unvested Clearwell shares was approximately $3 million.

Note 13. Income Taxes

The effective tax rate was approximately 25% for both the three and six months ended September 30, 2011, and 24% and 12% for the three and six months ended October 1, 2010, respectively.

The tax expense was reduced by $5 million and $12 million primarily related to lapses of statutes of limitations for the three and six months ended September 30, 2011, respectively, as well as a $3 million in tax benefit during the three and six months ended September 30, 2011, for discrete events primarily related to tax settlements and adjustments of prior year items. The tax expense was reduced by a $39 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below) for the six months ended October 1, 2010, as well as $4 million and $15 million tax benefits during the three months and six months ended October 1, 2010, respectively, for discrete events primarily related to tax settlements and lapses of statutes of limitations, and adjustments of prior year items.

The provision for the six-month periods ended September 30, 2011 and October 1, 2010 otherwise reflects a forecast tax rate of 29% and 28%, respectively (excluding the tax benefit from our joint venture with Huawei, defined in Note 6). We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits ( the U.S. federal R&D tax credit is currently set to expire on December 31, 2011), partially offset by state income taxes. The jurisdictional mix of earnings and the effective tax rate on internationally-derived earnings are relatively consistent in both six-month periods presented. Substantially all of the foreign earnings were generated by subsidiaries in Ireland and Singapore.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $100 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 14. Earnings per Share

The components of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
	(In millions, except per share data)
Net income per share attributable to Symantec Corporation stockholders — basic:
Net income attributable to Symantec Corporation stockholders	$182	$136	$373	$297

Net income per share attributable to Symantec Corporation stockholders — basic	$0.24	$0.17	$0.50	$0.38

Net income per share attributable to Symantec Corporation stockholders — diluted:
Net income attributable to Symantec Corporation stockholders	$182	$136	$373	$297

Net income per share attributable to Symantec Corporation stockholders — diluted	$0.24	$0.17	$0.49	$0.37

Weighted average outstanding common shares attributable to Symantec Corporation stockholders — basic	745	782	750	789
Dilutive potential shares related to stock award plans	6	4	8	6

Total weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	751	786	758	795

Anti-dilutive weighted-average stock options	33	54	31	51
Anti-dilutive weighted-average restricted stock	1	1	—	1

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

Fiscal Calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended September 30, 2011 and October 1, 2010 both consisted of 13 weeks. The six months ended September 30, 2011 and October 1, 2010 both consisted of 26 weeks. Our 2012 fiscal year consists of 52 weeks and ends on March 30, 2012.

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

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal year 2012, we modified our segment reporting structure to more readily match our operating structure. For further descriptions of our operating segments, see Note 11 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Revenue increased by $201 million and $421 million for the three and six months ended September 30, 2011 as compared to the same periods last year. As more fully described below in “Results of Operations”, we experienced growth across all segments except for the Services segment. We also experienced a favorable foreign exchange effect on our international revenue of approximately $63 million and $150 million for the three and six months ended September 30, 2011 as compared to the same periods last year.

Our Salaries and wages expense increased by $83 million and $182 million for the three and six months ended September 30, 2011 as compared to the same periods last year. The higher salaries and wages are primarily attributable to an increase in the number of employees from our acquisitions of the identity and authentication business of VeriSign, PGP Corporation, and GuardianEdge Technologies, Inc., collectively referred to as “fiscal 2011 acquisitions” and the Clearwell System, Inc. “Clearwell” acquisition in fiscal 2012. We also experienced an adverse foreign exchange effect on our expenses of approximately $30 million and $80 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year. Our net income was $182 million and $373 million for the three and six months ended September 30, 2011, respectively.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended September 30, 2011 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

Recently Adopted Authoritative Guidance

Information with respect to Recently Adopted Authoritative Guidance is in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total Net Revenue

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
				($ in millions)
Content, subscription, and maintenance revenue	$1,460	$1,270	$190	15%	$2,907	$2,518	$389	15%
Percentage of total net revenue	87%	86%			87%	86%
License revenue	$221	$210	$11	5%	$427	$395	$32	8%
Percentage of total net revenue	13%	14%			13%	14%

Total net revenue	$1,681	$1,480	$201	14%	$3,334	$2,913	$421	14%

Content, subscription, and maintenance revenue increased for the three and six months ended September 30, 2011, as compared to the same periods last year, primarily as a result of our fiscal 2011 acquisitions which increased sales by approximately $69 million and $142 million, respectively. Favorable foreign currency exchange also had a positive effect on our international content, subscription and maintenance revenue in the amount of approximately $54 million and $128 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year.

License revenue increased for the three and six months ended September 30, 2011, as compared to the same periods last year, primarily due to a favorable foreign currency exchange effect on our international license revenue of approximately $9 million and $22 million, respectively.

The changes in total net revenue for the three and six months ended September 30, 2011 are further described in the segment discussions that follow.

Net revenue and operating income by segment

Consumer segment

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
				($ in millions)
Consumer revenue	$531	$468	$63	13%	$1,056	$941	$115	12%
Percentage of total net revenue	31%	32%			32%	32%
Consumer operating income	$257	$211	$46	22%	$512	$436	$76	17%
Percentage of Consumer revenue	48%	45%			48%	46%

Consumer segment revenues increased as a result of continued customer acceptance of our security products, particularly our premium security suite products. We also experienced favorable foreign currency exchange effects on our international revenue of approximately $20 million and $46 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year.

Operating income for the Consumer segment increased due to increases in revenue discussed above, partially offset by increases in salaries and wages of $10 million and $22 million for the three and six months ended September 30, 2011, respectively as compared to the same periods last year. The increase in consumer revenue was also offset by changes in foreign currency exchange rates for the three and six months ended September 30, 2011, as compared to the same periods last year, which increased total expenses for the Consumer segment by $7 million and $19 million, respectively.

Security and Compliance segment

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
				($ in millions)
Security and Compliance revenue	$483	$381	$102	27%	$951	$738	$213	29%
Percentage of total net revenue	29%	25%			28%	26%
Security and Compliance operating income	$100	$63	$37	59%	$190	$147	$43	29%
Percentage of Security and Compliance revenue	21%	17%			20%	20%

We experienced growth in our Security and Compliance segment primarily as a result of increased revenue from sales of our authentication, endpoint security, and data loss prevention products. Integration of the VeriSign authentication business contributed $69 million and $142 million for the three and six months ended September 30, 2011, respectively. The favorable foreign currency exchange effect on our international revenue was approximately $18 million and $42 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year.

Operating income for the Security and Compliance segment increased due to increases in revenue discussed above, partially offset by increases in salaries and wages of $30 million and $83 million related to employees that we hired as part of our fiscal 2011 acquisitions, and increases in cost of sales of $13 million and $35 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year. The increase in operating income was also offset by changes in foreign currency exchange rates for the three and six months ended September 30, 2011, as compared to the same periods last year, which increased total expenses for the Security and Compliance segment by $8 million and $19 million, respectively.

Storage and Server Management segment

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
	($ in millions)
Storage and Server Management revenue	$605	$557	$48	9%	$1,202	$1,081	$121	11%
Percentage of total net revenue	36%	38%			36%	37%
Storage and Server Management operating income	$259	$275	$(16)	(6)%	$536	$515	$21	4%
Percentage of Storage and Server Management revenue	43%	49%			45%	48%

Our Storage and Server Management segment experienced growth in our information management business, which was driven by sales of our backup solutions and integration of the eDiscovery products acquired in our Clearwell acquisition. We realized approximately $20 million in revenue from our Clearwell acquisition for the three and six months period ended September 30, 2011. We also experienced a favorable foreign currency exchange effect on our international revenue of approximately $23 million and $57 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year.

Operating income for the Storage and Server Management segment was reduced by an increase in salaries and wages related to sales and marketing personnel of $26 million and employees related to our Clearwell acquisition of $13 million. In addition, cost of sales increased from the cost of our appliances sold of $7 million and technical support of $7 million. These increases in costs were partially offset by the increase in revenue discussed above for the three months ended September 30, 2011, as compared to the same period last year.

Operating income for the Storage and Server Management segment increased for the six months ended September 30, 2011, as compared to the same period last year, primarily due to an increase in revenues mentioned above offset by an increase in salaries and wages related to sales and marketing personnel of $44 million, employees related to our Clearwell acquisition of $13 million, and research and development expenses of $12 million. In addition, cost of sales increased by $11 million from the cost of our appliances sold and $10 million from technical support. The increase in revenue was also offset by changes in foreign currency exchange rates for the six months ended September 30, 2011, as compared to the same period last year, which increased total expenses for the Storage and Server Management segment by $6 million.

Services segment

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
				($ in millions)
Services revenue	$62	$74	$(12)	(16)%	$125	$153	$(28)	(18)%
Percentage of total net revenue	4%	5%			4%	5%
Services operating income	$9	$2	$7	350%	$17	$—	$17	*
Percentage of Services revenue	15%	3%			14%	0%

*	Percentage not meaningful

Services revenue decreased for the three and six months ended September 30, 2011, as compared to the same periods last year, as we continue to support the transition to our partner led consulting program while we focus on our core software businesses.

Services operating income increased for the three and six months ended September 30, 2011, as compared to the same periods last year, as various cost control initiatives led to better margins.

Other segment

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
				($ in millions)
Other revenue	$—	$—	$—	*	$—	$—	$—	*
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(340)	$(333)	$(7)	2%	$(668)	$(686)	$18	(3)%
Percentage of Other revenue	*	*			*	*

*	Percentage not meaningful

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

Net revenue by geographic region

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
				($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$302	$269	$33	12%	$602	$548	$54	10%
Security and Compliance Segment	252	214	38	18%	500	416	84	20%
Storage and Server Management Segment	317	294	23	8%	619	570	49	9%
Services Segment	35	38	(3)	(8)%	69	77	(8)	(10)%

Total Americas	$906	$815	$91	11%	$1,790	$1,611	$179	11%
Percentage of total net revenue	54%	55%			54%	55%
EMEA (Europe, Middle East, Africa)
Consumer Segment	$140	$120	$20	17%	$282	$239	$43	18%
Security and Compliance Segment	131	105	26	25%	263	205	58	28%
Storage and Server Management Segment	173	166	7	4%	356	327	29	9%
Services Segment	15	23	(8)	(35)%	32	51	(19)	(37)%

Total EMEA	$459	$414	$45	11%	$933	$822	$111	14%
Percentage of total net revenue	27%	28%			28%	28%
Asia Pacific/Japan
Consumer Segment	$89	$78	$11	14%	$172	$154	$18	12%
Security and Compliance Segment	100	62	38	61%	188	117	71	61%
Storage and Server Management Segment	115	98	17	17%	227	184	43	23%
Services Segment	12	13	(1)	(8)%	24	25	(1)	(4)%

Total Asia Pacific/ Japan	$316	$251	$65	26%	$611	$480	$131	27%
Percentage of total net revenue	19%	17%			18%	17%
Total net revenue	$1,681	$1,480	$201	14%	$3,334	$2,913	$421	14%

Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by $63 million and $150 million for the three and six months ended September 30, 2011, respectively, as compared to the same periods last year.

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

Cost of Revenue

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
	($ in millions)
Cost of content, subscription, and Maintenance	$232	$217	$15	7%	$462	$434	$28	6%
Percentage of related revenue	16%	17%			16%	17%
Cost of license	$10	$6	$4	67%	$17	$9	$8	89%
Percentage of related revenue	5%	3%			4%	2%
Amortization of acquired product rights	$23	$23	$—	0%	$45	$68	$(23)	(34)%
Percentage of total net revenue	1%	2%			1%	2%

Total cost of revenue	$265	$246	$19	8%	$524	$511	$13	3%

Gross margin	84%	83%			84%	82%

Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three and six months ended September 30, 2011, as compared to the same periods last year, primarily due to higher technical support costs.

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, manufacturing and direct material costs. Cost of license increased in the three and six months ended September 30, 2011, as compared to the same periods last year as a result of the increased cost of royalties.

Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the six months ended September 30, 2011, as compared to the same period last year is primarily due to certain acquired product rights from our various past acquisitions becoming fully amortized during the first quarter of fiscal 2011.

Operating Expenses

Operating expenses overview

Our operating expenses increased during the three and six months ended September 30, 2011, as compared to the same periods last year, due to higher salary and wages and the adverse impact of the change in foreign currency exchange rates, offset by cost savings generated from our restructuring plans discussed below.

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
	($ in millions)
Sales and marketing expense	$697	$612	$85	14%	$1,362	$1,185	$177	15%
Percentage of total net revenue	41%	41%			41%	41%
Research and development expense	$247	$208	$39	19%	$486	$416	$70	17%
Percentage of total net revenue	15%	14%			15%	14%
General and administrative expense	$106	$100	$6	6%	$211	$192	$19	10%
Percentage of total net revenue	6%	7%			6%	7%

As a percentage of revenue, Sales and marketing, Research and development and General and administrative expenses remained consistent during the three and six months ended September 30, 2011.

Sales and marketing expenses increased during the three and six months ended September 30, 2011, as compared to the same periods last year, primarily as a result of increased salaries and wages of $38 million and $93 million, increased advertising costs of $17 million and $30 million and the adverse impact of the change in foreign currency exchange rates of $22 million and $61 million, respectively.

Research and development expenses increased during the three and six months ended September 30, 2011, as compared to the same periods last year, primarily due to increased salaries and wages of $26 million and $57 million, and the adverse impact of the change in foreign currency exchange rates of $4 million and $10 million, respectively.

General and administrative expenses increased during the three and six months ended September 30, 2011, as compared to the same periods last year due to increased salaries and wages of $8 million and $22 million, respectively.

Amortization of other purchased intangible assets

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
	($ in millions)
Amortization of other purchased intangible assets	$73	$67	$6	9%	$144	$128	$16	13%
Percentage of total net revenue	4%	5%			4%	4%

Other purchased intangible assets are comprised of customer relationships and tradenames. The increase in amortization of other purchased intangible assets for the three months ended September 30, 2011 compared to the same period last year was primarily due to the acquisition of Clearwell. The increase in amortization of other purchased intangible assets for the six months ended September 30, 2011 compared to the same period last year was primarily due to our fiscal 2011 acquisitions and Clearwell.

Restructuring and transition

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
	($ in millions)
Severance	$—	$16			$4	$39
Facilities	—	8			3	20
Transition and other related costs	8	4			13	9

Restructuring and transition	$8	$28	$(20)	(71)%	$20	$68	$(48)	(71)%

Percentage of total net revenue	0%	2%			1%	2%

The restructuring and transition charges for the three and six months ended September 30, 2011 and October 1, 2010, primarily consisted of severance and charges related to the 2011 Restructuring Plan (“2011 Plan”), the 2010 Restructuring Plan (“2010 Plan”), and transition and other costs. Transition charges are expected to continue in future quarters as we are at the initial stage of implementation of a new ERP system. For further information on restructuring, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Impairment of assets held for sale

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
	($ in millions)
Impairment of assets held for sale	$—	$1	$(1)	*	$—	$1	$(1)	*
Percentage of total net revenue	0%	0%			0	0%

During the six months ended October 1, 2010, we recognized an impairment of $1 million on certain land and buildings classified as held for sale. These impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell.

Non-operating Income and Expense

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
				($ in millions)
Interest income	$4	$2			$8	$4
Interest expense	(28)	(36)			(60)	(69)
Other income (expense), net	2	14			(2)	15
Loss on early extinguishment of debt	—	(16)			—	(16)

Total	$(22)	$(36)	$14	39%	$(54)	$(66)	$12	18%

Percentage of total net revenue	(1)%	(2)%			(2)%	(2)%

Non-operating expense decreased for the three and six months ended September 30, 2011 as a result of lower interest expenses due to our repayment of the $1.1 billion convertible senior note that we issued in fiscal 2007. In the second quarter of fiscal 2011 and the first quarter of fiscal 2012, we made payments of $500 million and $600 million, respectively, to retire these notes.

Provision for income taxes

	Three Months Ended				Six Months Ended
	September 30, 2011	October 1, 2010	Change in		September 30, 2011	October 1, 2010	Change in
			$	%			$	%
				($ in millions)
Provision for income taxes	$67	$44	$23	52%	$134	$40	$94	235%
Effective tax rate on earnings	25%	24%			25%	12%

The effective tax rate was approximately 25% for both of the three and six months ended September 30, 2011, and 24% and 12% for the three and six months ended October 1, 2010, respectively.

The tax expense was reduced by $5 million and $12 million primarily related to lapses of statutes of limitations for the three and six months ended September 30, 2011, respectively, as well as a $3 million in tax benefit during the three and six months ended September 30, 2011, for discrete events primarily related to tax settlements and adjustments of prior year items. The tax expense was reduced by a $39 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below) for the six months ended October 1, 2010, as well as $4 million and $15 million tax benefits during the three months and six months ended October 1, 2010, respectively, for discrete events primarily related to tax settlements and lapses of statutes of limitations, and adjustments of prior year items.

The provision for the six-month periods ended September 30, 2011 and October 1, 2010 otherwise reflects a forecast tax rate of 29% and 28%, respectively (excluding the tax benefit from our joint venture with Huawei (as defined below)). We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact. The forecast tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit is currently set to expire on December 31, 2011), partially offset by state income taxes. The jurisdictional mix of earnings and the effective tax rate on internationally-derived earnings are relatively consistent in both six-month periods presented. Substantially all of the international earnings were generated by subsidiaries in Ireland and Singapore.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $100 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Loss from joint venture

	Three Months Ended				Six Months Ended
	September 30,	October 1,	Change in		September 30,	October 1,	Change in
	2011	2010	$	%	2011	2010	$	%
	($ in millions)
Loss from joint venture	$14	$4	$10	250%	$27	$11	$16	145%
Percentage of total net revenue	1%	0%			1%	0%

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

For the three and six months ended September 30, 2011, we recorded a loss of approximately $14 million and $27 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2011 to March 31, 2011 and the period from January 1, 2011 to June 30, 2011, respectively. For the three and six months ended October 1, 2010, we recorded a loss of approximately $4 million and $11 million related to our share of the joint venture’s net loss for the period from January 1, 2010 to March 31, 2010 and the period from January 1, 2010 to June 30, 2010, respectively.

We account for our investment in the joint venture with Huawei Technologies Co., Limited (“Huawei”) under the equity method of accounting. As of September 30, 2011, the carrying amount of our equity investment in the joint venture was approximately zero. We have no commitments to provide financial support to the joint venture. If our proportionate share of the joint venture’s net loss reduces our equity investment below zero in future periods, we will suspend the equity method of accounting for our investment in the joint venture. We will resume applying the equity method if and when our share of the joint venture’s net income in future periods has exceeded the share of net losses not recognized during the periods in which the equity method was suspended.

Loss attributable to noncontrolling interest

In the second quarter of fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary, VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For the six months ended September 30, 2011, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $1 million. For the three and six months ended October 1, 2010, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $2 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of September 30, 2011, we had cash and cash equivalents of $2.2 billion resulting in a net liquidity position of approximately $3.2 billion, which is defined as cash and cash equivalents and unused availability of the credit facility.

Senior Notes. In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% Notes due September 15, 2015 and $750 million in principal amount of 4.20% Notes due September 15, 2020, for an aggregate principal amount of $1.1 billion.

Revolving Credit Facility. In the second quarter of fiscal 2011, we also entered into a $1 billion senior unsecured revolving credit facility that expires in September 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of September 30, 2011, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

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

Acquisition-Related. For the six months ended September 30, 2011, we acquired Clearwell System Inc. (“Clearwell”) for an aggregate payment of $364 million, net of cash acquired. For the six months ended October 1, 2010, we acquired PGP Corporation, GuardianEdge Technologies, Inc. and the identity and authentication business of VeriSign, Inc, for an aggregate amount of $1.5 billion, net of cash acquired.

Convertible Senior Notes. During the six months ended September 30, 2011, the remaining balance of our 0.75% Notes matured and we settled with the holders with a cash payment of $600 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements in this quarterly report for further discussion. During the six months ended October 1, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% Notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.

Stock Repurchases. For the six months ended September 30, 2011, we repurchased 26 million shares, or $473 million, of our common stock. For the six months ended October 1, 2010, we repurchased 31 million shares, or $425 million, of our common stock. As of September 30, 2011, we had $404 million remaining under the plan authorized for future repurchases.

U.S. tax. As of September 30, 2011, $1.6 billion of the $2.3 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed these funds for our operations in U.S.

Cash Flows

The following table summarizes selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	September 30, 2011	October 1, 2010
	(In millions)
Net cash provided by (used in):
Operating activities	$811	$645
Investing activities	(520)	(1,647)
Financing activities	(1,007)	192

Operating Activities

Net cash provided by operating activities was $811 million for the six months ended September 30, 2011, which resulted from net income of $372 million adjusted for non-cash items, which largely included depreciation and amortization charges of $355 million, as well as increased collections of trade accounts receivable of $331 million. These amounts were partially offset by decreases in deferred revenue of $346 million and increases in accrued compensation of $130 million.

Net cash provided by operating activities was $645 million for the six months ended October 1, 2010, which resulted from net income of $295 million adjusted for non-cash items, which largely included depreciation and amortization charges of $377 million, as well as from increased collections of trade accounts receivable of $233 million. These amounts were partially offset by decreases in deferred revenue of $238 million.

Investing Activities

Net cash used in investing activities was $520 million for the six months ended September 30, 2011, which was due to payments for acquisitions, net of cash acquired, of $364 million, $124 million paid for capital expenditures, and $33 million for available-for-sale securities.

Net cash used in investing activities was $1.6 billion for the six months ended October 1, 2010, which was due to $1.5 billion of payments for acquisitions, net of cash acquired, and $116 million paid for capital expenditures.

Financing Activities

Net cash used in financing activities was $1,007 million for the six months ended September 30, 2011, which was due to the extinguishment of our outstanding 0.75% Notes of $600 million and repurchases of our common stock of $473 million.

Net cash provided by financing activities of $192 million for the six months ended October 1, 2010, which was due to proceeds from debt issuance, net of discount, of $1.1 billion, partially offset by repurchases of long-term debt of $510 million and repurchases of common stock of $425 million.

Contractual Obligations

There have been no significant changes during the six months ended September 30, 2011 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, other than the extinguishment of our $600 million principal amount of 0.75% convertible senior notes. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due By Periods
	Total	Remainder of Fiscal 2012	Fiscal 2013 and Fiscal 2014	Fiscal 2015 and Fiscal 2016	Fiscal 2017 and Thereafter
	(In millions)
Convertible senior notes (1)	$1,000	$—	$1,000	$—	$—

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended September 30, 2011 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011. There have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
July 2, 2011 to July 29, 2011	4	$19.27	4	$606
July 30, 2011 to August 26, 2011	11	$16.72	11	$414
August 27, 2011 to September 30, 2011	1	$15.97	1	$404

Total	16	$17.30	16

For information regarding our stock repurchase programs, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF††	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: November 1, 2011

SYMANTEC CORPORATION

Q2 FY12 Form 10-Q

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF††	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.