Form 10-Q
period 2011-12-30
SYMANTEC CORP
filed 2012-01-31
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 27, 2012: 729,443,620 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended December 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 30, 2011	April 1, 2011 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,327	$2,950
Short-term investments	53	8
Trade accounts receivable, net	1,009	1,013
Inventories	32	30
Deferred income taxes	222	223
Other current assets	243	262

Total current assets	3,886	4,486
Property and equipment, net	1,050	1,050
Intangible assets, net	1,379	1,511
Goodwill	5,725	5,494
Investment in joint venture	—	27
Other long-term assets	143	151

Total assets	$12,183	$12,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268	$260
Accrued compensation and benefits	393	443
Deferred revenue	3,160	3,321
Current portion of long-term debt	—	596
Income taxes payable	66	24
Other current liabilities	282	249

Total current liabilities	4,169	4,893
Long-term debt	2,025	1,987
Long-term deferred revenue	505	498
Long-term deferred tax liabilities	354	296
Long-term income taxes payable	315	361
Other long-term obligations	80	79

Total liabilities	7,448	8,114
Commitments and contingencies (Note 9)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock	7	8
Additional paid-in capital	7,900	8,361
Accumulated other comprehensive income	160	171
Accumulated deficit	(3,418)	(4,012)

Total Symantec Corporation stockholders’ equity	4,649	4,528
Noncontrolling interest in subsidiary	86	77

Total stockholders’ equity	4,735	4,605

Total liabilities and stockholders’ equity	$12,183	$12,719

*	Derived from audited consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,462	$1,349	$4,353	$3,856
License	253	255	696	661

Total net revenue	1,715	1,604	5,049	4,517
Cost of revenue:
Content, subscription, and maintenance	233	233	695	667
License	16	7	33	16
Amortization of acquired product rights	22	24	67	92

Total cost of revenue	271	264	795	775

Gross profit	1,444	1,340	4,254	3,742
Operating expenses:
Sales and marketing	711	704	2,073	1,889
Research and development	242	220	728	636
General and administrative	113	97	324	290
Amortization of other purchased intangible assets	73	70	217	198
Restructuring and transition	5	20	25	88

Total operating expenses	1,144	1,111	3,367	3,101
Operating income	300	229	887	641
Interest income	2	3	10	7
Interest expense	(27)	(37)	(87)	(106)
Other expense, net	(2)	(18)	(4)	(3)
Loss on early extinguishment of debt	—	—	—	(16)

Income before income taxes and loss from joint venture	273	177	806	523
Provision for income taxes	32	35	166	75
Loss from joint venture	—	10	27	21

Net income	241	132	613	427
Less: Income (loss) attributable to noncontrolling interest	1	—	—	(2)

Net income attributable to Symantec Corporation stockholders	$240	$132	$613	$429

Net income per share attributable to Symantec Corporation stockholders — basic	$0.33	$0.17	$0.82	$0.55
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.32	$0.17	$0.82	$0.54
Weighted-average shares outstanding attributable to Symantec
Corporation stockholders — basic	734	770	745	783
Weighted-average shares outstanding attributable to Symantec
Corporation stockholders — diluted	740	778	752	790

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 30, 2011	December 31, 2010
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$613	$427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487	486
Amortization of discount on debt	43	75
Stock-based compensation expense	123	108
Loss on early extinguishment of debt	—	16
Deferred income taxes	38	5
Excess income tax benefit from the exercise of stock options	(6)	(4)
Loss from joint venture	27	21
Liquidation of foreign entities	1	21
Other	3	(8)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	12	(63)
Inventories	(3)	(6)
Accounts payable	9	21
Accrued compensation and benefits	(49)	24
Deferred revenue	(108)	84
Income taxes payable	3	(93)
Other assets	(9)	18
Other liabilities	30	(27)

Net cash provided by operating activities	1,214	1,105
INVESTING ACTIVITIES:
Purchases of property and equipment	(199)	(185)
Proceeds from sale of property and equipment	—	30
Cash payments for acquisitions, net of cash acquired	(364)	(1,537)
Purchases of available-for-sale securities	(47)	—
Proceeds from sale of available-for-sale securities	1	19
Other	(2)	(5)

Net cash used in investing activities	(611)	(1,678)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	95	66
Excess income tax benefit from the exercise of stock options	6	4
Tax payments related to restricted stock issuance	(22)	(18)
Repurchase of common stock	(693)	(690)
Repayment of debt	(600)	(510)
Proceeds from debt issuance, net of discount	—	1,097
Proceeds from sale of bond hedge	—	13
Debt issuance costs	—	(10)
Repayment of other long-term obligations	(2)	(3)

Net cash used in financing activities	(1,216)	(51)
Effect of exchange rate fluctuations on cash and cash equivalents	(10)	40

Change in cash and cash equivalents	(623)	(584)
Beginning cash and cash equivalents	2,950	3,029

Ending cash and cash equivalents	$2,327	$2,445

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of December 30, 2011 and April 1, 2011, and for the three and nine months ended December 30, 2011 and December 31, 2010, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011. The results of operations for the three and nine months ended December 30, 2011 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation including the reclassification of certain revenue from Content, subscription and maintenance revenue to License revenue. License revenue includes revenue from software licenses, appliances and certain revenue sharing arrangements.

Significant Accounting Policies

Other than as noted below, there have been no changes in our significant accounting policies for the nine months ended December 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

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

Recently Issued Authoritative Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual reporting periods beginning on or after December 15, 2011. We anticipate that the adoption of this standard will not materially impact our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. We expect to continue to present amounts reclassified out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect that these standards will materially impact our disclosures included in our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU 2011-08”). ASU 2011-08 gives entities the option to perform the two-step process only if they first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount and conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate adopting this guidance in our fourth quarter of fiscal 2013 at the time we perform our annual goodwill test and do not expect that this standard will materially impact our Condensed Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 will require us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. We do not expect that this standard will materially impact our disclosures included in our Condensed Consolidated Financial Statements.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

There have been no transfers between fair value measurement levels during the three and nine months ended December 30, 2011. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 30, 2011			As of April 1, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash Equivalents (1)	$1,209	$—	$1,209	$1,866	$—	$1,866
Short-term investments (2)	2	51	53	—	8	8

Total	$1,211	$51	$1,262	$1,866	$8	$1,874

(1)	Cash equivalents are money market funds which are valued based on quoted market prices of the identical underlying security.
(2)

Short-term investments primarily consist of corporate debt securities and are classified as available-for-sale securities recognized at amortized cost which is the same as fair value at December 30, 2011. These securities are valued using quoted prices in active markets for identical assets. If quoted prices in active markets for identical assets are not available, we use quoted prices for similar assets that are observable either directly or indirectly.

Assets and Liabilities Measured and Recorded at Fair Value on a Nonrecurring Basis

Goodwill. During the nine months ended December 30, 2011, we did not record any impairment loss on those assets required to be measured at fair value on a nonrecurring basis, other than the cumulative-effect adjustment recorded to the beginning balance of Accumulated deficit. The valuation technique used to estimate the implied fair value of the Services reporting unit goodwill relies on Level 3 inputs, including estimated future cash flows or profit streams. See Note 4 for further information.

Long-Term Debt. As of October 1, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes, which had a net book value of $481 million. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The fair value of the liability component was calculated to be $497 million as of October 1, 2010 using Level 2 inputs based on market prices for similar convertible debt instruments and resulting yields.

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

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of Clearwell product offerings with our product offerings.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
	(In millions)
Balance as of April 1, 2011	$363	$2,464	$2,648	$19	$5,494
Goodwill impairment (1)	—	—	—	(19)	(19)
Goodwill acquired through business combinations (2)	—	—	268	—	268
Goodwill adjustments (3)	(13)	(5)	—	—	(18)

Balance as of December 30, 2011	$350	$2,459	$2,916	$—	$5,725

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

We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of December 30, 2011, no indicators of impairment were identified.

Intangible assets, net

	As of December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,205	$(1,430)	$775	3 years
Developed technology (1)	1,870	(1,631)	239	4 years
Finite-lived tradenames	144	(92)	52	3 years
Patents (1)	75	(64)	11	6 years
Indefinite-lived tradenames	302	—	302	Indefinite

Total	$4,596	$(3,217)	$1,379	3 years

	As of April 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,121	$(1,227)	$894	3 years
Developed technology (1)	1,810	(1,567)	243	4 years
Finite-lived tradenames	136	(80)	56	4 years
Patents (1)	75	(62)	13	2 years
Indefinite-lived tradenames	302	—	302	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,447	$(2,936)	$1,511	3 years

(1)	Amortization related to developed technology and patents is classified as Amortization of acquired product rights in the Condensed Consolidated Statements of Income.

Total amortization expense for intangible assets that have finite lives was $95 million and $284 million for the three and nine months ended December 30, 2011, respectively, and $94 million and $290 million for the three and nine months ended December 31, 2010, respectively.

Total future amortization expense for intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of December 30, 2011, is estimated as follows (in millions):

Remainder of fiscal 2012	$93
2013	345
2014	201
2015	147
2016	95
Thereafter	196

Total	$1,077

Note 5. Supplemental Financial Information

Property and Equipment, net

	As of
	December 30, 2011	April 1, 2011
	(In millions)
Computer hardware and software	$1,522	$1,458
Office furniture and equipment	173	189
Buildings	486	467
Leasehold improvements	273	270

	2,454	2,384
Less: accumulated depreciation and amortization	(1,586)	(1,530)

	868	854
Construction in progress	103	117
Land	79	79

Property and equipment, net	$1,050	$1,050

Depreciation expense was $66 million and $201 million for the three and nine months ended December 30, 2011, respectively, and $65 million and $188 million for the three and nine months ended December 31, 2010, respectively.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions)
Net income	$241	$132	$613	$427
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax:
Translation adjustments	(2)	8	10	—
Reclassifications from liquidation of foreign entities	—	21	1	21

Net foreign currency translation adjustments, net of tax	(2)	29	11	21
Available-for-sale securities:

Unrealized gains	—	—	—	10
Reclassifications of realized gains to net income	—	—	—	(12)

Net adjustments for available-for-sale securities, net of tax	—	—	—	(2)

Other comprehensive income (loss)	(2)	29	11	19

Comprehensive income	239	161	624	446
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(2)	—	(5)

Comprehensive income attributable to Symantec Corporation Stockholders	$238	$163	$624	$451

Note 6. Investment in Joint Venture

We account for our investment in the joint venture with Huawei Technologies Co., Limited (“Huawei”) under the equity method of accounting. As of December 30, 2011, our proportionate share of the joint venture’s net loss reduced our equity investment to zero. As such, we did not provide for additional losses as we have no commitments to provide financial support to the joint venture. Accordingly, we did not report our share of the joint venture’s net loss for the third quarter of fiscal 2012.

On November 14, 2011, we entered into an agreement to sell our 49% of ownership in the joint venture to Huawei for $530 million. We expect to complete this transaction as soon as practicable, pending regulatory approval.

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

Note 8. Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense and lease termination costs, less expected sublease income. Transition and other related costs consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, consulting charges associated with the implementation of a new Enterprise Resource Planning system, and costs related to the outsourcing of certain back office functions. Restructuring and transition costs are included in the Other segment.

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

•

Fiscal 2010 Plan. In the fourth quarter of fiscal 2010, management approved and initiated a plan to reduce worldwide operating costs through workforce realignment and to reduce operating costs through a facilities consolidation. These actions were initiated to appropriately allocate resources to our key strategic initiatives and streamline our operations to deliver better and more efficient support to our customers and employees. During fiscal 2011, we terminated operating leases and consolidated facilities in North America and Europe. Excess facility obligations are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Other Exit and Disposal Costs

Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of December 30, 2011, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2016.

Restructuring and Transition Summary

	Restructuring Liabilities
	April 1, 2011	Costs, Net of Adjustments (1)	Cash Payments	December 30, 2011	Cumulative Incurred to Date
	(In millions)
Restructuring plans:
Severance	$3	$3	$(5)	$1	$78
Facilities	10	1	(4)	7	23

Total restructuring plans	13	4	(9)	8	101

Other exit and disposal costs	13	3	(8)	8

Total liabilities	$26	$7	$(17)	$16

Transition and other related costs		18
Total restructuring and transition		$25

Balance Sheet:
Other current liabilities	$14			$7
Other long-term obligations	12			9

	$26			$16

(1)	Total net adjustments were not material for the nine months ended of December 30, 2011. Adjustments primarily relate to foreign currency exchange rate fluctuations.

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

Litigation Contingencies

For a discussion of our tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 13.

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

Other

In January 2012, Symantec became aware of claims made by a group of hackers, that it possessed, and intended to publicly expose, portions of the source code for certain Symantec products. Following investigation of these claims, Symantec believes that the group came into possession of the code as a result of a theft of source code that occurred in 2006. Symantec believes that source code for the 2006-era versions of the following products was exposed: Norton Antivirus Corporate Edition; Norton Internet Security; Norton SystemWorks (Norton Utilities and Norton GoBack); and pcAnywhere. Symantec has announced that customers of Symantec’s pcAnywhere product may face an increased security risk as a result of this exposure. The product, pcAnywhere, is also bundled with three Symantec products, Altiris Client Management Suite and Altiris IT Management Suite versions 7.0 or later, and Altiris Deployment Solution with Remote version 7.1. In addition, customers with earlier versions of Altiris suites may have opted to leverage pcAnywhere. The increased risk is isolated to the pcAnywhere components only. Symantec has broadly communicated an outline of the situation to customers, and has provided them with remediation steps to maintain the protection of their devices and information. As of the date of this filing, Symantec has resolved known vulnerabilities and does not believe that this incident will have a material adverse effect on its business, results of operations, financial condition or cash flows.

Note 10. Stock Repurchases

The following table summarizes our stock repurchases:

	Three Months Ended December 30, 2011	Nine Months Ended December 30, 2011
	(In millions, except per share data)
Total number of shares repurchased attributable to Symantec Corporation	13	39
Dollar amount of shares repurchased attributable to Symantec Corporation	$220	$693
Average price paid per share	$16.69	$17.54
Range of price paid per share	$15.38 to $18.83	$15.38 to $20.51

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under various programs. Our current program was authorized by our Board of Directors on January 25, 2011 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of December 30, 2011, $184 million remained authorized for future repurchases. On January 25, 2012, we announced that our Board of Directors approved a new $1 billion stock repurchase program. This repurchase program does not have a scheduled expiration date.

Note 11. Segment Information

As of December 30, 2011, our five reportable segments are the same as our operating segments and are as follows:

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

There were no intersegment sales for the three and nine months ended December 30, 2011 or December 31, 2010. The following table summarizes the results of our operating segments:

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
	($ in millions)
Three months ended December 30, 2011:
Net revenue	$525	$511	$617	$62	$—	$1,715
Percentage of total net revenue	31%	30%	36%	3%	0%	100%
Operating income (loss)	$251	$139	$241	$11	$(342)	$300
Operating margin of segment	48%	27%	39%	18%	*
Three months ended December 31, 2010:
Net revenue	$498	$435	$600	$71	$—	$1,604
Percentage of total net revenue	31%	27%	37%	5%	0%	100%
Operating income (loss)	$220	$52	$276	$2	$(321)	$229
Operating margin of segment	44%	12%	46%	3%	*
Nine months ended December 30, 2011:
Net revenue	$1,581	$1,462	$1,819	$187	$—	$5,049
Percentage of total net revenue	31%	29%	36%	4%	0%	100%
Operating income (loss)	$762	$329	$778	$28	$(1,010)	$887
Operating margin of segment	48%	23%	43%	15%	*
Nine months ended December 31, 2010:
Net revenue	$1,439	$1,173	$1,681	$224	$—	$4,517
Percentage of total net revenue	32%	26%	37%	5%	0%	100%
Operating income (loss)	$656	$199	$790	$2	$(1,006)	$641
Operating margin of segment	46%	17%	47%	1%	*

*	Percentage not meaningful

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

Note 12. Stock-based Compensation

The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$3	$4	$10	$11
Cost of revenue — License	1	1	2	2
Sales and marketing	20	15	52	43
Research and development	13	11	36	33
General and administrative	9	6	23	19

Total stock-based compensation expense	46	37	123	108
Tax benefit associated with stock-based compensation expense	(13)	(10)	(35)	(30)

Net stock-based compensation expense	$33	$27	$88	$78

Net stock-based compensation expense per share — basic	$0.04	$0.04	$0.12	$0.10

Net stock-based compensation expense per share — diluted	$0.04	$0.03	$0.12	$0.10

The following table summarizes additional information pertaining to our stock-based compensation:

	Nine Months Ended
	December 30, 2011	December 31, 2010
	($ in millions, except per grant data)
Restricted stock units (“RSUs”)
Weighted-average fair value per grant	$18.17	$14.72
Fair value of RSUs granted	188	158
Total fair value of RSUs vested	84	68
Total unrecognized compensation expense	240	170
Weighted-average remaining vesting period	3 years	3 years
Stock options
Weighted-average fair value per grant	$5.23	$4.01
Total intrinsic value of stock options exercised	34	32
Total unrecognized compensation expense	37	31
Weighted-average remaining vesting period	3 years	3 years

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

Assumed Clearwell stock options

In connection with our acquisition of Clearwell, we assumed all unexercised, outstanding options to purchase Clearwell common stock. Each unexercised, outstanding option assumed was converted into an option to purchase our common stock after applying the exchange ratio of 0.40906 shares of our common stock for each share of Clearwell common stock which resulted in an allocation of approximately 1 million shares of our common stock to the assumed options. As of December 30, 2011, total unrecognized compensation cost related to the assumed unvested stock options was approximately $9 million, assuming no forfeitures.

Furthermore, all shares obtained upon early exercise of unvested Clearwell options were converted into the right to receive a cash consideration of $7.65 per share upon vesting. The total value of the early exercised, unvested Clearwell shares on the date of acquisition was approximately $4 million, assuming no forfeitures. As of December 30, 2011, total unrecognized compensation cost related to early exercised, unvested Clearwell shares was $2.6 million.

Note 13. Income Taxes

The effective tax rate was approximately 12% and 21% for the three and nine months ended December 30, 2011 respectively, and 20% and 14% for the three and nine months ended December 31, 2010, respectively.

As discussed below, we recognized a $52 million tax benefit arising from the Veritas 2002 through 2005 IRS Appeals matters partially offset by a $4 million tax expense resulting from a change in valuation allowance for certain deferred tax assets in the three and nine months ended December 30, 2011. We further recognized $2 million of tax expense and an additional $14 million tax benefit in the three and nine months ended December 30, 2011, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, and adjustments of prior year items. The tax expense was reduced by a $39 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below) for the nine months ended December 31, 2010, as well as by $11 million and $26 million in tax benefits during the three months and nine months ended December 31, 2010, respectively, for discrete events primarily related to tax settlements and lapses of statutes of limitations, and adjustments of prior year items.

The provision for the nine-month periods ended December 30, 2011 and December 31, 2010 otherwise reflects a forecasted tax rate of 29% and 28%, respectively (excluding the tax benefit from our joint venture with Huawei, see Note 6). We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes. The jurisdictional mix of earnings and the effective tax rate on internationally-derived earnings are relatively consistent in both nine-month periods presented. Substantially all of the foreign earnings were generated by subsidiaries in Ireland and Singapore.

On December 10, 2009, the U.S. Tax Court issued its opinion in Veritas v. Commissioner, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary in the 2000 to 2001 tax years. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment based on the U.S. Tax Court decision. As a result of the agreement, we reduced our liability for unrecognized tax benefits, resulting in a $39 million tax benefit in the first quarter of fiscal 2011. This matter has now been closed and no further adjustments to the accrued liability are expected.

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three months ended December 30, 2011, we have remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $30 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 14. Earnings per Share

The components of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions, except per share data)
Net income per share attributable to Symantec Corporation stockholders — basic:
Net income attributable to Symantec Corporation stockholders	$240	$132	$613	$429

Net income per share attributable to Symantec Corporation stockholders — basic	$0.33	$0.17	$0.82	$0.55

Net income per share attributable to Symantec Corporation stockholders — diluted:
Net income attributable to Symantec Corporation stockholders	$240	$132	$613	$429

Net income per share attributable to Symantec Corporation stockholders — diluted	$0.32	$0.17	$0.82	$0.54

Weighted average outstanding common shares attributable to Symantec Corporation stockholders — basic	734	770	745	783
Dilutive potential shares related to stock award plans	6	8	7	7

Total weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	740	778	752	790

Anti-dilutive weighted-average stock options (1)	34	44	30	48
Anti-dilutive weighted-average restricted stock (1)	1	0	0	0

(1)

For the periods presented, the effects of the warrants issued and the option purchased in connection with the Convertible Senior Notes were excluded because they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

Note 15. Subsequent Events

On January 13, 2012, we completed the acquisition of LiveOffice, a provider of message hosting and integrated message and social media management applications, including archiving for electronic messaging platforms, cloud-based file storage, and social networking applications. We acquired LiveOffice for a purchase price of approximately $115 million.

On January 25, 2012, we announced that our Board of Directors approved a new $1 billion stock repurchase program. The repurchase program does not have a scheduled expiration date.

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

Fiscal Calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended December 30, 2011 and December 31, 2010 both consisted of 13 weeks. The nine months ended December 30, 2011 and December 31, 2010 both consisted of 39 weeks. Our 2012 fiscal year consists of 52 weeks and ends on March 30, 2012.

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

Financial Results and Trends

Revenue increased by $111 million and $532 million for the three and nine months ended December 30, 2011 as compared to the same periods last year. As more fully described below in “Results of Operations”, we experienced growth across all segments except for the Services and the Other segment. We also experienced a favorable foreign exchange effect on our international revenue of approximately $8 million and $158 million for the three and nine months ended December 30, 2011 as compared to the same periods last year.

Our salaries and wages expense increased by $48 million and $230 million for the three and nine months ended December 30, 2011 as compared to the same periods last year. The higher salaries and wages are primarily attributable to an increase in the number of employees to support growth in our business. We also experienced an adverse foreign exchange effect on our expenses of approximately $1 million and $81 million for the three and nine months ended December 30, 2011, respectively, as compared to the same periods last year. Our net income was $240 million and $613 million for the three and nine months ended December 30, 2011, respectively.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended December 30, 2011 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

Recently Adopted Authoritative Guidance

Information with respect to Recently Adopted Authoritative Guidance is in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total Net Revenue

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Content, subscription, and maintenance revenue	$1,462	$1,349	$113	8%	$4,353	$3,856	$497	13%
Percentage of total net revenue	85%	84%			86%	85%
License revenue	$253	$255	$(2)	(1)%	$696	$661	$35	5%
Percentage of total net revenue	15%	16%			14%	15%

Total net revenue	$1,715	$1,604	$111	7%	$5,049	$4,517	$532	12%

Content, subscription, and maintenance revenue increased for the three months ended December 30, 2011, as compared to the same period last year, as a result of net growth in revenues from our existing products of $92 million and our fiscal 2012 acquisition of $14 million, and a favorable foreign currency exchange effect of $7 million.

Content, subscription, and maintenance revenue increased for the nine months ended December 30, 2011, as compared to the same period last year, as a result of net growth in revenues from our existing products of $148 million and our fiscal 2011 and 2012 acquisitions of $215 million, and a favorable foreign currency exchange effect of $134 million.

License revenue includes revenue from software licenses, appliances and certain revenue sharing arrangements. License revenue increased by $35 million for the nine months ended December 30, 2011, as compared to the same period last year primarily due to a favorable foreign currency exchange effect on our international license revenue of approximately $24 million.

The changes in total net revenue for the three and nine months ended December 30, 2011 are further described in the segment discussions that follow.

Net revenue and operating income by segment

Consumer segment

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Consumer revenue	$525	$498	$27	5%	$1,581	$1,439	$142	10%
Percentage of total net revenue	31%	31%			31%	32%
Consumer operating income	$251	$220	$31	14%	$762	$656	$106	16%
Percentage of Consumer revenue	48%	44%			48%	46%

Consumer segment revenues increased as a result of continued growth in our internet security products and services. We also experienced a favorable foreign currency exchange effect on our international revenue of approximately $3 million and $49 million for the three and nine months ended December 30, 2011, respectively, as compared to the same periods last year.

Operating income for the Consumer segment increased due to increases in revenue discussed above coupled with lower advertising and promotion expenses, partially offset by increases in salaries and wages of $11 million and $34 million, for the three and nine months ended December 30, 2011, respectively, as compared to the same periods last year. The increase in consumer revenue was also offset by an adverse foreign currency exchange effect which increased total expenses for the Consumer segment by $1 million and $20 million, respectively, for the three and nine months ended December 30, 2011, as compared to the same periods last year.

Security and Compliance segment

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Security and Compliance revenue	$511	$435	$76	17%	$1,462	$1,173	$289	25%
Percentage of total net revenue	30%	27%			29%	26%
Security and Compliance operating income	$139	$52	$87	167%	$329	$199	$130	65%
Percentage of Security and Compliance revenue	27%	12%			23%	17%

Security and Compliance revenue increased for the three months ended December 30, 2011, as compared to the same period last year, as a result of net growth in revenues from our existing products of $73 million and a favorable foreign currency exchange effect of $3 million.

Security and Compliance revenue increased for the nine months ended December 30, 2011, as compared to the same period last year, as a result of net growth in revenues from our existing products of $63 million and $181 million from our fiscal 2011 acquisitions, and a favorable foreign currency exchange effect of $45 million.

For the three months ended December 30, 2011 operating income for the Security and Compliance segment increased due to increases in revenue discussed above and reduced advertising and promotion expenses, as compared to the same period last year. For the nine months ended December 30, 2011, operating income increased due to increases in revenue discussed above, partially offset by increases in salaries and wages of $76 million related to headcount increases as a result of growth in this segment, and increases in cost of sales and equipment costs of $44 million and $18 million, respectively, as compared to the same period last year. For the three and nine months ended December 30, 2011, the increase in revenue was also offset by an adverse foreign currency exchange effect, which increased total expenses for the Security and Compliance segment by $2 million and $22 million, respectively, as compared to the same periods last year.

Storage and Server Management segment

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Storage and Server Management revenue	$617	$600	$17	3%	$1,819	$1,681	$138	8%
Percentage of total net revenue	36%	37%			36%	37%
Storage and Server Management operating income	$241	$276	$(35)	(13)%	$778	$790	$(12)	(2)%
Percentage of Storage and Server Management revenue	39%	46%			43%	47%

Storage and server management revenue increased for the three months ended December 30, 2011, as compared to the same period last year, by $14 million as a result of our fiscal 2012 acquisition.

Storage and server management revenue increased for the nine months ended December 30, 2011, as compared to the same period last year, as a result of net growth in revenues of our existing products of $46 million and $34 million from our fiscal 2012 acquisition, and a favorable foreign currency exchange effect of $58 million.

Operating income for the Storage and Server Management segment decreased as a result of an increase in salaries and wages related to sales and marketing personnel of $26 million and $84 million, for the three and nine months ended December 30, 2011. Cost of sales increased due to increased technical support costs and growth of our appliances business of $44 million and $17 million, respectively. In addition, changes in foreign currency exchange rates increased total operating expenses for the Storage and Server Management segment by $6 million for the nine months ended December 30, 2011. These increases in costs were partially offset by the increase in revenue discussed above for the three and nine months ended December 30, 2011, as compared to the same periods last year.

Services segment

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Services revenue	$62	$71	$(9)	(13)%	$187	$224	$(37)	(17)%
Percentage of total net revenue	3%	5%			4%	5%
Services operating income	$11	$2	$9	450%	$28	$2	$26	*
Percentage of Services revenue	18%	3%			15%	1%

*	Percentage not meaningful

Services revenue decreased for the three and nine months ended December 30, 2011, as compared to the same periods last year, as we continue to support the transition of our consulting services to specialized partners.

Services operating income increased for the three and nine months ended December 30, 2011, as compared to the same periods last year, as various cost control initiatives led to better margins.

Other segment

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
($ in millions)
Other revenue	$—	$—	$—	*	$—	$—	$—	*
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(342)	$(321)	$(21)	7%	$(1,010)	$(1,006)	$(4)	0%
Percentage of Other revenue	*	*			*	*

*	Percentage not meaningful

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

Net revenue by geographic region

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$302	$289	$13	4%	$904	$837	$67	8%
Security and Compliance Segment	275	242	33	14%	776	657	119	18%
Storage and Server Management Segment	321	297	24	8%	940	868	72	8%
Services Segment	34	34	—	0%	102	111	(9)	(8)%

Total Americas	$932	$862	$70	8%	$2,722	$2,473	$249	10%
Percentage of total net revenue	55%	54%			54%	55%
EMEA (Europe, Middle East, Africa)
Consumer Segment	$133	$129	$4	3%	$415	$369	$46	12%
Security and Compliance Segment	132	117	15	13%	394	322	72	22%
Storage and Server Management Segment	187	200	(13)	(7)%	543	526	17	3%
Services Segment	16	25	(9)	(36)%	49	76	(27)	(36)%

Total EMEA	$468	$471	$(3)	(1)%	$1,401	$1,293	$108	8%
Percentage of total net revenue	27%	29%			28%	28%
Asia Pacific/Japan
Consumer Segment	$90	$80	$10	13%	$262	$233	$29	12%
Security and Compliance Segment	104	76	28	37%	292	194	98	51%
Storage and Server Management Segment	109	103	6	6%	336	287	49	17%
Services Segment	12	12	—	0%	36	37	(1)	(3)%

Total Asia Pacific/ Japan	$315	$271	$44	16%	$926	$751	$175	23%
Percentage of total net revenue	18%	17%			18%	17%
Total net revenue	$1,715	$1,604	$111	7%	$5,049	$4,517	$532	12%

Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by $8 million and $158 million for the three and nine months ended December 30, 2011, respectively, as compared to the same periods last year.

Our international revenue is and will continue to be a significant portion of our net revenue. As a result, net revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
	($ in millions)
Cost of content, subscription, and maintenance	$233	$233	$—	0%	$695	$667	$28	4%
Percentage of related revenue	16%	17%			16%	17%
Cost of license	$16	$7	$9	129%	$33	$16	$17	106%
Percentage of related revenue	6%	3%			5%	2%
Amortization of acquired product rights	$22	$24	$(2)	(8)%	$67	$92	$(25)	(27)%
Percentage of total net revenue	1%	1%			1%	2%

Total cost of revenue	$271	$264	$7	3%	$795	$775	$20	3%

Gross margin	84%	84%			84%	83%

Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three and nine months ended December 30, 2011, as compared to the same periods last year, primarily due to higher technical support costs.

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliances, manufacturing and direct material costs. Cost of license increased in the three and nine months ended December 30, 2011, as compared to the same periods last year, as a result of the increased volume of appliance sales.

Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the nine months ended December 30, 2011, as compared to the same period last year is primarily due to certain acquired product rights from our various past acquisitions becoming fully amortized during the first quarter of fiscal 2011.

Operating Expenses

Our operating expenses increased during the three and nine months ended December 30, 2011, as compared to the same periods last year, due to higher salary and wages and the adverse impact of the change in foreign currency exchange rates, offset by cost savings generated from our restructuring plans discussed below.

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
				($ in millions)
Sales and marketing expense	$711	$704	$7	1%	$2,073	$1,889	$184	10%
Percentage of total net revenue	41%	44%			41%	42%
Research and development expense	$242	$220	$22	10%	$728	$636	$92	14%
Percentage of total net revenue	14%	14%			14%	14%
General and administrative expense	$113	$97	$16	16%	$324	$290	$34	12%
Percentage of total net revenue	7%	6%			6%	6%
Amortization of other purchased intangible assets	$73	$70	$3	4%	$217	$198	$19	10%
Percentage of total net revenue	4%	4%			4%	4%
Restructuring and transition	$5	$20	$(15)	(75)%	$25	$88	$(63)	(72)%
Percentage of total net revenue	0%	1%			0%	2%

As a percentage of revenue, Sales and marketing, Research and development and General and administrative expenses remained consistent during the three and nine months ended December 30, 2011.

During the three months ended December 30, 2011, Sales and marketing expenses increased as compared to the same period last year, primarily as a result of increased salaries and wages of $27 million, partially offset by a decrease in advertising costs of $24 million and a favorable foreign currency exchange effect of $2 million. During the nine months ended December 30, 2011, Sales and marketing expenses increased as compared to the same period last year, primarily as a result of increased salaries and wages of $120 million, and an adverse foreign currency exchange effect of $60 million, partially offset by a decrease in outside services costs of $20 million.

Research and development expenses increased during the three and nine months ended December 30, 2011, as compared to the same periods last year, primarily due to increased salaries and wages of $19 million and $85 million, and an adverse foreign currency exchange effect of $3 million and $12 million, respectively.

General and administrative expenses increased during the three and nine months ended December 30, 2011, as compared to the same periods last year due to increased salaries and wages of $3 million and $25 million, respectively.

Other purchased intangible assets are comprised of customer relationships and tradenames. The increase in amortization of other purchased intangible assets for the three months ended December 30, 2011 compared to the same period last year was primarily due to the acquisition of Clearwell. The increase in amortization of other purchased intangible assets for the nine months ended December 30, 2011 compared to the same period last year was primarily due to our fiscal 2011 acquisitions and the acquisition of Clearwell.

Restructuring and transition charges consist of severance, facilities, and transition and other related costs. For the three months ended December 30, 2011, we recognized $5 million of transition and other related costs. For the nine months ended December 30, 2011, we recognized $2 million of severance, $5 million of facilities costs, and $18 million of transition and other related costs. For the three months ended December 31, 2010, we recognized $12 million of severance, $4 million of facilities, and $4 million of transition and other related costs. For the nine months ended December 31, 2010, we recognized $51 million of severance, $24 million in facilities costs, and $13 million of transition and other related costs, respectively. Transition charges are expected to continue in future quarters as we are at the initial stage of implementation of a new Enterprise Resource Planning system. For further information on restructuring and transition, see Note 8 of the Notes to Condensed Consolidated Financial Statements.

During the nine months ended December 31, 2010, we recognized an impairment of $1 million on certain land and buildings classified as held for sale. These impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell.

Non-operating Income and Expense

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
				($ in millions)
Interest income	$2	$3			$10	$7
Interest expense	(27)	(37)			(87)	(106)
Other income (expense), net	(2)	(18)			(4)	(3)
Loss on early extinguishment of debt	—	—			—	(16)

Total	$(27)	$(52)	$25	48%	$(81)	$(118)	$37	31%

Percentage of total net revenue	(2)%	(3)%			(2)%	(3)%

Non-operating expense decreased for the three and nine months ended December 30, 2011 as a result of lower interest expenses due to our repayment of the $1.1 billion convertible senior note that we issued in fiscal 2007. In the second quarter of fiscal 2011 and the first quarter of fiscal 2012, we made payments of $500 million and $600 million, respectively, to retire these notes.

Provision for income taxes

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
				($ in millions)
Provision for income taxes	$32	$35	$(3)	(9)%	$166	$75	$91	121%
Effective tax rate on earnings	12%	20%			21%	14%

The effective tax rate was approximately 12% and 21% for the three and nine months ended December 30, 2011 respectively, and 20% and 14% for the three and nine months ended December 31, 2010, respectively.

As discussed below, we recognized a $52 million tax benefit arising from the Veritas 2002 through 2005 IRS Appeals matters partially offset by a $4 million tax expense resulting from a change in valuation allowance for certain deferred tax assets in the three and nine months ended December 30, 2011. We further recognized $2 million of tax expense and an additional $14 million tax benefit in the three and nine months ended December 30, 2011, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, and adjustments of prior year items. The tax expense was reduced by a $39 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below) for the nine months ended December 31, 2010, as well as by $11 million and $26 million in tax benefits during the three months and nine months ended December 31, 2010, respectively, for discrete events primarily related to tax settlements and lapses of statutes of limitations, and adjustments of prior year items.

The provision for the nine-month periods ended December 30, 2011 and December 31, 2010 otherwise reflects a forecasted tax rate of 29% and 28%, respectively (excluding the tax benefit from our joint venture with Huawei; see Note 6 of the Notes to Condensed Consolidated Financial Statements). We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes. The jurisdictional mix of earnings and the effective tax rate on internationally-derived earnings are relatively consistent in both nine-month periods presented. Substantially all of the foreign earnings were generated by subsidiaries in Ireland and Singapore.

On December 10, 2009, the U.S. Tax Court issued its opinion in Veritas v. Commissioner, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary in the 2000 to 2001 tax years. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment based on the U.S. Tax Court decision. As a result of the agreement, we reduced our liability for unrecognized tax benefits, resulting in a $39 million tax benefit in the first quarter of fiscal 2011. This matter has now been closed and no further adjustments to the accrued liability are expected.

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the December 2011 quarter, we have remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $30 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Loss from joint venture

	Three Months Ended				Nine Months Ended
	December 30, 2011	December 31, 2010	Change in		December 30, 2011	December 31, 2010	Change in
			$	%			$	%
				($ in millions)
Loss from joint venture	$—	$10	$(10)	(100)%	$27	$21	$6	29%
Percentage of total net revenue	0%	1%			1%	0%

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

As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, we announced our sale of our interest in the joint venture on November 14, 2012. We expect to complete this transaction as soon as practicable, pending regulatory approval.

For the three and nine months ended December 30, 2011, we recorded a loss of $0 million and $27 million, respectively, related to our share of the joint venture’s net loss incurred for the period from July 1, 2011 to September 30, 2011 and January 1, 2011 to September 30, 2011. For the three and nine months ended December 31, 2010, we recorded a loss of approximately $10 million and $21 million related to our share of the joint venture’s net loss for the period from July 1, 2010 to September 30, 2010 and the period from January 1, 2010 to September 30, 2010, respectively.

Noncontrolling interest in VeriSign Japan

In the second quarter of fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary, VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For the three and nine months ended December 30, 2011, the gain attributable to the noncontrolling interest in VeriSign Japan was approximately $1 million and $0 million, respectively. For the three and nine months ended December 31, 2010, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $0 million and $2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of December 30, 2011, we had cash and cash equivalents of $2.3 billion resulting in a net liquidity position of approximately $3.3 billion, which is defined as cash and cash equivalents and unused availability of the credit facility.

Senior Notes. In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% Notes due December 15, 2015 and $750 million in principal amount of 4.20% Notes due December 15, 2020, for an aggregate principal amount of $1.1 billion.

Revolving Credit Facility. In the second quarter of fiscal 2011, we also entered into a $1 billion senior unsecured revolving credit facility that expires in December 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 30, 2011, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

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

Acquisition-Related. For the nine months ended December 30, 2011, we acquired Clearwell for an aggregate payment of $364 million, net of cash acquired. For the nine months ended December 31, 2010, we acquired PGP Corporation, GuardianEdge Technologies, Inc. and the identity and authentication business of VeriSign, Inc, for an aggregate amount of $1.5 billion, net of cash acquired.

Convertible Senior Notes. During the nine months ended December 30, 2011, the remaining balance of our 0.75% Notes matured and we settled with the holders with a cash payment of $600 million. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion. During the nine months ended December 31, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% Notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.

Stock Repurchases. For the nine months ended December 30, 2011, we repurchased 39 million shares, or $693 million, of our common stock. For the nine months ended December 31, 2010, we repurchased 46 million shares, or $690 million, of our common stock. As of December 30, 2011, we had $184 million remaining under the plan authorized for future repurchases.

U.S. Tax. As of December 30, 2011, $1.7 billion in cash, cash equivalents, and/or marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed these funds to support our operations in the U.S.

Cash Flows

The following table summarizes selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 30, 2011	December 31, 2010
	(In millions)
Net cash provided by (used in):
Operating activities	$1,214	$1,105
Investing activities	(611)	(1,678)
Financing activities	(1,216)	(51)

Operating Activities

Net cash provided by operating activities was $1.2 billion for the nine months ended December 30, 2011, which resulted from net income of $613 million adjusted for non-cash items, which largely included depreciation and amortization charges of $530 million, stock-based compensation expense of $123 million, and an increase in deferred income taxes of $38 million. These amounts were partially offset by decreases in deferred revenue of $108 million.

Net cash provided by operating activities was $1.1 billion for the nine months ended December 31, 2010, which resulted from net income of $427 million adjusted for non-cash items, which largely included depreciation and amortization charges of $561 million and stock-based compensation expense of $108 million.

Investing Activities

Net cash used in investing activities was $611 million for the nine months ended December 30, 2011, which was due to payments for acquisitions, net of cash acquired, of $364 million, $199 million paid for capital expenditures, and $47 million for available-for-sale securities.

Net cash used in investing activities was $1.7 billion for the nine months ended December 31, 2010, which was due to $1.5 billion of payments for acquisitions, net of cash acquired, and $185 million paid for capital expenditures.

Financing Activities

Net cash used in financing activities was $1.2 billion for the nine months ended December 30, 2011, which was due to the extinguishment of our outstanding 0.75% Notes of $600 million and repurchases of our common stock of $693 million.

Net cash used in financing activities was $51 million for the nine months ended December 31, 2010, which was due to repurchases of common stock of $690 million and repayment of debt of $510 million, partially offset by proceeds from debt issuance, net of discount, of $1.1 billion and net proceeds from sales of common stock through employee stock plans of $66 million.

Contractual Obligations

There have been no significant changes during the nine months ended December 30, 2011 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011, other than the extinguishment of our $600 million principal amount of 0.75% convertible senior notes. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the nine months ended December 30, 2011 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2011.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended December 30, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
October 1, 2011 to October 28, 2011	4	$17.37	4	$324
October 29, 2011 to November 25, 2011	8	$16.36	8	$196
November 26, 2011 to December 30, 2011	1	$15.98	1	$184

Total	13	$16.69	13

For information regarding our stock repurchase programs, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01 *	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/01/11

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS ††	XBRL Instance Document					X

101.SCH ††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL ††	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF ††	XBRL Taxonomy Definition Linkbase Document					X

101.LAB ††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE ††	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: January 31, 2012

SYMANTEC CORPORATION

Q3 FY12 Form 10-Q

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
10.01 *	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/01/11

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS ††	XBRL Instance Document					X

101.SCH ††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL ††	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF ††	XBRL Taxonomy Definition Linkbase Document					X

101.LAB ††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE ††	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.