Form 10-K
period 2012-03-30
SYMANTEC CORP
filed 2012-05-21
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 30, 2011 as reported on the Nasdaq Global Select Market: $12,043,599,957.

Number of shares outstanding of the registrant’s common stock as of April 27, 2012: 720,745,832

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 30, 2012

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

Overview

Symantec is a global provider of security, storage, and systems management solutions that help organizations and consumers secure and manage their information-driven world. Our software and services protect against advanced threats enabling confidence wherever information is used or stored.

Founded in 1982, Symantec has operations in over 50 countries and our principal executive offices are located at 350 Ellis Street, Mountain View, California, 94043. Our telephone number at that location is (650) 527-8000. Our Internet home page is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Strategy

Symantec is committed to protecting people and information, independent of device, platform or location. We deliver solutions that allow customers to access information via a variety of devices when they need it and make it available only to those who should have access to it. Our objective is to continue growing our core businesses, which are further described below, while driving growth from our emerging businesses and delivering innovative new solutions to stay at the forefront of long-term trend opportunities. Our strategy for success includes delivering solutions that meet the needs of customers from consumers to the largest enterprises, and across all geographies. We leverage our technology across multiple delivery models, including cloud, or Software-as-a-Service (“SaaS”), fully-integrated appliances, managed services, and traditional on-premise software to strengthen and differentiate our core businesses as well as drive growth in our emerging opportunities.

Symantec’s core businesses operate in three primary markets: security, backup and recovery, and storage management.

•

Security. Protecting important information has become increasingly difficult as the sophistication and determination of attackers continues to grow. We develop and deliver essential protection for consumer and enterprise customers so that they can protect information wherever it resides, whether in servers, computers, mobile devices, or in the cloud. We will continue to focus on leading innovation and research as we seek to keep us ahead of the rapidly changing threat environment in order to keep our customers’ information safe.

•

Back-up and Recovery. Effective backup, recovery, and eDiscovery continue to be high priorities as organizations seek to better manage information growth and maximize operational efficiency in both physical and virtual environments. For enterprise customers we have simplified the purchase and deployment process by combining our leading backup, recovery, and deduplication technologies in either integrated backup appliances or on-premise software solutions, effective in both virtual and physical environments. Consumers are also creating unprecedented amounts of digital information that they want to protect. We offer consumers cloud-based backup.

•

Storage Management. Enterprises are increasingly under pressure to reduce costs by optimizing storage utilization and accelerating cloud and virtualization adoption. In the datacenter, we provide hardware agnostic storage management and high-availability solutions to manage a heterogeneous storage infrastructure and run mission critical applications with confidence in both physical and virtual environments.

We are also strategically investing in emerging businesses which grow faster than our core businesses. These include: data loss prevention, managed security services, user authentication, backup appliances, eDiscovery, cloud-based backup, consumer services, and business critical services. Businesses are increasingly adopting cloud, virtualization, and mobile technologies to reduce the cost of their IT infrastructures and enhance access to their information. Our broad portfolio of capabilities positions us to also capitalize on our key growth initiatives in cloud, virtualization and mobile technologies.

•

Cloud-based computing services: We have a broad portfolio of cloud-delivered solutions, from SaaS security to online backup and archiving. For customers adopting public and private cloud-based solutions, we offer a protection platform that ensures information remains secure.

•

Virtualization capabilities: Our leading backup, security, and storage management solutions can be deployed in both physical and virtual environments. Through a single management console, customers can secure, manage, and backup their virtual environments from the datacenter to the endpoint.

•

Mobility solutions: Our enterprise mobility solutions extend corporate security policies to personally owned devices, allowing employees to bring their own device to work without compromising information security. Our consumer solutions deliver unique services for smart phones and tablets, combining anti-theft features with powerful anti-malware to protect users’ important data from loss, theft, viruses, and other threats.

Business Developments and Highlights

During fiscal 2012, we took the following actions in support of our business strategy:

•

We released new solutions for mobile management to extend native controls to activate, secure, and manage Apple iOS devices. We shipped data loss prevention (“DLP”) for Tablets to extend DLP software to new mobile endpoints. We delivered nine new mobile solutions for consumers to protect information against top of mind concerns such as anti-theft, identity protection, and safe web searching for mobile devices.

•

We released new solutions for the cloud such as O3 Cloud Identity and Access Control which leverages an enterprise’s existing identity infrastructure to enable single sign-on across multiple web applications. We delivered a variety of SaaS offerings including cloud-based solutions for endpoint protection, backup, and archiving.

•

We released new solutions for Small and Medium Businesses (“SMB”) including backup software featuring a simplified user interface designed for the growing business and enterprise-class threat detection technologies with simple-to-use features and performance improvements.

•

We released new solutions for the enterprise. NetBackup delivers backup, recovery, and deduplication software providing faster backup speeds, Snapshot management, and simplified search and recovery functionality. We shipped a backup appliance that protects virtual and physical systems and is fully integrated with deduplication technology. Backup Exec is deployable in virtualized environments. Endpoint protection secures against today’s sophisticated threats for both physical and virtual environments. We delivered storage management software allowing customers to use their existing infrastructure to build and manage resilient private clouds that span multiple virtualization technologies, operating systems, and storage platforms. We jointly developed with VMware Application High Availability enabling organizations to virtualize their business critical applications with service levels at or above traditional physical environments. Data Insight is software to track ownership and usage of unstructured data in large enterprise environments.

•

We released new solutions for the consumer that allows customers to purchase and manage security for multiple devices and platforms all from a single cloud-based console with the help of dedicated support advisors. We shipped comprehensive protection across multiple devices and platforms such as Android, Windows, and Macintosh. We delivered new versions of our Norton 360, Norton Internet Security, and Norton AntiVirus, the industry’s leading security for Windows and Mac’s along with a new version of Norton Online Backup and a portfolio of mobile protection applications.

•

We acquired the following companies: Clearwell Systems Inc. (“Clearwell”), a recognized leader in the eDiscovery market, to provide customers with a comprehensive information management solution by bringing together eDiscovery, archiving and backup products. We extended our cloud portfolio with the acquisition of LiveOffice LLC (“LiveOffice”), a SaaS-based archiving provider, to extend our information management solution to the cloud or as a hybrid solution. We also acquired a mobile device company that provides customers with a management foundation to enroll and manage necessary device settings across a broad range of platforms.

•

We sold our share of the Huawei Symantec joint venture to Huawei for $530 million. We exited the joint venture with a return on investment. We grew our appliance business and increased our market penetration in China.

•	We repurchased 51 million shares of our common stock for an aggregate amount of $893 million.

Operating Segments and Products

Our operating segments are strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other.

Consumer

Our Consumer segment helps customers deal with increasingly complex threats, the proliferation of smart mobile devices, the need for identity protection, and the rapid increase in digital consumer data, such as photos, music, and videos. For individual users and home offices, we offer premium, full-featured security suites and personalized membership offerings for multiple platforms and devices, including PC’s, Macs, and Android-based phones and tablets, as well as related services such as online backup, family safety, and PC tune-up.

We continue to acquire customers through a diversified channel strategy. We retain and leverage our large customer base through auto-renewal subscriptions, seek to up-sell customers from point products to multi-product suites, and cross-sell additional products and services. We also provide a variety of free tools and services that offer consumers added value and provide an opportunity to develop ongoing communication.

Our award-winning Norton 2012 products include our innovative reputation-based security, a technology that provides real-time threat detection. During fiscal 2012, we introduced multiple new mobile solutions, including Norton One, a premium membership service that allows consumers to buy and manage their security software across a wide range of platforms and devices through a cloud-based management console and provides a personalized experience with premium support. Our primary consumer products include: Norton 360, Norton Internet Security, Norton AntiVirus, Norton Online Backup, Norton Mobile Security, Norton Live Services, and our newly released Norton One and Norton 360 Everywhere.

Security and Compliance

Our Security and Compliance solutions help organizations protect their information and systems. Our solutions not only provide the strongest protections but help organizations standardize, automate, and reduce the costs of day-to-day security activities. We offer security solutions that integrate multiple layers of protection and simplify management. Our primary solutions in this segment address the following areas:

Threat and Risk Management

Our threat and risk management solutions allow customers to develop and enforce IT policies, automate IT risk management processes, and demonstrate compliance with industry standards and regulations. Organizations are provided the visibility and security intelligence needed to identify when they are under attack so that they can respond rapidly. In addition, our Managed Security Services extend our security expertise through a combination of fully managed onsite activities, on-call assistance and remote monitoring. Products include: Security Incident Management (SIM), Managed Security Services and Control Compliance Suite.

Infrastructure Protection

We provide solutions that allow customers to secure their endpoints, messaging, and Web environments in addition to defending critical servers, either physically or virtually. Our solutions include market leading technologies which leverage our global intelligence network making them some of the most effective and fastest performing solutions for identifying and stopping the latest attacks. In addition, we keep systems safe by protecting their connections. Our enterprise authentication services enable organizations to protect assets by ensuring the true identity of a device, system, or application and using Secure Socket Layer (“SSL”) to encrypt data in transit. Products include: Endpoint Protection for enterprise and small business, Protection Suites, Mail and Web Security, and Trust Services.

Information and Identity Protection

We help businesses proactively protect their information by taking a content-aware approach. This includes enabling businesses to identify the owners of specific information, locating sensitive data and identifying those with access to it, and encrypting and preventing sensitive material from leaving an organization. In addition, we offer two-factor authentication and cloud-based single sign-on to better protect the identities of an organization’s employees. Products include: Data Loss Prevention, Data Insight, Encryption, O3, Validation and Identity Protection, and Managed Public Key Infrastructure (“PKI”).

Mobility and Systems Management

Our mobile solutions help organizations embrace the “Bring Your Own Device” trend by allowing users to select their devices of choice while securing corporate data, gaining visibility and control of all mobile platforms, and enforcing security policies. Systems management capabilities help IT organizations provide faster and more predictable service to their businesses. Our integrated solutions ensure that organizations are able to easily support new technology changes, quickly adapt to changing processes and business needs, and provide the necessary insight to make more intelligent, data-driven decisions. Products include: Mobile Management, Device and Application Management, and IT Management Suite.

Cloud-Delivered Security Services

Our SaaS offerings provide customers the flexibility to manage their business requirements using hosted services across a wide range of our security and backup solutions. Services include: the Symantec.cloud portfolio and SSL Certificates.

Storage and Server Management

Our Storage and Server Management segment consists of information management and storage management solutions. We enable organizations to secure and manage the information-driven world by leveraging our backup and recovery, archiving, eDiscovery, storage management, and high availability solutions. Our offerings enable companies to standardize on a single layer of infrastructure software, work on all major distributed operating systems, and support storage devices, databases, and applications in both physical and virtual environments.

Intelligent Information Management

Our Intelligent Information Management business, which includes software, appliances and SaaS based offerings, is driven by the rapid growth of information, data duplication, and virtual environments. We help SMB and enterprise organizations protect their information. With our solutions, customers can back up and deduplicate data closer to information sources to reduce storage consumption. Our archive, eDiscovery, and intelligent information governance solutions allow organizations to bridge the gap between their business, legal, and IT groups, and reduce their risks and costs. Products include: NetBackup, Backup Exec, Enterprise Vault, Enterprise Vault.cloud, and eDiscovery.

Storage Management and High Availability

Our Storage Management and High Availability business is driven by our customers’ need to maintain high service levels and reduce overall storage costs through improved utilization of existing systems, virtualization, and cloud infrastructure offerings. Our products help customers simplify their datacenters by standardizing storage management across their environment for more efficient and effective use of their existing storage investments. With our solutions, customers can build scalable, high-performance file-based storage systems onsite or in private or hybrid clouds utilizing commodity hardware. They also enable enterprises to manage large storage environments and ensure the availability of critical applications across physical and virtual environments. Products include: Storage Foundation, Cluster Server, Operations Manager, ApplicationHA, Data Insight, and VirtualStore.

Services

We deliver business critical, consulting and education services. Symantec Services help customers address information security, availability, storage, and compliance challenges at the endpoint and in complex, multi-vendor datacenter environments.

Other

The Other segment includes sunset products and unallocated general and administrative costs and is not considered an active business component of the Company.

Financial Information by Segment and Geographic Region

For information regarding our revenue by segment, revenue by geographical area, and property and equipment by geographical area, see Note 10 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed by each of our segments and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Sales and Go-To-Market Strategy

Our go-to-market network includes a direct sales force, broad eCommerce capabilities, and channel sales resources that support our ecosystem of partners worldwide. We also maintain important relationships with a number of Original Equipment Manufacturers (“OEMs”), Internet Service Providers (“ISPs”), and retail and online stores by which we market and sell our products.

Consumer

We sell our consumer products and services to individuals and home offices globally through a network of distribution partners and eCommerce channels. Our products are available to customers through our eCommerce platform, distributors, direct marketers, Internet-based resellers, system builders, ISPs, wireless carriers, and in retail locations worldwide. We have partnerships with OEMs globally to distribute our Internet security suites and our online backup offerings.

Consumer sales through our electronic distribution channels, which include our eCommerce portal, OEMs, electronic upgrades, and renewals, represented 86 percent of consumer revenue in fiscal 2012 while 14 percent of consumer sales came primarily from the retail channel.

Small and Medium Business

We sell and market our products and related services to small business customers through a partner channel consisting of SMB Specialized Partners around the world, who are specifically trained and certified to sell our solutions. This group includes value-added resellers, large account resellers, and managed service providers across all levels of the Symantec partner program. Our products, tailored specifically for the needs of small businesses with up to 250 employees, are also available on our eCommerce platform, as well as through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products.

Enterprise

We sell and market our products and related services to enterprise customers through our direct sales force of more than 4,500 sales employees and through a variety of indirect sales channels, which include value-added resellers, managed service providers, large account resellers, and system integrators. We also sell our products to businesses around the world through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products. Our sales efforts are primarily targeted to senior executives and IT department personnel responsible for managing a company’s IT initiatives.

Marketing and Advertising

Our marketing expenditures relate primarily to advertising and promotion, including demand generation and product recognition. Our advertising and promotion efforts include, among other things, electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. We also invest in cooperative marketing campaigns with distributors, resellers, retailers, OEMs, and industry partners.

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

Research and Development

Symantec embraces a global research and development (“R&D”) strategy to drive organic innovation. Engineers and researchers throughout the Company pursue advanced projects to translate R&D into customer solutions by creating new technologies and integrating our unique set of technology assets. Symantec focuses on short, medium, and long-term applied research, develops new products in emerging areas, participates in government-funded research projects, drives industry standards, and partners with universities to conduct research supporting Symantec’s strategy.

Symantec’s Security Technology and Response organization is a global team of security engineers, threat analysts, and researchers that provides the underlying functionality, content, and support for all enterprise, SMB, and consumer security products. Our security experts monitor malicious code reports collected through the Global Intelligence Network to provide insight into emerging attacks, malicious code activity, phishing, spam, and other threats. The team uses this vast intelligence to develop new technologies and approaches, such as Symantec’s reputation-based security technology, to protect customer information.

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $969 million, $862 million and $857 million in fiscal 2012, 2011 and 2010, respectively, representing approximately 14% of revenue in the respective periods. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

Support

Symantec has centralized support facilities throughout the world, staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our technical support experts assist customers with issue resolution and threat detection.

We provide consumers with various levels of support offerings. Consumers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products. Our standard consumer support program provides self-help online services and phone, chat, and email support to consumers worldwide. Our Norton One membership features elite-level support, which includes an under two-minute wait time for phone calls, an instant call back feature, and virus protection assurance.

We provide customers various levels of enterprise support offerings. Our enterprise security support program offers annual maintenance support contracts, including content, upgrades, and technical support. Our standard technical support includes: self-service options delivered by telephone or electronically during the contracted-for hours, immediate patches for severe problems, periodic software updates, and access to our technical knowledge base and frequently asked questions.

Customers

In fiscal 2012, there were no significant customers that accounted for more than 10% of our total net revenue. In fiscal 2011 and 2010, one distributor, Ingram Micro accounted for 10% of our total net revenue in both periods. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract.

Acquisitions

Our acquisitions are designed to enhance the features and functionality of our existing products and extend our product leadership in core markets. We consider time to market, synergies with existing products, and potential market share gains when evaluating the economics of acquisitions of technologies, product lines, or companies. We may acquire or dispose of other technologies, products and companies in the future.

Among the acquisitions we completed during fiscal 2012 are:

Company Name	Company Description	Date Acquired
Clearwell	A nonpublic provider of eDiscovery solutions.	June 24, 2011

LiveOffice	A nonpublic provider of message hosting and integrated message and social media management applications.	January 13, 2012

For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this annual report.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. We are focused on integration across our broad product portfolio and are including next-generation technology capabilities into our solution set to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry include product quality and effectiveness, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

In addition to the competition we face from direct competitors, we face indirect or potential competition from retailers, application providers, operating system providers, network equipment manufacturers, and other OEMs who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for spending at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, network equipment manufacturers and other OEMs to acquire technologies, products, or companies and to publish software developed by third parties. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers and enterprises by OEMs.

The competitive environments for each segment are described below.

Consumer

Some of the channels in which our consumer products are offered are highly competitive. Our competitors are intensely focused on customer acquisition, which has led competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary competitors in the Consumer segment are McAfee, Inc., owned by Intel Corporation (“McAfee”) and Trend Micro Inc. (“Trend Micro”). There are also several security companies and freeware providers that we compete against primarily in the EMEA and APJ regions. For our consumer backup offerings, our primary competitors are Carbonite, Inc. and Mozy, Inc., owned by EMC Corporation (“EMC”).

Security and Compliance

In the security and management markets, we compete against many companies that offer competing products to our solutions. Our primary competitors in the security and management market are McAfee, Microsoft Corporation (“Microsoft”), and Trend Micro. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions. In the authentication services market, our primary competitors are Comodo Group, Inc., RSA, the security division of EMC, Entrust, Inc., and GoDaddy.com, Inc. In the SaaS security market, our primary competitors are Google Inc.’s Postini Services and Microsoft. Our primary competitors in the managed services business are SecureWorks, Inc., owned by Dell, Inc. and Verizon Communications, Inc.

Storage and Server Management

The markets for storage management, backup, archiving, and eDiscovery are intensely competitive. Our primary competitors are CommVault Systems, Inc., EMC, Hewlett-Packard Company, IBM, and Oracle.

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

Trademarks, Patents, Copyrights, and Licenses

Symantec and the Symantec logo are trademarks or registered trademarks in the U.S. and other countries. In addition to Symantec and the Symantec logo, we have used, registered, or applied to register other specific trademarks and service marks to help distinguish our products, technologies, and services from those of our competitors in the U.S. and foreign countries and jurisdictions. We enforce our trademark, service mark, and trade name rights in the U.S. and abroad. The duration of our trademark registrations varies from country to country, and in the U.S. we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use.

We have more than 1,500 patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

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

Seasonality

As is typical for many large software companies, our business is seasonal. Software license and maintenance orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. A decline in license and maintenance orders is typical in the first quarter of our fiscal year as compared to license and maintenance orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of software license and maintenance orders in the last month of a quarter, with orders concentrated in the latter part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed and other revenue recognition criteria are met, and because a significant portion of our in-period revenue comes from our deferred revenue balance.

Employees

As of March 30, 2012, we employed more than 20,500 people worldwide, approximately 45 percent of whom reside in the U.S. Approximately 7,100 employees work in sales and marketing; 6,800 in research and development; 5,100 in support and services; and 1,500 in management, manufacturing, and administration.

Available Information

Our Internet address is www.symantec.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”) on our investor relations website located at www.symantec.com/invest. The information contained, or referred to, on our website is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, levels of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products and solutions declines, whether due to general economic conditions or a shift in buying patterns, our revenues and margins would likely be adversely affected.

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

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers

•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as mobile devices

•	Entering into new or unproven markets with which we have limited experience, including the delivery of solutions in an appliance form factor

•

Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions

•	Addressing trade compliance issues affecting our ability to ship our products

•	Developing or expanding efficient sales channels

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

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.

Our traditional competitors include independent software vendors that offer software products that directly compete with our product offerings. We expect that competition will intensify as a result of future software industry consolidation. In addition to competing with these vendors directly for sales to end-users of our products, we compete with them for the opportunity to have our products bundled with the product offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our products with the products of our competitors or if these partners more actively promote our competitors’ products than our products. In addition, software vendors who have bundled our products with theirs may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform. In the future, further product development by these vendors could cause our software applications and services to become redundant, which could significantly impact our sales and financial results.

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

Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is offered free of charge. Some companies offer the lower-priced or free security products within their computer hardware or software products that we believe are inferior to our products and SaaS offerings. Our competitive position could be adversely affected to the extent that our customers perceive these security products as replacing the need for more effective, full featured products and services such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our sales and financial results by causing, among other things, price reductions of our products, reduced profitability and loss of market share.

Many of our competitors have greater financial, technical, sales, marketing, or other resources than we do and consequently may have the ability to influence customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment, such as Intel Corporation’s acquisition of McAfee, could result in larger competitors that compete with us on several levels. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.

Our business models present execution and competitive risks.

In recent years, our SaaS offerings have become increasingly critical in our business. Our competitors are rapidly developing and deploying SaaS offerings for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop and deploy our own SaaS strategies. We cannot assure you that our investments in and development of SaaS offerings will achieve the expected returns for us or that we will be able to compete successfully in the marketplace. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support SaaS offerings. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this business model depends on our execution in a number of areas, including:

•	Continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share; and

•	Ensuring that our SaaS offerings meet the reliability expectations of our customers and maintain the security of their data.

Our increasing focus on the delivery of products in an appliance form factor creates new business and financial risks.

During fiscal 2012, we began shipping more products to customers in an appliance form factor, and we expect this trend to continue. The delivery of solutions in the form of appliances creates new business and financial risks, including the following:

•	increased cost of components and contract manufacturing, as we do not own our manufacturing facilities;

•	supply chain issues, including financial problems of contract manufacturers or component suppliers;

•	a shortage of adequate component supply or manufacturing capacity that increases our costs and/or causes a delay in order fulfillment;

•	excess inventory levels, which could lead to write-downs or obsolescence charges;

•	additional reserves for product returns;

•	challenges in managing our channel business;

•	tax and trade compliance complications; and

•	local field support of customers’ appliances.

We cannot assure you that we will continue to have success in our appliance business.

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

Risks related to the provision of our SaaS offerings could impair our ability to deliver our services and could expose us to liability, damage our brand and reputation or otherwise negatively impact our business.

We currently serve our SaaS-based customers from hosting facilities located across the globe. Damage to, or failure of, any significant element of these hosting facilities could result in interruptions in our service, which could harm our customers and expose us to liability. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our SaaS offerings are unreliable. As we continue to offer more of our software products in a SaaS-based delivery model, all of these risks could be exacerbated.

Our SaaS offerings also involve the storage and transmission of large amounts of our customers’ proprietary information, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise negatively impact our business. Despite our precautions and significant ongoing investments to protect against such breaches, our security measures could be breached at any time and could result in unauthorized third parties obtaining access to our, or our customers’ data. Any actual or perceived security vulnerabilities in our SaaS offerings could reduce sales, and constrain consumer and business customer adoption of our SaaS offering. In addition, the cost and operational consequences of implementing further security measures could be significant.

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

•

Substantial amounts of training for sales representatives to become productive in selling our products and services, including regular updates to cover new and revised products, and associated delays and difficulties in recognizing the expected benefits of investments in new products and updates.

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

We are currently planning and designing information systems enhancements, and problems with the design or implementation of these enhancements could interfere with our business and operations.

We are currently in the process of significantly enhancing our information systems, including planning and designing a new enterprise resource planning system. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the design or implementation periods, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business. Even if we do not encounter these adverse effects, the planning, designing and implementation may be much more costly than we anticipated. If we are unable to successfully plan, design or implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

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

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from our acquired businesses or to realize other anticipated benefits of acquisitions.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of our 1.00% convertible senior notes (“1.00% notes”) in June 2006, and 2.75% senior notes (“2.75% notes”) and 4.20% senior notes (“4.20% notes”), collectively referred to as the Senior Notes in September 2010, we have notes outstanding in an aggregate principal amount of $2.1 billion that mature at specific dates in calendar years 2013, 2015 and 2020, with approximately half of this indebtedness due in June 2013. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. The maintenance of our debt levels could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations. We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing.

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

•

Fluctuations in currency exchange rates, economic instability and inflationary conditions could reduce our customers’ ability to obtain financing for software products or that could make our products more expensive or could increase our costs of doing business in certain countries

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

In January 2012, we became aware of disclosure of the source code for 2006-era versions of certain of our Norton and pcAnywhere products, which we believe was the result of a theft of source code that occurred in 2006. Any unauthorized disclosure of a significant portion of this source code could result in the loss of future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue, operating margins, results of operations and cash flows, as well as our reputation. Unauthorized disclosure of the source code also could increase the security risks described under “Our software products, SaaS Offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales” below.

From time to time we are a party to class action and other lawsuits, which often require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

We have been named as a party to class action lawsuits, and we may be named in additional litigation. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant monetary damages or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

From time to time, we receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

Our software products, SaaS Offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

Fluctuations in our quarterly financial results have affected the price of our common stock in the past and could affect our stock price in the future.

Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control and which could adversely affect our operations and operating results. If our quarterly financial results or our predictions of future financial results fail to meet our expectations or the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure for one or more of our classes of products

•	Our ability to timely complete the release of new or enhanced versions of our products

•	Fluctuations in foreign currency exchange rates

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)

•	Our resellers making a substantial portion of their purchases near the end of each quarter

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter

•	Cancellation, deferral, or limitation of orders by customers

•	Changes in the mix or type of products sold, particularly as our business continues to evolve into new models such as SaaS and appliances

•	Movements in interest rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

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

If we are unable to adequately address increased customer demands on our technical support services, our relationships with our customers and our financial results may be adversely affected.

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

Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets

•	Impairment of goodwill and other long-lived assets

•	Stock-based compensation expense

•	Restructuring charges

•	Loss on sale of a business and similar write-downs of assets held for sale

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

Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

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

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts

•	Rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements

•	Changes in revenue and earnings estimates by us, our investors, or securities analysts

•	Accounting charges, including charges relating to the impairment of goodwill

•	Announcements of planned acquisitions or dispositions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer, partner, reseller or distributor

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and other crises or emergency situations

•	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate

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

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling approximately 1,141,000 square feet, of which 723,000 square feet is owned and 418,000 square feet is leased. We also lease an additional 157,000 square feet in the San Francisco Bay Area. Our leased facilities are occupied under leases that expire on various dates beyond fiscal 2018. The following table presents the approximate square footage of our facilities as of March 30, 2012:

	Approximate Total Square Footage (1)
Location	Owned	Leased
	(In thousands)
Americas	1,750	1,408
Europe, Middle East, and Africa	285	606
Asia Pacific/Japan	100	1,493
Latin America	—	72

Total	2,135	3,579

(1)

Included in the total square footage above are vacant, available-for-lease properties totaling approximately 395,000 square feet. Total square footage excludes approximately 132,000 square feet relating to facilities subleased to third parties.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3.	Legal Proceedings

Information with respect to this item may be found under the heading “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq Global Select Market.

	Fiscal 2012				Fiscal 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$18.74	$18.88	$20.00	$20.50	$18.80	$18.24	$15.75	$17.47
Low	$15.55	$14.94	$15.39	$17.97	$16.84	$14.76	$12.04	$13.58

As of March 30, 2012, there were 2,387 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock.

Repurchases of our equity securities

Stock repurchases during the three months ended March 30, 2012 were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
	(In millions, except per share data)
December 31, 2011 to January 27, 2012	—	$—	—	$1,184
January 28, 2012 to February 24, 2012	5	$17.85	5	$1,103
February 25, 2012 to March 30, 2012	7	$17.89	7	$984

Total	12	$17.88	12

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under various programs. On January 25, 2012, we announced that our Board of Directors approved a new $1 billion stock repurchase program. This program does not have an expiration date and as of March 30, 2012, $984 million remained authorized for future repurchases. For information regarding our stock repurchase programs, see Note 9 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

Stock performance graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Comparison of cumulative total return — March 31, 2007 to March 30, 2012

The graph below compares the cumulative total stockholder return on Symantec common stock from March 31, 2007 to March 30, 2012 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on March 31, 2007, and reinvestment of all dividends, although no dividends have been declared on Symantec common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Symantec Corporation, The S & P 500 Index

And The S & P Information Technology Index

	3/07	3/08	3/09	3/10	3/11	3/12
Symantec Corporation	100.00	96.07	86.36	97.85	107.17	108.09
S & P 500	100.00	94.92	58.77	88.02	101.79	110.48
S & P Information Technology	100.00	99.57	69.63	110.02	123.10	147.98

Item 6.	Selected Financial Data

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

Among the acquisitions we completed during the past five fiscal years are:

•	Clearwell Systems Inc. and LiveOffice LLC during fiscal 2012

•	Identity and authentication business of VeriSign, Inc., PGP Corporation, and GuardianEdge Technologies, Inc. during fiscal 2011

•	AppStream, Inc., SwapDrive, Inc., PC Tools Pty. Limited, and MessageLabs Group Limited during fiscal 2009

•	Altiris Inc. and Vontu Inc. during fiscal 2008

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in the Consolidated Financial Statements included in this annual report since their respective dates of acquisition.

Five-Year Summary

	Fiscal (a, b)
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$6,730	$6,190	$5,985	$6,150	$5,874
Operating income (loss)(c)	1,079	880	933	(6,470)	602
Net income (loss) attributable to Symantec Corporation stockholders(c)(d)	$1,172	$597	$714	$(6,786)	$410
Net income (loss) per share attributable to Symantec Corporation stockholders — basic(c)(d)	$1.58	$0.77	$0.88	$(8.17)	$0.47
Net income (loss) per share attributable to Symantec Corporation stockholders — diluted(c)(d)	$1.57	$0.76	$0.87	$(8.17)	$0.46
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	741	778	810	831	868
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	748	786	819	831	884
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,162	$2,950	$3,029	$1,793	$1,890
Total assets(c)	13,020	12,719	11,232	10,638	18,085
Deferred revenue	3,444	3,321	2,835	2,644	2,662
Current portion of long-term debt(f)	—	596	—	—	—
Long-term debt(e)(f)	2,039	1,987	1,871	1,766	1,669
Long-term deferred revenue	529	498	371	419	415
Symantec Corporation stockholders’ equity(c)	$5,094	$4,528	$4,548	$4,147	$11,229
Noncontrolling interest in subsidiary	78	77	—	—	—
Total stockholders’ equity(c)	$5,172	$4,605	$4,548	$4,147	$11,229

(a)	We have a 52/53-week fiscal year. Fiscal 2012, 2011, 2010 and 2008 were each comprised of 52 weeks of operations. Fiscal 2009 was comprised of 53 weeks of operations.

(b)	The summary reflects adjustments for the retrospective adoption of new authoritative guidance on convertible debt instruments in fiscal 2010.

(c)	During fiscal 2009, we recorded a non-cash goodwill impairment charge of $7.4 billion.

(d)

On February 5, 2008, we formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). During the fourth quarter of fiscal 2012, we sold our 49% ownership interest in the joint venture to Huawei for $530 million in cash. The gross proceeds of $530 million, offset by costs to sell the joint venture of $4 million, are included in “Gain from sale of joint venture” reflected in our fiscal 2012 Consolidated Statements of Income.

(e)	In fiscal 2011, we issued $350 million in principal amount of 2.75% notes due September 15, 2015 and $750 million in principal amount of 4.20% notes due September 15, 2020.

(f)

In fiscal 2007, we issued $1.1 billion principal amount of 0.75% convertible senior notes (“0.75% notes”) and $1.0 billion principal amount of 1.00% notes. In fiscal 2011, we repurchased $500 million aggregate principal amount of our 0.75% notes. Concurrently with this repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million. In fiscal 2012, the remaining balance of our 0.75% notes matured and we settled with the holders with a cash payment of $600 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our business

Symantec is a global provider of security, storage, and systems management solutions that help organizations and consumers secure and manage their information-driven world. Our software and services protect against advanced threats enabling confidence wherever information is used or stored.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal year and periods ended March 30, 2012, April 1, 2011 and April 2, 2010. Fiscal 2012, 2011, and 2010 each consisted of 52 weeks. Our 2013 fiscal year will consist of 52 weeks and will end on March 29, 2013.

Our operating segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal 2012, we modified our segment reporting structure to more readily match our operating structure, resulting in the movement of managed security services revenue and expenses from the Services segment to the Security and Compliance segment. For further description of our operating segments, see Note 10 of the Notes to Consolidated Financial Statements in this annual report. Our reportable segments are the same as our operating segments.

Financial results and trends

Revenue increased by $540 million for fiscal 2012, as compared to fiscal 2011, primarily driven by growth in our Security and Compliance segment, Consumer segment, and Storage and Server Management segment. Our strategic acquisitions have continued to contribute positively to our revenue in fiscal 2012. Of the total increase in revenue, approximately $486 million was due to the growth from our existing products and services and $54 million from our fiscal 2012 acquisitions. We expect that our acquisitions will continue to contribute positively to our revenue in future periods.

Our revenue grew both domestically and internationally in fiscal 2012 as compared to fiscal 2011. Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by $145 million for fiscal 2012 as compared to fiscal 2011 and unfavorably by $53 million for fiscal 2011 as compared to fiscal 2010. For fiscal 2012, we experienced the highest growth in revenue, on a percentage basis, in the Asia Pacific and Japan region followed by the Americas. We also experienced increases in revenue from the EMEA region despite overall weakness in the European economies.

Our revenue mix has gradually shifted to a greater proportion of Content, subscription, and maintenance revenue, particularly revenue derived from subscription arrangements. This shift in our revenue mix is indicative of our success in achieving a more subscription based revenue model and a greater mix of subscription sales as a percentage of total sales. Revenue derived from subscription arrangements is recognized ratably over the subscription period. We recognized fewer license sales during the fourth quarter of fiscal 2012, which are generally recognized upon delivery of the product.

Our operating expenses increased for fiscal 2012 as compared to fiscal 2011 by $304 million, due to an increase in the compensation expenses of $273 million and an adverse impact of the change in foreign currency exchange rates of $68 million. Compensation expense increased primarily due to an increase in headcount due to the overall growth of our business. Our operating expenses increased for similar reasons in fiscal 2011 as compared to fiscal 2010.

Our non-operating income in fiscal 2012 increased by $573 million over fiscal 2011 primarily due to the gain from the sale to Huawei of our ownership interest in the Huawei Symantec joint venture of $526 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements and related notes included in this annual report in accordance with generally accepted accounting principles in the United States, requires us to make estimates, including judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in the Consolidated Financial Statements included in this annual report, the resulting changes could have a material adverse effect on our Consolidated Statements of Income, and in certain situations, could have a material adverse effect on our liquidity and financial condition.

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

For software arrangements that include multiple elements, including perpetual software licenses and maintenance or services, packaged products with content updates, managed security services, and subscriptions, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $4.0 billion as of March 30, 2012, of which $529 million was classified as Long-term deferred revenue in the Consolidated Balance Sheets. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

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

As of March 30, 2012, our goodwill balance was $5.8 billion. Based on the impairment analysis performed on December 31, 2011, we determined that the fair value of each of our reporting units exceeded the carrying value of the unit by more than 10% of the carrying value. While discount rates are only one of several important estimates used in the analysis, we determined that an increase of one percentage point in the discount rate used for each respective reporting unit would not have resulted in an impairment indicator for any unit at the time of this analysis. In addition to the discount rate, the impairment test includes the consideration of a number of estimates, including growth rates, operating margins and cost forecasts, foreign exchange rates and the allocation of certain tangible assets to the reporting units. Based on the results of our impairment test, we do not believe that an impairment indicator exists as of our annual impairment test date.

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

Long-lived assets (including assets held for sale).     We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we assess recoverability of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by management to be commensurate with the risk inherent in our current business model. If an asset is not recoverable, impairment is measured as the difference between the carrying amount and its fair value. Our estimates of cash flows require significant judgment based on our historical and anticipated results and are subject to many factors which could change and cause a material impact to our operating results or financial condition. We record impairment charges on long-lived assets held for sale when we determine that the carrying value of the long-lived assets may not be recoverable. In determining fair value, we obtain and consider market value appraisal information from third parties.

Stock-based compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

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

We issue performance-based restricted stock units (“PRU”) representing hypothetical shares of our common stock. Each PRU grant reflects a target number of shares that may be issued to the award recipient. We determine the actual number of shares the recipient receives at the end of a three-year performance period as follows: (1) our achievement of an annual target earnings per share for the first fiscal year of grant and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. We estimate the fair value of PRUs using the Monte Carlo simulation model, as the total shareholder return (“TSR”) modifier contains a market condition.

In accordance with the authoritative guidance on stock compensation, we record stock-based compensation expense for awards that are expected to vest. As a result, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Although we estimate forfeitures based on historical experience, actual forfeitures may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record an adjustment for the difference in the period that the awards vest or are forfeited.

Contingencies and litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or legal proceedings, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

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

We account for uncertain tax positions pursuant to authoritative guidance based on a two-step approach to recognize and measure those positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, the refinement of estimates, or the realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Income in the period in which such determination is made.

We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

Total net revenue

		2012 vs. 2011			2011 vs. 2010
	Fiscal 2012	$	%	Fiscal 2011	$	%	Fiscal 2010
	($ in millions)
Content, subscription, and maintenance revenue	$5,823	$581	11%	$5,242	$217	4%	$5,025
Percentage of total net revenue	87%			85%			84%
License revenue	$907	$(41)	(4)%	$948	$(12)	(1)%	$960
Percentage of total net revenue	13%			15%			16%

Total net revenue	$6,730	$540	9%	$6,190	$205	3%	$5,985

Content, subscription, and maintenance revenue increased for fiscal 2012, as compared to fiscal 2011, primarily due to growth in revenue from our Security and Compliance segment of $339 million, Consumer segment of $152 million, and Storage and Server Management segment of $131 million, offset by a decrease in our Services segment of $41 million.

Content, subscription, and maintenance revenue increased for fiscal 2011, as compared to fiscal 2010, due to growth in revenue from our Security and Compliance segment of $139 million, Consumer segment of $70 million, and Storage and Server Management segment of $61 million, offset by a decrease in our Services segment of $52 million.

License revenue includes revenue from software licenses, appliances, and certain revenue sharing arrangements. License revenue decreased for fiscal 2012, as compared to fiscal 2011, primarily due to decreases from our Storage and Server Management segment of $29 million and Security and Compliance segment of $12 million.

License revenue decreased for fiscal 2011, as compared to fiscal 2010, primarily due to decreases in revenue from our Storage and Server Management segment of $41 million, partially offset by increases in revenues from the Security and Compliance segment of $17 million and from the Consumer segment of $13 million.

Net revenue and operating income by segment

Consumer segment

		2012 vs. 2011			2011 vs. 2010
	Fiscal 2012	$	%	Fiscal 2011	$	%	Fiscal 2010
	($ in millions)
Consumer revenue	$2,104	$151	8%	$1,953	$82	4%	$1,871
Percentage of total net revenue	31%			32%			31%
Consumer operating income	$1,013	$114	13%	$899	$39	5%	$860
Percentage of Consumer revenue	48%			46%			46%

Consumer revenue increased for fiscal 2012, as compared to fiscal 2011, primarily due to continued growth in our premium internet and security products of $156 million, which included a favorable foreign currency exchange effect of $39 million. Of the total Consumer revenue recognized in fiscal 2012, 86% was generated from our electronic channel sales, which are derived from online sales (including new subscriptions, renewals and upgrades).

Consumer revenue increased for fiscal 2011, as compared to fiscal 2010, primarily due to an increase in sales of our premium internet and security products of $91 million, which included an unfavorable foreign currency exchange effect of $10 million. Of the total Consumer revenue recognized in fiscal 2011, 84% was generated from our electronic channel sales, which are derived from online sales (including new subscriptions, renewals and upgrades).

Consumer operating income increased for fiscal 2012, as compared to fiscal 2011, primarily due to higher revenue of $151 million and lower advertising and promotion expenses of $22 million, partially offset by increased salaries and wages of $41 million and higher cost of revenue of $17 million. The increased salaries and wages expense was due to higher headcount compared to fiscal 2011. The increase in cost of revenue was primarily associated with the increased product revenue. The increase in operating income included a favorable foreign currency exchange effect of $28 million.

Consumer operating income increased for fiscal 2011, as compared to fiscal 2010, primarily due to increased revenue of $83 million, partially offset by increases in advertising and promotion expenses of $22 million, equipment costs of $11 million, and costs associated with the deployment of our new proprietary eCommerce platform. The increase in operating income included an unfavorable foreign currency exchange effect of $7 million.

Security and Compliance segment

		2012 vs. 2011			2011 vs. 2010
	Fiscal 2012	$	%	Fiscal 2011	$	%	Fiscal 2010
	($ in millions)
Security and Compliance revenue	$1,965	$327	20%	$1,638	$156	11%	$1,482
Percentage of total net revenue	29%			26%			25%
Security and Compliance operating income	$442	$182	70%	$260	$(141)	(35)%	$401
Percentage of Security and Compliance revenue	22%			16%			27%

Security and Compliance revenue increased for fiscal 2012, as compared to fiscal 2011, primarily due to increased sales of our information security products of $300 million, which included additional revenue of approximately $238 million from our user authentication and trust products and services. The total increase included a favorable foreign currency exchange effect of $43 million.

Security and Compliance revenue increased for fiscal 2011, as compared to fiscal 2010, primarily due to increased sales of our information security products of $209 million, which included additional revenue of $124 million from our user authentication and trust products. The increase was partially offset by decreases in enterprise security products revenue by $68 million. The total increase included an unfavorable foreign currency exchange effect of $5 million.

Security and Compliance operating income increased for fiscal 2012, as compared to fiscal 2011, primarily due to increased revenue of $327 million, partially offset by increased salaries and wages of $71 million and higher cost of revenue of $54 million. The increased salaries and wages expense was due to higher headcount compared to fiscal 2011. The higher cost of revenue was associated with revenue growth. The increase in operating income included a favorable foreign currency exchange effect of $23 million.

Security and Compliance operating income decreased for fiscal 2011, as compared to fiscal 2010, primarily due to expenses related to our fiscal 2011 acquisitions and higher sales commissions associated with the increase in deferred revenue in fiscal 2011. Our operating margins were adversely impacted by our fiscal 2011 acquisitions, largely because we were required under the purchase accounting rules to reduce the amount of deferred revenue that we recorded in connection with these acquisitions to an amount equal to the fair value of our estimated cost to fulfill the contractual obligations related to that deferred revenue. This deferred revenue adjustment negatively affected our operating margins because we recognized a lower portion of the revenue from these acquisitions, but we incurred all of the revenue-related expenses. The decrease in operating income included an unfavorable foreign currency exchange effect of $11 million.

Storage and Server Management segment

		2012 vs. 2011			2011 vs. 2010
	Fiscal 2012	$	%	Fiscal 2011	$	%	Fiscal 2010
	($ in millions)
Storage and Server Management revenue	$2,410	$103	4%	$2,307	$20	1%	$2,287
Percentage of total net revenue	36%			37%			38%
Storage and Server Management operating income	$977	$(86)	(8)%	$1,063	$(34)	(3)%	$1,097
Percentage of Storage and Server Management revenue	41%			46%			48%

Storage and Server Management revenue increased for fiscal 2012, as compared to fiscal 2011, primarily due to higher sales of our information management products of $126 million, which included $49 million from our fiscal 2012 acquisition of Clearwell Systems Inc. (“Clearwell”), partially offset by decreases in sales of $28 million of our storage management products. The total increase included a favorable foreign currency exchange effect of $52 million.

Storage and Server Management revenue increased for fiscal 2011, as compared to fiscal 2010, primarily due to higher sales of our information management products of $94 million, partially offset by lower sales of our storage management products of $67 million. The total increase included an unfavorable foreign currency exchange effect of $33 million.

Storage and Server Management operating income decreased for fiscal 2012, as compared to fiscal 2011, primarily due to higher salaries and wages of $139 million and higher cost of revenue of $59 million, partially offset by the increase in overall revenue. The increased salaries and wages expense was due to increased headcount over fiscal 2011, which was attributable to our Clearwell acquisition and growth in the business. The total decrease in operating income included a favorable foreign currency exchange effect of $48 million.

Storage and Server Management operating income decreased for fiscal 2011, as compared to fiscal 2010, primarily due to an unfavorable foreign currency exchange effect of $35 million.

Services segment

	Fiscal 2012	2012 vs. 2011		Fiscal 2011	2011 vs. 2010		Fiscal 2010
		$	%		$	%
	($ in millions)
Services revenue	$251	$(41)	(14)%	$292	$(53)	(15)%	$345
Percentage of total net revenue	4%			5%			6%
Services operating income	$39	$32	457%	$7	$(5)	(42)%	$12
Percentage of Services revenue	16%			2%			3%

We transitioned certain consulting services to specialized partners while we focus on our core software business. This resulted in decreased revenue for fiscal 2012 as compared to fiscal 2011. Services operating income increased for fiscal 2012, as compared to fiscal 2011, due to lower cost of revenue and salaries and wages as we transitioned certain consulting services to our partner led consulting program.

Services revenue and operating income decreased for fiscal 2011, as compared to fiscal 2010, due to our focus on our core software business.

Other segment

	Fiscal 2012	2012 vs. 2011		Fiscal 2011	2011 vs. 2010		Fiscal 2010
		$	%		$	%
	($ in millions)
Other revenue	$—	$—	NA	$—	$—	NA	$—
Percentage of total net revenue	0%			0%			0%
Other operating loss	$(1,392)	$(43)	3%	$(1,349)	$88	*	$(1,437)
Percentage of Other revenue	*			*			*

*	Percentage not meaningful

Our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes general and administrative expenses; amortization of acquired intangible and other assets; charges such as stock-based compensation; restructuring and transition expenses; and certain indirect costs that are not charged to the other operating segments.

Net revenue by geographic region

	Fiscal 2012	2012 vs. 2011		Fiscal 2011	2011 vs. 2010		Fiscal 2010
		$	%		$	%
	($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$1,206	$72	6%	$1,134	$90	9%	$1,044
Security and Compliance Segment	1,044	134	15%	910	81	10%	829
Storage and Server Management Segment	1,240	40	3%	1,200	(5)	0%	1,205
Services Segment	135	(9)	(6)%	144	(19)	(12)%	163

Total Americas	$3,625	$237	7%	$3,388	$147	5%	$3,241
Percentage of total net revenue	54%			55%			54%
EMEA (Europe, Middle East, Africa)
Consumer Segment	$545	$42	8%	$503	$(35)	(7)%	$538
Security and Compliance Segment	527	72	16%	455	24	6%	431
Storage and Server Management Segment	723	6	1%	717	(21)	(3)%	738
Services Segment	63	(35)	(36)%	98	(33)	(25)%	131

Total EMEA	$1,858	$85	5%	$1,773	$(65)	(4)%	$1,838
Percentage of total net revenue	28%			29%			31%
Asia Pacific/Japan
Consumer Segment	$353	$36	11%	$317	$28	10%	$289
Security and Compliance Segment	394	121	44%	273	51	23%	222
Storage and Server Management Segment	447	57	15%	390	46	13%	344
Services Segment	53	4	8%	49	(2)	(4)%	51

Total Asia Pacific/ Japan	$1,247	$218	21%	$1,029	$123	14%	$906
Percentage of total net revenue	18%			16%			15%

Total net revenue	$6,730	$540	9%	$6,190	$205	3%	$5,985

Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by approximately $145 million for fiscal 2012 as compared to fiscal 2011. For fiscal 2011 as compared 2010, we had an unfavorable foreign currency exchange effect of $53 million. Our international revenue is and will continue to be a significant portion of our net revenue. As a result, net revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar.

Cost of revenue

	Fiscal 2012	2012 vs. 2011		Fiscal 2011	2011 vs. 2010		Fiscal 2010
		$	%		$	%
	($ in millions)
Cost of content, subscription, and maintenance	$943	$40	4%	$903	$54	6%	$849
Percentage of related revenue	16%			17%			17%
Cost of license	$48	$21	78%	$27	$5	23%	$22
Percentage of related revenue	5%			3%			2%
Amortization of intangible assets	$91	$(24)	(21)%	$115	$(119)	(51)%	$234
Percentage of total net revenue	1%			2%			4%

Total cost of revenue	$1,082	$37	4%	$1,045	$(60)	(5)%	$1,105

Gross margin	84%			83%			82%

Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for fiscal 2012, as compared to fiscal 2011, primarily due to higher royalty and fee-based technical support costs, which were partially offset by lower services costs. The increased royalty costs were mainly associated with increased revenue related to the authentication services and hosted services. The lower services cost in fiscal 2012, as compared to fiscal 2011, was primarily due to our transitioning of our consulting services to specialized partners.

Cost of content, subscription, and maintenance decreased for fiscal 2011, as compared to fiscal 2010, due to lower fee-based technical support and fulfillment costs. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent for fiscal 2012 as compared to fiscal 2011, and for fiscal 2011 as compared to fiscal 2010.

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliances manufacturing costs and other direct material costs. Cost of license increased for fiscal 2012, as compared to fiscal 2011, primarily due to increased costs associated with appliances manufacturing and royalties. Cost of license as a percentage of related revenue increased for fiscal 2012 as compared to fiscal 2011 due to relatively lower revenue in the Storage and Server Management segment as discussed above and higher associated costs for appliances manufacturing and royalties.

Cost of license increased for fiscal 2011, as compared to fiscal 2010, due to higher costs associated with appliances manufacturing. Cost of license as a percentage of related revenue remained consistent for fiscal 2011 as compared to fiscal 2010.

Acquired intangible assets are comprised of developed technologies and patents from acquired companies. The decrease in amortization for fiscal 2012, as compared to fiscal 2011, was primarily due to certain acquired intangible assets from our prior acquisitions becoming fully amortized, partially offset by additional amortization related to acquired intangibles from our Clearwell acquisition and a full year impact associated with the fiscal 2011 acquisitions of VeriSign, PGP, and GuardianEdge. The decrease in amortization for fiscal 2011, as compared to fiscal 2010, was primarily due to certain acquired intangible assets from our Veritas acquisition becoming fully amortized during fiscal 2011, partially offset by additional amortization from acquired intangible assets from our fiscal 2011 acquisitions.

Operating expenses

Our operating expenses increased for fiscal 2012 as compared to fiscal 2011 and for fiscal 2011 as compared to fiscal 2010, primarily due to higher salary and wages and the adverse impact of the change in foreign currency exchange rates, offset by cost savings generated from our restructuring plans discussed below.

	Fiscal 2012	2012 vs. 2011		Fiscal 2011	2011 vs. 2010		Fiscal 2010
		$	%		$	%
	($ in millions)
Sales and marketing expense	$2,814	$192	7%	$2,622	$255	11%	$2,367
Percentage of total net revenue	42%			42%			40%
Research and development expense	$969	$107	12%	$862	$5	1%	$857
Percentage of total net revenue	14%			14%			14%
General and administrative expense	$437	$47	12%	$390	$38	11%	$352
Percentage of total net revenue	6%			6%			6%
Amortization of intangible assets	$289	$19	7%	$270	$23	9%	$247
Percentage of total net revenue	4%			4%			4%
Restructuring and transition	$56	$(36)	(39)%	$92	$(2)	(2)%	$94
Percentage of total net revenue	1%			1%			2%
Impairment of intangible assets	$4	$(23)	(85)%	$27	$27	NA	—
Percentage of total net revenue	0%			0%			0%
Loss and impairment of assets held for sale	—	$(2)	NA	$2	$(28)	(93)%	$30
Percentage of total net revenue	0%			0%			1%

Sales and marketing expense increased for fiscal 2012, as compared to fiscal 2011, primarily due to increased compensation expenses of $140 million. The increase from compensation expenses was mainly due to increased headcount to support the growth of our business. The total increase in sales and marketing expense also included an unfavorable foreign currency exchange effect of $52 million. Sales and marketing expense increased for fiscal 2011, as compared to fiscal 2010, primarily due to increased compensation expenses of $166 million and increases in advertising expenses of $54 million. The increase from compensation expenses was mainly due to increased headcount from our acquisitions in fiscal 2011.

Research and development expense increased for fiscal 2012, as compared to fiscal 2011, primarily due to increased compensation expenses of $104 million. The increase from compensation expenses was mainly due to increased headcount to support our continued investment in product development and absorption of the Clearwell acquisition into our operations. The total increase in research and development expense included an unfavorable foreign currency exchange effect of $9 million. Research and development expense remained consistent for fiscal 2011 as compared to fiscal 2010.

General and administrative expense increased for fiscal 2012, as compared to fiscal 2011, due to higher compensation expense, external professional services and equipment of $45 million. General and administrative expense increased for fiscal 2011, as compared to fiscal 2010, primarily due to higher compensation expenses of $11 million and increased external professional services of $38 million. The increase from compensation expenses in fiscal 2011, as compared to fiscal 2010, was mainly due to increased headcount from our fiscal 2011 acquisitions.

Other intangible assets are comprised of customer relationships and tradenames. The increase in amortization of other intangible assets for fiscal 2012, as compared to fiscal 2011, was primarily attributed to the acquisition of Clearwell. For fiscal 2011 compared to fiscal 2010, the increase in amortization of other intangible assets was due to our fiscal 2011 acquisitions.

Restructuring and transition costs consist of severance, facilities, transition and other related costs. For fiscal 2012, we recognized $29 million of severance, $8 million of facilities costs, and $19 million of transition and other related costs. The transition charges incurred were primarily due to the planning and design phase of implementing a new enterprise resource planning system. For fiscal 2011, we recognized $47 million of severance, $27 million of facilities costs, and $18 million of transition and other related costs. For fiscal 2010, we recognized $56 million of severance, $10 million of facilities costs, and $28 million of transition and other related costs. For further information on restructuring and transition, see Note 7 of the Notes to Consolidated Financial Statements.

For fiscal 2012, we recorded an impairment of $4 million which reduced the gross carrying value of indefinite-lived tradenames. During fiscal 2011, we recorded an impairment of $27 million which reduced the gross carrying value of indefinite-lived tradenames.

During fiscal 2010, we recognized impairments of $20 million on certain land and buildings classified as held for sale. The impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell. Also, in fiscal 2010, we sold assets for $42 million which resulted in losses of $10 million.

Non-operating income (expense)

	Fiscal 2012	2012 vs. 2011		Fiscal 2011	2011 vs. 2010		Fiscal 2010
		$	%		$	%
	($ in millions)
Interest income	$13			$10			$6
Interest expense	(115)			(143)			(129)
Other (expense) income, net	(6)			(2)			55
Loss on early extinguishment of debt	—			(16)			—
Loss from joint venture	(27)			(31)			(39)
Gain from sale of joint venture	526			—			—

Total	$391	$573	(315)%	$(182)	$(75)	70%	$(107)

Percentage of total net revenue	6%			(3)%			(2)%

We had net non-operating income for fiscal 2012, as compared to net non-operating expense in fiscal 2011. In fiscal 2012, we had a gain of $526 million from the sale of our joint venture interest described below, and also had lower interest expense from our repayment of the $1.1 billion convertible senior notes that we issued in fiscal 2007. In the second quarter of fiscal 2011 and the first quarter of fiscal 2012, we made payments of $500 million and $600 million, respectively, to retire the notes. In fiscal 2011, we recorded a loss on early extinguishment of debt of $16 million due to the repurchase of $500 million of aggregate principal amount of the 0.75% Notes due on June 15, 2011. See Note 6 of the Notes to Consolidated Financial Statements for information on our debt.

Non-operating expense increased for fiscal 2011, as compared to fiscal 2010, due in part to the interest expense on the Senior Notes of $1.1 billion issued in the second quarter of fiscal 2011. For fiscal 2011, other (expense) income, net included a $21 million loss from the liquidation of certain foreign legal entities, partially offset by a realized gain on the sale of marketable securities, compared to fiscal 2010 in which we recorded a $47 million gain from the liquidation of certain foreign legal entities.

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture was domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture developed, manufactured, marketed, and supported security and storage appliances on behalf of global telecommunications carriers and enterprise customers. As discussed in Note 5 of the Notes to Consolidated Financial Statements, we sold our 49% ownership interest in the joint venture to Huawei on March 30, 2012 for $526 million, net.

Provision for income taxes

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	($ in millions)
Provision for income taxes	$298	$105	$112
Effective tax rate on earnings	20%	15%	14%

Our effective tax rate was approximately 20%, 15%, and 14% in fiscal 2012, 2011, and 2010, respectively.

The tax expense in fiscal 2012 was reduced by the following benefits: (1) $52 million tax benefit arising from the Veritas 2002 through 2005 IRS Appeals matters, (2) $14 million from lapses of statutes of limitation, (3) $17 million from settlements and effective settlements with tax authorities and related remeasurements, and (4) $5 million tax benefit from adjustments related to prior year items. This benefit was partially offset by a $5 million tax expense resulting from a change in valuation allowance for certain deferred tax assets.

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

The effective tax rates for all periods presented otherwise reflects the benefits of lower-taxed international earnings and losses from our joint venture with Huawei Technologies Co., Limited, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes. Pretax income from international operations increased significantly due to the sale of our 49% ownership interest in the joint venture to Huawei on March 30, 2012 for $526 million. A significant portion of the sale proceeds was attributable to international tax jurisdictions resulting in a 20% tax rate on the sale of the joint venture reducing the overall tax rate by 3%.

We are a U.S.-based multinational company subject to tax in multiple U.S. and international tax jurisdictions. Substantially all of our international earnings were generated by subsidiaries in Ireland and Singapore. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

For further information on the impact of foreign earnings on our effective tax rate, see Note 12 of the Notes to Consolidated Financial Statements.

See Critical Accounting Estimates above for additional information about our provision for income taxes.

In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years, we have strong, consistent taxpaying history, we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 30, 2012 of $528 million, after application of the valuation allowances described above, are realizable on a “more likely than not” basis.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $21 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Loss attributable to noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For fiscal 2012 and 2011, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $0 million and $4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of March 30, 2012, we had cash and cash equivalents of $3.2 billion.

Senior notes: In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% notes due September 15, 2015 and $750 million in principal amount of 4.20% notes due September 15, 2020, for an aggregate principal amount of $1.1 billion.

Revolving credit facility: In the second quarter of fiscal 2011, we also entered into a $1 billion senior unsecured revolving credit facility that expires in December 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of March 30, 2012, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months.

Uses of cash

Our principal cash requirements include working capital, capital expenditures, taxes, and payments of principal and interest on our debt. In addition, we regularly evaluate our ability to repurchase stock and acquire other businesses.

Acquisitions: In fiscal 2012, we acquired Clearwell, LiveOffice and another company for an aggregate amount of $508 million, net of cash acquired. In fiscal 2011, we acquired the identity and authentication business of VeriSign, as well as PGP, GuardianEdge and two other companies for an aggregate amount of $1.5 billion, net of cash acquired. In fiscal 2010, we acquired two companies for an aggregate amount of $31 million, net of cash acquired.

Convertible senior notes: In June 2006, we issued $1.1 billion principal amount of 0.75% Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Notes due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash. We repaid the $600 million balance under our 0.75% Notes upon maturity in fiscal 2012.

Stock repurchases: We repurchased 51 million, 57 million, and 34 million shares for $893 million, $872 million, and $553 million during fiscal 2012, 2011, and 2010, respectively. As of March 30, 2012, we had $984 million remaining under the plan authorized for future repurchases.

U.S. tax: As of March 30, 2012, $2.4 billion in cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed these funds to support our operations in the U.S.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In millions)
Net cash provided by (used in):
Operating activities	$1,901	$1,794	$1,693
Investing activities	(318)	(1,760)	(65)
Financing activities	(1,386)	(184)	(441)

Operating activities

Net cash provided by operating activities was $1.9 billion for fiscal 2012, which resulted from net income of $1.2 billion adjusted for non-cash items, which largely included depreciation and amortization charges of $712 million, stock-based compensation expense of $164 million, an increase in deferred revenue of $177 million, an increase in trade accounts receivable, net of $89 million, and an increase in account payable and accrued liabilities of $77 million. Additionally, net income was adjusted for the net gain from the sale of the joint venture of $526 million, as the gross proceeds were included as a cash inflow provided by investing activities.

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

Investing activities

Net cash used in investing activities was $318 million for fiscal 2012, which was used to pay for fiscal 2012 acquisitions, net of cash acquired, of $508 million, payments of $286 million for capital expenditures, and $47 million in purchases of held-to-maturity securities, partially offset by the gross proceeds from the sale of the joint venture of $530 million.

Net cash used in investing activities of $1.8 billion for fiscal 2011 was due to $1.5 billion of payments for our fiscal 2011 acquisitions, net of cash acquired, and $268 million paid for capital expenditures.

Net cash used in investing activities was $65 million for fiscal 2010 and was primarily due to payments of $248 million for capital expenditures, partially offset by $190 million in net proceeds from the sale of available-for-sale securities.

Financing activities

Net cash used in financing activities was $1.4 billion for fiscal 2012, which was due to the repurchases of our common stock of $893 million and repayment of our outstanding balance of $600 million under the 0.75% Notes, partially offset by net proceeds from sales of common stock through employee stock plans of $147 million.

Net cash used in financing activities of $184 million for fiscal 2011 was primarily due to repurchases of common stock of $872 million and repurchases of long-term debt of $510 million, partially offset by proceeds from debt issuance, net of discount, of $1.1 billion and net proceeds from sales of common stock through employee stock plans of $122 million.

Net cash used in financing activities of $441 million for fiscal 2010 were due to repurchases of common stock of $553 million, partially offset by net proceeds from sales of common stock through employee stock plans of $124 million.

Contractual obligations

The following is a schedule by years of our significant contractual obligations as of March 30, 2012:

	Payments Due by Period
	Total	Fiscal 2013	Fiscal 2014 and 2015	Fiscal 2016 and 2017	Fiscal 2018 and Thereafter	Other
	(In millions)
Senior Notes(1)	$1,100	$—	$—	$350	$750	$—
Interest payments on Senior Notes(1)	300	41	82	67	110	—
Convertible Senior Notes(2)	1,000	—	1,000	—	—	—
Interest payments on Convertible Senior Notes(2)	12	10	2	—	—	—
Purchase obligations(3)	473	420	51	2	—	—
Operating leases(4)	457	99	149	84	125	—
Uncertain tax positions(5)	393	—	—	—	—	393

Total	$3,735	$570	$1,284	$503	$985	$393

(1)

In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% notes due September 15, 2015 and $750 million in principal amount of 4.20% notes due September 15, 2020. Interest payments were calculated based on terms of the related notes. For further information on the notes, see Note 6 of the Notes to Consolidated Financial Statements.

(2)

In the first quarter of fiscal 2007, we issued $1.0 billion in principal amount of 1.00% notes due June 15, 2013. Interest payments were calculated based on terms of the notes. For further information on the notes, see Note 6 of the Notes to Consolidated Financial Statements.

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

(4)

We have entered into various noncancelable operating lease agreements that expire on various dates beyond fiscal 2018. The amounts in the table above include $24 million in exited or excess facility costs related to restructuring activities, excluding expected sublease income.

(5)

As of March 30, 2012, we reflected $393 million in long term taxes payable related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

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

Recently issued and adopted authoritative guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that provided guidance on achieving a consistent definition of and common requirements for measurement and disclosure of fair values in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance expanded disclosures relating to fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance also required categorization by level of the fair value hierarchy for items that are not measured at fair value but for which fair value is required to be disclosed. We adopted this guidance in the fourth quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an accounting standards update that eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued another accounting standards update that defers the requirement to present reclassification adjustments for each component of Accumulated other comprehensive income (“AOCI”) in both Other comprehensive income and Net income on the face of the financial statements. The amended guidance will be adopted by us in the first quarter of fiscal 2013, on a retrospective basis, and will result only in changes in our financial statement presentation.

In September 2011, the FASB issued an accounting standards update that permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance will be adopted by us in fiscal 2013 on a prospective basis, and will be applied in our fourth quarter of fiscal 2013 at the time we perform our annual goodwill test. We do not expect that this guidance will materially impact our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position. The new guidance will be applicable to us on a retrospective basis in the first quarter of fiscal 2014. We do not expect that this guidance will materially impact our disclosures included in our Consolidated Financial Statements.

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

Interest rate risk

As of March 30, 2012, we had $1.1 billion in principal amount of fixed-rate Senior Notes outstanding, with a carrying amount of $1.1 billion and a fair value of $1.13 billion, which fair value is based on Level 2 inputs of market prices for similar convertible debt instruments and resulting yields. On March 30, 2012, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease of approximately $22 million and an increase of approximately $45 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

Foreign currency exchange rate risk

We conduct business in 38 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in Other (expense) income, net. Our objective in managing foreign exchange activity is to preserve stockholder value by minimizing the risk of foreign currency exchange rate changes. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. Under our program, gains and losses in our foreign currency exposures are offset by losses and gains on our forward contracts. Our forward contracts generally have terms of one to six months. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in Other (expense) income, net.

The following table presents a sensitivity analysis on our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency:

	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount	Value of Contracts Given X% Depreciation of Foreign Currency
Foreign Forward Exchange Contracts	10%	5%		(5)%	(10)%
			(In millions)
Purchased, March 30, 2012	$353	$339	$323	$306	$287
Sold, March 30, 2012	$267	$280	$294	$309	$327
Purchased, April 1, 2011	$217	$208	$199	$188	$177
Sold, April 1, 2011	$271	$283	$298	$313	$331

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

In September 2010, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible senior notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase and the concurrent sale of the note hedges was $497 million in cash. On June 15, 2011, we repaid the remaining principal balance of $600 million under our 0.75% convertible senior notes upon maturity. Concurrent with the maturity, the remaining related note hedges and warrants expired. No portion of these hedges and warrants was converted into our common shares upon maturity.

The convertible senior notes have a fixed annual interest rate and therefore, we do not have economic interest rate exposure on the convertible senior notes. However, the values of the convertible senior notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate convertible senior notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of our convertible senior notes are affected by our stock price. The carrying value of the 1.00% notes was $941 million as of March 30, 2012 which represents the liability component of the $1.0 billion principal balance. The total estimated fair value of our 1.00% notes at March 30, 2012 was $1.1 billion and the fair value was determined based on the closing trading price per $100 of the 1.00% notes as of the last day of trading for the fourth quarter of fiscal 2012, which was $111.50. See Note 6 of the Notes to Consolidated Financial Statements.

For business and strategic purposes, we also hold equity interests in several privately held companies, many of which can be considered to be in the start-up or development stages. These investments are inherently risky and we could lose a substantial part or our entire investment in these companies. These investments are recorded at cost and classified as Other long-term assets in the Consolidated Balance Sheets. As of March 30, 2012, we held equity investments in privately-held companies of $40 million.

Item 8.	Financial Statements and Supplementary Data

Annual financial statements

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected quarterly financial data

	Fiscal 2012				Fiscal 2011
	Mar. 30, 2012(a)	Dec. 30, 2011	Sep. 30, 2011	Jul. 1, 2011	Apr. 1, 2011	Dec. 31, 2010	Oct. 1, 2010	Jul. 2, 2010
	(Unaudited) (In millions, except per share data)
Net revenue	$1,681	$1,715	$1,681	$1,653	$1,673	$1,604	$1,480	$1,433
Gross profit	1,394	1,444	1,416	1,394	1,403	1,340	1,234	1,168
Operating income	192	300	285	302	239	229	218	194
Net income	559	241	182	190	166	132	134	161
Less: Income (loss) attributable to noncontrolling interest	—	1	—	(1)	(2)	—	(2)	—

Net income attributable to Symantec Corporation stockholders	559	240	182	191	168	132	136	161

Net income per share attributable to Symantec Corporation stockholders — basic	$0.77	$0.33	$0.24	$0.25	$0.23	$0.17	$0.17	$0.20
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.76	$0.32	$0.24	$0.25	$0.22	$0.17	$0.17	$0.20

(a)

During the fourth quarter of fiscal 2012, we sold our 49% ownership interest in the joint venture to Huawei for $530 million in cash. The gross proceeds of $530 million, offset by costs to sell the joint venture of $4 million, are included in “Gain from sale of joint venture” reflected in our fiscal 2012 Consolidated Statements of Income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a)    Evaluation of Disclosure Controls and Procedures

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

b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded from our evaluation the internal control over financial reporting of Clearwell Systems Inc. (“Clearwell”), acquired on June 24, 2011, and LiveOffice LLC (“LiveOffice”), acquired on January 13, 2012, as discussed in Note 3 of the Notes to Consolidated Financial Statements in this annual report. As of March 30, 2012, total tangible assets subject to these acquisitions’ internal control over financial reporting represented $84 million or less than 1% of our consolidated total assets. Total net revenue subject to these acquisitions’ internal control over financial reporting represented $51 million, or less than 1%, of our consolidated total net revenue for the fiscal year ended March 30, 2012. As noted below, our internal control over financial reporting, subsequent to the dates of acquisition, includes certain additional internal controls relating to these acquisitions, in addition to these acquisitions’ internal control over financial reporting.

Our management has concluded that, as of March 30, 2012, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 30, 2012, which is included in Part IV, Item 15 of this annual report.

c)    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d)    Limitations on Effectiveness of Controls

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

Upon written request, we will provide, without charge, a copy of this annual report, including the Consolidated Financial Statements and financial statement schedule. All requests should be sent to:

Symantec Corporation

Attn: Investor Relations

350 Ellis Street

Mountain View, California 94043

650-527-8000

The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of March 30, 2012 and April 1, 2011	64
Consolidated Statements of Income for the years ended March 30, 2012, April 1, 2011 and April 2, 2010	65
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 30, 2012, April 1, 2011 and April 2, 2010	66
Consolidated Statements of Cash Flows for the years ended March 30, 2012, April 1, 2011 and April 2, 2010	67
Notes to Consolidated Financial Statements	68
2. Financial Statement Schedule: The following financial statement schedule of Symantec

Corporation for the years ended March 30, 2012, April 1, 2011 and April 2, 2010 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation

Schedule II: Valuation and Qualifying Accounts	107
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits: The following exhibits are filed as part of or furnished with this annual report as applicable:

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/07/12
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.03	Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.04	Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.05	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/03/10

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.06	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10
4.07	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10
4.08	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	10.04	09/16/10
10.01(*)	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10.03(*)	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10.04(*)	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10.05(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	05/24/10
10.06(*)	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10.07(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/01/11
10.08(*)	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10.09(*)	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10.10(*)	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10.11(*)	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10.12(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10.13(*)	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10.14(*)	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.15(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement	10-K	000-17781	10.17	05/20/11
10.16(*)	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10.17(*)	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10.18(*)	Clearwell Systems, Inc. 2005 Stock Plan, as amended	S-8	333-175783	99.01	07/26/11
10.19(*)	Form of Clearwell Systems, Inc. Stock Option Agreement	S-8	333-175783	99.02	07/26/11
10.20(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	10-Q	000-17781	10.2	11/03/10
10.21(*)	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10.22(*)	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10.23(*)	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10.24(*)	FY11 Long Term Incentive Plan	10-Q	000-17781	10.04	08/04/10
10.25(*)	FY12 Long Term Incentive Plan	10-K	000-17781	10.29	05/20/11
10.26(*)	Form of FY12 Executive Annual Incentive Plan — Chief Executive Officer	10-K	000-17781	10.30	05/20/11
10.27(*)	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President — 95%	10-K	000-17781	10.31	05/20/11
10.28(*)	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President	10-K	000-17781	10.32	05/20/11
10.29(*)	FY13 Long Term Incentive Plan					X
10.30(*)	Form of FY13 Executive Annual Incentive Plan — Plan 1 — Chief Executive Officer					X
10.31(*)	Form of FY13 Executive Annual Incentive Plan — Plan 2 — Vice President, Senior Vice President, Executive Vice President & Group President					X
10.32(*)	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10.33(*)	Symantec Corporation Executive Retention Plan, as amended and restated					X
10.34(*)	Symantec Corporation Executive Severance Plan					X
10.35	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.36†

Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California

		S-1/A	333-83777	10.27 Exhibit C	08/06/99
10.37	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.38	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	02/02/11
21.01	Subsidiaries of Symantec Corporation					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see Signature page to this annual report)					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation (and subsidiaries) as of March 30, 2012 and April 1, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited Symantec Corporation’s internal control over financial reporting as of March 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Symantec Corporation’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 30, 2012 and April 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of March 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 4 to the consolidated financial statements, the Company adopted updated authoritative accounting guidance related to impairment testing of goodwill in the first quarter of fiscal 2012 by recording a cumulative-effect adjustment to beginning Accumulated deficit.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2012, the internal control over financial reporting of Clearwell Systems Inc. (“Clearwell”), acquired on June 24, 2011, and LiveOffice LLC (“LiveOffice”) acquired on January 13, 2012, as discussed in Note 3 of the Notes to Consolidated Financial Statements. As of March 30, 2012, total tangible assets subject to these acquisitions’ internal control over financial reporting represented $84 million, or less than 1% of the consolidated total assets. Total net revenue subject to these acquisitions’ internal control over financial reporting represented $51 million, or less than 1%, of the consolidated total net revenue for the fiscal year ended March 30, 2012. Our audit of internal control over financial reporting of Symantec Corporation also excluded an evaluation of the internal control over financial reporting of Clearwell and LiveOffice.

/s/ KPMG LLP

Santa Clara, California

May 21, 2012

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 30, 2012	April 1, 2011
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,162	$2,950
Short-term investments	49	8
Trade accounts receivable, net	940	1,013
Inventories	28	30
Deferred income taxes	205	223
Other current assets	249	262

Total current assets	4,633	4,486
Property and equipment, net	1,100	1,050
Intangible assets, net	1,337	1,511
Goodwill	5,826	5,494
Investment in joint venture	—	27
Other long-term assets	124	151

Total assets	$13,020	$12,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324	$260
Accrued compensation and benefits	416	443
Deferred revenue	3,444	3,321
Current portion of long-term debt	—	596
Other current liabilities	321	273

Total current liabilities	4,505	4,893
Long-term debt	2,039	1,987
Long-term deferred revenue	529	498
Long-term deferred tax liabilities	288	296
Long-term income taxes payable	393	361
Other long-term obligations	94	79

Total liabilities	7,848	8,114
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock (par value: $0.01, 3,000 shares authorized; 938 and 972 shares issued at March 30, 2012 and April 1, 2011; 724 and 758 shares outstanding at March 30, 2012 and April 1, 2011)	7	8
Additional paid-in capital	7,773	8,361
Accumulated other comprehensive income	173	171
Accumulated deficit	(2,859)	(4,012)

Total Symantec Corporation stockholders’ equity	5,094	4,528
Noncontrolling interest in subsidiary	78	77

Total stockholders’ equity	5,172	4,605

Total liabilities and stockholders’ equity	$13,020	$12,719

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$5,823	$5,242	$5,025
License	907	948	960

Total net revenue	6,730	6,190	5,985
Cost of revenue:
Content, subscription, and maintenance	943	903	849
License	48	27	22
Amortization of intangible assets	91	115	234

Total cost of revenue	1,082	1,045	1,105

Gross profit	5,648	5,145	4,880
Operating expenses:
Sales and marketing	2,814	2,622	2,367
Research and development	969	862	857
General and administrative	437	390	352
Amortization of intangible assets	289	270	247
Restructuring and transition	56	92	94
Impairment of intangible assets	4	27	—
Loss and impairment of assets held for sale	—	2	30

Total operating expenses	4,569	4,265	3,947
Operating income	1,079	880	933
Interest income	13	10	6
Interest expense	(115)	(143)	(129)
Other (expense) income, net	(6)	(2)	55
Loss on early extinguishment of debt	—	(16)	—
Loss from joint venture	(27)	(31)	(39)
Gain from sale of joint venture	526	—	—

Income before income taxes	1,470	698	826
Provision for income taxes	298	105	112

Net income	1,172	593	714
Less: Loss attributable to noncontrolling interest	—	(4)	—

Net income attributable to Symantec Corporation stockholders	$1,172	$597	$714

Net income per share attributable to Symantec Corporation stockholders — basic	$1.58	$0.77	$0.88
Net income per share attributable to Symantec Corporation stockholders — diluted	$1.57	$0.76	$0.87
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	741	778	810
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	748	786	819

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

AS OF MARCH 30, 2012, APRIL 1, 2011 AND APRIL 2, 2010

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Symantec Corporation Stockholders’ Equity	Non- controlling Interest in Subsidiary	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(In millions)
Balances, April 3, 2009	817	$8	$9,289	$186	$(5,336)	$4,147	—	$4,147
Components of comprehensive income:
Net income	—	—	—	—	714	714	—	714
Translation adjustment, net of tax of $9	—	—	—	17	—	17	—	17
Reclassification adjustment for net gain on legal liquidation of foreign entities included in net income, net	—	—	—	(47)	—	(47)	—	(47)

Other	—	—	—	3	—	3	—	3

Total comprehensive income						687	—	687

Issuance of common stock under employee stock plans	12	—	124	—	—	124	—	124
Repurchases of common stock	(34)	—	(566)	—	13 *	(553)*	—	(553)
Restricted stock units released, net of taxes	3	—	(20)	—	—	(20)	—	(20)
Stock-based compensation, net of estimated forfeitures	—	—	154	—	—	154	—	154
Income tax benefit from employee stock transactions	—	—	9	—	—	9	—	9

Balances, April 2, 2010	798	8	8,990	159	(4,609)	4,548	—	4,548
Components of comprehensive income:
Net income	—	—	—	—	597	597	(4)	593
Translation adjustment, net of tax of $13	—	—	—	(8)	—	(8)	—	(8)
Reclassification adjustment for net loss on legal liquidation of foreign entities included in net income, net	—	—	—	21	—	21	—	21

Other	—	—	—	(1)	—	(1)	—	(1)

Total comprehensive income						609	(4)	605

Issuance of common stock under employee stock plans	7	—	122	—	—	122	—	122
Repurchases of common stock	(57)	—	(870)	—	—	(870)	(2)	(872)
Restricted stock units released, net of taxes	5	—	(28)	—	—	(28)	—	(28)
Stock-based compensation, net of estimated forfeitures	5	—	146	—	—	146	—	146
Noncontrolling interest in subsidiary	—	—	—	—	—	—	84	84
Dividend declared to noncontrolling interest in subsidiary	—	—	—	—	—	—	(1)	(1)

Adjustments to goodwill related to stock options assumed in business combination	—	—	1	—	—	1	—	1

Balances, April 1, 2011	758	8	8,361	171	(4,012)	4,528	77	4,605
Cumulative effect adjustment to retained earnings					(19)	(19)	—	(19)

Beginning balance as adjusted						4,509	77	4,586

Components of comprehensive income:
Net income	—	—	—	—	1,172	1,172	—	1,172
Translation adjustment, net of tax of $22	—	—	—	(1)	—	(1)	2	1
Reclassification adjustment for net loss on legal liquidation of foreign entities included in net income, net	—	—	—	3	—	3	—	3

Total comprehensive income						1,174	2	1,176

Issuance of common stock under employee stock plans	11	—	147	—	—	147	—	147
Repurchases of common stock	(51)	(1)	(892)	—	—	(893)	—	(893)
Restricted stock units released, net of taxes	6	—	(41)	—	—	(41)	—	(41)
Stock-based compensation, net of estimated forfeitures	—	—	161	—	—	161	—	161
Income tax benefit from employee stock transactions	—	—	30	—	—	30	—	30
Dividend declared to noncontrolling interest in subsidiary	—	—	—	—	—	—	(1)	(1)
Adjustments to goodwill related to stock options assumed in business combination	—	—	7	—	—	7	—	7

Balances, March 30, 2012	724	$7	$7,773	$173	$(2,859)	$5,094	$78	$5,172

*	As adjusted for the retrospective adoption of authoritative guidance on convertible debt instruments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010*
	(In millions)
OPERATING ACTIVITIES:
Net income	$1,172	$593	$714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656	647	733
Amortization of discount on debt	56	96	104
Stock-based compensation expense	164	145	155
Loss on early extinguishment of debt	—	16	—
Impairment of intangible assets	4	27	—
Loss and impairment of assets held for sale	—	2	30
Deferred income taxes	15	5	(41)
Excess income tax benefit from the exercise of stock options	(8)	(7)	(13)
Net gain from sale of joint venture	(526)	—	—
Loss from joint venture	27	31	39
Liquidation of foreign entities	3	21	(47)
Other	(1)	(13)	—
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	89	(88)	(14)
Inventories	2	(4)	3
Accounts payable	30	2	4
Accrued compensation and benefits	(31)	72	(34)
Deferred revenue	177	442	114
Income taxes payable	39	(128)	(95)
Other assets	(14)	6	1
Other liabilities	47	(71)	40

Net cash provided by operating activities	1,901	1,794	1,693
INVESTING ACTIVITIES:
Purchases of property and equipment	(286)	(268)	(248)
Proceeds from sale of property and equipment	—	30	45
Cash payments for acquisitions, net of cash acquired	(508)	(1,537)	(31)
Purchases of equity investments	(10)	(7)	(21)
Proceeds from sale of joint venture	530	—	—
Purchases of held-to-maturity securities	(47)	—	(2)
Proceeds from sale of available-for-sale securities	3	20	192
Other	—	2	—

Net cash used in investing activities	(318)	(1,760)	(65)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	147	122	124
Excess income tax benefit from the exercise of stock options	8	7	13
Payments related to restricted stock units activities	(41)	(28)	(20)
Repurchase of common stock	(893)	(872)	(553)
Repayment of debt	(600)	(510)	—
Proceeds from debt issuance, net of discount	—	1,097	—
Proceeds from sale of bond hedge	—	13	—
Debt issuance costs	—	(10)	—
Repayment of other obligations	(7)	(3)	(5)

Net cash used in financing activities	(1,386)	(184)	(441)
Effect of exchange rate fluctuations on cash and cash equivalents	15	71	49

Change in cash and cash equivalents	212	(79)	1,236
Beginning cash and cash equivalents	2,950	3,029	1,793

Ending cash and cash equivalents	$3,162	$2,950	$3,029

Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$234	$224	$247
Interest expense paid	$56	$38	$19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is a global provider of security, storage, and systems management solutions that help organizations and consumers secure and manage their information-driven world. Our software and services protect against advanced threats enabling confidence wherever information is used or stored.

Principles of consolidation

The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to our stockholders for all periods presented. All significant intercompany accounts and transactions have been eliminated.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal 2012, 2011 and 2010 were 52-week years and our 2013 fiscal year will consist of 52 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation including the reclassification of certain revenue from Content, subscription and maintenance revenue to License revenue. License revenue includes revenue from software licenses, appliances and certain revenue-sharing arrangements.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, valuation of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, contingencies and litigation, and the valuation allowance for deferred income taxes.

Foreign currency translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of Accumulated other comprehensive income. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested. In the event of liquidation of a foreign subsidiary, the accumulated translation adjustment attributable to that foreign subsidiary is reclassified

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

from Accumulated other comprehensive income and included in Other (expense) income, net. As a result of such liquidations in fiscal 2012, 2011, and 2010, we recorded a net loss of $3 million, a net loss of $21 million, and a net gain of $47 million, respectively. Foreign currency transaction gains and losses are also included in Other (expense) income, net, in the Consolidated Statements of Income.

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

License revenue is derived primarily from the licensing of our various products and technology. We generally recognize license revenue upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met. We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is included with Content, subscriptions, and maintenance and is deferred and recognized ratably over the period of the agreements. License revenue also includes appliances product revenue. We generally recognize appliance product revenue as each product is delivered, assuming all other conditions for revenue recognition noted about have been met.

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

For arrangements that include both software and non-software elements, we allocate revenue to the software deliverables as a group and non-software deliverables based on their relative selling prices. In such

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

circumstances, the accounting principles establish a hierarchy to determine the selling price used for allocating revenue to the deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”) and (iii) the best estimate of the selling price (“ESP”). Our appliance products, SaaS and certain other services are considered to be non-software elements in our arrangements.

When we are unable to establish a selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy, pricing factors, and historical transactions. ESP applies to a small portion of our arrangements with multiple deliverables.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Short-term investments.    Short-term investments primarily consist of marketable debt securities that are classified as held-to-maturity and recognized at amortized cost. Such securities have contractual maturity dates of one year or less.

Equity investments.    We make equity investments in privately held companies whose businesses are complementary to our business. These investments are accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over these companies. The investments are included in Other long-term assets. We assess the recoverability of these investments by reviewing various indicators of impairment and determine the fair value of these investments by performing a discounted cash flow analysis of estimated future cash flows if there are indicators of impairment. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in Other (expense) income, net. As of March 30, 2012 and April 1, 2011, we held equity investments in privately-held companies of $40 million and $30 million, respectively. Other-than-temporary impairments related to these investments were not material for the periods presented.

Long term debt.    Long-term debt includes senior notes, convertible senior notes and a revolving credit facility. Our senior notes and convertible senior notes are recorded at cost based upon par value at issuance less discounts. The discount associated with our senior notes represents the amount by which the face value exceeds the issuance price. For the convertible senior notes, the liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument that does not have a conversion feature at issuance. The equity component (also known as “discount”) is the excess of the principal amount of the convertible senior notes over the fair value of the liability component and represents the estimated fair value of the conversion feature. Such amount is reflected in Additional paid-in capital. The discount and issuance costs (recognized initially in the Other long-term assets) are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our $1 billion senior unsecured revolving credit facility are recognized at cost plus accrued interest based upon stated interest rates.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes trade accounts receivable, net of allowances and reserves, for the periods presented:

	As of
	March 30, 2012	April 1, 2011
	(In millions)
Trade accounts receivable, net:
Receivables	$962	$1,034
Less: allowance for doubtful accounts	(5)	(9)
Less: reserve for product returns	(17)	(12)

Trade accounts receivable, net:	$940	$1,013

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. Inventory predominantly consists of deferred costs of revenue and finished goods. Deferred costs of revenue were $20 million as of March 30, 2012 and $22 million as of April 1, 2011. Finished goods were $11 million as of March 30, 2012 and $7 million as of April 1, 2011.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes property and equipment by categories for the periods presented:

	As of
	March 30, 2012	April 1, 2011
	(In millions)
Property and equipment, net:
Computer hardware and software	$1,640	$1,458
Office furniture and equipment	176	189
Buildings	489	467
Leasehold improvements	284	270

	2,589	2,384
Less: accumulated depreciation and amortization	(1,663)	(1,530)

	926	854
Construction in progress	95	117
Land	79	79

Property and equipment, net	$1,100	$1,050

Depreciation expense was $273 million, $257 million, and $247 million in fiscal 2012, 2011, and 2010, respectively.

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

For any given acquisition, we may identify certain pre-acquisition contingencies. We estimate the fair value of such contingencies, which are included under the acquisition method as part of the assets acquired or liabilities assumed, as appropriate. Differences from these estimates are recorded in the Consolidated Statements of Income in the period in which they are identified.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Goodwill and intangible assets

Goodwill.    Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. In testing for a potential impairment of goodwill, we determine the carrying value (book value) of the assets and liabilities for each reporting unit, which requires the allocation of goodwill to each reporting unit. We then estimate the fair value of each reporting unit, which are the same as our operating segments. The first step in evaluating goodwill for impairment is to determine if the estimated fair value of equity is greater than the carrying value of equity of each reporting unit. If step one indicates that impairment potentially exists or if a reporting unit has a zero or negative carrying value, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Fair value of stock-based awards.    We have four types of stock-based awards: stock options, restricted stock units, restricted stock awards, and performance-based restricted stock units.

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

•

Restricted stock units and restricted stock awards.    The fair value of each Restricted Stock Unit (“RSU”) and Restricted Stock Award (“RSA”) is equal to the market value of Symantec’s common stock on the date of grant.

•

Performance-based restricted stock unit.    We use the Monte Carlo simulation model to determine the fair value of each performance-based restricted stock unit (“PRU”). The determination of the grant date fair value of PRUs using a simulation model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the awards, risk-free interest rates and expected dividends. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the PRUs. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Advertising costs

Advertising costs are charged to operations as incurred and include electronic and print advertising, trade shows, collateral production, placement fees with hardware manufacturers, and all forms of direct marketing. Advertising costs included in Sales and marketing expense for fiscal 2012, 2011, and 2010 were $667 million, $668 million, and $615 million, respectively.

Recently issued and adopted authoritative guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that provided guidance on achieving a consistent definition of and common requirements for measurement and disclosure of fair values in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance expanded disclosures relating to fair value measurements that are estimated using significant unobservable (Level 3) inputs. The guidance also required categorization by level of the fair value hierarchy for items that are not measured at fair value but for which fair value is required to be disclosed. We adopted this guidance in the fourth quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued an accounting standards update that eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued another accounting standards update that defers the requirement to present reclassification adjustments for each component of Accumulated other comprehensive income (“AOCI”) in both Other comprehensive income and Net income on the face of the financial statements The amended guidance will be adopted by us in the first quarter of fiscal 2013, on a retrospective basis, and will result only in changes in our financial statement presentation.

In September 2011, the FASB issued an accounting standards update that permits entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance will be adopted by us in fiscal 2013 on a prospective basis, and will be applied in our fourth quarter of fiscal 2013 at the time we perform our annual goodwill test. We do not expect that this guidance will materially impact our Consolidated Financial Statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In December 2011, the FASB issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position. The new guidance will be applicable to us on a retrospective basis in the first quarter of fiscal 2014. We do not expect that this guidance will materially impact our disclosures included in our Consolidated Financial Statements.

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

Assets measured and recorded at fair value on a recurring basis

There have been no transfers between fair value measurement levels during fiscal 2012. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 30, 2012			As of April 1, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash Equivalents(1)	$1,483	$—	$1,483	$1,866	$—	$1,866

(1)	Cash equivalents are money market funds which are valued based on quoted market prices of the identical underlying security.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Assets and liabilities measured and recorded at fair value on a nonrecurring basis

Goodwill. In fiscal 2012, we recorded an impairment of $19 million as a cumulative-effect adjustment in Accumulated deficit, related to an implied fair value measurement made for our Services reporting unit upon the adoption of a new accounting standard. The valuation technique used to estimate the implied fair value of goodwill was an income approach which relied upon Level 3 inputs, which included estimated future cash flows or profit streams.

Indefinite-lived intangible assets.    In fiscal years 2012 and 2011, we recorded impairment charges of $4 million and $27 million, respectively, which reduced the gross carrying value of indefinite-lived tradenames. The fair value amounts were derived using an income approach which required Level 3 inputs such as estimated future cash flows on profit streams. These impairment charges were due to reductions in expected future cash flows for certain indefinite-lived tradenames related to the Security and Compliance segment and the Consumer segment, respectively. These impairment charges were recorded within Impairment of intangible assets on the Consolidated Statements of Income.

Debt.    In fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes, which had a net book value of $481 million. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represented the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The fair value of the liability component was calculated to be $497 million upon repurchase using Level 2 inputs based on market prices for similar convertible debt instruments and resulting yields.

Note 3.    Acquisitions

Fiscal 2012 acquisitions

Clearwell Systems Inc.

On June 24, 2011, we completed the acquisition of Clearwell Systems Inc. (“Clearwell”), a privately-held provider of eDiscovery solutions. In exchange for all of the voting equity interests of Clearwell, we transferred a total consideration of $392 million, which consists of $364 million in cash, net of $20 million cash acquired, and $8 million of assumed stock options. The objective of the acquisition was to enhance our eDiscovery, archiving and backup offerings to our customers. The results of operations of Clearwell are included since the date of acquisition as part of the Storage and Server Management segment. Supplemental pro forma information for Clearwell was not material to our financial results and therefore not included.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Net tangible assets(1)	$33
Intangible assets(2)	154
Goodwill(3)	268
Net tax liabilities	(63)

Total purchase price	$392

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

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of Clearwell product offerings with our existing product offerings.

Other Fiscal 2012 acquisitions

During fiscal 2012, in addition to Clearwell, we completed the acquisitions of LiveOffice LLC (“LiveOffice”) and another nonpublic company for an aggregate purchase price of $151 million, which consisted of $144 million in cash, net of $7 million cash acquired. The results of operations for the acquired companies have been included in the Storage and Server Management segment and the Security and Compliance segment since their respective acquisition dates. Supplemental pro forma information for these acquisitions was not material to our financial results and therefore not included. For fiscal 2012, we recorded acquisition-related transaction costs of $2 million, which were included in general and administrative expense.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

	LiveOffice	Other	Total
Acquisition date	January 13, 2012	March 2, 2012
Net tangible (liabilities) assets(1)	$(5)	$2	$(3)
Intangible assets(2)	51	8	59
Goodwill(3)	69	26	95

Total purchase price	$115	$36	$151

(1)

Net tangible (liabilities) assets included deferred revenue, which was adjusted down from $12 million to $6 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)

Intangible assets included primarily developed technology of $44 million and customer relationships of $15 million, which are amortized over their estimated useful lives of four to ten years. The weighted-average estimated useful lives were 4.8 years for developed technology and 9.9 years for customer relationships.

(3)

Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of the acquisitions’ product offerings with our existing product offerings.

Fiscal 2011 acquisitions

Identity and Authentication Business of VeriSign, Inc.

On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, which included a controlling interest in VeriSign Japan and equity interests in certain other subsidiary entities. In exchange for the assets and liabilities of the acquired business, we paid a total purchase price of $1.29 billion, which consisted of $1.16 billion in cash, net of $128 million cash acquired, and working capital adjustments of $3 million. No equity interests were issued. The results of operations of the identity and authentication business of VeriSign are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for VeriSign was not material to our financial results and therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $11 million, which were included in general and administrative expense.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Net tangible assets(1)	$178
Intangible assets(2)	628
Goodwill(3)	602
Net tax liabilities	(38)
Noncontrolling interest in VeriSign Japan(4)	(85)

Total purchase price	$1,285

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

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of VeriSign product offerings with our existing product offerings.

(4)	The fair value of the noncontrolling interest was calculated on a market basis using the closing stock price of VeriSign Japan on the date of acquisition.

PGP Corporation

On June 4, 2010, we completed the acquisition of PGP Corporation (“PGP”), a nonpublic provider of email and data encryption software. In exchange for all of the voting equity interests of PGP, we paid a total purchase price of $306 million, which consisted of $299 million in cash, net of $7 million cash acquired. The results of operations of PGP are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for PGP was not material to our financial results and therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.

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

(3)	Goodwill is not tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of PGP product offerings with our existing product offerings.

Other Fiscal 2011 acquisitions

During fiscal 2011, in addition to VeriSign and PGP, we completed the acquisitions of GuardianEdge Technologies, Inc. (“GuardianEdge”) and two other businesses for an aggregate purchase price of $91 million, which consisted of $81 million in cash, net of $9 million cash acquired, and $1 million in assumed equity awards at fair value. The results of operations for the acquired companies have been included in the Security and Compliance segment since their respective acquisition dates. Supplemental pro forma information for these acquisitions was not material to our financial results and therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $2 million, which were included in general and administrative expense.

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

(3)

Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of the acquisitions’ product offerings with our existing product offerings.

Fiscal 2010 acquisitions

During fiscal 2010, we completed two acquisitions of nonpublic companies for an aggregate of $42 million in cash. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, which resulted primarily from our expectation of synergies from the integration of the acquired companies’ technology with our technology. The goodwill for these acquisitions is only partially tax deductible, if at all. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. These acquisitions are included in our Security and Compliance segment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Acquisition date	Various
Intangible assets(1)	$18
Goodwill	24

Total purchase price	$42

(1)

Intangible assets included customer relationships of $13 million and developed technology of $5 million, which are amortized over their estimated useful lives of four to 11 years. The weighted-average estimated useful lives were 10.0 years for customer relationships and 4.0 years for developed technology.

Note 4.    Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
	(In millions)
Net balance as of April 2, 2010(1)	$356	$1,582	$2,648	$19	$4,605
Goodwill acquired through acquisitions(2)	—	880	—	—	880
Goodwill adjustments(3)	7	2	—	—	9

Net balance as of April 1, 2011(4)	$363	$2,464	$2,648	$19	$5,494
Goodwill impairment(5)	—	—	—	(19)	(19)
Goodwill acquired through acquisitions(2)	—	26	337	—	363
Goodwill adjustments(3)	(8)	(4)	—	—	(12)

Net balance as of March 30, 2012(6)	$355	$2,486	$2,985	$—	$5,826

(1)

Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services were $356 million, $4.0 billion, $7.2 billion, and $461 million, respectively as of April 2, 2010. Accumulated impairments for the Consumer, Security and Compliance, Storage and Server Management, and Services were $0, $2.4 billion, $4.6 billion, and $442 million, respectively as of April 2, 2010. These balances are reflective of amounts after adjustment for segment reclassifications during the period.

(2)	See Note 3 for acquisitions completed in fiscal 2012 and 2011.

(3)	Adjustments made to goodwill primarily reflect foreign currency exchange rate fluctuations.

(4)

Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services were $363 million, $4.9 billion, $7.2 billion, and $461 million, respectively as of April 1, 2011. Accumulated impairments for the Consumer, Security and Compliance, Storage and Server Management, and Services were $0, $2.4 billion, $4.6 billion, and $442 million, respectively as of April 1, 2011.

(5)

Due to the adoption of new authoritative guidance at the beginning of fiscal 2012, we were required to perform a goodwill Step 2 impairment test for our Services reporting unit. As a result, we recognized an impairment loss of $19 million which was recorded to beginning Accumulated deficit as a cumulative-effect adjustment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(6)

Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services were $355 million, $4.9 billion, $7.6 billion, and $461 million, respectively as of March 30, 2012. Accumulated impairments for the Consumer, Security and Compliance, Storage and Server Management, and Services were $0, $2.4 billion, $4.6 billion, and $461 million, respectively as of March 30, 2012.

Intangible assets, net

	As of March 30, 2012				As of April 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,219	$(1,499)	$720	3 years	$2,121	$(1,227)	$894	3 years
Developed technology	1,914	(1,654)	260	4 years	1,810	(1,567)	243	4 years
Finite-lived tradenames	146	(96)	50	3 years	136	(80)	56	4 years
Patents	75	(65)	10	6 years	75	(62)	13	2 years
Indefinite-lived tradenames(1)	297	—	297	Indefinite	302	—	302	Indefinite
Indefinite-lived IPR&D	—	—	—	Indefinite	3	—	3	Indefinite

Total	$4,651	$(3,314)	$1,337	3 years	$4,447	$(2,936)	$1,511	3 years

(1)

During fiscal 2012 and 2011, we recorded impairments of $4 million and $27 million, respectively, which reduced the gross carrying value of indefinite-lived tradenames. These impairment charges were due to reductions in expected future cash flows for certain indefinite-lived tradenames related to the Consumer segment. These impairment charges were recorded within Impairment of intangible assets on the Consolidated Statements of Income.

Amortization expense was $380 million, $385 million, and $481 million in fiscal 2012, 2011, and 2010, respectively.

Total future amortization expense for intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of March 30, 2012, is estimated as follows (in millions):

2013	$356
2014	211
2015	157
2016	106
2017	88
Thereafter	122

Total	$1,040

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 5.    Investment in Joint Venture

On February 5, 2008, Symantec formed Huawei-Symantec Technologies Co., Ltd. (“joint venture”) with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). The joint venture was domiciled in Hong Kong with principal operations in Chengdu, China. We had an ownership interest of 49% which was accounted for under the equity method of accounting. As of March 30, 2012, our equity investment was zero. As such, we did not provide for additional losses as we have no commitments to provide financial support to the joint venture.

On March 30, 2012, we sold our 49% ownership interest in the joint venture to Huawei for $ 530 million in cash. The gain of $530 million, offset by costs to sell the joint venture of $4 million, is included in “Gain from sale of joint venture” reflected in our Consolidated Statements of Income.

Note 6.    Long-Term Debt

The following table summarizes components of our long-term debt:

	As of March 30, 2012
		Effective
	Face Value	interest rate		Fair Value(2)
	(In millions)
4.20% Senior Notes, due September 2020 (“4.20% notes”)	$750	4.25%		$771
2.75% Senior Notes, due September 2015 (“2.75% notes”)	350	2.76%		363
1.00% Convertible Senior Notes, due June 2013 (“1.00% notes”)	1,000	6.78	%(1)	1,115

	As of April 1, 2011
	Face Value	Effective interest rate		Fair Value(2)
	(In millions)
4.20% notes	$750	4.25%		$706
2.75% notes	350	2.76%		340
1.00% notes	1,000	6.78	%(1)	1,208
0.75% Convertible Senior Notes, due June 2011 (“0.75% notes”)	600	6.78	%(1)	618

(1)

Represents the interest rate on our debt for accounting purposes while taking into account the effects of amortization of debt discount. Although the effective interest rates of the 1.00% notes and 0.75% notes were 6.78%, we are making cash interest payments at the stated coupon rates of 1.00% and 0.75%, respectively.

(2)

The fair value of long-term debt relies on Level 2 inputs. See Note 2 for definition of Level 2 inputs. For convertible senior notes, the fair value represents that of the liability component. See Note 1 for our accounting policy of estimating the fair value of our long-term debt.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of March 30, 2012, future maturities of long-term debt are as follows (in millions):

2013	$—
2014	1,000
2015	—
2016	350
Thereafter	750

Total	$2,100

Senior Notes

We issued the 4.20% notes and 2.75% notes in September 2010. These are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds from the issuance of the senior notes were $1.1 billion, net of an issuance discount. Interest on these notes is payable semiannually. Contractual interest expense was $41 million and $22 million in fiscal 2012 and 2011, respectively.

Convertible Senior Notes

We issued the 1.00% notes and 0.75% notes in June 2006. In September 2010, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible senior notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase and the concurrent sale of the note hedges was $497 million in cash. On June 15, 2011, the remaining principal balance on our 0.75% convertible senior notes matured and was settled by a cash payment of $600 million. Concurrent with the maturity, the remaining related note hedges and warrants expired. No portion of it was converted into our common shares upon maturity.

As of March 30, 2012, the remaining amortization period of the discount and debt issuance costs associated with the 1.00% notes is approximately one year and the “if-converted” value of the 1.00% notes does not exceed the principal amount. Contractual interest expense was $11 million, $16 million, and $18 million in fiscal 2012, 2011, and 2010, respectively. Amortization of the debt discount was $56 million, $96 million, and $104 million in fiscal 2012, 2011, and 2010, respectively. Interest on these notes is payable semiannually.

The following table summarizes information regarding the equity and liability components of the convertible senior notes:

	As of
	March 30, 2012	April 1, 2011
	(In millions)
Principal amount	$1,000	$1,600
Equity component	313	462
Liability component	941	1,485
Unamortized discount	59	115

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Conversion features. Each $1,000 of principal of the 1.00% notes will initially be convertible into 52.2951 shares of our common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the 1.00% notes may convert their 1.00% notes prior to maturity during specified periods as follows: (1) during any calendar quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the 1.00% notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their 1.00% notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of March 30, 2012, none of the conditions allowing holders of the 1.00% notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the 1.00% notes may require us to repurchase for cash all or any portion of their 1.00% notes for the principal amount.

Concurrently with the issuance of the 1.00% notes, we entered into note hedge transactions with affiliates of certain initial purchasers whereby we have the option to purchase up to 52 million shares of our common stock at a price of $19.12 per share. The outstanding options for 52 million shares will expire on June 15, 2013. The options must be settled in the same manner as we settle the 1.00% notes (cash or net shares). In addition, we have previously issued warrants to affiliates of certain initial purchasers whereby they have the option to purchase up to 52 million shares of our common stock at a price of $27.3175 per share. The warrants expire on various dates through August 2013 and must be settled in net shares.

Effect of conversion on earning per share (“EPS”).    The 1.00% notes will have no impact on diluted EPS until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the 1.00% notes will be settled in cash upon conversion. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the treasury stock method. As a result, for the first $1.00 by which the average price of our common stock for a quarterly period exceeds $19.12 per share there would be dilution of approximately 2.6 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that an average price of $27.3175 per share would yield cumulative dilution of approximately 15.7 million shares. If the average price of our common stock exceeds $27.3175 per share for a quarterly period we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The 1.00% notes along with the warrants has a combined dilutive effect such that for the first $1.00 by which the average price exceeds $27.3175 per share there would be cumulative dilution of approximately 18.8 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation, as their effect would be anti-dilutive. Upon conversion, the note hedge will automatically serve to neutralize the dilutive effect of the 1.00% notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 18.8 million shares in the example above would be reduced to approximately 1.8 million shares. The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and excludes any potential adjustments to the conversion ratio provided under the terms of the 1.00% notes.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Revolving credit facility

In fiscal 2011, we entered into a four-year $1.0 billion senior unsecured revolving credit facility (“credit facility”) that expires on September 8, 2014. The credit facility provides that we may borrow up to $1.0 billion under revolving loans. Revolving loans under the credit facility bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement or b) the bank’s prime rate plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of March 30, 2012, we were in compliance with all required covenants, and no amounts were outstanding.

Note 7.    Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, consulting charges associated with the planning and design phase of implementing a new enterprise resource planning system, and costs related to the outsourcing of certain back office functions. Restructuring and transition costs are included in the Other segment.

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

•

Fiscal 2010 plan.    In the fourth quarter of fiscal 2010, management approved and initiated a plan to reduce worldwide operating costs through workforce realignment and to reduce operating costs through a facilities consolidation. These actions were initiated to appropriately allocate resources to our key strategic initiatives and streamline our operations to deliver better and more efficient support to our customers and employees. During fiscal 2011, we terminated certain operating leases and consolidated facilities in North America and Europe. Excess facility obligations are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2016.

Other exit and disposal costs

Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities that are not accounted for under the restructuring plans above. Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of March 30, 2012, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restructuring and transition summary

	April 1, 2011	Costs, Net of Adjustments(1)	Cash Payments	March 30, 2012	Cumulative Incurred to Date
	(In millions)
Restructuring liabilities:
Severance	$3	$3	$(5)	$1	$73
Facilities	10	1	(5)	6	20

Total	13	4	(10)	7	93

Other exit and disposal costs	13	7	(11)	9

Total restructuring liabilities	$26	$11	$(21)	$16

Transition and other related costs		45

Total restructuring and transition		$56

Balance Sheet:
Other current liabilities	$14			$8
Other long-term obligations	12			8

Total restructuring liabilities	$26			$16

(1)

Total net adjustments were not material for fiscal 2012. Adjustments primarily relate to foreign currency exchange rate fluctuations. Included in transition and other related costs is $26 million of severance costs and $19 million of costs associated with the planning and design phase of implementing a new enterprise resource planning system.

Note 8.    Commitments and Contingencies

Lease commitments

We lease certain of our facilities and related equipment under operating leases that expire at various dates beyond fiscal 2018. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense was $111 million for fiscal 2012 of which $89 million was recorded in General and administrative expenses and $22 million was recorded in Cost of revenue. Rent expense was $110 million for fiscal 2011 of which $89 million was recorded in General and administrative expenses and $21 million was recorded in Cost of revenue. Rent expense was $106 million for fiscal 2010 of which $88 million was recorded in General and administrative expenses and $18 million was recorded in Cost of revenue.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule by years of minimum future rentals on noncancelable operating leases as of March 30, 2012 (in millions):

2013	$118
2014	91
2015	66
2016	47
2017	38
Thereafter	125

Total minimum future lease payments	$485
Less: sublease income	6

Total minimum future lease payments, net(1)	$479

(1)	The total minimum future lease payments, net includes $24 million related to restructuring activities.

Purchase obligations

We have purchase obligations of $473 million as of March 30, 2012 that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms.

The following is a schedule by years of our unrecognized purchase obligations as of March 30, 2012 (in millions):

2013	$420
2014	45
2015	6
2016	—
2017	2
Thereafter	—

Total purchase obligations	$473

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Litigation contingencies

For a discussion of our tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 12.

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, results of operations, financial condition, or cash flow.

Other

In January 2012, we became aware of claims made by a group of hackers, that it possessed, and intended to publicly expose, portions of the source code for certain Symantec products. Following investigation of these claims, we believe that the group came into possession of the code as a result of a theft of source code that occurred in 2006. We believe that source code for the 2006-era versions of the following products was exposed: Norton Antivirus Corporate Edition; Norton Internet Security; Norton SystemWorks (Norton Utilities and Norton GoBack); and pcAnywhere. We announced that customers of our pcAnywhere product may face an increased security risk as a result of this exposure. The product, pcAnywhere, is also bundled with three Symantec products, Altiris Client Management Suite and Altiris IT Management Suite versions 7.0 or later, and Altiris Deployment Solution with Remote version 7.1. In addition, customers with earlier versions of Altiris suites may have opted to leverage pcAnywhere. The increased risk is isolated to the pcAnywhere components only. Our pcAnywhere product accounted for less than three tenths of a percent of our fiscal 2012 consolidated net revenue. We have completed our planned remediation of this issue.

Note 9.    Stock Repurchases

The following table summarizes our stock repurchases:

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions, except per share data)
Total number of shares repurchased attributable to Symantec Corporation	51	57	34
Dollar amount of shares repurchased attributable to Symantec Corporation	$893	$870	$553
Average price paid per share	$17.62	$15.39	$16.39
Range of price paid per share	$15.38 -$20.51	$12.07 -$18.46	$14.14 -$18.29

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under various programs. On January 25, 2012, we announced that our Board of Directors approved a new $1 billion stock repurchase program. This program does not have an expiration date and as of March 30, 2012, $984 million was authorized for future repurchases.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 10.    Segment Information

As of March 30, 2012, our five reportable segments are the same as our operating segments and are as follows:

•

Consumer:    Our Consumer segment focuses on delivering internet security for PC’s, tablets and mobile devices along with services such as online backup, online family protection and remote help to individual users and home offices.

•

Security and Compliance:    Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, data loss prevention, encryption, managed security services, and authentication services. These products allow our customers to secure, provision, and remotely manage their laptops, PC’s, mobile devices, and servers. We also provide our customers with solutions delivered through our SaaS and appliance security offerings.

•

Storage and Server Management:    Our Storage and Server Management segment focuses on providing large, medium, and small-sized businesses with storage and server management, backup, archiving, eDiscovery, and data protection solutions across heterogeneous storage and server platforms, as well as solutions delivered through our SaaS and appliance offerings.

•

Services:    Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, and education.

•

Other:    Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of intangible assets; impairment of goodwill, intangible assets, and other long-lived assets; stock-based compensation; restructuring and transition expenses; and certain indirect costs that are not charged to the operating segments described above, such as interest income and expense.

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

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
	($ in millions)
Fiscal 2012
Net revenue	$2,104	$1,965	$2,410	$251	$—	$6,730
Percentage of total net revenue	31%	29%	36%	4%	0%	100%
Operating income (loss)	1,013	442	977	39	(1,392)	1,079
Operating margin of segment	48%	22%	41%	16%	*
Depreciation and amortization expense	40	56	30	3	583	712
Fiscal 2011
Net revenue	$1,953	$1,638	$2,307	$292	$—	$6,190
Percentage of total net revenue	32%	26%	37%	5%	0%	100%
Operating income (loss)	899	260	1,063	7	(1,349)	880
Operating margin of segment	46%	16%	46%	2%	*
Depreciation and amortization expense	39	42	33	4	625	743
Fiscal 2010
Net revenue	$1,871	$1,482	$2,287	$345	$—	$5,985
Percentage of total net revenue	31%	25%	38%	6%	0%	100%
Operating income (loss)	860	401	1,097	12	(1,437)	933
Operating margin of segment	46%	27%	48%	3%	*
Depreciation and amortization expense	29	27	41	6	732	835

*	Percentage not meaningful.

During the first quarter of fiscal 2012, we modified our segment reporting structure to more readily match our operating structure. The following modification was made to the segment reporting structure: managed security services revenue and expenses were moved to the Security and Compliance segment from the Services segment. All historical periods have been adjusted to reflect this modified reporting structure.

Product revenue information

The following table represents revenue by significant product categories:

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
Core consumer security	28%	28%	28%
Backup	20%	21%	20%
Storage and availability management	9%	10%	11%
Endpoint security and management	9%	10%	10%
Others(1)	34%	31%	31%

Total product revenue	100%	100%	100%

(1)	No other product category was material to the respective totals.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Geographical Information

The following table represents net revenue amounts recognized for sales in the corresponding countries:

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions)
United States	$3,240	$3,056	$2,967
United Kingdom	580	599	594
Other foreign countries(1)	2,910	2,535	2,424

Total net revenue	$6,730	$6,190	$5,985

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by geographic area:

	As of
	March 30, 2012	April 1, 2011
	(In millions)
United States	$885	$835
Foreign countries(1)	215	215

Total	$1,100	$1,050

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2012, there were no significant customers that accounted for more than 10% of our total net revenue. In fiscal 2011 and 2010, one distributor, Ingram Micro accounted for 10% of our total net revenue in both periods. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract.

Note 11.    Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is 3% of the employees’ eligible compensation, up to $6,000. Our contribution under the plan was $25 million, $22 million, and $22 million in fiscal 2012, 2011, and 2010, respectively.

Stock purchase plans

2008 Employee Stock Purchase Plan

In September 2008, our stockholders approved the 2008 Employee Stock Purchase Plan (“2008 ESPP”) and reserved 20 million shares of common stock for issuance thereunder. In September 2010, the 2008 ESPP was

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

amended by our stockholders to increase the shares available for issuance thereunder by 20 million. As of March 30, 2012, 14 million shares have been issued under this plan and 26 million shares remained available for future issuance.

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

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. As of March 30, 2012, 40,401 shares have been issued under the plan and 209,599 shares remained available for future issuance. Shares reserved for issuance under this plan have not been adjusted for stock dividends.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. Stockholders increased the number of shares of stock that may be issued by 50,000 in September 2004, September 2007, and October 2011. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of March 30, 2012, a total of 123,464 shares have been issued under this plan and 76,536 shares remained available for future issuance.

2004 Equity Incentive Plan

Under the 2004 Equity Incentive Plan, (“2004 Plan”) our Board of Directors, or a committee of the Board of Directors, may grant incentive and nonqualified stock options, stock appreciation rights, RSUs, RSAs, or PRUs to employees, officers, directors, consultants, independent contractors, and advisors to us, or to any parent, subsidiary, or affiliate of ours. The purpose of the 2004 Plan is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards of stock options and stock bonuses. Under the terms of the 2004 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Options generally vest over a four-year period. Options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years.

As of March 30, 2012, we have reserved 190 million shares for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 27 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, (“1996 Plan”), and 40 million, 50 million and 55 million shares that were approved for issuance thereunder on the amendment and restatement of the 2004 Plan at our 2006, 2008 and 2010 annual meeting of

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

stockholders, respectively. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their cancellation will also be added to the 2004 Plan reserve. As of March 30, 2012, 80 million shares remained available for future issuance.

Performance-based restricted stock units

During the first quarter of fiscal 2012, we granted PRUs to certain senior level employees under our 2004 Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of an annual target earnings per share for fiscal 2012 and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. The compensation expense for the PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition.

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

Other stock option plans

Options remain outstanding under several other stock option plans, including the 1996 Plan, and various plans assumed in connection with acquisitions. No further options may be granted under any of these plans.

Valuation of stock-based awards

The fair value of share-based awards for stock options was estimated using the Black-Scholes option pricing model. The fair value of PRUs was estimated using a Monte Carlo simulation model. The fair value of each restricted stock grant is equal to the market value of our common stock on the date of grant.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to estimate the fair value of stock options and PRUs:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Stock Options:
Expected life	3.76 years	3.52 years	3.38 years
Weighted-average expected volatility	35%	34%	44%
Weighted-average risk-free interest rate	1.62%	1.85%	1.47%
Expected dividends	—	—	—
PRUs:
Expected life	2.8 - 2.89 years	—	—
Expected volatility	48% - 49%	—	—
Weighted-average expected volatility	49%	—	—
Risk-free interest rate	0.65% - 0.90%	—	—
Expected dividends	—	—	—

Both the Black-Scholes and the Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the expected life and the price volatility of the underlying stock. Changes in the Black-Scholes and the Monte Carlo valuation assumptions and our related estimates may change the fair value for stock-based compensation and the related expense recognized. There have not been any material changes to our stock-based compensation expense due to changes in our valuation assumptions.

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Income.

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$14	$19	$14
Cost of revenue — License	2	3	2
Sales and marketing	70	58	59
Research and development	49	40	53
General and administrative	29	25	27

Total stock-based compensation expense	164	145	155
Tax benefit associated with stock-based compensation expense	(46)	(41)	(43)

Net stock-based compensation expense	$118	$104	$112

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — basic	$0.16	$0.13	$0.14
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — diluted	$0.16	$0.13	$0.14

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock options activity

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value(1)
	(In millions, except per share data)
Outstanding at April 1, 2011	54	$19.61		$91
Granted	3	18.31
Assumed in acquisitions	1	3.21
Exercised	(6)	11.94
Forfeited	(1)	16.36
Expired	(10)	25.16

Outstanding at March 30, 2012	41	$18.98	2.53 years	$70

Exercisable at March 30, 2012	34	$19.59	1.92 years	$50

Vested and expected to vest at March 30, 2012	40	$19.01	2.47 years	$69

(1)

Intrinsic value is calculated as the difference between the market value of our common stock as of March 30, 2012 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $18.70, the closing price of our common stock on March 30, 2012, as reported by the NASDAQ Global Select Market.

The weighted-average fair value per share of options granted during fiscal 2012, 2011, and 2010 including assumed options was $5.23, $4.04, and $5.15, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $40 million, $43 million, and $64 million, respectively.

As of March 30, 2012, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options was $24 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.54 years. Total unrecognized compensation cost related to the assumed, unvested Clearwell stock options was approximately $7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.18 years, assuming no forfeitures. Total unrecognized compensation cost related to early exercised, unvested Clearwell shares was approximately $1 million.

Restricted stock activity

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(In millions, except per share data)
Outstanding and unvested at April 1, 2011	18	$15.80		$323
Granted	11	18.13
Vested and released	(8)	16.98
Forfeited	(3)	16.30

Outstanding and unvested at March 30, 2012	18	$16.62	1.55 years	$330

Expected to vest at March 30, 2012	15	$—	1.46 years	$282

The weighted-average grant date fair value per share of restricted stock granted during fiscal 2012, 2011, and 2010 including assumed restricted stock was $18.13, $14.96, and $15.60, respectively. The total fair value of restricted stock that vested in fiscal 2012, 2011, and 2010 was $150 million, $104 million, and $71 million, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of March 30, 2012, total unrecognized compensation cost adjusted for estimated forfeitures related restricted stock was $218 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.42 years.

Performance-based restricted stock units activity

Shares
Unvested at April 1, 2011	—
Granted	467,000
Changes due to performance and market conditions	23,350
Vested	—
Forfeited	—

Unvested at March 30, 2012	490,350

The weighted-average grant date fair value per share of PRUs granted during fiscal 2012 was $23.58 per share.

As of March 30, 2012, total unrecognized compensation cost related to the PRUs was approximately $8 million, which is expected to be recognized over the remaining weighted average period of 2.0 years, assuming no forfeitures.

Shares reserved

As of March 30, 2012, we had reserved the following shares of authorized but unissued common stock (in millions):

Stock purchase plans	26
Stock award plans	138

Total	164

Note 12.    Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions)
Current:
Federal	$123	$17	$62
State	30	18	—
International	121	70	91

	274	105	153
Deferred:
Federal	32	26	2
State	(9)	3	(2)
International	1	(29)	(41)

	24	—	(41)

Total provision of income taxes	$298	$105	$112

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Pretax income from international operations was $891 million, $460 million, and $498 million for fiscal 2012, fiscal 2011, and 2010, respectively.

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions)
Expected Federal statutory tax	$515	$255	$303
State taxes, net of federal benefit	12	12	(2)
Foreign earnings taxed at less than the federal rate	(160)	(84)	(92)
Domestic production activities deduction	(20)	(9)	(10)
Federal research and development credit	(12)	(10)	(6)
Valuation allowance increase (decrease)	5	(15)	(11)
Benefit of losses from joint venture	(1)	(2)	(5)
Veritas tax positions (including valuation allowance release)	(52)	(49)	(70)
Other, net	11	7	5

	$298	$105	$112

The principal components of deferred tax assets are as follows:

	As of
	March 30, 2012	April 1, 2011
	(In millions)
Deferred tax assets:
Tax credit carryforwards	$43	$17
Net operating loss carryforwards of acquired companies	137	181
Other accruals and reserves not currently tax deductible	152	141
Deferred revenue	95	77
Loss on investments not currently tax deductible	23	17
State income taxes	33	35
Goodwill	36	34
Stock-based compensation	60	70
Other	4	9

	583	581
Valuation allowance	(55)	(45)

Total deferred tax assets	$528	$536
Deferred tax liabilities:
Tax over book depreciation	$(41)	$(26)
Intangible assets	(208)	(228)
Unremitted earnings of foreign subsidiaries	(329)	(282)

Total deferred tax liabilities	$(578)	$(536)

Net deferred tax assets	$(50)	$—

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The $55 million total valuation allowance provided against our deferred tax assets as of March 30, 2012 is attributable to acquisition-related assets and net operating losses in foreign jurisdictions. The valuation allowance increased by a net of $10 million in fiscal 2012, related mostly to credits in foreign jurisdictions and net operating losses in foreign jurisdictions subject to a valuation allowance.

As of March 30, 2012, we have U.S. federal net operating losses attributable to various acquired companies of approximately $120 million, which, if not used, will expire between fiscal 2013 and 2032. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $314 million and $24 million, respectively, which will expire in various fiscal years. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $404 million net of valuation allowances, which, under current applicable foreign tax law, can be carried forward indefinitely.

In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years, we have strong, consistent taxpaying history, we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 30, 2012 of $528 million, after application of the valuation allowances described above, are realizable on a “more likely than not” basis.

As of March 30, 2012, no provision has been made for federal or state income taxes on $2.4 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of March 30, 2012, the unrecognized deferred tax liability for these earnings was $730 million.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits from April 3, 2009 to March 30, 2012 were as follows (in millions):

Balance as of April 3, 2009	$633
Settlements and effective settlements with tax authorities and related remeasurements	(7)
Lapse of statute of limitations	(14)
Increases in balances related to tax positions taken during prior years	12
Decreases in balances related to tax positions taken during prior years	(92)
Increases in balances related to tax positions taken during current year	11

Balance as of April 2, 2010	$543

Settlements and effective settlements with tax authorities and related remeasurements	(6)
Lapse of statute of limitations	(27)
Increases in balances related to tax positions taken during prior years	13
Decreases in balances related to tax positions taken during prior years	(36)
Increases in balances related to tax positions taken during current year	40

Balance as of April 1, 2011	$527

Settlements and effective settlements with tax authorities and related remeasurements	(62)
Lapse of statute of limitations	(12)
Increases in balances related to tax positions taken during prior years	78
Decreases in balances related to tax positions taken during prior years	(30)
Increases in balances related to tax positions taken during current year	118

Balance as of March 30, 2012	$619

Of the $92 million of changes in gross unrecognized tax benefits during the fiscal year as disclosed above, approximately $32 million was provided through purchase accounting in connection with acquisitions during fiscal 2012. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at March 30, 2012, $612 million, if recognized, would favorably affect the Company’s effective tax rate, while $7 million would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

At March 30, 2012, before any tax benefits, we had $73 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was approximately $11 million for the year ended March 30, 2012. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2002 through 2012 fiscal years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and our 2007 through 2012 fiscal years remain subject to examination by the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California, Japan, the UK and India. As of March 30, 2012, we are in appeals with the IRS regarding Veritas U.S. federal income taxes for the 2002 through 2005 tax years, and under examination regarding Symantec U.S. federal income taxes for the fiscal years 2005 through 2008. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2005 through 2006 tax years. We are also under audit by the Indian income tax authorities for fiscal years 2004 through 2011.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $21 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 13.    Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share also include the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of shares underlying outstanding stock options, restricted stock, warrants and Convertible Senior Notes.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The components of earnings per share are as follows:

	Year Ended
	March 30, 2012	April 1, 2011	April 2, 2010
	(In millions, except per share data)
Net income attributable to Symantec Corporation stockholders	$1,172	$597	$714
Net income per share attributable to Symantec Corporation stockholders — basic	$1.58	$0.77	$0.88
Net income per share attributable to Symantec Corporation stockholders — diluted	$1.57	$0.76	$0.87
Weighted average outstanding common shares attributable to Symantec Corporation stockholders — basic	741	778	810
Dilutive potential shares issuable from assumed exercise of stock options	3	4	6
Dilutive potential shares related to stock award plans	4	4	3

Weighted average shares outstanding attributable to Symantec Corporation stockholders — diluted	748	786	819

Anti-dilutive weighted-average stock options(1)	26	43	47
Anti-dilutive weighted-average restricted stock(1)	—	—	—

(1)

For these fiscal years, the effects of the warrants issued and the option purchased in connection with the Convertible Senior Notes were excluded because they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 21st day of May 2012.

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

Signature	Title	Date

/s/ Enrique Salem Enrique Salem	President and Chief Executive Officer (Principal Executive Officer)	May 21, 2012

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 21, 2012

/s/ Andrew H. Del Matto Andrew H. Del Matto	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 21, 2012

/s/ Stephen M. Bennett Stephen M. Bennett	Chairman of the Board	May 18, 2012

/s/ Michael A. Brown Michael A. Brown	Director	May 18, 2012

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 18, 2012

/s/ Stephen E. Gillett Stephen E. Gillett	Director	May 18, 2012

Signature	Title	Date

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	May 18, 2012

/s/ David L. Mahoney David L. Mahoney	Director	May 18, 2012

/s/ Robert S. Miller Robert S. Miller	Director	May 18, 2012

/s/ Daniel H. Schulman Daniel H. Schulman	Director	May 18, 2012

/s/ V. Paul Unruh V. Paul Unruh	Director	May 18, 2012

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged Against Revenue and to Operating Expense(1)	Charged to Other Accounts		Amount Written Off or Used	Balance at End of Period
	(In millions)
Allowance for doubtful accounts:
Year ended March 30, 2012	$9	$(1)	$1		$(4)	$5
Year ended April 1, 2011	8	3	1		(3)	9
Year ended April 2, 2010	9	3	—		(4)	8
Reserve for product returns:
Year ended March 30, 2012	$19	$72	$8		$(74)	$25
Year ended April 1, 2011	9	60	7		(57)	19
Year ended April 2, 2010	12	46	—		(49)	9
Reserve for rebates:
Year ended March 30, 2012	$79	$204	$98	(2)	$(308)	$73
Year ended April 1, 2011	71	210	108	(2)	(310)	79
Year ended April 2, 2010	70	181	96	(2)	(276)	71

(1)	Reserve for product returns and reserve for rebates are charged against revenue.

(2)	Balances represent unrecognized customer rebates that will be amortized within 12 months and are recorded as a reduction of deferred revenue.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/07/12
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.03	Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.04	Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.05	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/03/10
4.06	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.07	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10
4.08	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	10.04	09/16/10
10.01(*)	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10.03(*)	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10.04(*)	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10.05(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	05/24/10
10.06(*)	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10.07(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/01/11
10.08(*)	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10.09(*)	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10.10(*)	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10.11(*)	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10.12(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10.13(*)	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10.14(*)	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10.15(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement	10-K	000-17781	10.17	05/20/11
10.16(*)	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10.17(*)	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.18(*)	Clearwell Systems, Inc. 2005 Stock Plan, as amended	S-8	333-175783	99.01	07/26/11
10.19(*)	Form of Clearwell Systems, Inc. Stock Option Agreement	S-8	333-175783	99.02	07/26/11
10.20(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	10-Q	000-17781	10.2	11/03/10
10.21(*)	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10.22(*)	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10.23(*)	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10.24(*)	FY11 Long Term Incentive Plan	10-Q	000-17781	10.04	08/04/10
10.25(*)	FY12 Long Term Incentive Plan	10-K	000-17781	10.29	05/20/11
10.26(*)	Form of FY12 Executive Annual Incentive Plan — Chief Executive Officer	10-K	000-17781	10.30	05/20/11
10.27(*)	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President – 95%	10-K	000-17781	10.31	05/20/11
10.28(*)	Form of FY12 Executive Annual Incentive Plan — Executive Vice President and Group President	10-K	000-17781	10.32	05/20/11
10.29(*)	FY13 Long Term Incentive Plan					X
10.30(*)	Form of FY13 Executive Annual Incentive Plan — Plan 1 – Chief Executive Officer					X
10.31(*)	Form of FY13 Executive Annual Incentive Plan — Plan 2 – Vice President, Senior Vice President, Executive Vice President & Group President					X
10.32(*)	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10.33(*)	Symantec Corporation Executive Retention Plan, as amended and restated					X
10.34(*)	Symantec Corporation Executive Severance Plan					X
10.35	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.36†

Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California

		S-1/A	333-83777	10.27 Exhibit C	08/06/99

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.37	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.38	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	02/02/11
21.01	Subsidiaries of Symantec Corporation					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see Signature page to this annual report)					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.