Form 10-K/A
period 2012-03-30
SYMANTEC CORP
filed 2012-07-30
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of the registrant’s common stock as of April 27, 2012: 720,745,832

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 30, 2012

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 30, 2012, which we filed with the Securities and Exchange Commission on May 21, 2012. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the President and Chief Executive Officer

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 21, 2012.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Criteria for Nomination to the Board

The goal of the Nominating and Governance Committee is to assemble a Board that offers a diverse portfolio of perspectives, backgrounds, experiences, knowledge and skills derived from high-quality business and professional experience. The Nominating and Governance Committee annually reviews the appropriate skills and characteristics required of directors in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders.

The key attributes, experience and skills we consider important for our directors in light of our current business and structure are:

•

Industry and Technology Expertise. Since we are a technology and software provider, education or experience in relevant technology is useful in understanding our research and development efforts, competing technologies, the various products and processes that we develop, and the market segments in which we compete.

•

Global Expertise. We are a global organization with offices in many countries. Directors with global expertise can provide a useful business and cultural perspective regarding many significant aspects of our business.

•

Leadership Experience. Directors who have served in senior leadership positions are important to us, because they bring experience and perspective in analyzing, shaping, and overseeing the execution of important operational and policy issues at a senior level.

•

Public Company Board Experience. Directors who have served on other public company boards can offer advice and insights with regard to the dynamics and operation of a board of directors; the relations of a board to the CEO and other management personnel; the importance of particular agenda and oversight matters; and oversight of a changing mix of strategic, operational, and compliance-related matters.

•

Mergers and Acquisitions (M&A) Experience. Directors who have a background in M&A transactions can provide insight into developing and implementing strategies for growing our business through combination with other organizations.

•

Financial Expertise. Knowledge of financial markets, financing operations, and accounting and financial reporting processes is important because it assists our directors in understanding, advising, and overseeing Symantec’s capital structure, financing and investing activities, financial reporting, and internal control of such activities.

•

Diversity. In addition to a diverse portfolio of professional background, experiences, knowledge and skills, the composition of the Board should reflect the benefits of diversity as to gender, race and ethnic background.

The information provided under “Director Qualifications” below each of the brief biographical descriptions set forth under “Our Board of Directors” below includes the key individual attributes, experience and skills of each of our directors that led to the conclusion that each director should serve as a member of the board of directors at this time.

Our Board of Directors

Our Board of Directors (the “Board”) currently consists of nine directors, each of whom is nominated and standing for election at our 2012 Annual Meeting of Stockholders (the “Annual Meeting”). Each director is elected to serve a one-year term, with all directors subject to annual election. After the resignation of Enrique Salem, our former President, Chief Executive Officer and member of our Board, effective July 24, 2012, the Board has nominated the following nominees listed below to serve as directors for the term beginning at the Annual Meeting. The names of each nominee for director, their ages as of July 2, 2012, and other information about each nominee is shown below.

Nominee	Age	Principal Occupation	Director Since
Stephen M. Bennett	58	Chairman of the Board, President and Chief Executive Officer	2010
Michael A. Brown	53	Chairman of the Board, Line 6, Inc.	2005
Frank E. Dangeard	54	Managing Partner, Harcourt	2007
Stephen E. Gillett	36	Executive Vice President and President, Best Buy Digital, Global Marketing and Strategy, Best Buy Co., Inc.	2012
Geraldine B. Laybourne	65	Chairman of the Board, Alloy, Inc.	2008
David L. Mahoney	58	Director	2003
Robert S. Miller	70	Chief Executive Officer, Hawker Beechcroft, Inc.	1994
Daniel H. Schulman	54	Group President- Enterprise Growth, American Express	2000
V. Paul Unruh	63	Director	2005

Mr. Bennett has served as a member of our Board since February 2010, as our Chairman of the Board since 2011 and as our President and Chief Executive Officer since July 2012. Mr. Bennett was President and Chief Executive Officer of Intuit, Inc. from January 2000 to January 2008. Prior to Intuit, Mr. Bennett was at General Electric Corporation (GE) for 23 years. From December 1999 to January 2000, he was an executive vice president and a member of the board of directors of GE Capital, the financial services subsidiary of GE. From July 1999 to November 1999, he was President and Chief Executive Officer of GE Capital e-Business, and he was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999. Mr. Bennett also serves as a director of Qualcomm Incorporated, AMR Corporation and a private company. He has previously served as a director of a variety of companies, including Intuit, Inc. and Sun Microsystems, Inc. He holds a degree in finance and real estate from the University of Wisconsin.

Director Qualifications:

•

Industry and Technology Experience – former President and Chief Executive Officer of Intuit, Inc. and various current and former Board directorships, including Qualcomm Incorporated and Sun Microsystems, Inc.

•	Leadership Experience – former President and Chief Executive Officer of Intuit, Inc. and various executive management positions at General Electric Corporation.

•	Public Company Board Experience – currently serves on the board of Qualcomm Incorporated and AMR Corporation, and served on the boards of Intuit, Inc. and Sun Microsystems, Inc.

•	Financial Experiences – former President and Chief Executive Officer of Intuit, Inc., executive management positions at GE, including GE Capital and GE Capital Vendor Financial Services.

Mr. Brown has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Brown had served on the Veritas board of directors since 2003. Mr. Brown is currently the Chairman of Line 6, Inc., a provider of musical instruments, amplifiers and audio gear that incorporate digital signal processing. From 1984 until September 2002, Mr. Brown held various senior management positions at Quantum Corporation, a leader in computer storage products, and most recently as Chief Executive Officer from 1995 to 2002 and Chairman of the Board from 1998 to 2003. Mr. Brown is a member of the board of directors of Quantum Corporation and three private companies. He has previously served as a director of a variety of public companies, including Digital Impact, Maxtor Corporation and Nektar Therapeutics. Mr. Brown holds a master’s of business administration from Stanford Business School and a bachelor’s degree from Harvard University.

Director Qualifications:

•

Industry and Technology Experience – former Chief Executive Officer and Chairman of Quantum Corporation; current member of the boards of Quantum Corporation and Mozes; former member of the boards of Equal Logic and Digital Impact.

•	Leadership Experience – Chairman of Line 6, Inc. and former Chief Executive Officer and Chairman of Quantum Corporation.

•	Public Company Board Experience – served as Chairman of Quantum Corporation and as a board member of Nektar Therapeutics, Maxtor Corporation and Digital Impact.

•

Financial Experiences – Chairman of Line 6, former Chief Executive Officer of Quantum; former Chairman of Equal Logic; and serves on the Audit Committee of Line 6 and served on the Audit Committee of Digital Impact.

Mr. Dangeard has served as a member of our Board since January 2007. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson S.A., a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy CEO of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and Vice Chairman in 2000. Prior to joining Thomson, Mr. Dangeard was managing director of SG Warburg & Co. Ltd. from 1989 to 1997, and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell LLP, in New York and London. Mr. Dangeard also serves on the boards of Moser Baer, SonaeCom SGPS and Telenor. He is also Chairman of Atari. Mr. Dangeard has previously served as a director of a variety of companies, including Thomson S.A. and Electricité de France S.A. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and from the Harvard Law School.

Director Qualifications:

•	Industry and Technology Experience – former Chairman and Chief Executive Officer of Thomson S.A. and former Deputy CEO of France Telecom

•

Global Expertise – Member of the boards of Telenor (Norway), SonaeCom (Portugal), MoserBaer (India); former Chairman and Chief Executive Officer of Thomson S.A. (France); and former Deputy CEO of France Telecom (France).

•

Leadership Experience – Managing Partner of Harcourt, Chairman of Atari, former Chairman and Chief Executive Officer of Thomson S.A., Deputy CEO of France Telecom, Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd.

•	Public Company Board Experience – current member of the boards of Telenor, Atari, Moser Baer and SonaeCom SGPS; and former member of the board of Electricite de France S.A., Thomson S.A.

•	M&A Experience – Chairman of SG Warburg France and lawyer at Sullivan & Cromwell LLP

•

Financial Experiences – Chairman of the Audit Committee of Atari, former Chairman and Chief Executive Officer of Thomson, former Deputy CEO of France Telecom, member of the Audit Committee of Moser Baer and former Chairman of the Audit Committee of Electricite de France.

Mr. Gillett has served as a member of our Board since January 2012. He has served as Executive Vice President and President, Best Buy Digital, Global Marketing and Strategy of Best Buy Co., Inc., since March 2012. From May 2008 to March 2012, Mr. Gillett was Executive Vice President, Digital Ventures and Chief Information Officer at Starbucks, Inc. Mr. Gillett served as Chief Information Officer of Corbis Corporation, a digital media company, from May 2006 to May 2008. Prior to his role at Corbis, Mr. Gillett held senior technology positions with various technology companies including Yahoo! Inc., CNET Networks and Sun Microsystems, Inc. He received a bachelor’s degree from University of Oregon and a master’s degree in business administration from San Francisco State University.

Director Qualifications:

•

Industry and Technology Expertise – currently Executive Vice President and President of Best Buy Digital, Global Marketing and Strategy of Best Buy Co., Inc.; former Executive Vice President, Digital Ventures and Chief Information Officer at Starbucks, Inc., former Chief Information Officer of Corbis Corporation and additional senior technology positions with various technology companies including Yahoo! Inc., CNET Networks and Sun Microsystems, Inc.

•

Global Expertise – currently Executive Vice President and President of Best Buy Digital, Global Marketing and Strategy of Best Buy Co., Inc. and former Executive Vice President, Digital Ventures and Chief Information Officer at Starbucks, Inc.

•

Leadership Experience – currently Executive Vice President and President of Best Buy Digital, Global Marketing and Strategy of Best Buy Co., Inc.; former Executive Vice President, Digital Ventures and Chief Information Officer at Starbucks, Inc., former Chief Information Officer of Corbis Corporation and additional senior technology positions with various technology companies including Yahoo! Inc., CNET Networks and Sun Microsystems, Inc.

•	Financial Expertise – former Executive Vice President, Digital Ventures and Chief Information Officer at Starbucks, Inc.

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

Director Qualifications:

•

Leadership Experience – Chairman of the Board of Alloy, Inc., Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC, President of Disney/ABC Cable Networks, President of Nickelodeon and Vice Chairman of MTV Networks.

•	Public Company Board Experiences – current board member of Electronic Arts, Inc. and J.C. Penney Company, Inc. former board member of Move, Inc.

•	M&A Experience – Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC until it was acquired by NBC Universal.

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

Director Qualifications:

•

Industry and Technology Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Leadership Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Public Company Experience – currently serves on the board of Corcept Therapeutics and served on the board of Tercica Incorporated.

•	M&A Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Financial Experiences – former roles at McKesson HBOC, serves on the Audit Committee of Corcept Therapeutics and served on the Audit Committee of Tercica Incorporated.

Mr. Miller has served as a member of our Board since September 1994. Mr. Miller has served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, since February 2012. Mr. Miller served as Executive Chairman of Delphi Corporation, an auto parts supplier from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012; Delphi Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under the USBC in October 2005; and Federal Mogul Corporation and Bethlehem Steel Corporation and certain of their subsidiaries, filed voluntary petitions for reorganization under the USBC in October 2001. Mr. Miller is currently Chairman of American International Group (AIG), an insurance and financial services organization, and MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. Mr. Miller is also a member of the board of directors of Hawker Beechcraft and another private company in addition to AIG and MidOcean Partners. Mr. Miller has previously served as a director of a variety of companies, including Delphi Corporation. Mr. Miller earned a degree in economics from Stanford University, a law degree from Harvard Law School and a master’s of business administration, majoring in finance from Stanford Business School.

Director Qualifications:

•	Global Expertise – Chief Executive Officer of Hawker Beechcraft, Inc. and Chairman of AIG.

•

Leadership Experience – Chief Executive Officer of Hawker Beechcraft, Inc.; Chairman of AIG and Mid Ocean Partners; former Chairman and Chief Executive Officer of Delphi Corporation; former Chairman and Chief Executive Officer of Federal Mogul Corporation; and former Chairman and Chief Executive Officer of Bethlehem Steel Corporation.

•	Public Company Board Experience – currently serves on the boards of Hawker Beechcraft Inc. and AIG and served on the boards of UAL Corporation and Delphi Corporation.

•	M&A Experience – Chief Executive Officer of Hawker Beechcraft, Inc.

•	Financial Experiences – serves on the Audit Committee of AIG and served on the Audit Committees of UAL Corporation, Reynolds American, Waste Management and Pope & Talbot.

Mr. Schulman has served as a member of our Board since March 2000. Mr. Schulman has served as Group President, Enterprise Group of American Express, a financial products and travel-related services provider, since August 2010. Mr. Schulman was President, Prepaid Group of Sprint Nextel Corporation, a cellular phone service provider, from November 2009 until August 2010, when Sprint Nextel acquired Virgin Mobile USA, a cellular phone service provider. Mr. Schulman served as Chief Executive Officer of Virgin Mobile USA from September 2001 to November 2009, and a member of the board of directors of Virgin Mobile USA from October 2001 to November 2009. From May 2000 until May 2001, Mr. Schulman was President and Chief Executive Officer of priceline.com Incorporated, an online travel company, after serving as President and Chief Operating Officer from July 1999. He is a member of the board of directors of Flextronics International Ltd. and a non-profit company. He received a bachelor’s degree in economics from Middlebury College, and a master’s degree in business administration, majoring in Finance, from New York University.

Director Qualifications:

•	Industry and Technology Experience – Group President, Enterprise Group of American Express and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•

Leadership Experience – Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•	Public Company Board Experience – currently serves on the board of Flextronics International Ltd and served on the board of Virgin Mobile USA.

•	M&A Experience – former Chief Executive Officer of Virgin Mobile USA.

•

Financial Experiences – Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

Mr. Unruh has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Unruh had served on Veritas’ board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in June 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller, and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the board of directors of Move, Inc., Heidrick & Struggles International, Inc., and three private companies. Mr. Unruh is a certified public accountant.

Director Qualifications:

•	Global Expertise – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Leadership Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience – currently serves on the boards of Move, Inc. and Heidrick & Struggles International Inc.

•	M&A Experience – former board member of Veritas Corporation.

•

Financial Experiences – a certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; and serves on the Audit Committees of Move, Inc. and Heidrick & Struggles International, Inc.

Summary of Director Qualifications and Experience

	Bennett	Brown	Dangeard	Gillett	Laybourne	Mahoney	Miller	Schulman	Unruh
Industry and Technology Expertise.	✓	✓	✓	✓		✓		✓
Global Expertise.			✓	✓			✓		✓
Leadership Experience.	✓	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience.	✓	✓	✓		✓	✓	✓	✓	✓
Mergers and Acquisitions (M&A) Experience.			✓		✓	✓	✓	✓	✓
Financial Expertise.	✓	✓	✓	✓		✓	✓	✓	✓
Diversity.					✓

Our Executive Officers

The names of our current executive officers, their ages as of July 2, 2012, and their positions are shown below.

Name	Age	Position
Stephen M. Bennett	58	President and Chief Executive Officer
James A. Beer	51	Executive Vice President and Chief Financial Officer
Janice D. Chaffin	57	Group President, Consumer Business Unit
Andrew H. Del Matto	53	Senior Vice President and Chief Accounting Officer
Francis A. deSouza	41	Group President, Enterprise Products & Services
Rebecca Ranninger	53	Executive Vice President and Chief Human Resources Officer
William T. Robbins	44	Executive Vice President, Worldwide Sales & Services
Scott C. Taylor	48	Executive Vice President, General Counsel and Secretary
Rowan M. Trollope	39	Group President, SMB and Symantec.cloud

The Board chooses executive officers, who then serve at the Board’s discretion. In connection with the resignation of Enrique Salem, our former President and Chief Executive Officer, effective July 24, 2012, the Board appointed Stephen M. Bennett to serve as our President and Chief Executive Officer in addition to his current role as Chairman of the Board effective July 25, 2012. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.

For information regarding Mr. Bennett, please refer to “Our Board of Directors” above.

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

Mr. Del Matto has served as our Senior Vice President and Chief Accounting Officer since April 2012. Mr. Del Matto had served as the Company’s Corporate Treasurer and Vice President of Finance Business Operations since September 2009. During his seven year tenure at the Company, Mr. Del Matto had also led our Corporate Financial Planning and Analysis, and Revenue and Cost Accounting teams. Prior to joining Symantec in January 2005, Mr. Del Matto had been employed by Inktomi Corporation and SGI Corporation in a variety of finance and accounting leadership roles. Mr. Del Matto started his career with KPMG LLP as a certified public accountant. Mr. Del Matto holds a bachelor of science degree from Ohio University and a master’s in business administration degree from Golden Gate University.

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

Mr. Robbins has served as our Executive Vice President of Worldwide Sales and Services since January 2009. From July 2007 to January 2009, Mr. Robbins served as Senior Vice President of Sales for the Americas geography. From April 2006 to July 2007, he served as Senior Vice President of the Asia Pacific and Japan geography. Mr. Robbins joined Symantec through the Company’s acquisition of Veritas in July 2005 and served as our Vice President of Eastern United States and National Telecommunications Sales until April 2006. At Veritas, he served as Vice President of Eastern United States and National Telecommunications Sales from April 2005 to July 2005, Vice President, Northern Europe Sales from January 2005 to April 2005 and from April 2002 to December 2004, he served as Vice President, Worldwide Sales Operations. Mr. Robbins holds bachelor’s degrees in business administration and economics, both with top honors from Southern Methodist University in Dallas. He is also a Certified Management Accountant.

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

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal year 2012.

Code of Conduct and Code of Ethics

We have adopted a code of conduct that applies to all of our Board members, officers and employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on the Investor Relations section of our website located at www.symantec.com/invest, by clicking on “Investor Resources” and then “Company Charters,” under the “Corporate Governance” heading. Any amendments or waivers of our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

Identification of Audit Committee and Financial Expert

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our board of directors (the “Board”) has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	Frank E. Dangeard Stephen E. Gillett Robert S. Miller V. Paul Unruh (Chair)

Financial Experts:	Our Board has unanimously determined that all Audit Committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that V. Paul Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations. Mr. Unruh is independent as defined by current NASDAQ listing standards for Audit Committee membership. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated.

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

EXECUTIVE SUMMARY

This compensation discussion and analysis describes the material elements of Symantec’s executive compensation program for fiscal 2012. For fiscal 2012, our named executive officers (“NEOs”) were:

•	Enrique Salem, former President and Chief Executive Officer (resignation effective in fiscal 2013, as of July 24, 2012)

•	James A. Beer, Executive Vice President and Chief Financial Officer

•	Rowan M. Trollope, Group President, SMB and Symantec.cloud

•	Francis A. deSouza, Group President, Enterprise Products & Services

•	William T. Robbins, Executive Vice President, Worldwide Sales and Services

Our Compensation Philosophy and Practices

The overriding principle driving our compensation programs is our belief that it benefits all of our constituencies for management’s compensation to be tied to our current and long-term performance. The following factors demonstrate our continued and heightened commitment to pay-for-performance and to corporate governance best practices:

•

In fiscal year 2012, we extended our commitment to pay for performance by reducing the fixed component targets of executive compensation, and increasing the variable, performance dependent targets, thereby furthering the goal of aligning executive pay with shareholder returns. This change will have the ultimate result of paying our executives at the 50th percentile unless we perform well. More specifically, we shifted our target pay positioning for our executive officers from the 65th percentile to the 50th percentile of the relevant market composite for salary, and are gradually shifting the percentile of the relevant market composite we target for other performance-based pay elements from the 50th percentile to the 65th percentile (such change to occur over time and subject to performance for any given executive officer).

•

We now grant performance-based restricted stock units to our named executive officers in lieu of stock option grants as a regular part of our annual executive compensation program, and, in light of our stockholders’ support of our pay-for-performance philosophy, we now apply this practice to a larger group of our employees (all vice presidents and above). As of the end of fiscal year 2012, this movement to performance-based restricted stock units would have resulted in a payout of 61% of the target number of shares for those grants that were made in the previous year, reflecting our commitment to linking long-term compensation to relative total shareholder return.

•

In fiscal year 2012, we enhanced our long-standing stock ownership guidelines for our executive officers, requiring them to hold a higher minimum value in shares so that they have an even greater financial stake in our company, thereby further aligning the interests of our executive officers with those of our stockholders.

•

We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code, and any potential severance payments are well under 3 times our executive officers’ total target cash compensation.

•

We have clawback provisions in all of our executive compensation plans (providing for the return of any excess compensation received by an executive officer if our financial statements are the subject of a restatement due to error or misconduct).

•	Our executive officers are prohibited from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities.

•

While our cash incentive compensation is designed to reward outstanding performance of our executive officers, payouts under each plan are capped to discourage excessive or inappropriate risk taking by our executive officers.

Summary of Compensation Matters During Fiscal 2012

In fiscal 2012, Symantec delivered 9% year-over-year growth in revenue (6% adjusting for currency) and 4% growth in deferred revenue (5% adjusting for currency) driven by strength in our backup business, Software-as-a Service (SaaS), data loss prevention, and managed security services offerings. Our cash flow from operations remained strong, increasing 6% compared to fiscal 2011 while our cash and cash equivalents (including short-term investments) grew 9% year-over-year. Our non-GAAP net income increased by 7% and non-GAAP diluted earnings per share grew 13% year over year. We spent $893 million to repurchase 51 million shares, reducing our common stock outstanding by 6.5%, or a net 4.3% after adjusting for the issuance of employee stock compensation.

As detailed below, during fiscal 2012, we used three core financial metrics, which we believe are strongly correlated to enterprise value for companies in our sector, to measure company performance under our executive compensation programs: revenue, non-GAAP earnings per share (“EPS”) and cash flow from operations. In addition, business unit performance metrics were a factor in the bonus awards of our named executive officers, other than our former CEO, under our Executive Annual Incentive Plan. Our revenue and non-GAAP EPS in fiscal 2012 were slightly below our targeted level of performance for the full fiscal year. Our cash flow from operations was higher than our targeted level of performance for fiscal 2012. Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy as well as with the terms of our compensation arrangements. The following are highlights of our named executive officers’ compensation for fiscal 2012 and are discussed in greater detail in this CD&A:

•

While the value of our NEOs’ actual total direct compensation increased from fiscal 2011 to fiscal 2012, this increase was due to specific events within the company that needed to be addressed: two of the NEOs were promoted, which resulted in the need to align their compensation with their substantially greater responsibilities. The other two NEOs were subject to external recruiting efforts from competitors, and were given retention grants in order to ensure their continued service in a highly competitive environment. Nevertheless, a significantly higher proportion of their pay was “at- risk” compared to fiscal 2011. The primary reason for these increases is the larger equity awards given to the NEOs (other than our former CEO), including the promotional and retention-based grants (other than for our former CEO), which are described starting on page 21. The larger equity awards were consistent with our philosophy to pay for performance by emphasizing a more variable compensation target and lower base pay target for all executives.

•

For fiscal 2012, approximately 91% of our former CEO’s target total direct compensation was at risk and, on average, approximately 89% of the target total direct compensation for our other NEOs was at risk.

•

For fiscal 2012, our named executive officers received 92.5% to 101.5% of their target payout under our FY12 Executive Annual Incentive Plans based on our revenue and non-GAAP EPS performance and, other than our former CEO, the named executive officer’s business unit performance.

•

For fiscal 2012, our operating cash flow target was $1,876 million and we achieved 101% of our target, resulting in a payout of 105% of target bonus amounts under our FY12 Long Term Incentive Plan (“LTIP”) for our named executive officers who remain our employees as of the end of fiscal 2014.

•

In fiscal 2012, we ceased granting stock options as a regular part of the annual equity compensation component of the compensation program for our named executive officers. We granted performance-based restricted stock units and restricted stock units to our named executive officers. Our performance-based restricted units program uses non-GAAP EPS and relative total stockholder return as performance metrics, two metrics strongly tied to long-term stockholder value creation. As a result, approximately 68% of the target value of our former CEO’s fiscal 2012 equity compensation was in the form of performance-based restricted stock units and approximately 32% was in the form of time-based restricted stock units.

•

To enhance the alignment between our executive officers and stockholder interests, in May 2012 we increased the level of our stock ownership guidelines for our executive officers and implemented a holding requirement of 50% of all net (after-tax) equity grants until the target level of stock ownership is met.

CEO Pay – Realized and Realizable Gains

The Compensation Committee believes that our executive officers’ total compensation should be reflective of our company’s performance. Accordingly, a large portion of our executive officers’ compensation is composed of equity awards, which derive their value based on our stock price performance. As a result, there can be no assurance that these grant date fair values will ever be realized by the named executive officers. This risk is illustrated in the chart below, which depicts our former CEO’s total compensation values calculated based on grant date fair value equity values and realized and realizable equity gains.

•

The total compensation values based on realized and realizable gains are the sum of base salary, actual Annual Incentive Plan payout earned for the fiscal year, actual cash-LTIP payout earned for the fiscal year but not paid for 2 years after the fiscal year-end, and realized and realizable gains from the equity awards granted for the fiscal year. The realized and realizable gains of equity awards generally represent the intrinsic values of those equity awards, based upon the closing price for a share of our common stock of $14.50 on July 2, 2012 (or, in the case of vested restricted stock unit awards, the closing price on the vesting date).

•

The performance-based restricted stock unit value is based on the estimated number of shares that may be earned based on probable outcome of performance conditions in light of our actual fiscal 2012 EPS performance and relative TSR performance as of the end of fiscal 2012 and the closing price of our common stock as of July 2, 2012.

“Say on Pay” Advisory Vote on Executive Compensation

We held our first annual advisory vote on executive compensation, commonly known as “Say-on-Pay,” last year at our 2011 Annual Meeting of Stockholders, and expect to hold these votes on an annual basis in the future, including at the 2012 Annual meeting of Stockholders. While these votes are not binding, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation programs and philosophy as disclosed in our proxy statement on an annual basis. The Compensation Committee values our stockholders’ opinions and the Board and the Compensation Committee will consider the outcome of the vote when making future compensation decisions for our named executive officers. In addition to an annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation matters generally. These engagement efforts take place through telephone calls, in-person meetings and correspondence with our stockholders.

Approximately 98% of the votes cast on the advisory vote on executive compensation voted in favor of our executive compensation as disclosed in our 2011 Proxy Statement. The Board and the Compensation Committee considered this favorable outcome and believed it conveyed our stockholders’ support of our existing executive compensation philosophy and programs, including the changes implemented at the beginning of fiscal 2012. As a result, the Compensation Committee has not made any material changes in the structure of our executive compensation programs or pay for performance philosophy. However, in light of the stockholders’ support of our pay-for-performance philosophy, we applied this principle to a larger group of our employees by replacing time-based stock option grants with performance-based restricted stock units for all vice presidents and above.

Roles of Our Compensation Committee, Executive Officers and Consultants in our Compensation Process

The Compensation Committee, which is comprised entirely of independent directors, is responsible for overseeing all of Symantec’s compensation programs, including the review and recommendation to the independent directors of our Board all compensation arrangements for our CEO and the review and approval of the compensation payable to our other named executive officers.

The independent directors of the Board evaluate the CEO’s performance and the Compensation Committee then reviews and recommends to the independent members of the Board all compensation arrangements for the CEO. After discussion, the independent members of the Board determine the CEO’s compensation. The Compensation Committee also discusses the performance of the other named executive officers with the CEO, reviews the compensation recommendations that the CEO submits for the other named executive officers, makes any appropriate adjustments, and approves their compensation. While our CEO provides input and makes compensation recommendations with respect to executive officers other than himself, our CEO does not make recommendations with respect to his own compensation or participate in the deliberations regarding the setting of his own compensation by the Board or the Compensation Committee.

Since fiscal 2004, the Compensation Committee has engaged Mercer, an outside consulting firm, to provide advice and ongoing recommendations on executive compensation matters. The Compensation Committee oversees Mercer’s engagement. Mercer representatives meet informally with the Compensation Committee Chair and the Chief Human Resources Officer and also with the Compensation Committee during its regular meetings, including in executive sessions from time to time without any members of management present.

As part of its engagement in fiscal 2012, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our director and executive compensation programs, the design of awards under and proposed performance metrics and ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $187,000 for executive compensation services in fiscal 2012. In addition, with the Compensation Committee’s approval, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $1.898 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants, the Compensation Committee believes that the consulting advice it receives from Mercer is objective and not influenced by Mercer’s or its affiliates’ other relationships with Symantec.

The Compensation Committee establishes our compensation philosophy, approves our compensation programs and solicits input and advice from several of our executive officers and Mercer. As mentioned above, our CEO provides the Board of Directors and the Compensation Committee with feedback on the performance of our executive officers and makes compensation recommendations (other than with respect to his own compensation) that go to the Compensation Committee for their approval. Our CEO, CFO, Chief Human Resources Officer and General Counsel regularly attend the Compensation Committee’s meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding Symantec’s performance, and other advice specific to their areas of expertise. In addition, at the Compensation Committee’s direction, Mercer works with our Chief Human Resources Officer and other members of management to obtain information necessary for Mercer to make their own recommendations as to various matters as well as to evaluate management’s recommendations.

FACTORS WE CONSIDER IN DETERMINING OUR COMPENSATION PROGRAMS

We apply a number of compensation policies and analytic tools in implementing our compensation principles. These policies and tools guide the Compensation Committee in determining the mix and value of the compensation components for our named executive officers, consistent with our compensation philosophy. They include:

Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for our named executive officers emphasizes variable pay in the form of short- and long-term cash and equity awards. Short-term results are measured by annual revenue, non-GAAP earnings per share and, for all our named executive officers other than our CEO, business unit performance. Long-term results are measured by share price appreciation, and achievement of operating cash flow targets. With the introduction of performance-based restricted stock units as a regular part of our annual executive compensation program beginning with fiscal 2012, our long-term results are also measured by the achievement of the total stockholder return ranking for our company as compared to the S&P 500.

A Total Rewards Approach: Elements of the total rewards offered to our executive officers include base salary, short- and long-term incentives including equity awards, health benefits, a deferred compensation program and a consistent focus on individual professional growth and opportunities for new challenges.

Appropriate Market Positioning: Our general pay positioning strategy is to target the levels of base salary, annual short-term cash incentive structure and long-term incentive opportunities and benefits for our named executive officers with reference to the relevant market data for each position. The Compensation Committee may set the actual components for an individual named executive officer above or below the positioning benchmark based on factors such as experience, performance achieved, specific skills or competencies, the desired pay mix (e.g., emphasizing short- or long-term results), and our budget.

For fiscal 2012, to further strengthen our pay for performance focus, we shifted our target pay positioning for our executive officers from the 65th percentile to the 50th percentile of the relevant market composite for salary, and are gradually shifting the percentile of the relevant market composite we target for the variable pay elements from the 50th percentile to the 65th percentile, subject to individual performance. Prior to this change, our policy was to target the base salary for our executive officers at the 65th percentile of the relevant market data and variable compensation target for our executive officers at the 50th percentile of the relevant market data. We believe that these adjustments align our executive officers compensation more directly with the Company’s performance. See also “Appropriate Pay Mix” below for more information about this change.

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that the Compensation Committee, based on the advice of Mercer, believes represent Symantec’s competition in the broader talent market. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data provides compensation information from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

The information technology industry in which we compete is characterized by rapid rates of change and intense competition from small and large companies, and the companies within this industry have significant cross-over in leadership talent needs. As such, we compete for executive talent with leading software and services companies as well as in the broad information technology industry. We particularly face intense competition with companies located in the geographic areas where Symantec operates, regardless of specific industry focus or company size. Further, because we believe that stockholders measure our performance against a wide array of technology peers, the Compensation Committee uses a peer group that consists of a broader group of high technology companies in different market segments that are of a comparable size to us. The Compensation Committee uses this peer group, as well as other relevant market data, to evaluate named executive officer pay levels (as described above).

The Compensation Committee reviews our peer group on an annual basis, and the group may be adjusted from time to time based on a comparison of market capitalization, industry and peer group performance. We did not make any changes to our peer group for fiscal 2012. The following companies were included in our peer group analysis:

Symantec Peer Group
Adobe Systems	Analog Devices	Apple
CA	Cisco Systems	Electronic Arts
EMC	Harris Corp	Juniper Networks
Lexmark International	NetApp	Oracle
Qualcomm	Seagate Technology	Yahoo!

Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured with a large portion of their total direct compensation paid based on the performance of our company and the applicable business unit. In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, business unit performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and our other named executive officers (including base salary, target annual bonus, target and accrued award payments under the Long Term Incentive Plans, and the value of vested and unvested equity awards actually or potentially issued).

The percentage of an executive officer’s compensation opportunity that is “at-risk,” or variable instead of fixed, is based primarily on the officer’s level of influence at Symantec. Executive officers generally have a greater portion of their pay at risk through short- and long-term incentive programs than the rest of our employee population because of their relatively greater responsibility and ability to influence our company’s performance. Typically, a materially higher proportion of the CEO’s compensation opportunity is at-risk relative to our other named executive officers because the nature of his role and ability to influence our company’s performance. For fiscal 2012, the proportion of the compensation opportunity was relatively the same for all NEOs due to the retention-based and promotional restricted stock units granted to the named executive officers other than our former CEO. As illustrated by the following charts, for fiscal 2012, approximately 91% of our former CEO’s target total direct compensation (sum of base salary, target annual incentive, target cash long-term- incentive and grant date fair value of equity awards) was at-risk, and on average approximately 89% of our other named executive officers’ compensation opportunity was at-risk compensation.

*	The values of PRU grants were calculated using the grant date fair value.

Form and Mix of Long-Term Equity Incentive Compensation: Beginning in fiscal 2012, we replaced stock options with performance-based restricted stock units so that the long-term equity incentive compensation component of our regular annual executive compensation program consists entirely of performance-based restricted stock units and restricted stock units for our named executive officers. With this change, we allocated a significantly larger portion of the value of the CEO’s target total long-term equity incentive award in the form of performance-based restricted stock units than in time-vested restricted stock units, as depicted in the chart above. We believe these allocations strike the appropriate balance for long-term equity incentives awards between performance and retention.

For fiscal 2012, our former CEO received approximately 68% of the value of his target long-term equity incentive award compensation in the form of performance-based restricted stock units, and 32% in restricted stock units. Other named executive officers received, on average, approximately 31% of the target value of their equity compensation in the form of performance-based restricted stock units and 69% in restricted stock units, reflecting the impact of retention-based and promotional restricted stock unit grants made to our named executive officers (other than our former CEO) in fiscal 2012, which caused a shift in the mix of fiscal 2012 long-term incentives toward restricted stock unit grants and away from performance-based restricted stock unit grants. Excluding the retention-based and promotional restricted stock unit grants, on average, 56% of our other named executive officers’ fiscal 2012 target equity incentive award value was based on performance-based restricted stock units and 44% based on restricted stock units.

These percentages (and other percentage-based equity awards values discussed below) are based on the grant date fair value of the shares of common stock underlying the restricted stock units, and the grant date fair value of the performance-based restricted stock units at the target level award size. The awards made to our named executive officers, other than the CEO, are determined by the Compensation Committee after reviewing recommendations made by the CEO. In determining its recommendations to the independent directors of the Board, in the case of CEO compensation, and in making compensation decisions with respect to other named executive officers, the Compensation Committee may consider factors such as the individual’s responsibilities, the individual’s performance, business unit performance, industry experience, current pay mix, total compensation competitiveness, long-term equity and cash awards previously granted to the individual, retention considerations, and other factors.

Compensation Risk Assessment: The Compensation Committee, in consultation with Mercer, has conducted its annual risk analysis on Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on Symantec.

COMPENSATION COMPONENTS

The major components of compensation for our named executive officers continue to be: (i) base salary, (ii) short-term cash incentive awards, (iii) long-term cash incentive awards, and (iv) equity incentive awards. Reflecting the global nature of our business, one of our named executive officers, Rowan M. Trollope, was on international assignment in the United Kingdom prior to becoming a Symantec executive officer in fiscal 2012. Mr. Trollope received additional benefits for certain relocation and transportation expenses and tax payments in connection with his international assignment in the United Kingdom. While these amounts reflect a significant component of his total compensation reported in the Summary Compensation Table on page 28, they were not a factor in the Compensation Committee’s decisions with respect to his compensation for fiscal 2012 because they did not relate to Mr. Trollope’s service as an executive officer and were designed to minimize any financial detriment to him from his prior assignment.

Base Salary

The Compensation Committee reviews the named executive officers’ salaries annually as part of its overall competitive market assessment and may make adjustments based on positioning relative to market, individual role, performance, contribution levels, and our overall salary budget. The independent members of the Board of Directors review the CEO’s salary in executive session (i.e., without any executives present), and changes are considered in light of market pay assessments and the Board’s annual CEO performance evaluation, in each case without the participation of our CEO. In setting the base salaries for the other named executive officers, the Compensation Committee also considers the recommendations of the CEO based upon his annual review of their performance. Although the Compensation Committee takes into account the factors and information described above during its review and determination of the base salary for each executive officer, it does not assign a specific weight to any element and does not measure individual performance against an objective standard in the evaluation of an executive officer’s base salary. Instead, these reviews and determinations are based on the Compensation Committee’s subjective judgment taking into account all available information, including the competitive market assessment.

Based on a competitive market assessment conducted by Mercer and taking into account the factors described above, the Compensation Committee increased our former CEO’s base salary for fiscal 2012 by 6.7% to $800,000, an amount the Compensation Committee recognized was well below the median levels of our peer group and the broader survey peer group data. Prior to this and the increase from fiscal 2010 to fiscal 2011, our former CEO’s base salary had remained the same since he was promoted to Chief Operating Officer in January 2008 and was not adjusted when he was promoted to Chief Executive Officer in April 2009 due to an overall company salary freeze driven by the challenging economic environment. Base salaries for James Beer and William Robbins remained the same from the previous year, as base salary increases for fiscal 2011 were deemed effective in continuing to achieve the Compensation Committee’s goals for this component of executive compensation. Rowan Trollope and Francis deSouza were each appointed to the position of Group President at the beginning of fiscal 2012. In connection with these promotions, each officer received an 8.7% increase in recognition of his increased responsibilities. The following table presents each named executive officer’s base salary for fiscal 2012 as compared to fiscal 2011:

	FY12 ($)	FY11 ($)	Change (%)
Enrique Salem	800,000	750,000	6.7	(1)
James A. Beer	700,000	700,000	0.0
Rowan M. Trollope	435,000	400,000	8.7	(2)
Francis A. deSouza	435,000	400,000	8.7	(2)
William T. Robbins	475,000	475,000	0.0

(1)	Notwithstanding the 6.7% increase received by Mr. Salem, his base salary remained below the median of the peer group.
(2)	The increases received by Messrs. Trollope and deSouza were given in recognition of their increased responsibilities with their promotions.

Executive Annual Incentive Plan

The Executive Annual Incentive Plans for our executive officers are adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2008. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentive plans that are designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To support collaboration within the senior leadership group, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee may choose to measure the named executive officers’ achievement against specific business unit or individual performance targets as well.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using peer group and survey data and taking into account other factors, such as internal equity and competitive pressures affecting retention. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2012 as compared to fiscal 2011:

	FY12 Target % of Base	FY11 Target % of Base	FY12 ($)	FY11 ($)	Change (%)
Enrique Salem	150	150	1,200,000	1,125,000	6.7
James A. Beer	95	90	665,000	630,000	5.6
Rowan M. Trollope	80	70	348,000	280,000	24.3
Francis A. deSouza	80	70	348,000	280,000	24.3
William T. Robbins	95	80	451,250	380,000	18.8

The award opportunities for fiscal 2012 were determined based on the relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer. Taking into account these factors for fiscal 2012, the Compensation Committee increased the target award opportunity as a percentage of base salary for all of the NEOs with the exception of Enrique Salem. The bonus target increases for the NEOs (other than Enrique Salem) were made based on our new compensation market positioning strategy to target market 65th percentile level for short- and long-term incentives and total direct compensation. The promotion to Group President also contributed to the increase in the applicable target award percentage under the Executive Annual Incentive Plan for Messrs. Trollope and deSouza, and increased the absolute value of such award opportunities due to the related increase in the base salary from which each target award value was derived.

At the time award opportunities are established, there is no assurance that the amount of the target awards will be realized. As explained below, each named executive officer must achieve threshold performance for each metric established in the named executive officer’s executive annual incentive plan to receive any payment for such metric. The payout under the Executive Annual Incentive Plan is also capped at different levels based on the performance metric.

Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are established at or about the beginning of each plan year. Our management develops proposed goals with reference to a variety of factors, including our historical performance, internal budgets, market and peer performance, and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary, and approves the goals, the range of performance, and the weighting of the goals. Following the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events that were not anticipated in establishing the performance measures), determines the extent of achievement and approves the payment of annual cash incentives, if warranted. In determining the achievement of performance metrics for fiscal 2012, the Compensation Committee made adjustments to both the revenue and non-GAAP EPS targets for several acquisitions made during the year. The determination of awards for the revenue and non-GAAP EPS metrics is formulaic, while the business unit performance metric is determined based on a qualitative evaluation of business unit performance against pre-established operational and strategic goals, with input from our CEO. In determining achievement of business unit metrics, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers are made solely by the Compensation Committee. Although the Compensation Committee has the discretion to adjust awards as appropriate, it did not exercise such discretion for fiscal 2012.

The performance measures and weightings under the Fiscal Year 2012 Executive Annual Incentive Plans for the named executive officers were as follows:

	Revenue	Non-GAAP EPS	Business Unit Performance
CEO	50%	50%	N/A
Other NEOs	50%	20%	30%

We used the above performance metrics because:

•	Over time, revenue and non-GAAP EPS measures have strongly correlated with stockholder value creation for Symantec;

•	Improvement in revenue and non-GAAP EPS measures aligns with our overall growth strategy;

•	The revenue and non-GAAP EPS measures are transparent to investors and are included in our quarterly earnings releases;

•	The revenue and non-GAAP EPS measures balance growth and profitability;

•	The performance goals used for the business unit performance component align with our operational and strategic objectives; and

•	The business unit performance metric provides a balance in incentive compensation as it focuses on both operational excellence and strategic goals.

Revenue and non-GAAP EPS performance targets are established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets, and market expectations.

If results for a goal are below threshold, the funding level for that goal is 0%, and participants will be paid no incentive compensation for that goal. A threshold performance level would result in a payout of 70% of the target opportunity in the case of revenue and 75% of the target opportunity in the case of non-GAAP EPS. At target, the goal is funded at the 100% level. Below target, the payout for revenue achievement decreases by 5% of the target opportunity for each additional 1% below target revenue achievement levels (assuming the threshold is met). Above target, the payout for revenue achievement increases by 10% of the target opportunity for each additional 1% above target achievement levels up to 10% over target for a maximum payout of 200% of the target opportunity. For non-GAAP EPS, the payout increases or decreases by 5% of the target opportunity for each additional 1% above or below target achievement levels (assuming the threshold is met), subject to a cap of a 150% payout upon 110% achievement. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and the relative payout at each level under the Fiscal Year 2012 Executive Annual Incentive Plans:

	Revenue Performance as % of Target	Revenue Payout as % of Target	EPS Performance as % of Target	EPS Payout as % of Target
Threshold	94	70	95	75
Target	100	100	100	100
Maximum	110	200	110	150

The performance objectives used to determine the achievement of a business unit performance are established at or shortly after the beginning of the fiscal year. The objectives chosen are measurable goals and published internally within our company. Each business unit sets its objectives in the following four areas and results are monitored quarterly:

•	Business Results

•	Customer and Partner Loyalty

•	Operational Excellence

•	Employee Engagement

The CEO evaluates the performance level of each named executive officer’s business unit against the pre-determined goals following the end of fiscal year, then makes a recommendation to the Compensation Committee. The Compensation Committee then reviews the CEO’s compensation recommendations for the other named executive officers, makes any appropriate adjustments, and approves their compensation. The potential payout for this metric ranges from 0% to 150% based on achievement of these preset goals.

Achievement of Fiscal Year 2012 Performance Metrics:

For fiscal 2012, our revenue target was $6,669 million and our non-GAAP EPS target was $1.54 per share. The Compensation Committee determined that we achieved 99% of the revenue metric, resulting in a 95% payout for that portion of the plan based on the plan target amount, and 99% of the non-GAAP EPS metric, resulting in a payout for that portion of the plan at 90% of the plan target amount. For purposes of calculating achievement of these metrics, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

For fiscal 2012, the business unit performance payout level for Messrs. Beer, deSouza and Robbins was above target based on strong performances by their respective business units. Mr. Trollope’s SMB and .cloud business unit performed below its set target, as reflected in his business unit payout. Our NEOs’ fiscal 2012 annual incentive payout level by performance metric, total payout as percentage of target opportunity and total payout amounts are provided in the table below:

	Revenue Payout %	EPS Payout %	Business Unit Performance Payout %	Total Payout as % of Target	Payout Amount ($)
Enrique Salem	95	90	N/A	92.5	1,110,000
James A. Beer	95	90	115	100	665,000
Rowan M. Trollope	95	90	90	92.5	321,900
Francis A. deSouza	95	90	115	100	348,000
William T. Robbins	95	90	120	101.5	458,019

Long Term Incentive Plan (LTIP)

In April 2011, the Compensation Committee approved our LTIP for fiscal 2012. Under the terms of this plan, named executive officers are eligible to receive performance-based compensation based upon the level of attainment of target operating cash flow for the fiscal year ending March 30, 2012. The Compensation Committee believes that the LTIP provides an ongoing retention and performance incentive by balancing the restricted stock unit and performance-based restricted stock unit vesting periods (four years and three years, respectively) with a component that will enhance the alignment to long-term financial performance. The FY12 LTIP was adopted pursuant to the SEIP most recently approved by our stockholders in 2008.

FY12 LTIP Target Opportunities: The target bonus amounts under the FY12 LTIP were $2,000,000 for Enrique Salem and $425,000 for each of the other named executive officers.

FY12 LTIP Performance Measure and Target Setting: Under the FY12 LTIP, the long-term incentive metric is measured at the end of the one-year performance period (i.e., the end of fiscal 2012) and, subject to the meeting of the performance target and satisfaction of continuing service requirements, will be paid following the last day of the second fiscal year following the end of the performance period (i.e., the end of fiscal 2014). We believe the combination of this performance metric and time-based vesting requirement provides appropriate performance incentives and promotes the long-term retention of our executive officers. By basing the FY12 LTIP payout on operating cash flow, the plan focuses on a specific, measurable corporate goal that is aligned with generating stockholder value, and provides performance-based compensation based upon the actual achievement of the goal. We believe that the exclusive metric of operating cash flow, as opposed to revenue or non-GAAP EPS, appropriately focuses our executives on tangible growth and cost reduction opportunities. Operating cash flow is also a direct measure of business success and balances the annual plan measures that are not subject to some of the timing issues associated with the accounting rules relating to revenue and non-GAAP EPS, which can lead to fluctuations in results that are not necessarily directly tied to our business success.

A participant is eligible for 25% of the target FY12 LTIP award if at least 85% of budgeted operating cash flow target is achieved with respect to the performance period and for up to 200% of the target FY12 LTIP award if at least 120% of budgeted operating cash flow is attained with respect to the performance period. The following table presents the threshold, target and maximum performance levels of the operating cash flow target as a percentage of the performance target and the relative payout at each level as a percentage of the applicable target opportunity under the FY12 LTIP:

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

For fiscal 2012, our operating cash flow target was $1,876 million and we achieved 101% of our target, resulting in a payout of 105% of target bonus amounts under our FY12 LTIP for our named executive officers who remain our employees as of the end of fiscal 2014. This level of achievement against target compares to our reported increase in cash flow from operations of approximately 6% from fiscal 2011 to fiscal 2012.

Our NEOs’ fiscal 2012 LTIP target awards, actual awards and total payout as percentage of target opportunity are provided in the table below:

	LTIP Target ($)	LTIP Actual Award ($)	Payout as % of Target
Enrique Salem	2,000,000	2,100,000	105
James A. Beer	425,000	446,250	105
Rowan M. Trollope	425,000	446,250	105
Francis A. deSouza	425,000	446,250	105
William T. Robbins	425,000	446,250	105

Equity Incentive Awards

The primary purpose of our equity incentive awards is to align the interests of our named executive officers with those of our stockholders by rewarding the named executive officers for creating stockholder value over the long-term. By compensating our executives with equity incentive awards, our executives hold a stake in the Company’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of the Company. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in our competitive talent market.

Our 2004 Equity Incentive Plan provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including performance-based restricted stock units). We granted named executive officers restricted stock units and performance-based restricted stock units in fiscal 2012 (as described in more detail below, including under the Summary Compensation Table and Grants of Plan-Based Awards table on pages 28 and 30, respectively). We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2012, four of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

We seek to provide equity incentive awards that are competitive with companies in our peer group and the other information technology companies that the Compensation Committee includes in its competitive market assessment. As such, we establish target equity incentive award grant guideline levels for the named executive officers based on competitive market assessments. When making annual equity awards to named executive officers, we consider corporate results during the past year, the role, responsibility and performance of the individual named executive officer, the competitive market assessment described above, prior equity awards, and the level of vested and unvested equity awards then held by each named executive officer. In making equity awards, we also generally take into consideration gains recognizable by the executive from equity awards made in prior years. Mercer provides the Compensation Committee with market data on these matters, as well as providing to the Compensation Committee summaries of the prior grants made to the individual named executive officers.

As discussed below, the Compensation Committee believes that for fiscal 2012, a mix of time-based restricted stock units and performance-based restricted stock units is the appropriate long-term equity incentive for named executive officers, and stock options are no longer granted to the named executive officers as a regular part of our annual executive compensation program. For fiscal 2012, approximately 68% of our former CEO’s equity incentive award value was granted in the form of performance-based restricted stock units and approximately 32% in the form of restricted stock units. On average 31% of the named executive officers’ (other than our former CEO) equity incentive award value was granted in the form of performance-based restricted stock units and approximately 69% in the form of restricted stock units. While this mix of equity incentive awards reflected our philosophy to allocate a significantly larger portion of the value of the CEO’s target total long-term equity incentive award in the form of performance-based restricted stock units than time-vested restricted stock units, and an equal target value of performance-based restricted stock units and restricted stock units to our other named executive officers, the mix of fiscal 2012 long-term incentives for our named executive officers other than our former CEO was impacted by the retention-based and promotional restricted stock unit grants as described below.

Restricted Stock Units (RSUs): RSUs represent the right to receive one share of Symantec common stock for each RSU vested upon the settlement date, which is the date on which certain conditions, such as continued employment with us for a pre-determined length of time, are satisfied. The Compensation Committee believes that RSUs align the interests of the named executive officers with the interests of the stockholders because the value of these awards appreciates if the trading price of our common stock appreciates, and these awards also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the senior management team.

Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2012 provided that each award vests in four equal annual installments with the exception of the promotional and retention-based grants described below. These promotional and retention-based RSU grants vest 25% after approximately two years from the grant date, 25% after approximately 3 years and 50% after approximately four years from the grant date, reflecting the Compensation Committee’s desire to retain these executive officers in a competitive environment. (Details of RSUs granted to the named executive officers in fiscal 2012 are disclosed in the Summary Compensation Table and Grants of Plan-Based Awards table on pages 28 and 30, respectively.)

Performance-based Restricted Stock Units (PRUs): For fiscal 2012, the Compensation Committee granted PRUs for the first time in furtherance of our pay for performance philosophy. Implementation of this program represents an important step taken by our Compensation Committee to continue to drive a pay-for-performance culture with a component directly linked to our total stockholder return over two and three-year periods. Unlike our restricted stock unit awards, the shares underlying the PRUs awarded for fiscal 2012 are eligible to be earned only if we achieve the same non-GAAP EPS metric for the Executive Annual Incentive Plan for fiscal 2012. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of fiscal 2013 and 2014, based on, and subject to further adjustment as a result of, the achievement of the total stockholder return (“TSR”) ranking for our company as compared to the S&P 500. If any target shares become eligible (the “eligible shares”) to be earned in fiscal 2013 and 2014 as a result of achievement of the non-GAAP EPS metric for fiscal 2012, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the two years ended March 29, 2013 and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned on March 29, 2013 if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the three years ended March 28, 2014. Subject to certain exceptions (including acceleration of vesting upon a change in control of the company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2014), and the named executive officer must be employed by us at the end of such period in order to vest in the award.

The following table summarizes the number of shares underlying long-term equity incentive awards granted to our NEOs in fiscal 2012:

	Target PRUs (#)	RSUs (#)	Retention RSUs (#)		Promotion RSUs (#)
Enrique Salem	150,000	90,000	—		—
James A. Beer	40,000	40,000	50,000	(1)	—
Rowan M. Trollope	40,000	40,000	—		100,000	(2)
Francis A. deSouza	40,000	40,000	—		100,000	(2)
William T. Robbins	40,000	40,000	50,000	(1)	—

(1)	Messrs. Beer and Robbins were subject to external recruiting efforts from competitors, and were given retention grants in order to ensure their continued service in a highly competitive environment.
(2)	Messrs. Trollope and deSouza were promoted, which resulted in the standard practice of granting promotion-based equity.

The following table summarizes the value of each award and the total target equity incentive awards for each named executive officer as of the Grant Date (values of restricted stock unit awards are based upon the closing price for a share of our common stock of $18.50 on June 10, 2011). Values of performance-based restricted stock unit awards are based on the grant date fair value of $24.10 for Messrs. Salem, Beer and Robbins, and $22.98 for Messrs. Trollope and deSouza.

	PRU Value at Grant Date ($)	RSU Value at Grant Date ($)	Retention RSU Value at Grant Date($)	Promotion RSU Value at Grant Date($)	Total Target Equity Incentive Awards Value at Grant Date($)
Enrique Salem	3,615,000	1,665,000	—	—	5,280,000
James A. Beer	964,000	740,000	925,000	—	2,629,000
Rowan M. Trollope	919,200	740,000	—	1,850,000	3,509,200
Francis A. deSouza	919,200	740,000	—	1,850,000	3,509,200
William T. Robbins	964,000	740,000	925,000	—	2,629,000

The following table summarizes the value of each award and the total target equity incentive awards for each named executive officer as of July 2, 2012 (values of equity awards are based upon the closing price for a share of our common stock of $14.50 on July 2, 2012 (or, in the case of vested awards, the closing price on the vesting date)):

	PRU Value as of 07/02/12 ($)(1)	RSU Value as of 07/02/12 ($)(2)	Retention RSU Value as of 07/02/12($)	Promotion RSU Value as of 07/02/12($)	Total Target Equity Incentive Awards Value as of 07/02/12($)
Enrique Salem	1,329,143	1,381,275	—	—	2,710,418
James A. Beer	354,438	613,900	725,000	—	1,693,338
Rowan M. Trollope	354,438	613,900	—	1,450,000	2,418,338
Francis A. deSouza	354,438	613,900	—	1,450,000	2,418,338
William T. Robbins	354,438	613,900	725,000	—	1,693,338

(1)	The performance-based restricted stock unit value is based on the estimated number of shares that may be earned based on probable outcome of performance conditions in light of number of expected shares to be released for fiscal 2012 year-end performance (based on our actual fiscal 2012 EPS performance and relative TSR performance as of the end of fiscal 2012).
(2)	One-quarter of these awards vested as of March 1, 2012.

All of our NEOs received a higher value of total target long-term incentive compensation award compared to fiscal 2011, reflecting our pay position strategy shift in fiscal 2012 to target the 65th percentile of the relevant market data for long-term incentive compensation and total direct compensation, and the promotional and retention-based RSU grants described above. Notwithstanding these increases, according to Mercer’s competitive market assessment, the market position for our former CEO’s target total direct compensation remained below the median level of our peer group.

The target value of the regular equity incentive awards granted as part of our annual executive compensation program was determined with reference to the 65th percentile of relevant market data for long-term incentive compensation. In addition to these regular awards, we granted RSUs to James Beer and William Robbins for retention purposes and to Rowan Trollope and Francis deSouza in connection with their promotion to Group President. The retention-based RSUs reflect the Compensation Committee’s desire to retain our senior executive management team in order to execute our long-term goals in a competitive environment, and the grant date value of such awards was set at a level that the Compensation Committee determined, based on its subjective judgment, would achieve this desired outcome. Similarly, the Compensation Committee used its subjective judgment to determine the appropriate grant date value of the promotional awards for Messrs. deSouza and Trollope, in each case taking into account their increased role and responsibilities and based on Mercer’s competitive market data. (Details of equity grants made to the named executive officers in fiscal 2012 are disclosed in the Summary Compensation Table and Grants of Plan-Based Awards table on pages 28 and 30, respectively.)

For fiscal 2012, our non-GAAP EPS target under the PRUs was $1.54 per share. The Compensation Committee determined that we achieved 99% of this metric, resulting in 97% of the target shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by Symantec through the last day of fiscal 2014 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met.

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. For purposes of these calculations, each full-value award grant (e.g., restricted stock unit) is treated as the equivalent of the grant of two options in order to recognize the economic difference in the equity vehicle types. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2012, our gross burn rate was 3.46%, our net burn rate was 3.21%, and our overhang was 19.85%.

Equity Grant Practices: The Compensation Committee generally approves grants to the named executive officers at its first meeting of each fiscal year, or shortly thereafter through subsequent action. The grant date for all equity grants made to employees, including the named executive officers, is generally the 10th day of the month following the applicable meeting. If the 10th day is not a business day, the grant is generally made on the previous business day. The Compensation Committee does not coordinate the timing of equity awards with the release of material, nonpublic information. RSUs may be granted from time to time throughout the year, but all RSUs generally vest on either March 1, June 1, September 1 or December 1 for administrative reasons. PRUs are currently granted once a year and vesting occurs only after a three-year performance period.

Change of Control and Severance Arrangements: The vesting of certain stock options, RSUs and PRUs held by our named executive officers will accelerate if they experience an involuntary (including constructive) termination of employment under certain circumstances. In addition, payouts to our named executive officers under our Long Term Incentive Plan will accelerate under certain circumstances. For additional information about these arrangements, see “—Other Benefits—Change of Control and Severance Arrangements” below and “Potential Payments Upon Termination or Change in Control,” below.

Retention and Other Awards

Certain business conditions may warrant using additional compensation approaches to attract, retain or motivate executives. Such conditions include acquisitions and divestitures, attracting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards. In fiscal 2012, the Compensation Committee granted retention-based RSUs to Messrs. Beer and Robbins. See “—Equity Incentive Awards” above for a discussion of these awards.

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

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $150,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. None of our named executive officers participated in this plan during fiscal 2012.

Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. The Compensation Committee provides certain perquisites because it believes they are for business-related purposes or are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 28).

Change of Control and Severance Arrangements: Our Executive Retention Plan provides (and, in the case of PRUs, the terms of the PRUs) participants with double trigger acceleration of equity awards and, if applicable, become immediately exercisable, where equity vesting and exercisability is only accelerated in the event the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of our company (as defined in the plan). In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. In the case of our LTIP, participants will receive an accelerated payout (either of the amount that had been accrued for the participants (or 100% of target in certain cases) if we experience a change in control of our company, or if the participant’s employment is terminated without cause after the applicable performance period has been completed (assuming the threshold performance for such period has been achieved). See “Potential Payments Upon Termination or Change in Control—Long Term Incentive Plan” below.

We believe that the double trigger acceleration provision appropriately achieves the intent of the plan without providing an undue benefit to executives who continue to be employed following a change in control transaction. The intent of the plan is to enable named executive officers to have a balanced perspective in making overall business decisions in the context of a potential acquisition of our company, as well as to be competitive with market practices. The Compensation Committee believes that change in control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave our company before a transaction closes.

Following the end of fiscal 2012, the Compensation Committee conducted an ordinary course review of the change in control and severance arrangements applicable to our executive officers. Taking into account consolidation within our industry and the practices prevalent within our peer group, the Compensation Committee modified these arrangements in order to improve retention of our senior executives whose roles would likely be eliminated in connection with a change in control of our company. Specifically, our Executive Retention Plan was amended to provide for the payment of a cash severance benefit for the named executive officers equal to one times such officer’s base salary and target payout under the Executive Annual Incentive Plan applicable to such named executive officer under the same circumstances equity awards would accelerate under the Executive Retention Plan. In addition, the Compensation Committee adopted the Symantec Corporation Executive Severance Plan, which provides certain severance benefits to our executive offers, including the named executive officers, in the event that such executive officers are involuntarily terminated other than for cause (as defined in the plan). Under the terms of this plan, eligible executive officers are entitled to receive a severance payment equal to one year of base salary. Payment of the foregoing benefit is subject to the applicable officer returning a release of claims. The foregoing benefit is in lieu of benefits provided to the officers under the Symantec Corporation Severance Plan, which provided 10 weeks of base salary for the first year of service plus two weeks of base salary for every additional year of service. The Compensation Committee determined to modify these arrangements for the same reason it adopted our Executive Retention Plan.

In connection with his promotion to CEO in 2009, we entered into an employment agreement with Enrique Salem that provides him with certain benefits upon the involuntary termination of his employment under certain circumstances, including acceleration of vesting and severance payments in connection with a change of control.

The change in control and severance benefits described above do not influence and are not influenced by the other elements of compensation as these benefits serve different objectives than the other elements. We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code. Rather, we allow the named executive officer to reduce the benefit received or waive the accelerated vesting of options to avoid excess payment penalties.

Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2012, are disclosed under “Potential Payments Upon Termination or Change in Control” below.

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. In October 2005, our Compensation Committee instituted stock ownership requirements for our executive officers, which require that our executive officers hold the following minimum number of shares:

•	CEO: 150,000 shares

•	CFO: 85,000 shares

•	Group Presidents and Executive Vice Presidents: 35,000 shares

•	Chief Accounting Officer (if not otherwise included above): 20,000 shares

In April 2012, to further enhance alignment between our executive officers and stockholder interests, the Compensation Committee modified the stock ownership requirements to increase the minimum levels our executive officers are expected to hold starting in fiscal 2013:

•	CEO: 5x base salary

•	CFO: 3x base salary

•	Group Presidents and Executive Vice Presidents: 2x base salary

Stock options and unvested restricted stock awards or performance-based restricted stock units do not count toward stock ownership requirements.

The Compensation Committee also modified the guidelines to require that an executive officer who does not satisfy the applicable stock ownership level within the required timeframe must retain at least 50% of all net (after-tax) equity grants until the required stock ownership level has been met. The executive officer is required to acquire and thereafter maintain the stock ownership required within four years of becoming an executive officer of Symantec (or four years following the adoption date of these revised guidelines).

As of July 1, 2012, Messrs. Salem, Beer and Robbins have reached the stated ownership requirements for fiscal 2012. Messrs. Trollope and deSouza have until May 2015 to meet the stated thresholds. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement (# of shares)	Holdings as of July 2, 2012
Enrique Salem	150,000	318,243
James A. Beer	85,000	116,938
Rowan M. Trollope	35,000	20,956
Francis A. deSouza	35,000	32,081
William T. Robbins	35,000	78,515

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

Insider Trading and Hedging Policies

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

Deductibility by Symantec. Under Section 162(m) of the Internal Revenue Code, we may not receive a federal income tax deduction for compensation that is not performance-based (as defined in the Section 162(m) rules) paid to the Chief Executive Officer and the next three most highly compensated executive officers (other than our Chief Financial Officer) to the extent that any of these persons receives more than $1,000,000 in nonperformance-based compensation in any one year. While the Compensation Committee considers the deductibility of awards as one factor in determining our executive compensation, it also looks at other factors in making its executive compensation decisions and retains the flexibility to grant awards or pay compensation the Compensation Committee determines to be consistent with its goals for Symantec’s executive compensation program even if the awards are not deductible by Symantec for tax purposes.

Tax Implications for Officers. Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change in Control” (beginning on page 33 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross-ups related to this excise tax under Code Section 4999.

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

Compensation Committee Interlocks and Insider Participation

The members of Symantec’s Compensation Committee during fiscal 2012 were Stephen M. Bennett, Michael A. Brown, Geraldine B. Laybourne, David L. Mahoney and Daniel H. Schulman. None of the members of Symantec’s Compensation Committee in fiscal 2012 was at any time during fiscal 2012 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2012.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

        By: The Compensation Committee of the Board of Directors:

        Stephen M. Bennett (resigned from the Compensation Committee, effective July 24, 2012)

        Geraldine B. Laybourne

        David L. Mahoney

        Daniel H. Schulman (Chair)

Summary of Compensation

The following table shows for the fiscal year ended March 30, 2012, compensation awarded to or paid to, or earned by, our former Chief Executive Officer, our Chief Financial Officer and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at March 30, 2012 (the “named executive officers” or “NEOs”).

Summary Compensation Table for Fiscal 2012

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(3)		Total ($)

Enrique Salem Former President and Chief Executive Officer*	2012	800,000	—	5,280,000	—	3,210,000	(4)	98,462	(5)	9,388,462
	2011	750,000	—	1,732,800	1,711,658	4,281,250	(6)	33,975	(7)	8,509,683
	2010	625,000	—	2,398,200	2,888,793	3,092,969	(8)	17,387	(9)	9,022,349

James A. Beer Executive Vice President, Chief Financial Officer	2012	700,000	—	2,629,000	—	1,111,250	(10)	99,556	(11)	4,539,806
	2011	700,000	—	505,400	398,060	1,117,050	(12)	19,632	(13)	2,740,142
	2010	660,000	—	720,040	547,106	747,120	(14)	12,949	(15)	2,687,215

Rowan M. Trollope Group President, SMB and Symantec.cloud	2012	435,000	—	3,509,200	—	768,150	(16)	1,181,354	(17)	5,893,704

Francis A. deSouza Group President, Enterprise Products & Services	2012	435,000	—	3,509,200	—	794,250	(18)	62,822	(19)	4,801,272

William T. Robbins Executive Vice President, Worldwide Sales and Services	2012	475,000	—	2,629,000	—	904,269	(20)	69,946	(21)	4,078,215
	2011	475,000	—	361,000	238,836	875,400	(22)	35,427	(23)	1,985,663
	2010	453,375	—	812,930	684,845	625,800	(24)	194,627	(25)	2,771,577

*	Mr. Salem resigned from the Company, effective July 24, 2012.
(1)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification Topic 718 for restricted stock unit awards and, solely in the case of fiscal 2012, PRUs, each awarded under Symantec’s 2004 Equity Incentive Plan.
(2)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification Topic 718 for option awards granted under Symantec’s 2004 Equity Incentive Plan. We calculate the grant date fair value of stock options using the Black-Scholes option pricing model. The following table includes the assumptions used to calculate the aggregate grant date fair value of awards reported for fiscal 2011 and 2010. We do not currently pay cash dividends on our common stock. The assumptions listed below are consistent with the assumptions that we used to report stock option valuations and expense in the consolidated financial statements contained in our annual report on Form 10-K for fiscal year 2012:

Grant Date	Volatility (%)	Expected Life (Years)	Risk-Free Interest Rate (%)
6/10/2010	34.02	3.51	1.93
5/11/2009	43.94	3.38	1.46
4/10/2009	43.94	3.38	1.46

(3)	Amounts shown in this column for fiscal 2012, as footnoted below, include a payout of accrued PTO balance earned under our paid-time off (PTO) policy. We modified our PTO policy for management positions during fiscal 2012, and members of management, including all of our executive officers, will no longer accrue PTO. This is a one-time payout, and is required under applicable laws.
(4)	This amount represents (a) $1,110,000 for Mr. Salem’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $2,100,000 accrued on Mr. Salem’s behalf for performance during fiscal 2012 under the FY12 LTIP. Mr. Salem will receive a pro-rated amount of the FY12 LTIP award based on the terms of the FY12 LTIP.

(5)	This amount represents PTO payout for Mr. Salem.
(6)	This amount represents (a) $1,181,250 for Mr. Salem’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $3,100,000 accrued on Mr. Salem’s behalf for performance during fiscal 2011 under the FY11 LTIP. Mr. Salem will receive a pro-rated amount of the FY11 LTIP award based on the terms of the FY11 LTIP.
(7)	This amount represents coverage of expenses related to Mr. Salem’s attendance at the Company’s FY10 sales achiever’s trip.
(8)	This amount represents (a) $292,969 for Mr. Salem’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2010, which was earned in fiscal 2010 and paid in fiscal 2011, and (b) $2,800,000 accrued on Mr. Salem’s behalf for performance during fiscal 2010 under the FY10 LTIP.
(9)	This amount represents (a) $7,387 for coverage of expenses related to Mr. Salem’s attendance at the Company’s FY09 sales achiever’s trip, and (b) $10,000 for reimbursement for tax services.
(10)	This amount represents (a) $665,000 for Mr. Beer’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 accrued on Mr. Beer’s behalf for performance during fiscal 2012 under the FY12 LTIP. Mr. Beer will be eligible to receive the FY12 LTIP award if he remains employed by the Company through the last day of fiscal 2014.
(11)	This amount represents (a) $80,105 for PTO payout, (b) $11,111 for membership fees, (c) $2,340 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(12)	This amount represents (a) $652,050 for Mr. Beer’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 accrued on Mr. Beer’s behalf for performance during fiscal 2011 under the FY11 LTIP. Mr. Beer will be eligible to receive the FY11 LTIP award if he remains employed by the Company through the last day of fiscal 2013.
(13)	This amount represents (a) $426 for coverage of expenses related to Mr. Beer’s attendance at the FY10 Board retreat, (b) $10,556 for membership fees, (c) $2,400 for reimbursement for tax services, and (d) $6,250 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(14)	This amount represents (a) $285,120 for Mr. Beer’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2010, which was earned in fiscal 2010 and paid in fiscal 2011, and (b) $462,000 accrued on Mr. Beer’s behalf for performance during fiscal 2010 under the FY10 LTIP.
(15)	This amount represents (a) $363 for coverage of expenses related to attendance at the FY09 Board retreat, (b) $879 for membership fees, (c) $5,707 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(16)	This amount represents (a) $321,900 for Mr. Trollope’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 accrued on Mr. Trollope’s behalf for performance during fiscal 2012 under the FY12 LTIP. Mr. Trollope will be eligible to receive the FY12 LTIP award if he remains employed by the Company through the last day of fiscal 2014.
(17)	This amount represents (a) $46,288 for PTO payout, (b) $906 for recognition of 20 years of service, (c) $6,472 for expat transportation, (d) $63,222 for cost of living gross up, (e) $639,224 for expat foreign tax payment gross up, (f) $411,972 for relocation expenses, (g) $6,507 for reimbursement for tax services, and (h) $6,763 for the Company’s contributions to Mr. Trollope’s account under its 401(k) plan. Mr. Trollope was on an international assignment in fiscal 2012, prior to his becoming an executive officer upon his promotion to Group President in fiscal 2012, and received the relocation, cost of living travel and tax equalization benefits described above in accordance with the Company’s international assignment practice.
(18)	This amount represents (a) $348,000 for Mr. deSouza’s executive annual bonus under his Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 for Mr. deSouza’s performance during fiscal 2012 under the FY12 LTIP. Mr. deSouza will be eligible to receive the FY12 LTIP award if he remains employed by the Company through the last day of fiscal 2014.

(19)	This amount represents (a) $53,538 for PTO payout, (b) $2,521 for reimbursement for tax services, and (c) $6,763 for the Company’s contributions to Mr. deSouza’s account under its 401(k) plan.
(20)	This amount represents (a) $458,019 for Mr. Robbins’ executive annual bonus under his Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 for Mr. Robbins’ performance during fiscal 2012 under the FY12 LTIP. Mr. Robbins will be eligible to receive the FY12 LTIP award if he remains employed by the Company through the last day of fiscal 2014.
(21)	This amount represents (a) $58,462 for PTO payout, (b) $9,196 for coverage of expenses related to attendance at the Company’s FY11 sales achiever’s trip, and (c) $2,288 for coverage of expenses related to attendance at the FY11 Board retreat.
(22)	This amount represents (a) $410,400 for Mr. Robbins’ executive annual bonus under his Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 for Mr. Robbins’ performance during fiscal 2011 under the FY11 LTIP. Mr. Robbins will be eligible to receive the FY11 LTIP award if he remains employed by the Company through the last day of fiscal 2013.
(23)	This amount represents (a) $33,115 for coverage of expenses related to Mr. Robbins’ attendance at the Company’s FY10 sales achiever’s trip, (b) $1,018 for coverage of expenses related to attendance at the Company’s FY10 Board retreat, and (c) $1,294 for reimbursement for tax services.
(24)	This amount represents (a) $163,800 for Mr. Robbins’ executive annual bonus under his Executive Annual Incentive Plan for fiscal 2010, which was earned in fiscal 2010 and paid in fiscal 2011, and (b) $462,000 for Mr. Robbins’ performance during fiscal 2010 under the FY10 LTIP.
(25)	This amount represents (a) $1,182 for retroactive pay, (b) $179,634 for an Expatriate US Tax Payment gross up, (c) $12,207 for coverage of expenses related to Mr. Robbins’ attendance at the Company’s FY09 sales achiever’s trip, (d) $857 for coverage of expenses related to attendance at the FY09 Board retreat, and (e) $747 for reimbursement for tax services.

The following table shows for the fiscal year ended March 30, 2012, certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2012

											All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards(4)
Name	Grant Date(1)	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Enrique Salem*	6/10/11	870,000	(2)	1,200,000	(2)	2,100,000	(2)	75,000	150,000	199,500	90,000	(5)	—	—	1,665,000
		500,000	(3)	2,000,000	(3)	4,000,000	(3)	—	—	—
James A. Beer	6/10/11	482,125	(2)	665,000	(2)	1,163,750	(2)	20,000	40,000	53,200	40,000	(5)	—	—	740,000
	6/10/11	106,250	(3)	425,000	(3)	850,000	(3)	—	—	—	50,000	(6)			925,000
Rowan M. Trollope	6/10/11	252,300	(2)	348,000	(2)	609,000	(2)	20,000	40,000	53,200	40,000	(5)	—	—	740,000
	6/10/11	106,250	(3)	425,000	(3)	850,000	(3)	—	—	—	100,000	(6)			1,850,000
Francis A. deSouza	6/10/11	252,300	(2)	348,000	(2)	609,000	(2)	20,000	40,000	53,200	40,000	(5)	—	—	740,000
	6/10/11	106,250	(3)	425,000	(3)	850,000	(3)	—	—	—	100,000	(6)			1,850,000
William T. Robbins	6/10/11	327,156	(2)	451,250	(2)	789,688	(2)	20,000	40,000	53,200	40,000	(5)	—	—	740,000
	6/10/11	106,250	(3)	425,000	(3)	850,000	(3)	—	—	—	50,000	(6)			925,000

*	Mr. Salem resigned from the Company, effective July 24, 2012.
(1)	Represents grant date of stock awards.
(2)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY12 Executive Annual Incentive Plan.
(3)	Represents threshold, target and maximum payouts under the FY12 LTIP. Payment under this plan is contingent upon employment through the last day of fiscal 2014.
(4)	The amounts shown in these rows reflect, in share amounts, the threshold, target, and maximum potential shares eligible (“eligible shares”) to be earned (based on performance for the fiscal 2012 period) at the end of fiscal 2013 and 2014, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500, as further described in the CD&A section beginning on page 22. In June 2011, each named executive officer was awarded a PRU under the 2004 Equity Incentive Plan, subject to the achievement of the same non-GAAP EPS metric for our FY12 Executive Annual Incentive Plan during fiscal 2012, with a threshold award equal to 50% of the target eligible shares and a maximum award equal to 133% of the target eligible shares. For fiscal 2012, the Compensation Committee determined that we achieved 99% of our non-GAAP EPS target under the PRUs, resulting in 97% of the target eligible shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by us through the last day of fiscal 2014 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met.
(5)	This RSU grant was granted under the 2004 Equity Incentive Plan and vests in four equal annual installments on each of the first through fourth anniversaries of the date of grant, and is settled in shares on the vesting date.
(6)	This RSU grant was granted under the 2004 Equity Incentive Plan. 25% of the shares vests on June 1, 2013, another 25% of the shares vest on June 1, 2014 and the balance vests on June 1, 2015, and is settled in shares on the vesting date.

For a summary of the terms of the FY12 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A)—Compensation Components—Executive Annual Incentive Plans” above. For a summary of the terms of the FY12 LTIP, see “Compensation Discussion & Analysis (CD&A)—Compensation Components—Long Term Incentive Plans (LTIP)” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A)—Other Benefits—Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change in Control” below.

The following table shows for the fiscal year ended March 30, 2012, certain information regarding outstanding equity awards at fiscal year end for our named executive officers.

Outstanding Equity Awards At Fiscal Year-End 2012

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)†	Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($)*
Enrique Salem**	6/22/2004	147,418	—		1.61,		6/22/2014,	—		—	—	—
					20.36	(1)	7/15/2013,	—		—	—	—
							12/5/2012	—		—	—	—
	10/20/2005	70,000	—		22.68		10/20/2012	—		—	—	—
	5/12/2006	175,000	—		17.02		5/12/2013	—		—	—	—
	5/10/2007	150,000	—		19.48		5/10/2014	—		—	—	—
	2/8/2008	100,000	—		17.90		2/8/2015	—		—	—	—
	5/9/2008	230,000	10,000	(2)	19.99		5/9/2015	—		—	—	—
	4/10/2009	371,875	138,125	(3)	17.13		4/10/2016	35,000	(4)	654,500	—	—
	6/10/2010	188,125	241,875	(5)	14.44		6/10/2017	60,000	(6)	1,122,000	—	—
	6/10/2011	—	—		—		—	67,500	(7)	1,262,250	145,500	2,720,850
James A. Beer	3/3/2006	300,000	—		16.98		3/3/2013	—		—	—	—
	5/10/2007	150,000	—		19.48		5/10/2014	—		—	—	—
	5/9/2008	95,833	4,167	(2)	19.99		5/9/2015	—		—	—	—
	5/11/2009	76,500	31,500	(8)	15.32		5/11/2016	23,500	(9)	439,450	—	—
	6/10/2010	43,750	56,250	(5)	14.44		6/10/2017	17,500	(10)	327,250	—	—
	6/10/2011	—	—		—		—	80,000	(11)	1,496,000	38,800	725,560
Rowan M. Trollope	10/20/2004	28,000	—		27.68		10/20/2014	—		—	—	—
	10/20/2005	30,000	—		22.68		10/20/2012	—		—	—	—
	6/20/2006	9,480	—		15.90		6/20/2013	—		—	—	—
	5/10/2007	22,500	—		19.48		5/10/2014	—		—	—	—
	5/9/2008	37,375	1,625	(2)	19.99		5/9/2015	—		—	—	—
	5/11/2009	28,333	11,667	(8)	15.32		5/11/2016	11,666	(12)	218,154	—	—
	6/10/2010	32,812	42,188	(5)	14.44		6/10/2017	15,000	(13)	280,500	—	—
	6/10/2011	—	—		—		—	130,000	(14)	2,431,000	38,800	725,560
Francis A. deSouza	3/30/2006	25,000	—		16.98		3/3/2013	—		—	—	—
	5/10/2007	20,000	—		19.48		5/10/2014	—		—	—	—
	5/9/2008	58,458	2,542	(2)	19.99		5/9/2015	—		—	—	—
	5/11/2009	25,500	10,500	(8)	15.32		5/11/2016	11,000	(15)	205,700	—	—
	1/8/2010	—	—		—		—	3,750	(16)	70,125	—	—
	6/10/2010	32,812	42,188	(5)	14.44		6/10/2017	15,000	(13)	280,500	—	—
	6/10/2011	—	—		—		—	130,000	(14)	2,431,000	38,800	725,560
William T. Robbins	5/3/2002	56,209	—		23.04		5/3/2012	—		—	—	—
	11/19/2002	45,670	—		14.46		11/19/2012	—		—	—	—
	2/17/2004	50,589	—		29.39		2/17/2014	—		—	—	—
	10/20/2005	20,000	—		22.68		10/20/2012	—		—	—	—
	6/20/2006	30,000	—		15.90		6/20/2013	—		—	—	—
	5/10/2007	42,000	—		19.48		5/10/2014	—		—	—	—
	7/10/2007	8,000	—		18.87		7/10/2014	—		—	—	—
	5/9/2008	47,916	2,084	(2)	19.99		5/9/2015	—		—	—	—
	4/10/2009	19,687	7,313	(3)	17.13		4/10/2016	2,250	(17)	42,075	—	—
	5/11/2009	74,375	30,625	(8)	15.32		5/11/2016	21,500	(18)	402,050	—	—
	6/10/2010	26,250	33,750	(5)	14.44		6/10/2017	12,500	(19)	233,750	—	—
	6/10/2011	—	—		—		—	80,000	(11)	1,496,000	38,800	725,560

*	The market value of the equity awards that have not vested is calculated by multiplying the number of units (eligible shares (as defined in the next footnote) for PRUs) that have not vested by the closing price of our common stock on March 30, 2012, which was $18.70.
**	Mr. Salem resigned from the Company, effective July 24, 2012.
†	In June 2011, each NEO was awarded a PRU under the 2004 Stock Incentive Plan, subject to achievement of the same non-GAAP EPS metric for our FY12 Executive Annual Incentive Plan during fiscal 2012 and other performance goals for subsequent fiscal years. The share amount shown in the column above entitled “Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)” is the number of target shares that, based on actual performance during fiscal 2012, became eligible (“eligible shares”) to be earned depending on achievement of the other performance goals under the PRUs for fiscal 2013 and fiscal 2014. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by us through the last day of fiscal 2014 even if we fail to achieve those other performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met. For additional information on these awards, including the threshold, target, and maximum estimated future payouts of these awards for fiscal 2012 performance, see the table entitled “Grants of Plan-Based Awards in Fiscal 2012” above.
(1)	124,418 shares granted at $1.61 and 120,000 shares granted at $20.36.
(2)	Unvested options vest in equal installments monthly on the 9th of each month ending on 5/9/2012.
(3)	Unvested options vest in equal installments monthly on the 10th of each month ending on 4/10/2013.
(4)	35,000 shares to vest on 3/1/2013.
(5)	Unvested options vest in equal installments monthly on the 10th of each month ending on 6/10/2014.
(6)	30,000 shares to vest on 3/1/2013 and 30,000 shares to vest on 3/1/2014.
(7)	22,500 shares to vest on 3/1/2013, 22,500 shares to vest on 3/1/2014, and 22,500 shares to vest on 3/1/2015.
(8)	Unvested options vest in equal installments monthly on the 11th of each month ending on 5/11/2013.

(9)	11,750 shares to vest on 6/1/2012 and 11,750 shares to vest on 6/1/2013.
(10)	8,750 shares to vest on 3/1/2013 and 8,750 shares to vest on 3/1/2014.
(11)	10,000 shares to vest on 3/1/2013, 10,000 shares to vest on 3/1/2014, 10,000 shares to vest on 3/1/2015, 12,500 shares to vest on 6/1/2013, 12,500 shares to vest on 6/1/2014, and 25,000 shares to vest on 6/1/2015.
(12)	5,833 shares to vest on 6/1/2012 and 5,833 shares to vest on 6/1/2013.
(13)	7,500 shares to vest on 3/1/2013 and 7,500 shares to vest on 3/1/2014.
(14)	10,000 shares to vest on 3/1/2013, 10,000 shares to vest on 3/1/2014, 10,000 shares to vest on 3/1/2015, 25,000 shares to vest on 6/1/2013, 25,000 shares to vest on 6/1/2014, and 50,000 shares to vest on 6/1/2015.
(15)	5,500 shares to vest on 6/1/2012 and 5,500 shares to vest on 6/1/2013.
(16)	1,875 shares to vest on 12/1/2012 and 1,875 shares to vest on 12/1/2013.
(17)	2,250 shares to vest on 3/1/2013.
(18)	10,750 shares to vest on 6/1/2012 and 10,750 shares to vest on 6/1/2013.
(19)	6,250 shares to vest on 3/1/2013 and 6,250 shares to vest on 3/1/2014.

The following table shows for the fiscal year ended March 30, 2012, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Enrique Salem*	—	—	111,667	2,016,556
James A. Beer	—	—	40,500	749,123
Rowan M. Trollope	—	—	27,667	506,451
Francis A. deSouza	—	—	28,875	524,215
William T. Robbins	—	—	37,584	693,943

*	Mr. Salem resigned from the Company, effective July 24, 2012.

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec.

Symantec Executive Retention Plan

In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006, June 2007 and April 2012. Under the terms of the plan, all equity compensation awards (including, among others, stock options, restricted stock units and PRUs) granted by the Company to the Company’s Section 16(b) officers (including our named executive officers) would become fully vested (at target or to the extent of achievement for PRUs) and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control. In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. Additionally, in accordance with the terms of the PRU award agreement, in the case that an executive’s employment with the Company terminates by reason of the executive’s death, total and permanent disability or an involuntary termination by the Company other than for cause (as defined in the award agreement) after the end of the first year of the performance period but prior to the end of the third year of the performance period, then the executive will be entitled to payment of a prorated number of PRUs based on the number of months in the three-year performance period during with the executive was employed by the Company, provided that the Company’s performance met at least the threshold level of non-GAAP EPS performance during the first year of the performance period.

In April 2012, the Compensation Committee revised the plan to provide for the payment of a cash severance benefit for our named executive officers equal to one times such officer’s base salary and target payout under the Executive Annual Incentive Plan applicable to such named executive officer in the circumstances described above (i.e., following a change in control of the Company after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control.)

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

Symantec Executive Severance Plan

On April 30, 2012, the Compensation Committee adopted the Symantec Executive Severance Plan, effective as of April 30, 2012, to provide severance benefits to specified officers of Symantec, including our named executive officers. The executive officers must meet certain criteria in order to participate in the plan, including, among other criteria, (i) the executive officer was involuntarily terminated from active employment other than for cause (as defined in the plan); (ii) the executive officer was not terminated due to the sale of a business, part of a business, divestiture or spin-off and offered employment upon terms and conditions substantially identical to those in effect immediately prior to such sale, divestiture or spin-off; and (iii) the executive officer is not entitled to severance under any other plan, fund, program, policy, arrangement or individualized written agreement providing for severance benefits that is sponsored or funded by Symantec.

Under the terms of the plan, the executive officer will receive severance payments equal to one (1) times the sum of his or her base salary in effect at the time of his or her involuntary termination. The executive officer will also receive a one-time bonus of $15,000, minus taxes and other legally required deductions. The executive officer is also entitled to receive six months of outplacement services, including counseling and guidance. The executive officer is solely responsible for all COBRA premiums for his or her continuation coverage.

Payment of severance payments, one-time bonus payment and outplacement services pursuant to the Symantec Executive Severance Plan is subject to the applicable executive officer returning a release of claims against Symantec.

Long Term Incentive Plan

Participants under our Long Term Incentive Plan will receive an accelerated payout of accrued LTIP payout amounts if we experience a change in control of our company after completed performance periods but before the applicable 3-year service requirement under the applicable LTIP is met. If a change in control of our company occurs prior to the end of a performance period, then participants will receive an accelerated payout of the LTIP amount at 100% of target. In addition, if the participant’s employment is terminated without cause following completion of a performance period (assuming at least threshold performance of the operating cash flow metric for such period has been achieved), the participant would receive a pro-rated payout of the accrued LTIP payout amount based on the number of months of service provided by the participant within the 3-year period covered by the applicable Long Term Incentive Plan. If a participant’s employment is terminated without cause prior to the end of a performance period, then no payment would be made to the participant.

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

The following table summarizes the value of the payouts to Mr. Salem pursuant to Mr. Salem’s employment agreement, the Symantec Executive Retention Plan (as in effect at the end of fiscal 2012), assuming a qualifying termination as of March 30, 2012 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.70 on March 30, 2012 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Resignation with Good Reason or Termination Without Cause or Termination Due to Death or Disability	$2,704,200	$21,201	$1,500,698	$1,636,250	$906,950
Termination Without Cause or Constructive Termination within 12 Months of a Change	$3,604,200	$21,201	$3,475,073	$3,038,750	$2,720,850

	Change of Control	Termination Without Cause Or Due to Death or Disability
Acceleration of LTIP Payout:	$8,000,000	$5,566,667

James A. Beer

The following table summarizes the value of the payouts to Mr. Beer pursuant to the Symantec Executive Retention Plan (as in effect at the end of fiscal 2012) and the Symantec Corporation Severance Plan, assuming a qualifying termination as of March 30, 2012 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.70 on March 30, 2012 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$275,854	$8,705	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	—	—	$1,307,040	$2,262,700	$725,560	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$241,853	$920,750
Change of Control	—	—	—	—	—	$1,373,250

Rowan M. Trollope

The following table summarizes the value of the payouts to Mr. Trollope pursuant to the Symantec Executive Retention Plan (as in effect at the end of fiscal 2012) and the Symantec Corporation Severance Plan assuming a qualifying termination as of March 30, 2012 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.70 on March 30, 2012 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$414,940	$21,181	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	—	—	$481,244	$2,929,654	$725,560	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$241,853	$738,750
Change of Control	—	—	—	—	—	$1,191,250

Francis A. deSouza

The following table summarizes the value of the payouts to Mr. deSouza pursuant to the Symantec Executive Retention Plan (as in effect at the end of fiscal 2012) and the Symantec Corporation Severance Plan, assuming a qualifying termination as of March 30, 2012 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.70 on March 30, 2012 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$259,344	$13,471	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	—	—	$484,180	$2,987,325	$725,560	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$241,853	$738,750
Change of Control	—	—	—	—	—	$1,191,250

William T. Robbins

The following table summarizes the value of the payouts to Mr. Robbins pursuant to the Symantec Executive Retention Plan (as in effect at the end of fiscal 2012) and the Symantec Corporation Severance Plan, assuming a qualifying termination as of March 30, 2012 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $18.70 on March 30, 2012 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$259,239	$11,572	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	—	—	$930,366	$2,173,875	$725,560	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$241,853	$920,750
Change of Control	—	—	—	—	—	$1,373,250

Director Compensation

The following table provides information for fiscal year 2012 compensation for all of our non-employee directors:

Fiscal Year 2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)(4)		Option Awards ($)(5)	Total ($)
Stephen M. Bennett(6)	15,025	293,381	(7)	—	308,406
Michael A. Brown	95,006	199,994		—	295,000
William T. Coleman	70,006	199,994		—	270,000
Frank E. Dangeard	85,006	199,994		—	285,000
Stephen E. Gillett(8)	13,093	37,363	(9)	—	50,456
Geraldine B. Laybourne	65,006	199,994		—	265,000
David L. Mahoney	85,006	199,994		—	285,000
Robert S. Miller(10)	65,007	249,993	(7)	—	315,000
Daniel H. Schulman	95,006	199,994		—	295,000
V. Paul Unruh	110,006	199,994		—	310,000

(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $25,000 (Audit Committee).
(2)	Includes cash payout of $5.60 for fractional share from stock awards granted to Messrs. Bennett, Brown, Coleman, Dangeard, Mahoney, Miller, Schulman and Unruh and Ms. Laybourne.
(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification Topic 718 for awards granted during the fiscal year.
(4)	Messrs. Bennett, Brown, Coleman, Dangeard, Mahoney, Miller, Schulman and Unruh and Ms. Laybourne were each granted 10,152 restricted stock units on May 16, 2011, with a per share fair value of $19.70 and a full grant date fair value of $199,994.
(5)	In fiscal years 2012, 2011 and 2010, there were no stock option grants to any person who served as a non-employee director. The outstanding stock options held by each non-employee director at 2012 fiscal year-end were: Mr. Brown (175,630), Mr. Mahoney (106,000), Mr. Miller (84,000), Mr. Schulman (36,000), and Mr. Unruh (180,630).
(6)	Mr. Bennett was appointed independent Chairman of the Board, effective October 25, 2011. As a result, Mr. Bennett received a prorated fee for his role as independent Chairman, which he elected to receive in the form of our common stock. Accordingly, he was granted 2,339 restricted stock units on October 25, 2011, with a per share value of $18.55 and a full grant date fair value of $43,388. A cash payout of $18.14 for a fractional share is reported in the “Fees Earned or Paid in Cash” column in the table above.

(7)	In lieu of cash, Messrs. Bennett and Miller each received 100% of their annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, they were each granted 2,538 shares at a per share fair value of $19.70 and a full grant date fair value of $49,999. The balance of their fees was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.
(8)	Mr. Gillett was appointed to the Board effective January 30, 2012. Accordingly, he received prorated compensation under the director compensation policies described below.
(9)	Since Mr. Gillett was appointed to the Board after the beginning of the fiscal year, he was granted a prorated award of 2,193 restricted stock units on January 30, 2012, with a per share value of $17.03 and a full grant date fair value of $37,347. A cash payout of $15.85 for fractional share from the stock award is reported in the “Fees Earned or Paid in Cash” column in the table above.
(10)	Mr. Miller received an additional annual fee in the amount of $30,000 for his role as Lead Independent Director.

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

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal year 2012 as follows:

•	$50,000 annual cash retainer

•	$15,000 annual fee for committee membership ($20,000 for Audit Committee membership)

•	$15,000 annual fee for chairing a committee of the Board ($25,000 for chairing the Audit Committee)

•	$30,000 annual fee for the Lead Independent Director

•	$100,000 annual fee for the independent Chairman

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

Annual Equity Awards. All grants to non-employee directors will be made on a discretionary basis under the 2004 Equity Incentive Plan. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock having a fair market value on the grant date equal to a pre-determined dollar value, which was $200,000 during fiscal 2012. The restricted stock awards granted for fiscal year 2012 were granted on May 16, 2011 and are fully vested.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of July 2, 2012, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing in Item 11 of this annual report and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 706,740,525 shares of Symantec common stock outstanding as of July 2, 2012 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 30, 2012 (within 60 days of July 2, 2012) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owner
Dodge & Cox(1)	59,569,866	8.4%
BlackRock, Inc.(2)	55,607,777	7.9%
Directors and Executive Officers
Enrique Salem*(3)	1,858,577	*	*
James A. Beer(4)	808,854	*	*
William T. Robbins(5)	465,086	*	*
Michael A. Brown(6)	282,133	*	*
Robert S. Miller(7)	224,928	*	*
V. Paul Unruh(8)	223,968	*	*
Rowan M. Trollope(9)	223,061	*	*
Francis A. deSouza(10)	207,956	*	*
David L. Mahoney(11)	205,502	*	*
Daniel H. Schulman(12)	125,649	*	*
Geraldine B. Laybourne	65,439	*	*
Frank E. Dangeard	57,000	*	*
Stephen M. Bennett	48,619	*	*
Stephen E. Gillett	17,876	*	*
All current Symantec executive officers and directors as a group (17 persons)(13)	6,778,189	*	*

*	Mr. Salem resigned from the Company effective July 24, 2012.
**	Less than 1%.
(1)	Based solely on a Schedule 13G filing made by Dodge & Cox on February 10, 2012, reporting sole voting and dispositive power over the shares. This stockholder’s address is 555 California Street, 40th Floor, San Francisco, CA 94104.
(2)	Based solely on a Schedule 13G filing made by BlackRock, Inc. on February 10, 2012, reporting sole voting and dispositive power over the shares. This stockholder’s address is 40 East 52nd Street, New York, NY 10022.
(3)	Includes 1,540,334 shares subject to options that will be exercisable as of August 30, 2012.

(4)	Includes 691,916 shares subject to options that will be exercisable as of August 30, 2012.
(5)	Includes 386,571 shares subject to options that will be exercisable as of August 30, 2012.
(6)	Includes 175,630 shares subject to options that are exercisable as of August 30, 2012.
(7)	Includes 84,000 shares subject to options that are exercisable as of August 30, 2012.
(8)	Includes 180,630 shares subject to options that are exercisable as of August 30, 2012.
(9)	Includes 202,105 shares subject to options that are exercisable as of August 30, 2012.
(10)	Includes 175,875 shares subject to options that are exercisable as of August 30, 2012.
(11)	Includes 106,000 shares subject to options that are exercisable as of August 30, 2012.
(12)	Includes 36,000 shares subject to options that are exercisable as of August 30, 2012.
(13)	Includes 3,754,732 shares subject to options that are exercisable as of August 30, 2012.

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

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of March 30, 2012:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	53,174,178		$12.66	105,825,922	(1)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	53,174,178		$12.66	105,825,922

(1)	Represents 76,536 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 209,599 shares remaining available for future issuance under Symantec’s 2002 Executive Officer’s Stock Purchase Plan, 25,926,967 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 79,612,820 shares remaining available for future issuance as stock options, restricted stock units or other awards permitted under Symantec’s 2004 Equity Incentive Plan.
(2)	Excludes outstanding options covering 4,559,986 shares as of March 30, 2012 that were assumed as part of the Veritas acquisition. Also excludes 1,066,836 outstanding options as of March 30, 2012 that were assumed as part of other acquisitions. The weighted average exercise price of these outstanding options was $19.16 as of March 30, 2012. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plans themselves, and therefore, no further options or rights may be granted under these acquired-company plans.

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

Certain Related Person Transactions

In July 2009, Symantec entered into a dry-lease agreement for an aircraft with a company owned by John W. Thompson, our former Chairman. Pursuant to the agreement, Symantec has leased the aircraft on a non-exclusive basis from Mr. Thompson’s company from time to time solely for Messrs. Thompson’s and Salem’s business-related travel, at a dry-lease rate of $1,650 per flight hour. Pursuant to an agreement with an unrelated party, Symantec has also agreed to pay the variable operating costs of Messrs. Thompson’s and Salem’s business travel on this aircraft. The arrangement was approved by the Nominating and Governance Committee of our Board. The Nominating and Governance Committee has determined that the amounts billed by Mr. Thompson’s company for our use of the aircraft are at or below the market rates charged by third-party commercial charter companies for similar aircraft. Symantec paid $147,015 under this arrangement during fiscal 2012.

Board Independence

It is the policy of the Board and NASDAQ’s rules require listed companies to have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our President and Chief Executive Officer, Stephen M. Bennett, is an independent director and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following directors are independent: Michael A. Brown, Frank E. Dangeard, Stephen E. Gillett, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Daniel H. Schulman, and V. Paul Unruh.

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

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2012 and 2011. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2012 and 2011 for each of the following categories of services are as follows:

Fees Billed to Symantec	2012	2011
Audit fees(1)	$9,240,888	$9,600,201
Audit related fees(2)	802,098	880,979
Tax fees(3)	122,734	60,787
All other fees(4)	134,818	41,628

Total fees	$10,300,538	$10,583,595

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 30th day of July 2012.

SYMANTEC CORPORATION

By	/S/ JAMES A. BEER
James A. Beer
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.04	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X