Form 10-Q
period 2012-06-29
SYMANTEC CORP
filed 2012-07-31
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2012

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 27, 2012: 702,950,451 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended June 29, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2012	March 30, 2012*
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,082	$3,162
Short-term investments	29	49
Trade accounts receivable, net	627	940
Inventories	27	28
Deferred income taxes	192	205
Other current assets	262	249

Total current assets	5,219	4,633
Property and equipment, net	1,106	1,100
Intangible assets, net	1,244	1,337
Goodwill	5,842	5,826
Other long-term assets	145	124

Total assets	$13,556	$13,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326	$324
Accrued compensation and benefits	286	416
Deferred revenue	3,236	3,444
Current portion of long-term debt	955	—
Other current liabilities	311	321

Total current liabilities	5,114	4,505
Long-term debt	2,093	2,039
Long-term deferred revenue	509	529
Long-term deferred tax liabilities	287	288
Long-term income taxes payable	387	393
Other long-term obligations	84	94

Total liabilities	8,474	7,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock	7	7
Additional paid-in capital	7,504	7,773
Accumulated other comprehensive income	178	173
Accumulated deficit	(2,687)	(2,859)

Total Symantec Corporation stockholders’ equity	5,002	5,094
Noncontrolling interest in subsidiary	80	78

Total stockholders’ equity	5,082	5,172

Total liabilities and stockholders’ equity	$13,556	$13,020

*	Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,475	$1,439
License	193	214

Total net revenue	1,668	1,653
Cost of revenue:
Content, subscription, and maintenance	249	230
License	17	7
Amortization of intangible assets	18	22

Total cost of revenue	284	259

Gross profit	1,384	1,394
Operating expenses:
Sales and marketing	649	665
Research and development	249	239
General and administrative	110	105
Amortization of intangible assets	72	71
Restructuring and transition	35	12

Total operating expenses	1,115	1,092
Operating income	269	302
Interest income	3	4
Interest expense	(29)	(32)
Other expense, net	(6)	(4)
Loss from joint venture	—	(13)

Income before income taxes	237	257
Provision for income taxes	65	67

Net income	172	190
Less: Loss attributable to noncontrolling interest	—	(1)

Net income attributable to Symantec Corporation stockholders	$172	$191

Net income per share attributable to Symantec Corporation stockholders — basic	$0.24	$0.25
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.24	$0.25
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	716	755
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	720	765

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 29, 2012	July 1, 2011
	(Unaudited)
	(In millions)
Net income	$172	$190
Foreign currency translation adjustments, net of taxes	4	(1)
Unrealized loss on available-for-sale securities, net of taxes	1	—

Comprehensive income	177	189
Less: Comprehensive loss attributable to noncontrolling interest	(2)	(5)

Comprehensive income attributable to Symantec Corporation stockholders	$179	$194

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 29, 2012	July 1, 2012
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$172	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	161
Amortization of discount on debt	13	17
Stock-based compensation expense	38	39
Deferred income taxes	3	17
Excess income tax benefit from the exercise of stock options	—	(4)
Loss from joint venture	—	13
Other	6	4
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	307	359
Inventories	1	4
Accounts payable	—	(8)
Accrued compensation and benefits	(125)	(121)
Deferred revenue	(187)	(182)
Income taxes payable	20	22
Other assets	(27)	(10)
Other liabilities	(43)	2

Net cash provided by operating activities	340	503
INVESTING ACTIVITIES:
Purchases of property and equipment	(79)	(51)
Cash payments for acquisitions, net of cash acquired	(28)	(364)
Proceeds from maturities of short-term investments	22	—
Other	2	—

Net cash used in investing activities	(83)	(415)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	4	35
Excess income tax benefit from the exercise of stock options	—	4
Tax payments related to restricted stock units activities	(7)	(19)
Repurchase of common stock	(301)	(198)
Repayment of debt	—	(600)
Proceeds from debt issuance, net of discount	996	—
Debt issuance costs	(7)	—

Net cash provided by (used in) financing activities	685	(778)
Effect of exchange rate fluctuations on cash and cash equivalents	(22)	30

Change in cash and cash equivalents	920	(660)
Beginning cash and cash equivalents	3,162	2,950

Ending cash and cash equivalents	$4,082	$2,290

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of June 29, 2012 and March 30, 2012, and for the three months ended June 29, 2012 and July 1, 2011, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012. The results of operations for the three months ended June 29, 2012 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

There have been no material changes in our significant accounting policies for the three months ended June 29, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

Recently Issued Authoritative Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position. The new guidance will be applicable to us on a retrospective basis in the first quarter of fiscal 2014. We do not expect that this guidance will materially impact our disclosures included in our Condensed Consolidated Financial Statements.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

There have been no transfers between fair value measurement levels during the three months ended June 29, 2012. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 29, 2012			As of March 30, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash Equivalents (1)	$2,969	$—	$2,969	$1,483	$—	$1,483

(1)	Cash equivalents are money market funds which are valued based on quoted market prices of the identical underlying security.

Note 3. Acquisition

On April 2, 2012, we completed the acquisition of a privately-held provider of mobile application management. In exchange for all of the voting equity interests of the acquired company, we paid a total purchase price of $28 million in cash. The objective of the acquisition is to extend our enterprise mobility portfolio to include a cross-platform mobile application protection solution to help organizations protect and isolate corporate data and applications across both corporate-owned and personally-owned devices. The results of operations of the acquired company are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for the acquired company was not material to our financial results and therefore has not been included.

The purchase price allocation resulted in goodwill of $24 million and intangible assets of $4 million. Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of the acquired company’s product offerings with our product offerings. Intangible assets included developed technology and customer relationships, which are amortized over their estimated useful lives of five to nine years.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
	(In millions)
Net balance as of March 30, 2012	$355	$2,486	$2,985	$—	$5,826
Goodwill added through acquisition (1)	—	24	—	—	24
Goodwill adjustments	—	(3)	(5)	—	(8)

Net balance as of June 29, 2012	$355	$2,507	$2,980	$—	$5,842

(1)	See Note 3 for the acquisition completed in fiscal 2013.

Intangible assets, net

	As of June 29, 2012				As of March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,213	$(1,564)	$649	2 years	$2,219	$(1,499)	$720	3 years
Developed technology	1,914	(1,671)	243	4 years	1,914	(1,654)	260	4 years
Finite-lived tradenames	146	(101)	45	3 years	146	(96)	50	3 years
Patents	75	(65)	10	5 years	75	(65)	10	6 years
Indefinite-lived tradenames	297	—	297	Indefinite	297	—	297	Indefinite

Total	$4,645	$(3,401)	$1,244	3 years	$4,651	$(3,314)	$1,337	3 years

Total amortization expense for intangible assets that have finite lives was $90 million and $93 million for the three months ended June 29, 2012 and July 1, 2011, respectively. Total future amortization expense for intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of June 29, 2012, is estimated as follows (in millions):

Remainder of fiscal 2013	$265
2014	211
2015	157
2016	106
2017	88
Thereafter	120

Total	$947

Note 5. Supplemental Financial Information

Property and Equipment, net

	As of
	June 29, 2012	March 30, 2012
	(In millions)
Computer hardware and software	$1,668	$1,640
Office furniture and equipment	177	176
Buildings	489	489
Leasehold improvements	301	284

	2,635	2,589
Less: accumulated depreciation and amortization	(1,709)	(1,663)

	926	926
Construction in progress	101	95
Land	79	79

Property and equipment, net	$1,106	$1,100

Depreciation expense was $70 million and $67 million for the three months ended June 29, 2012 and July 1, 2011, respectively.

Accumulated Other Comprehensive Income

	As of
	June 29, 2012	March 30, 2012
	(In millions)
Foreign currency translation adjustments, net of taxes	$175	$171
Unrealized loss on available-for-sale securities, net of taxes	3	2

Accumulated other comprehensive income	$178	$173

Note 6. Debt

In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes (“2.75% Notes”) due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes (“3.95% Notes”) due June 15, 2022, for an aggregate principal amount of $1.0 billion. The 2.75% Notes and 3.95% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.0 billion, less issuance discount of approximately $4 million resulting from sale of the notes at a yield slightly above the stated coupons. We also incurred issuance costs of approximately $6 million. Both the discount and issuance costs are being amortized as incremental non-cash interest expense over the respective terms of the notes. Interest is payable semi-annually in arrears on the 15th of June and December, beginning December 15, 2012. As of June 29, 2012, the aggregate fair value of these senior notes is $1.0 billion and relies on Level 2 inputs. See Note 2 for definition of Level 2 inputs.

In the first quarter of fiscal 2013, we amended our senior unsecured revolving credit facility (“credit facility”) agreement. The amendment extends the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of June 29, 2012, we were in compliance with all required covenants, and no amounts were outstanding.

Note 7. Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs consist of severance costs associated with the integration of acquisitions in efforts to streamline our business operations, consulting charges associated with the planning and design phase of implementing a new enterprise resource planning system, and costs related to the outsourcing of certain back office functions. Restructuring and transition costs are included in the Other segment.

Exit and disposal costs

Our exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may deem certain leased facilities to be excess to requirements and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of June 29, 2012, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 30, 2012	Costs, Net of Adjustments (1)	Cash Payments	June 29, 2012
	(In millions)
Exit and disposal costs	$16	$—	$(3)	$13
Transition and other related costs		35

Total restructuring and transition		$35

Balance Sheet:
Other current liabilities	$8			$6
Other long-term obligations	8			7

Total restructuring liabilities	$16			$13

(1)

Total net adjustments were not material for the three months ended June 29, 2012. Adjustments primarily relate to foreign currency exchange rate fluctuations. Included in transition and other related costs is $26 million of severance costs and $9 million of costs associated with the planning and design phase of implementing a new enterprise resource planning system.

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

During the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration (“GSA”) Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. We are cooperating with the investigation and we are unable, at this time, to predict the likely outcome. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with our GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases.

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, results of operations, financial condition or cash flow.

Note 9. Stock Repurchases

The following table summarizes our stock repurchases:

Three Months Ended June 29, 2012
(In millions, except per share data)
Total number of shares repurchased attributable to Symantec Corporation	19
Dollar amount of shares repurchased attributable to Symantec Corporation	$301
Average price paid per share	$15.59
Range of price paid per share	$14.23 – $18.84

We have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under various stock repurchase programs. On January 25, 2012, we announced that our Board of Directors approved a new $1.0 billion stock repurchase program. This program does not have an expiration date, and as of June 29, 2012, $683 million was authorized for future repurchases.

Note 10. Segment Information

As of June 29, 2012, our five reportable segments are the same as our operating segments and are as follows:

•

Consumer: Our Consumer segment focuses on delivering internet security for PC’s, tablets and mobile devices along with services such as online backup, online family protection and remote help to individual users and home offices.

•

Security and Compliance: Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, data loss prevention, encryption, managed security services, and authentication services. These products allow our customers to secure, provision, and remotely manage their laptops, PC’s, mobile devices, and servers. We also provide our customers with solutions delivered through our cloud and appliance security offerings.

•

Storage and Server Management: Our Storage and Server Management segment focuses on providing large, medium, and small-sized businesses with storage and server management, backup, archiving, eDiscovery, and data protection solutions across heterogeneous storage and server platforms, as well as solutions delivered through our cloud and appliance offerings.

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

There were no intersegment sales for the three months ended June 29, 2012 or July 1, 2011. The following table summarizes the results of our operating segments:

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
	($ in millions)
Three months ended June 29, 2012:
Net revenue	$521	$501	$584	$62	$—	$1,668
Percentage of total net revenue	31%	30%	35%	4%	0%	100%
Operating income (loss)	257	137	235	9	(369)	269
Operating margin of segment	49%	27%	40%	15%	*
Three months ended July 1, 2011:
Net revenue	$525	$467	$598	$63	$—	$1,653
Percentage of total net revenue	32%	28%	36%	4%	0%	100%
Operating income (loss)	255	90	278	8	(329)	302
Operating margin of segment	49%	19%	46%	13%	*

*	Percentage not meaningful

Note 11. Stock-based Compensation

The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In millions, except per share data)
Cost of revenue	$4	$5
Sales and marketing	16	15
Research and development	11	11
General and administrative	7	8

Total stock-based compensation expense	38	39
Tax benefit associated with stock-based compensation expense	(10)	(11)

Net stock-based compensation expense	$28	$28

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders—basic	$0.04	$0.04
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders—diluted	$0.04	$0.04

The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended
	June 29, 2012	July 1, 2011
	($ in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$14.95	$18.54
Fair value of RSUs granted	134	155
Total fair value of RSUs vested	26	71
Total unrecognized compensation expense	292	235
Weighted-average remaining vesting period	3 years	3 years
Stock options
Weighted-average fair value per grant	$4.07	$5.31
Total intrinsic value of stock options exercised	2	19
Total unrecognized compensation expense	26	32
Weighted-average remaining vesting period	2 years	3 years

During the first quarter of fiscal 2013, we granted 112,923 Restricted Stock Awards (“RSAs”) to members of our board of directors. Each RSA had a fair value of $15.94 and vested immediately upon grant. As a result, we recorded approximately $2 million of stock-based compensation expense for these RSAs during the first quarter of fiscal 2013.

Performance-based restricted stock units (“PRUs”)

During the first quarter of fiscal 2013 and 2012, we granted PRUs to certain senior level employees under our 2004 Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of an annual target earnings per share for the fiscal year in which they were issued and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the Company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. The compensation expense for the PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition. The weighted-average grant date fair value per share of PRUs granted during fiscal 2013 and 2012 were $16.60 and $23.58, respectively.

As of June 29, 2012, total unrecognized compensation costs related to the PRUs granted in fiscal 2013 and 2012 were $22 million and $6 million, respectively, which are expected to be recognized over the remaining weighted average periods of approximately 3 years and 2 years, respectively, assuming no forfeitures.

Note 12. Income Taxes

The effective tax rate was approximately 27% and 26% for the three months ended June 29, 2012 and July 1, 2011, respectively.

For the three months ended June 29, 2012, the tax expense was reduced by a $4 million tax benefit primarily related to lapses of statutes of limitations and prior year items. For the three months ended July 1, 2011, the tax expense was reduced by a $7 million tax benefit primarily related to lapses of statutes of limitations.

The provision for the three months ended June 29, 2012 and July 1, 2011 otherwise reflects a forecasted tax rate of 29% and 28%, respectively (this excludes the tax benefit from our joint venture with Huawei, which was sold in the fourth quarter of fiscal 2012). The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes.

We are a U.S.-based multinational company subject to tax in the U.S. and multiple international tax jurisdictions. Substantially all of our international earnings were generated by subsidiaries in Ireland and Singapore. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three months ended December 30, 2011, we have remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. This matter remains outstanding with IRS Appeals and is expected to be concluded in the next 12 months.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $20 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 13. Earnings Per Share

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In millions, except per share data)
Net income	$172	$191
Net income per share—basic	$0.24	$0.25
Net income per share—diluted	$0.24	$0.25
Weighted average outstanding common shares—basic	716	755
Dilutive potential shares issuable from assumed exercise of stock options	1	5
Dilutive potential shares related to stock award plans	3	5

Weighted average shares outstanding—diluted	720	765

Anti-dilutive weighted-average stock options (1)	31	32
Anti-dilutive weighted-average restricted stock (1)	6	—

(1)

For the periods presented, the effects of the warrants issued and the option purchased in connection with the Convertible Senior Notes were excluded because they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

Note 14. Subsequent Event

In May 2012, we announced our intention to commence a tender offer to purchase all the outstanding shares of common stock and stock rights of our publicly traded VeriSign Japan K.K. (“VeriSign Japan”) subsidiary. The tender offer was conducted as a part of a series of transactions expected to result in VeriSign Japan becoming a wholly-owned subsidiary. As of March 30, 2012, we owned approximately 54% of VeriSign Japan, which was obtained through our acquisition of VeriSign, Inc.’s Authentication and Identity Business during the second quarter of fiscal 2011. The offer was made with the recommendation of VeriSign Japan’s board of directors. The tender offer commenced on May 28, 2012 and closed on July 6, 2012 with an offer price of 44,000 yen per common share.

At the completion of the tender offer on July 6, 2012, we paid approximately $92 million to acquire 166,821 common shares and stock rights, which increased our ownership percentage to approximately 92%. We expect to finalize the acquisition of the remaining common shares during the third quarter of fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and factors that may affect future results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 30, 2012 and in our Current Report on Form 8-K filed on June 11, 2012. We encourage you to read that section carefully.

Fiscal calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended June 29, 2012 and July 1, 2011 both consisted of 13 weeks.

OVERVIEW

Our business

Symantec is a global provider of security, storage, and systems management solutions that help organizations and consumers secure and manage their information-driven world. Our software and services protect against advanced threats enabling confidence wherever information is used or stored.

On July 24, 2012, Enrique Salem, our former President and Chief Executive Officer, resigned from the Company. Our Board of Directors appointed Stephen M. Bennett as our new President and Chief Executive Officer in addition to his role as our Chairman of the Board of Directors, effective July 25, 2012.

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

Financial results and trends

Revenue increased by $15 million for the three months ended June 29, 2012 as compared to the same period last year. Fluctuations in the U.S. dollar compared to foreign currencies adversely impacted our revenue by approximately $53 million for the three months ended June 29, 2012 as compared to the same period last year. During the three months ended June 29, 2012, we experienced growth mainly in our Security and Compliance segment as a result of revenue associated with our user authentication and trust services offerings. Cost of revenue increased by $25 million for the three months ended June 29, 2012 as compared to the same period last year. Operating expenses increased by $23 million for the three months ended June 29, 2012 as compared to the same period last year. We experienced a favorable foreign currency effect of $37 million on our operating expenses.

Critical accounting estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended June 29, 2012 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

Recently issued authoritative guidance

Information with respect to recently issued authoritative guidance is in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total net revenue

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Content, subscription, and maintenance revenue	$1,475	$1,439	$36	3%
Percentage of total net revenue	88%	87%
License revenue	$193	$214	$(21)	(10)%
Percentage of total net revenue	12%	13%

Total net revenue	$1,668	$1,653	$15	1%

Content, subscription, and maintenance revenue increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to increases in revenue from our Security and Compliance segment of $29 million and our Storage and Server Management segment of $16 million, partially offset by a decrease in our Consumer segment of $7 million.

License revenue includes revenue from software licenses, appliances, and certain revenue-sharing arrangements. License revenue decreased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to a decline in revenue from our Storage and Server Management segment of $30 million, offset partially from increases in revenue from our Security and Compliance segment of $5 million and Consumer segment of $3 million.

Net revenue and operating income by segment

Consumer segment

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Consumer revenue	$521	$525	$(4)	(1)%
Percentage of total net revenue	31%	32%
Consumer operating income	$257	$255	$2	1%
Percentage of Consumer revenue	49%	49%

Consumer revenue remained consistent with a slight percentage decrease for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011. Of the total Consumer revenue recognized in the three months ended June 29, 2012, 88% was generated from our electronic channel sales, which are derived from online sales (including new subscriptions, renewals and upgrades).

Consumer operating income remained consistent with a slight percentage increase for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to lower promotional expenses. The decreased promotional expenses were primarily due to lower OEM placement fees.

Security and Compliance segment

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Security and Compliance revenue	$501	$467	$34	7%
Percentage of total net revenue	30%	28%
Security and Compliance operating income	$137	$90	$47	52%
Percentage of Security and Compliance revenue	27%	19%

Security and Compliance revenue increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to increased sales of our information security products of $46 million, which included additional revenue of approximately $34 million from our user authentication and trust services offerings and $5 million from our data loss prevention solutions. The increases were partially offset by declines in revenue from our enterprise security offerings of $7 million. The revenue from our user authentication and trust services offerings for the three months ended July 1, 2011 was reduced by purchase accounting fair value adjustments.

Security and Compliance operating income increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to increased revenue and to lower overall operating expenses of $21 million. The decreased operating expenses were mainly due to cost containment initiatives.

Storage and Server Management segment

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Storage and Server Management revenue	$584	$598	$(14)	(2)%
Percentage of total net revenue	35%	36%
Storage and Server Management operating income	$235	$278	$(43)	(15)%
Percentage of Storage and Server Management revenue	40%	46%

Storage and Server Management revenue remained consistent with a slight percentage decrease for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to lower sales of our storage management products of $23 million, partially offset by increases in sales of our information management products of $9 million.

Storage and Server Management operating income decreased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to the higher cost of revenue of $17 million, lower revenue, and higher salaries and wages of $12 million. The higher cost of revenue was mainly due to growth in the appliances business and increased services and technical support costs. The increased salaries and wages expense was due to increased headcount, which was mainly attributable to our Clearwell Systems Inc. (“Clearwell”) and LiveOffice LLC (“LiveOffice”) acquisitions.

Services segment

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Services revenue	$62	$63	$(1)	(2)%
Percentage of total net revenue	4%	4%
Services operating income	$9	$8	$1	13%
Percentage of Services revenue	15%	13%

Services revenue and operating income remained consistent for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, as we continue to support the transition to our partner led consulting program while we focus on our core software business.

Other segment

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Other revenue	$—	$—	$—	*
Percentage of total net revenue	0%	0%
Other operating loss	$(369)	$(329)	$(40)	(12)%
Percentage of Other revenue	*	*

*	Percentage not meaningful

Our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes general and administrative expenses; amortization of intangible and other assets; charges such as stock-based compensation; restructuring and transition expenses; and certain indirect costs that are not charged to the other operating segments.

Net revenue by geographic region

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$303	$300	$3	1%
Security and Compliance Segment	268	248	20	8%
Storage and Server Management Segment	304	302	2	1%
Services Segment	34	34	—	0%

Total Americas	$909	$884	$25	3%
Percentage of total net revenue	55%	53%
EMEA (Europe, Middle East, Africa)
Consumer Segment	$128	$142	$(14)	(10)%
Security and Compliance Segment	125	131	(6)	(5)%
Storage and Server Management Segment	167	184	(17)	(9)%
Services Segment	16	17	(1)	(6)%

Total EMEA	$436	$474	$(38)	(8)%
Percentage of total net revenue	26%	29%
Asia Pacific/Japan
Consumer Segment	$90	$83	$7	8%
Security and Compliance Segment	108	88	20	23%
Storage and Server Management Segment	113	112	1	1%
Services Segment	12	12	—	0%

Total Asia Pacific/ Japan	$323	$295	$28	9%
Percentage of total net revenue	19%	18%
Total net revenue	$1,668	$1,653	$15	1%

Fluctuations in the U.S. dollar compared to foreign currencies adversely impacted our international revenue by approximately $53 million for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011. Our international sales are and will continue to be a significant portion of our revenue. As such, revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Cost of content, subscription, and maintenance	$249	$230	$19	8%
As a percentage of related revenue	17%	16%
Cost of license	$17	$7	$10	143%
As a percentage of related revenue	9%	3%
Amortization of intangible assets	$18	$22	$(4)	(18)%
Percentage of total net revenue	1%	1%

Cost of revenue	$284	$259	$25	10%

Gross margin	83%	84%

Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to higher fee-based technical support, services, and royalty costs. The increased costs were due to growth in the business and higher payments to major OEM partners as part of revenue-sharing arrangements.

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliances manufacturing costs and other direct material costs. Cost of license increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to increased costs associated with appliances manufacturing.

Acquired intangible assets are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, was primarily due to certain acquired intangible assets from our prior acquisitions becoming fully amortized, partially offset by the incremental amortization associated with our fiscal 2012 acquisitions.

Operating expenses

Our operating expenses remained in line as a percentage of total net revenue for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011. Our total operating expenses increased primarily due to higher restructuring and transition costs, offset by cost savings generated from our previous restructuring activities.

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Sales and marketing expense	$649	$665	$(16)	(2)%
Percentage of total net revenue	39%	40%
Research and development expense	$249	$239	$10	4%
Percentage of total net revenue	15%	14%
General and administrative expense	$110	$105	$5	5%
Percentage of total net revenue	7%	6%
Amortization of intangible assets	$72	$71	$1	1%
Percentage of total net revenue	4%	4%
Restructuring and transition	$35	$12	$23	192%
Percentage of total net revenue	2%	1%

Sales and marketing expense decreased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to lower promotional expenses of $18 million, which were mainly comprised of lower OEM placement fees.

Research and development expense increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to increased salaries and wages expenses of $8 million. The increase from compensation expenses was mainly due to increased headcount to support our continued investment in product development.

General and administrative expense increased for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011, primarily due to external professional services.

Other intangible assets are comprised of customer relationships and tradenames. Amortization of other intangible assets increased slightly for the three months ended June 29, 2012, as compared to the three months ended July 1, 2011.

Restructuring and transition costs consist of severance, facilities, transition and other related costs. For the three months ended June 29, 2012, we recognized severance of $26 million and transition and other related costs of $9 million. The transition charges incurred during the current year period were primarily due to the planning and design phase of implementing a new enterprise resource planning system. For the three months ended July 1, 2011, we recognized severance of $4 million, facilities costs of $3 million, and transition and other related costs of $5 million. For further information on restructuring and transition costs, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Non-operating income (expense)

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Interest income	$3	$4
Interest expense	(29)	(32)
Other expense, net	(6)	(4)
Loss from joint venture	—	(13)

Total	$(32)	$(45)	$13	29%

Percentage of total net revenue	(2)%	(3)%

Net non-operating expense decreased for the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, as we sold our entire ownership interest in our joint venture to Huawei on March 30, 2012. During the prior year period, we recorded our proportionate share of our joint venture’s net loss one quarter in arrears.

Our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022 will result in additional interest expense of approximately $8 million quarterly through fiscal 2013.

Provision for income taxes

	Three Months Ended
	June 29,	July 1,	Change in
	2012	2011	$	%
	($ in millions)
Provision for income taxes	$65	$67	$(2)	(3)%
Effective tax rate on earnings	27%	26%

The effective tax rate was approximately 27% and 26% for the three months ended June 29, 2012 and July 1, 2011, respectively.

For the three months ended June 29, 2012, the tax expense was reduced by a $4 million tax benefit primarily related to lapses of statutes of limitations and prior year items. For the three months ended July 1, 2011, the tax expense was reduced by a $7 million tax benefit primarily related to lapses of statutes of limitations.

The provision for the three months ended June 29, 2012 and July 1, 2011 otherwise reflects a forecasted tax rate of 29% and 28%, respectively (this excludes the tax benefit from our joint venture with Huawei, which was sold in the fourth quarter of fiscal 2012). The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes.

We are a U.S.-based multinational company subject to tax in the U.S. and multiple international tax jurisdictions. Substantially all of our international earnings were generated by subsidiaries in Ireland and Singapore. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three months ended December 30, 2011, we have remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. This matter remains outstanding with IRS Appeals and is expected to be concluded in the next 12 months.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $20 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Loss attributable to noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc., including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. For the three months ended June 29, 2012, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $0 million. For the three months ended July 1, 2011, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $1 million. For further information on a subsequent event pertaining to VeriSign Japan, see Note 14 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of June 29, 2012, we had cash and cash equivalents of $4.1 billion and short-term investments of $29 million resulting in a liquidity position of approximately $5.1 billion, which is defined as unused availability of the credit facility, cash and cash equivalents, and short-term investments.

Senior Notes: In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% senior notes due June 15, 2017 and $400 million in principal amount of 3.95% senior notes due June 15, 2022, for an aggregate principal amount of $1.0 billion. In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 15, 2015 and $750 million in principal amount of 4.20% senior notes due September 15, 2020, for an aggregate principal amount of $1.1 billion.

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of June 29, 2012, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our convertible notes prior to their maturity. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.

Acquisitions: For the three months ended June 29, 2012, we acquired a privately-held provider of mobile application management for an aggregate payment of $28 million, net of cash acquired. During the three months ended July 1, 2011, we acquired Clearwell System Inc. (“Clearwell”) for an aggregate payment of $364 million, net of cash acquired.

Convertible Senior Notes: During the three months ended July 1, 2011, the remaining balance of our 0.75% convertible senior notes matured and we settled with the holders with a cash payment of $600 million.

Stock Repurchases: For the three months ended June 29, 2012, we repurchased 19 million shares, or $301 million, of our common stock. During the three months ended July 1, 2011, we repurchased 10 million shares, or $198 million, of our common stock.

Tender Offer of Noncontrolling Interest: On May 28, 2012, we commenced a tender offer to purchase all of the outstanding shares of common stock and stock rights of our publicly traded VeriSign Japan subsidiary with an offer price of 44,000 yen per common share. The tender offer was conducted as a part of a series of transactions expected to result in VeriSign Japan becoming a wholly-owned subsidiary. The tender offer closed on July 6, 2012. At the completion of the tender offer on July 6, 2012, we paid approximately $92 million to acquire 166,821 common shares and stock rights, which increased our ownership percentage to approximately 92%. We expect to finalize the acquisition of the remaining common shares during the third quarter of fiscal 2013.

U.S. Tax: As of June 29, 2012, $2.2 billion in cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed these funds to support our operations in the U.S.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	June 29, 2012	July 1, 2011
	(In millions)
Net cash provided by (used in):
Operating activities	$340	$503
Investing activities	(83)	(415)
Financing activities	685	(778)

Operating Activities

Net cash provided by operating activities was $340 million for the three months ended June 29, 2012, which resulted from net income of $172 million adjusted for non-cash items, which largely included depreciation and amortization charges of $175 million, as well as a decrease in trade receivables of $307 million. These amounts were partially offset by decreases in deferred revenue of $187 million and decreases in accrued compensation of $125 million.

Net cash provided by operating activities was $503 million for the three months ended July 1, 2011, which resulted from net income of $190 million adjusted for non-cash items, which largely included depreciation and amortization charges of $178 million, as well as increased collections of trade receivables of $359 million. These amounts were partially offset by decreases in deferred revenue of $182 million and decreases in accrued compensation of $121 million.

Investing Activities

Net cash used in investing activities was $83 million for the three months ended June 29, 2012 and was primarily due to payments for acquisitions, net of cash acquired, of $28 million and capital expenditures of $79 million.

Net cash used in investing activities was $415 million for the three months ended July 1, 2011 and was primarily due to payments for acquisitions, net of cash acquired, of $364 million and capital expenditures of $51 million.

Financing Activities

Net cash provided by financing activities was $685 million for the three months ended June 29, 2012 and was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, net of discount, of $996 million, offset by the repurchases of our common stock of $301 million.

Net cash used in financing activities was $778 million for the three months ended July 1, 2011 and was primarily due to the extinguishment of our outstanding 0.75% Convertible Senior Notes of $600 million and repurchases of our common stock of $198 million.

Contractual Obligations

There have been no significant changes during the three months ended June 29, 2012 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, except the addition of the Senior Notes and related interest. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Total	Remainder of Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Thereafter
	(In millions)
Senior Notes (1)	$2,100	$—	$—	$350	$1,750
Interest payments on Senior Notes (1)	530	55	148	132	195

(1)

In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% interest-bearing senior notes due September 15, 2015 and $750 million in principal amount of 4.20% interest-bearing senior notes due September 15, 2020. In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022. Interest payments were calculated based on terms of the related senior notes. For further information on the senior notes issued in the first quarter of fiscal 2013, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended June 29, 2012 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, except the interest rate risk related to the addition of the Senior Notes.

Interest rate risk

As of June 29, 2012, we had $2.1 billion in principal amount of fixed-rate Senior Notes outstanding, with a carrying amount of $2.1 billion and a fair value of $2.14 billion, which fair value is based on Level 2 inputs of market prices for similar debt instruments and resulting yields. On June 29, 2012, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease of approximately $60 million and an increase of approximately $62 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012. Other than the changes to such description set forth in Exhibit 99.01 on our current report on Form 8-K filed on June 11, 2012, which are incorporated herein by reference, there have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended June 29, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
March 31, 2012 to April 27, 2012	4	$17.79	4	$915
April 28, 2012 to May 25, 2012	8	$15.33	8	$785
May 26, 2012 to June 29, 2012	7	$14.69	7	$683

Total	19	$15.59	19

For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

1.01	Underwriting Agreement, dated June 11, 2012, by and among Symantec Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, on behalf of the several underwriters named therein	8-K	000-17781	1.01	06/14/12

3.01	Symantec Corporation Bylaws, as amended May 1, 2012	8-K	000-17781	3.01	05/07/12

4.01	First Amendment to Credit Agreement, dated June 7, 2012, by and among the Company, Wells Fargo Bank, National Association, and the lenders party thereto	8-K	000-17781	10.01	06/11/12

4.02	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to Symantec’s Current Report on Form 8-K, filed with the Commission on September 16, 2010)	8-K	000-17781	4.01	06/14/12

4.03	Officers’ Certificate dated June 14, 2012	8-K	000-17781	4.02	06/14/12

4.04	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	06/14/12

4.05	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	06/14/12

10.01*	FY13 Long Term Incentive Plan	10-K	000-17781	10.29	05/21/12

10.02*	FY13 Executive Annual Incentive Plan – Plan 1 – Chief Executive Officer	10-K	000-17781	10.30	05/21/12

10.03*	FY13 Executive Annual Incentive Plan – Plan 2 – Vice President, Senior Vice President, Executive Vice President and Group President	10-K	000-17781	10.31	05/21/12

10.04*	Symantec Corporation Executive Retention Plan, as amended and restated	10-K	000-17781	10.33	05/21/12

10.05*	Symantec Corporation Executive Severance Plan	10-K	000-17781	10.34	05/21/12

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Stephen M. Bennett
Stephen M. Bennett
Chairman of the Board, President and Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and Chief Financial Officer

Date: July 31, 2012

SYMANTEC CORPORATION

Q1 FY13 Form 10-Q

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

1.01	Underwriting Agreement, dated June 11, 2012, by and among Symantec Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, on behalf of the several underwriters named therein	8-K	000-17781	1.01	06/14/12

3.01	Symantec Corporation Bylaws, as amended May 1, 2012	8-K	000-17781	3.01	05/07/12

4.01	First Amendment to Credit Agreement, dated June 7, 2012, by and among the Company, Wells Fargo Bank, National Association, and the lenders party thereto	8-K	000-17781	10.01	06/11/12

4.02	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.01 to Symantec’s Current Report on Form 8-K, filed with the Commission on September 16, 2010)	8-K	000-17781	4.01	06/14/12

4.03	Officers’ Certificate dated June 14, 2012	8-K	000-17781	4.02	06/14/12

4.04	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	06/14/12

4.05	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	06/14/12

10.01*	FY13 Long Term Incentive Plan	10-K	000-17781	10.29	05/21/12

10.02*	FY13 Executive Annual Incentive Plan – Plan 1 – Chief Executive Officer	10-K	000-17781	10.30	05/21/12

10.03*	FY13 Executive Annual Incentive Plan – Plan 2 – Vice President, Senior Vice President, Executive Vice President and Group President	10-K	000-17781	10.31	05/21/12

10.04*	Symantec Corporation Executive Retention Plan, as amended and restated	10-K	000-17781	10.33	05/21/12

10.05*	Symantec Corporation Executive Severance Plan	10-K	000-17781	10.34	05/21/12

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.