Form 10-Q
period 2012-09-28
SYMANTEC CORP
filed 2012-10-30
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2012

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 26, 2012: 693,902,080 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended September 28, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2012	March 30, 2012 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,002	$3,162
Short-term investments	5	49
Trade accounts receivable, net	735	940
Inventories	23	28
Deferred income taxes	197	205
Other current assets	244	249

Total current assets	5,206	4,633
Property and equipment, net	1,114	1,100
Intangible assets, net	1,155	1,337
Goodwill	5,842	5,826
Other long-term assets	146	124

Total assets	$13,463	$13,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278	$324
Accrued compensation and benefits	308	416
Deferred revenue	3,118	3,444
Current portion of long-term debt	968	—
Other current liabilities	336	321

Total current liabilities	5,008	4,505
Long-term debt	2,093	2,039
Long-term deferred revenue	501	529
Long-term deferred tax liabilities	312	288
Long-term income taxes payable	371	393
Other long-term obligations	75	94

Total liabilities	8,360	7,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock	7	7
Additional paid-in capital	7,385	7,773
Accumulated other comprehensive income	190	173
Accumulated deficit	(2,494)	(2,859)

Total Symantec Corporation stockholders’ equity	5,088	5,094
Noncontrolling interest in subsidiary	15	78

Total stockholders’ equity	5,103	5,172

Total liabilities and stockholders’ equity	$13,463	$13,020

*	Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,498	$1,452	$2,973	$2,891
License	201	229	394	443

Total net revenue	1,699	1,681	3,367	3,334
Cost of revenue:
Content, subscription, and maintenance	247	232	496	462
License	18	10	35	17
Amortization of intangible assets	19	23	37	45

Total cost of revenue	284	265	568	524

Gross profit	1,415	1,416	2,799	2,810
Operating expenses:
Sales and marketing	659	697	1,308	1,362
Research and development	247	247	496	486
General and administrative	109	106	219	211
Amortization of intangible assets	72	73	144	144
Restructuring and transition	23	8	58	20

Total operating expenses	1,110	1,131	2,225	2,223
Operating income	305	285	574	587
Interest income	2	4	5	8
Interest expense	(35)	(28)	(64)	(60)
Other income (expense), net	1	2	(5)	(2)
Loss from joint venture	—	(14)	—	(27)

Income before income taxes	273	249	510	506
Provision for income taxes	80	67	145	134

Net income	193	182	365	372
Less: Loss attributable to noncontrolling interest	—	—	—	(1)

Net income attributable to Symantec Corporation stockholders	$193	$182	$365	$373

Net income per share attributable to Symantec Corporation stockholders — basic	$0.27	$0.24	$0.51	$0.50
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.27	$0.24	$0.51	$0.49
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	702	745	709	750
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	708	751	714	758

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(Unaudited)
	(In millions)
Net income	$193	$182	$365	$372
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	12	(11)	16	(12)
Reclassification adjustments for loss included in net income	—	(1)	—	(1)

Net foreign currency translation adjustments	12	(12)	16	(13)
Unrealized gain on available-for-sale securities	—	—	1	—

Other comprehensive income (loss), net of taxes	12	(12)	17	(13)

Comprehensive income	205	170	382	359
Less: Comprehensive income (loss) attributable to noncontrolling interest	3	(4)	1	(9)

Comprehensive income attributable to Symantec Corporation stockholders	$202	$174	$381	$368

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 28, 2012	September 30, 2011
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$365	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141	134
Amortization of intangible assets	181	189
Amortization of debt issuance costs and discounts	29	32
Stock-based compensation expense	83	77
Deferred income taxes	15	15
Excess income tax benefit from the exercise of stock options	(1)	(5)
Loss from joint venture	—	27
Other	8	5
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	203	331
Inventories	5	2
Accounts payable	(34)	37
Accrued compensation and benefits	(107)	(130)
Deferred revenue	(339)	(346)
Income taxes payable	42	73
Other assets	(24)	(3)
Other liabilities	(49)	1

Net cash provided by operating activities	518	811
INVESTING ACTIVITIES:
Purchases of property and equipment	(168)	(124)
Cash payments for acquisitions, net of cash acquired	(28)	(364)
Purchases of held-to-maturity securities	—	(33)
Proceeds from held-to-maturity securities	46	—
Other	2	1

Net cash used in investing activities	(148)	(520)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	75	83
Excess income tax benefit from the exercise of stock options	1	5
Tax payments related to restricted stock units activities	(11)	(21)
Repurchase of common stock	(501)	(473)
Purchase of additional interest in subsidiary	(92)	—
Repayment of debt and other obligations	—	(601)
Proceeds from debt issuance, net of discount	996	—
Debt issuance costs	(7)	—

Net cash provided by (used in) financing activities	461	(1,007)
Effect of exchange rate fluctuations on cash and cash equivalents	9	(19)

Change in cash and cash equivalents	840	(735)
Beginning cash and cash equivalents	3,162	2,950

Ending cash and cash equivalents	$4,002	$2,215

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of September 28, 2012 and March 30, 2012, and for the three and six months ended September 28, 2012 and September 30, 2011, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012. The results of operations for the three and six months ended September 28, 2012 are not necessarily indicative of the results expected for the entire fiscal year.

Significant Accounting Policies

There have been no material changes in our significant accounting policies for the six months ended September 28, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

Recently Issued Authoritative Guidance

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that gives entities an option to perform a qualitative impairment assessment for indefinite-lived intangible assets that may allow them to avoid performing the annual fair value calculation. We adopted this guidance in fiscal 2013 on a prospective basis and it did not have a material impact on our Condensed Consolidated Financial Statements.

Note 2. Fair Value Measurements

Amounts for assets and liabilities measured at fair value are based on an expected exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

There have been no transfers between fair value measurement levels during the three and six months ended September 28, 2012. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of September 28, 2012			As of March 30, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash Equivalents (1)	$2,875	$—	$2,875	$1,483	$—	$1,483

(1)	Cash equivalents consist of money market funds which are valued based on quoted market prices of the identical underlying security.

Note 3. Business Combination

On April 2, 2012, we completed the acquisition of a privately-held provider of mobile application management. In exchange for all of the voting equity interests of the acquired company, we paid a total purchase price of $28 million in cash. The objective of the acquisition is to extend our enterprise mobility portfolio to include a cross-platform mobile application protection solution to help organizations protect and isolate corporate data and applications across both corporate-owned and personally-owned devices. The results of operations of the acquired company have been included in our Security and Compliance segment since the date of acquisition. Supplemental pro forma information for the acquired company was not material to our financial results and therefore has not been included. The purchase price allocation resulted in goodwill of $24 million and intangible assets of $4 million. Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of the acquired company’s technology into our product offerings. Intangible assets included developed technology and customer relationships, which are amortized over their estimated useful lives of five and nine years, respectively.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
			(In millions)
Net balance as of March 30, 2012	$355	$2,486	$2,985	$—	$5,826
Addition (1)	—	24	—	—	24
Adjustments	—	(3)	(5)	—	(8)

Net balance as of September 28, 2012	$355	$2,507	$2,980	$—	$5,842

(1)	See Note 3 for the business combination completed in fiscal 2013.

Intangible assets, net

	As of September 28, 2012				As of March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,215	$(1,634)	$581	2 years	$2,219	$(1,499)	$720	3 years
Developed technology	1,914	(1,689)	225	4 years	1,914	(1,654)	260	4 years
Finite-lived tradenames	146	(103)	43	3 years	146	(96)	50	3 years
Patents	26	(17)	9	5 years	75	(65)	10	6 years
Indefinite-lived tradenames	297	—	297	—	297	—	297	—

Intangible assets, net	$4,598	$(3,443)	$1,155	2 years	$4,651	$(3,314)	$1,337	3 years

Total amortization expense for intangible assets that have finite lives was $91 million and $181 million for the three and six months ended September 28, 2012, respectively, and $96 million and $189 million for the three and six months ended September 30, 2011, respectively. Total future amortization expense for intangible assets that have finite lives as of September 28, 2012, is approximated as follows (in millions):

Remainder of fiscal 2013	$174
2014	211
2015	157
2016	107
2017	88
Thereafter	121

Total	$858

Note 5. Supplemental Financial Information

Property and Equipment, net

	As of
	September 28, 2012	March 30, 2012
	(In millions)
Computer hardware and software	$1,733	$1,640
Office furniture and equipment	173	176
Buildings	491	489
Leasehold improvements	307	284

	2,704	2,589
Less: Accumulated depreciation	(1,765)	(1,663)

	939	926
Construction in progress	96	95
Land	79	79

Property and equipment, net	$1,114	$1,100

Depreciation expense was $70 million and $141 million for the three and six months ended September 28, 2012, respectively, and $67 million and $134 million for the three and six months ended September 30, 2011, respectively.

Accumulated Other Comprehensive Income

	As of
	September 28, 2012	March 30, 2012
	(In millions)
Foreign currency translation adjustments, net of taxes	$187	$171
Unrealized gain on available-for-sale securities, net of taxes	3	2

Accumulated other comprehensive income	$190	$173

Note 6. Debt

In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes (“2.75% Notes”) due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes (“3.95% Notes”) due June 15, 2022, for an aggregate principal amount of $1.0 billion. The 2.75% Notes and 3.95% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.0 billion, less issuance discount of $4 million resulting from sale of the notes at a yield slightly above the stated coupons. We also incurred issuance costs of $6 million. Both the discount and issuance costs are being amortized as incremental non-cash interest expense over the respective terms of the notes. Interest is payable semi-annually in arrears on the 15th of June and December, beginning December 15, 2012. As of September 28, 2012, the aggregate fair value of these senior notes was $1.02 billion using Level 2 inputs. See Note 2 for the definition of Level 2 inputs.

In the first quarter of fiscal 2013, we amended our senior unsecured revolving credit facility (“credit facility”) agreement. The amendment extended the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of September 28, 2012, we were in compliance with all required covenants, and no amounts were outstanding.

Note 7. Restructuring and Transition

Transition and other related costs

Transition and other related costs generally include severance associated with the integration of acquisitions in efforts to streamline our business operations, consulting costs associated with the planning and design phase of implementing a new enterprise resource planning system, and various costs related to the outsourcing of certain back office functions. Severance costs generally include severance, outplacement services, health insurance coverage, and legal costs.

Exit and disposal costs

Our exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Largely as a result of business acquisitions, management may deem certain leased facilities to be excess to requirements and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of September 28, 2012, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 30, 2012	Costs, Net of Adjustments (1)	Cash Payments	September 28, 2012
	(In millions)
Exit and disposal costs	$16	$2	$(5)	$13
Transition and other related costs		56

Total restructuring and transition		$58

Balance Sheet:
Other current liabilities	$8			$6
Other long-term obligations	8			7

Total restructuring liabilities	$16			$13

(1)

Total net adjustments were not material for the six months ended September 28, 2012. Included in transition and other related costs is $40 million of severance costs and $16 million in consulting costs associated with the planning and design phase of implementing a new enterprise resource planning system. Restructuring and transition costs are included in our Other segment.

Note 8. Commitments and Contingencies

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.

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

Note 9. Stock Repurchases

The following table summarizes our stock repurchases:

	Three Months Ended September 28, 2012	Six Months Ended September 28, 2012
	(In millions, except per share data)
Total number of shares repurchased attributable to Symantec Corporation	12	31
Dollar amount of shares repurchased attributable to Symantec Corporation	$200	$501
Average price paid per share	$16.48	$15.93
Range of price paid per share	$13.09 – $19.56	$13.09 – $19.56

We have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under various stock repurchase programs. On January 25, 2012, we announced that our Board of Directors approved a new $1.0 billion stock repurchase program. This program does not have an expiration date, and as of September 28, 2012, $483 million was authorized for future repurchases.

Note 10. Segment Information

As of September 28, 2012, our five reportable segments are the same as our operating segments and are as follows:

•

Consumer: Our Consumer segment focuses on delivering internet security for PCs, tablets and mobile devices along with services such as online backup, online family protection and remote help to individual users and home offices.

•

Security and Compliance: Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, mail security, data loss prevention, encryption, managed security services, and authentication services. These solutions allow our customers to secure, provision, and remotely manage their laptops, PCs, mobile devices, and servers. We also provide our customers with solutions delivered through our cloud and appliance security offerings.

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

•

Other: Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It may include certain general and administrative expenses; amortization of intangible assets; impairment of goodwill, intangible assets, and other long-lived assets; stock-based compensation; restructuring and transition expenses; and certain indirect costs that are not charged to the operating segments described above, such as interest income and expense.

There were no intersegment sales for the three and six months ended September 28, 2012 or September 30, 2011. The following table summarizes the results of our operating segments:

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
	($ in millions)
Three months ended September 28, 2012:
Net revenue	$528	$512	$595	$64	$—	$1,699
Percentage of total net revenue	31%	30%	35%	4%	0%	100%
Operating income (loss)	264	152	236	12	(359)	305
Operating margin	50%	30%	40%	19%	*
Three months ended September 30, 2011:
Net revenue	$531	$482	$605	$63	$—	$1,681
Percentage of total net revenue	31%	29%	36%	4%	0%	100%
Operating income (loss)	257	102	256	10	(340)	285
Operating margin	48%	21%	42%	16%	*
Six months ended September 28, 2012:
Net revenue	$1,049	$1,013	$1,179	$126	$—	$3,367
Percentage of total net revenue	31%	30%	35%	4%	0%	100%
Operating income (loss)	521	289	471	21	(728)	574
Operating margin	50%	29%	40%	17%	*
Six months ended September 30, 2011:
Net revenue	$1,056	$949	$1,203	$126	$—	$3,334
Percentage of total net revenue	32%	28%	36%	4%	0%	100%
Operating income (loss)	512	192	534	18	(669)	587
Operating margin	48%	20%	44%	14%	*

*	Percentage not meaningful

Note 11. Stock-based Compensation

The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In millions, except per share data)
Cost of revenue	$4	$3	$8	$8
Sales and marketing	17	17	33	32
Research and development	13	12	24	23
General and administrative	11	6	18	14

Total stock-based compensation expense	45	38	83	77
Tax benefit associated with stock-based compensation expense	(14)	(11)	(24)	(22)

Net stock-based compensation expense	$31	$27	$59	$55

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders—basic	$0.04	$0.04	$0.08	$0.07
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders—diluted	$0.04	$0.04	$0.08	$0.07

The following table summarizes additional information pertaining to our stock-based compensation:

	Six Months Ended
	September 28, 2012	September 30, 2011
	($ in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$15.20	$18.33
Fair value of awards granted	155	173
Total fair value of awards vested	39	79
Total unrecognized compensation expense	272	221
Weighted-average remaining vesting period	3 years	3 years
Performance-based restricted stock
Weighted-average fair value per grant	$16.15	$23.58
Fair value of awards granted	29	11
Total fair value of awards vested	1	—
Total unrecognized compensation expense	23	10
Weighted-average remaining vesting period	2 years	3 years
Stock options
Weighted-average fair value per grant	$4.07	$5.24
Total intrinsic value of stock options exercised	13	26
Total unrecognized compensation expense	22	38
Weighted-average remaining vesting period	2 years	3 years

During the first quarter of fiscal 2013, we granted 112,923 Restricted Stock Awards to members of our Board of Directors. Each award had a fair value of $15.94 and vested immediately upon grant. As a result, we recorded approximately $2 million of stock-based compensation expense for these awards during the first quarter of fiscal 2013.

Performance-based restricted stock units and performance-contingent stock units

During the first quarter of fiscal 2013 and 2012, we granted performance-based restricted stock units (“PRUs”) to certain senior level employees under our 2004 Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of annual target earnings per share for its applicable fiscal year and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the Company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition.

On July 24, 2012, Enrique Salem, our former President and Chief Executive Officer (“CEO”), resigned from the Company. Our Board of Directors appointed Stephen M. Bennett as our new President and CEO in addition to his role as our Chairman of the Board of Directors, effective July 25, 2012. During the second quarter of fiscal 2013, we granted 115,000 PRUs to our new CEO. These PRUs are subject to vesting based on the same terms and conditions as the aforementioned fiscal 2013 PRUs grants, except that the target number of shares our CEO will be eligible to receive at the end of the three-year performance period will be not less than 80,000 shares. The compensation expense for these PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition. Additionally, we granted 450,000 performance-contingent stock units (“PCSUs”) to our new CEO based on the achievement of specified performance metrics. The PCSUs are also subject to an underlying continued service vesting condition. Each performance metric is based on the average twenty day trailing closing price of Symantec’s common stock (the “Average Closing Price”) over a three-year period beginning with the second quarter of fiscal 2013. During this three-year period, 150,000 shares from this grant will vest during the fiscal quarter (if any) when the Average Closing Price first exceeds $18.00, $20.00 and $22.00, respectively. The lowest Price Threshold of $18.00 was achieved during the quarter ended September 28, 2012 and, as a result, 150,000 PCSUs were vested and released to Mr. Bennett on October 22, 2012. For those price thresholds that are not achieved during the three-year period, the remaining PCSUs will be forfeited. The compensation expense is amortized using the graded vesting attribution method over the derived service periods. The fair value and derived service period for each of these three tranches are calculated using a Monte Carlo simulation option pricing model.

Note 12. Income Taxes

The effective tax rate was approximately 29% and 28% for the three and six months ended September 28, 2012, and 27% and 26% for the three and six months ended September 30, 2011, respectively.

For the three and six months ended September 28, 2012, the tax expense was reduced by $5 million in tax benefits resulting from tax settlements or effectively settled tax items. The tax expense was further reduced by $3 million and $6 million in tax benefits, for the three and six months ended September 28, 2012, respectively, primarily related to lapses of statutes of limitations and prior year items. These tax benefits were offset by a $9 million tax expense from an increase in valuation allowance on state research tax credits for the three months ended September 28, 2012. For the three and six months ended September 30, 2011, the tax expense was reduced by $5 million and $12 million in tax benefits, respectively, primarily related to lapses of statutes of limitations, as well as a $3 million tax benefit, for the three and six months ended September 30, 2011, for discrete events primarily related to tax settlements and adjustments of prior year items.

The provision for the six months ended September 28, 2012 and September 30, 2011 otherwise reflects a forecasted tax rate of 29% (this excludes the tax benefit from our joint venture with Huawei, which was sold in the fourth quarter of fiscal 2012). The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three and six months ended December 30, 2011, we have remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. This matter remains outstanding with IRS Appeals and is expected to be concluded in the next 12 months.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $160 million and $310 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate that at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of September 28, 2012, we have $184 million on deposit with the IRS pertaining to U.S. tax matters in the Veritas 2002 through 2005 audit cycle as well as the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expiration of the statute of limitations in various taxing jurisdictions.

Note 13. Earnings Per Share

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In millions, except per share data)
Net income	$193	$182	$365	$373
Net income per share—basic	$0.27	$0.24	$0.51	$0.50
Net income per share—diluted	$0.27	$0.24	$0.51	$0.49
Weighted-average outstanding common shares—basic	702	745	709	750
Dilutive potential shares issuable from assumed exercise of stock options	2	3	2	4
Dilutive potential shares related to stock award plans	4	3	3	4

Weighted-average shares outstanding—diluted	708	751	714	758

Anti-dilutive weighted-average stock options (1)	26	33	26	31
Anti-dilutive weighted-average restricted stock (1)	1	1	—	—

(1)

For the periods presented, the effects of the warrants issued and the option purchased in connection with the Convertible Senior Notes were excluded because they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

Note 14. Noncontrolling interest

As of March 30, 2012, we owned approximately 54% of VeriSign Japan K.K. (“VeriSign Japan”), which was obtained through our acquisition of VeriSign, Inc.’s authentication and identity business during the second quarter of fiscal 2011. In July 2012, we completed a tender offer, and paid approximately $92 million, to acquire 166,821 VeriSign Japan common shares and stock rights, which increased our ownership percentage to approximately 92%. We expect to acquire the remaining 8% interest in the third quarter of fiscal 2013. The effect of the change in our ownership interest in VeriSign Japan in the second quarter of fiscal 2013 on our equity is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(In millions)
Net income attributable to Symantec Corporation stockholders	$193	$182	$365	$373
Transfers to noncontrolling interest:
Decrease in Symantec Corporation stockholders’ paid-in capital for purchase of 166,821 VeriSign Japan common shares and stock rights	(30)	—	(30)	—

Net transfers to noncontrolling interest	(30)	—	(30)	—

Change from net income attributable to Symantec Corporation stockholders and transfers to noncontrolling interest	$163	$182	$335	$373

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

Fiscal calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended September 28, 2012 and September 30, 2011 both consisted of 13 weeks. The six months ended September 28, 2012 and September 30, 2011 both consisted of 26 weeks.

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

Financial results and trends

Revenue increased by $18 million and $33 million for the three and six months ended September 28, 2012, respectively, as compared to the same periods last year. Fluctuations in the U.S. dollar compared to foreign currencies adversely impacted our revenue by approximately $58 million and $111 million for the three and six months ended September 28, 2012, respectively, as compared to the same periods last year.

Cost of revenue increased by $19 million and $44 million for the three and six months ended September 28, 2012, respectively, as compared to the same periods last year. Operating expenses decreased by $21 million for the three months ended September 28, 2012, and increased by $2 million for the six months ended September 28, 2012, as compared to the same periods last year. We experienced favorable foreign currency effects of $31 million and $68 million on our operating expenses for the three and six months ended September 28, 2012, respectively, as compared to the same periods last year.

Critical accounting estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended September 28, 2012 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

Recently issued authoritative guidance

Information with respect to recently issued authoritative guidance is in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total net revenue

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Content, subscription, and maintenance	$1,498	$1,452	$46	3%	$2,973	$2,891	$82	3%
Percentage of total net revenue	88%	86%			88%	87%
License revenue	$201	$229	$(28)	(12)%	$394	$443	$(49)	(11)%
Percentage of total net revenue	12%	14%			12%	13%

Total net revenue	$1,699	$1,681	$18	1%	$3,367	$3,334	$33	1%

Content, subscription, and maintenance revenue increased for the three and six months ended September 28, 2012, as compared to the same periods last year, primarily due to increases in revenue from our Security and Compliance segment of $25 million and $54 million, respectively, and our Storage and Server Management segment of $21 million and $37 million, respectively, partially offset by decreases in our Consumer segment of $3 million and $10 million, respectively.

License revenue includes revenue from software licenses, appliances, and certain revenue-sharing arrangements. License revenue decreased for the three and six months ended September 28, 2012, as compared to the same periods last year, primarily due to declines in revenue from our Storage and Server Management segment of $31 million and $61 million, respectively, partially offset by increases in revenue from our Security and Compliance segment of $5 million and $10 million, respectively.

Net revenue and operating income by segment

Consumer segment

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Consumer revenue	$528	$531	$(3)	(1)%	$1,049	$1,056	$(7)	(1)%
Percentage of total net revenue	31%	31%			31%	32%
Consumer operating income	$264	$257	$7	3%	$521	$512	$9	2%
Percentage of Consumer revenue	50%	48%			50%	48%

Consumer revenue remained consistent with slight decreases for the three and six months ended September 28, 2012 as compared to the same periods last year. Of the total Consumer revenue recognized in the three and six months ended September 28, 2012, 88% was generated from our electronic channel sales, which are derived from online sales (including new subscriptions, renewals and upgrades).

Consumer operating income remained consistent with slight percentage increases for the three and six months ended September 28, 2012, as compared to the same periods last year, primarily due to lower OEM placement fees. The decline in OEM placement fees can be partly attributable to a weaker PC shipment environment.

Security and Compliance segment

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Security and Compliance revenue	$512	$482	$30	6%	$1,013	$949	$64	7%
Percentage of total net revenue	30%	29%			30%	28%
Security and Compliance operating income	$152	$102	$50	49%	$289	$192	$97	51%
Percentage of Security and Compliance revenue	30%	21%			29%	20%

Security and Compliance revenue increased for the three and six months ended September 28, 2012, as compared to the same periods last year, primarily due to our user authentication and trust services offerings by $20 million and $54 million, respectively. Additionally, for the six months ended September 28, 2012, our data loss prevention products increased in revenue by $8 million, as compared to the same period last year. The revenue from our user authentication and trust services offerings for the three and six months ended September 30, 2011 was lower due to purchase accounting fair value adjustments to deferred revenue.

Security and Compliance operating income increased for the three and six months ended September 28, 2012, as compared to the same periods last year, primarily due to increased revenue and to lower overall operating expenses of $29 million and $50 million, respectively. The decreased operating expenses were mainly due to lower salaries and wages.

Storage and Server Management segment

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Storage and Server Management revenue	$595	$605	$(10)	(2)%	$1,179	$1,203	$(24)	(2)%
Percentage of total net revenue	35%	36%			35%	36%
Storage and Server Management operating income	$236	$256	$(20)	(8)%	$471	$534	$(63)	(12)%
Percentage of Storage and Server Management revenue	40%	42%			40%	44%

Storage and Server Management revenue decreased for the three months ended September 28, 2012, as compared to the same period last year, primarily due to a decline in our Backup Exec offerings of $31 million. The decrease was partially offset by increased revenue from the remainder of our information management portfolio of $26 million. Storage and Server Management revenue also decreased for the six months ended September 28, 2012, as compared to the same period last year, due to Backup Exec offerings declining by $47 million and storage management products declining by $28 million, partially offset by increased sales from the remainder of our information management portfolio of $51 million.

Storage and Server Management operating income decreased for the three months ended September 28, 2012, as compared to the same period last year, primarily due to lower revenue and higher cost of revenue of $10 million. For the six months ended September 28, 2012, as compared to the same period last year, the decrease was primarily due to lower revenue, higher cost of revenue of $27 million, and higher salaries and wages of $17 million. The increased cost of revenue was due to growth in the appliances business and increased services costs. The increased salaries and wages expense was due to increased headcount, which was mainly attributable to our Clearwell Systems Inc. (Clearwell”) and LiveOffice LLC (“LiveOffice”) acquisitions.

Services segment

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Services revenue	$64	$63	$1	2%	$126	$126	$—	0%
Percentage of total net revenue	4%	4%			4%	4%
Services operating income	$12	$10	$2	20%	$21	$18	$3	17%
Percentage of Services revenue	19%	16%			17%	14%

Services revenue and operating income remained consistent for the three and six months ended September 28, 2012, as compared to the same periods last year.

Other segment

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Other revenue	$—	$—	$—	*	$—	$—	$—	*
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(359)	$(340)	$(19)	(6)%	$(728)	$(669)	$(59)	(9)%
Percentage of Other revenue	*	*			*	*

*	Percentage not meaningful

Our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes certain general and administrative expenses; amortization of intangible and other assets; charges such as stock-based compensation; restructuring and transition expenses; and certain indirect costs that are not charged to the other operating segments.

Net revenue by geographic region

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$307	$302	$5	2%	$610	$602	$8	1%
Security and Compliance Segment	272	251	21	8%	541	499	42	8%
Storage and Server Management Segment	310	317	(7)	(2)%	614	619	(5)	(1)%
Services Segment	33	36	(3)	(8)%	66	70	(4)	(6)%

Total Americas	$922	$906	$16	2%	$1,831	$1,790	$41	2%
Percentage of total net revenue	54%	54%			54%	54%
EMEA (Europe, Middle East, Africa)
Consumer Segment	$129	$140	$(11)	(8)%	$257	$282	$(25)	(9)%
Security and Compliance Segment	129	131	(2)	(2)%	254	262	(8)	(3)%
Storage and Server Management Segment	167	173	(6)	(3)%	334	357	(23)	(6)%
Services Segment	16	15	1	7%	32	32	—	0%

Total EMEA	$441	$459	$(18)	(4)%	$877	$933	$(56)	(6)%
Percentage of total net revenue	26%	27%			26%	28%
Asia Pacific/Japan
Consumer Segment	$92	$89	$3	3%	$182	$172	$10	6%
Security and Compliance Segment	111	100	11	11%	218	188	30	16%
Storage and Server Management Segment	118	115	3	3%	231	227	4	2%
Services Segment	15	12	3	25%	28	24	4	17%

Total Asia Pacific/ Japan	$336	$316	$20	6%	$659	$611	$48	8%
Percentage of total net revenue	20%	19%			20%	18%
Total net revenue	$1,699	$1,681	$18	1%	$3,367	$3,334	$33	1%

Fluctuations in the U.S. dollar compared to foreign currencies adversely impacted our international revenue by approximately $58 million and $111 million for the three and six months ended September 28, 2012, respectively, as compared to the same periods last year. Our international sales are and will continue to be a significant portion of our revenue. As such, revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Cost of content, subscription, and maintenance	$247	$232	$15	6%	$496	$462	$34	7%
As a percentage of related revenue	16%	16%			17%	16%
Cost of license	$18	$10	$8	80%	$35	$17	$18	106%
As a percentage of related revenue	9%	4%			9%	4%
Amortization of intangible assets	$19	$23	$(4)	(17)%	$37	$45	$(8)	(18)%
Percentage of total net revenue	1%	1%			1%	1%

Cost of revenue	$284	$265	$19	7%	$568	$524	$44	8%

Gross margin	83%	84%			83%	84%

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three and six months ended September 28, 2012, as compared to the same periods of last year, primarily due to higher technical support, services, and OEM royalty costs. The increased costs were due to growth in the business and higher payments to major OEM partners as part of revenue-sharing arrangements.

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliances manufacturing costs and other direct material costs. Cost of license increased for the three and six months ended September 28, 2012, as compared to the same periods of last year, primarily due to increased costs associated with the appliances business.

Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization of intangible assets decreased for the three and six months ended September 28, 2012, as compared to the same periods of last year, due to certain developed technologies becoming fully amortized, partially offset by the incremental amortization associated with our fiscal 2012 acquisitions.

Operating expenses

Our operating expenses were largely in line as a percentage of total net revenue for the three and six months ended September 28, 2012, as compared to the same periods of last year. Our total operating expenses decreased primarily due to lower sales and marketing expense, partially offset by higher restructuring and transition costs discussed below.

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Sales and marketing expense	$659	$697	$(38)	(5)%	$1,308	$1,362	$(54)	(4)%
Percentage of total net revenue	39%	41%			39%	41%
Research and development expense	$247	$247	$—	0%	$496	$486	$10	2%
Percentage of total net revenue	15%	15%			15%	15%
General and administrative expense	$109	$106	$3	3%	$219	$211	$8	4%
Percentage of total net revenue	6%	6%			7%	6%
Amortization of intangible assets	$72	$73	$(1)	(1)%	$144	$144	$—	0%
Percentage of total net revenue	4%	4%			4%	4%
Restructuring and transition	$23	$8	$15	188%	$58	$20	$38	190%
Percentage of total net revenue	1%	0%			2%	1%

Sales and marketing expense decreased for the three and six months ended September 28, 2012, as compared to the same periods of last year, primarily due to lower promotional expenses of $39 million and $57 million, respectively. The decreased promotional expenses were primarily due to lower OEM placement fees.

Research and development expense remained consistent for the three months ended September 28, 2012, as compared to the same period of last year. For the six months ended September 28, 2012, as compared to the same period of last year, the increase was primarily due to increased salaries and wages expenses of $12 million, which was attributable to increased headcount to support our continued investment in product development.

General and administrative expense remained consistent for the three and six months ended September 28, 2012, as compared to the same periods of last year.

Intangible assets are comprised of customer relationships and tradenames. Amortization of intangible assets remained consistent for the three and six months ended September 28, 2012, as compared to the same periods of last year.

Restructuring and transition costs increased for the three and six months ended September 28, 2012, as compared to the same periods of last year. For the three and six months ended September 28, 2012, we recognized severance costs of $14 million and $40 million, exit and disposal costs of $2 million and $2 million, and transition and other related costs of $7 million and $16 million, respectively. The transition charges incurred during the current year period were primarily due to consulting costs associated with the planning and design phase of implementing a new enterprise resource planning system. For the three and six months ended September 30, 2011, we recognized severance costs of $0 million and $4 million, exit and disposal costs of $0 million and $3 million, and transition and other related costs of $8 million and $13 million, respectively. For further information on restructuring and transition costs, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Non-operating income (expense)

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Interest income	$2	$4			$5	$8
Interest expense	(35)	(28)			(64)	(60)
Other income (expense), net	1	2			(5)	(2)
Loss from joint venture	—	(14)			—	(27)

Total	$(32)	$(36)	$4	11%	$(64)	$(81)	$17	21%

Percentage of total net revenue	(2)%	(2)%			(2)%	(2)%

Net non-operating expense decreased for the three and six months ended September 28, 2012, as compared to the same periods of last year, due to the sale of our entire ownership interest in our joint venture to Huawei in the fourth quarter of fiscal 2012. During the prior year periods, we recorded our proportionate share of our joint venture’s net loss one quarter in arrears.

In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, which resulted in additional quarterly interest expense of $8 million starting in the second quarter of fiscal 2013.

Provision for income taxes

	Three Months Ended				Six Months Ended
	September 28,	September 30,	Change in		September 28,	September 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Provision for income taxes	$80	$67	$13	19%	$145	$134	$11	8%
Effective tax rate on earnings	29%	27%			28%	26%

The effective tax rate was approximately 29% and 28% for the three and six months ended September 28, 2012, and 27% and 26% for the three and six months ended September 30, 2011, respectively.

For further information on our effective tax rate, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We have contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three and six months ended December 30, 2011, we have remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. This matter remains outstanding with IRS Appeals and is expected to be concluded in the next 12 months.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $160 million and $310 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate that at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of September 28, 2012, we have $184 million on deposit with the IRS pertaining to U.S. tax matters in the Veritas 2002 through 2005 audit cycle as well as the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expiration of the statute of limitations in various taxing jurisdictions.

Loss attributable to noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc., including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of approximately 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. In July 2012, we completed a tender offer, and paid approximately $92 million, to acquire 166,821 VeriSign Japan common shares and stock rights, which increased our ownership percentage to approximately 92%. We expect to acquire the remaining 8% interest in the third quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of September 28, 2012, we had cash and cash equivalents of $4.0 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of $5.0 billion. We intend to use $1.0 billion of our cash and cash equivalents to repay our $1.0 billion of convertible senior notes that mature in June 2013.

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

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of September 28, 2012, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our convertible notes prior to their maturity. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses. As of September 28, 2012, $2.3 billion in cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.

Acquisitions: For the six months ended September 28, 2012, we acquired a privately-held provider of mobile application management for an aggregate payment of $28 million, net of cash acquired. During the six months ended September 30, 2011, we acquired Clearwell Systems Inc. (“Clearwell”) for an aggregate payment of $364 million, net of cash acquired.

Convertible Senior Notes: During the six months ended September 30, 2011, the remaining balance of our 0.75% convertible senior notes matured and we settled with the holders with a cash payment of $600 million.

Stock Repurchases: For the six months ended September 28, 2012, we repurchased 31 million shares, or $501 million, of our common stock. During the six months ended September 30, 2011, we repurchased 26 million shares, or $473 million, of our common stock.

Tender Offer of Noncontrolling Interest: In July 2012, we completed a tender offer, and paid approximately $92 million, to acquire 166,821 VeriSign Japan K.K. (“VeriSign Japan”) common shares and stock rights, which increased our ownership percentage to approximately 92%. We expect to acquire the remaining 8% interest in the third quarter of fiscal 2013.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	September 28, 2012	September 30, 2011
	(In millions)
Net cash provided by (used in):
Operating activities	$518	$811
Investing activities	(148)	(520)
Financing activities	461	(1,007)

Operating Activities

Net cash provided by operating activities was $518 million for the six months ended September 28, 2012, which resulted from net income of $365 million adjusted for non-cash items, which largely included depreciation and amortization charges of $351 million, as well as a decrease in trade receivables of $203 million. These amounts were partially offset by decreases in deferred revenue of $339 million and decreases in accrued compensation of $107 million.

Net cash provided by operating activities was $811 million for the six months ended September 30, 2011, which resulted from net income of $372 million adjusted for non-cash items, which largely included depreciation and amortization charges of $355 million, as well as increased collections of trade receivables of $331 million. These amounts were partially offset by decreases in deferred revenue of $346 million and decreases in accrued compensation of $130 million.

Investing Activities

Net cash used in investing activities was $148 million for the six months ended September 28, 2012 and was primarily due to payments for acquisitions, net of cash acquired, of $28 million and capital expenditures of $168 million, offset by the proceeds from our held-to-maturity securities of $46 million.

Net cash used in investing activities was $520 million for the six months ended September 30, 2011 and was primarily due to payments for acquisitions, net of cash acquired, of $364 million, capital expenditures of $124 million, and held-to-maturity securities of $33 million.

Financing Activities

Net cash provided by financing activities was $461 million for the six months ended September 28, 2012 and was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, net of discount, of $996 million, offset by the repurchases of our common stock of $501 million.

Net cash used in financing activities was $1,007 million for the six months ended September 30, 2011 and was primarily due to the extinguishment of our outstanding 0.75% Convertible Senior Notes of $600 million and repurchases of our common stock of $473 million.

Contractual Obligations

There have been no significant changes during the six months ended September 28, 2012 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, except the addition of the Senior Notes and related interest. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due By Periods
	Total	Remainder of Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Thereafter
	(In millions)
Senior Notes (1)	$2,100	$—	$—	$350	$1,750
Interest payments on Senior Notes (1)	511	36	148	132	195

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended September 28, 2012 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, except the interest rate risk related to the addition of the Senior Notes.

Interest rate risk

As of September 28, 2012, we had $2.1 billion in principal amount of fixed-rate Senior Notes outstanding, with a carrying amount of $2.1 billion and a fair value of $2.16 billion, which fair value is based on Level 2 inputs of market prices for similar debt instruments and resulting yields. On September 28, 2012, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease of approximately $58 million and an increase of approximately $60 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 28, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
June 30, 2012 to July 27, 2012	4	$14.01	4	$624
July 28, 2012 to August 24, 2012	4	$17.23	4	$550
August 25, 2012 to September 28, 2012	4	$18.38	4	$483

Total	12	$16.48	12

For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	Executive Employment Agreement, dated August 21, 2012, by and between Symantec Corporation and Steve Bennett	8-K	000-17781	10.01	08/23/12

10.02*	Performance Contingent Stock Unit Award Agreement, dated August 21, 2012, by and between Symantec Corporation and Steve Bennett					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: October 30, 2012

SYMANTEC CORPORATION

Q2 FY13 Form 10-Q

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	Executive Employment Agreement, dated August 21, 2012, by and between Symantec Corporation and Steve Bennett	8-K	000-17781	10.01	08/23/12

10.02*	Performance Contingent Stock Unit Award Agreement, dated August 21, 2012, by and between Symantec Corporation and Steve Bennett					X

31 .01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31 .02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.