Form 10-Q
period 2012-12-28
SYMANTEC CORP
filed 2013-01-29
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2012

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 25, 2013: 689,188,741shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended December 28, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2012	March 30, 2012 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,200	$3,162
Short-term investments	52	49
Trade accounts receivable, net	1,081	940
Inventories	20	28
Deferred income taxes	193	205
Other current assets	270	249

Total current assets	5,816	4,633
Property and equipment, net	1,130	1,100
Intangible assets, net	1,065	1,337
Goodwill	5,843	5,826
Other long-term assets	108	124

Total assets	$13,962	$13,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317	$324
Accrued compensation and benefits	454	416
Deferred revenue	3,298	3,444
Current portion of long-term debt	982	—
Other current liabilities	431	321

Total current liabilities	5,482	4,505
Long-term debt	2,094	2,039
Long-term deferred revenue	508	529
Long-term deferred tax liabilities	321	288
Long-term income taxes payable	341	393
Other long-term obligations	60	94

Total liabilities	8,806	7,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock	7	7
Additional paid-in capital	7,232	7,773
Accumulated other comprehensive income	202	173
Accumulated deficit	(2,285)	(2,859)

Total Symantec Corporation stockholders’ equity	5,156	5,094
Noncontrolling interest in subsidiary	—	78

Total stockholders’ equity	5,156	5,172

Total liabilities and stockholders’ equity	$13,962	$13,020

*	Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
		(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,521	$1,462	$4,494	$4,353
License	270	253	664	696

Total net revenue	1,791	1,715	5,158	5,049
Cost of revenue:
Content, subscription, and maintenance	256	233	752	695
License	27	16	62	33
Amortization of intangible assets	16	22	53	67

Total cost of revenue	299	271	867	795

Gross profit	1,492	1,444	4,291	4,254
Operating expenses:
Sales and marketing	730	711	2,038	2,073
Research and development	249	242	745	728
General and administrative	117	113	336	324
Amortization of intangible assets	71	73	215	217
Restructuring and transition	27	5	85	25

Total operating expenses	1,194	1,144	3,419	3,367
Operating income	298	300	872	887
Interest income	4	2	9	10
Interest expense	(38)	(27)	(102)	(87)
Other income (expense), net	20	(2)	15	(4)
Loss from joint venture	—	—	—	(27)

Income before income taxes	284	273	794	779
Provision for income taxes	72	32	217	166

Net income	212	241	577	613
Less: Loss attributable to noncontrolling interest	—	1	—	—

Net income attributable to Symantec Corporation stockholders	$212	$240	$577	$613

Net income per share attributable to Symantec Corporation stockholders—basic	$0.31	$0.33	$0.82	$0.82
Net income per share attributable to Symantec Corporation stockholders—diluted	$0.30	$0.32	$0.81	$0.82
Weighted-average shares outstanding attributable to
Symantec Corporation stockholders—basic	693	734	704	745
Weighted-average shares outstanding attributable to
Symantec Corporation stockholders—diluted	702	740	710	752

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
		(Unaudited) (In millions)
Net income	$212	$241	$577	$613
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	—	2	15	(10)
Reclassification adjustments for loss included in net income	(2)	—	(1)	(1)

Net foreign currency translation adjustments	(2)	2	14	(11)
Unrealized gain on available-for-sale securities	14	—	15	—

Other comprehensive income (loss), net of taxes	12	2	29	(11)

Comprehensive income	224	243	606	602
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	1	2	(8)

Comprehensive income attributable to Symantec Corporation stockholders	$223	$242	$604	$610

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 28, 2012	December 30, 2011
	(Unaudited) (In millions)
OPERATING ACTIVITIES:
Net income	$577	$613

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213	200
Amortization of intangible assets	268	284
Amortization of debt issuance costs and discounts	44	46
Stock-based compensation expense	125	123
Deferred income taxes	26	38
Excess income tax benefit from the exercise of stock options	(2)	(6)
Loss from joint venture	—	27
Other	(3)	4
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(144)	12
Inventories	9	(3)
Accounts payable	(8)	9
Accrued compensation and benefits	40	(49)
Deferred revenue	(150)	(108)
Income taxes payable	39	3
Other assets	(45)	(9)
Other liabilities	(8)	30

Net cash provided by operating activities	981	1,214
INVESTING ACTIVITIES:
Purchases of property and equipment	(245)	(199)
Cash payments for acquisitions, net of cash acquired	(28)	(364)
Purchases of held-to-maturity securities	—	(47)
Proceeds from sale of held-to-maturity securities	46	—
Other	3	(1)

Net cash used in investing activities	(224)	(611)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	100	95
Excess income tax benefit from the exercise of stock options	2	6
Tax payments related to restricted stock units	(14)	(22)
Repurchases of common stock	(701)	(693)
Purchase of additional interest in subsidiary	(92)	—
Repayments of debt and other obligations	—	(602)
Proceeds from debt issuance, net of discount	996	—
Debt issuance costs	(7)	—

Net cash provided by (used in) financing activities	284	(1,216)
Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(10)

Change in cash and cash equivalents	1,038	(623)
Beginning cash and cash equivalents	3,162	2,950

Ending cash and cash equivalents	$4,200	$2,327

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of December 28, 2012 and March 30, 2012, and for the three and nine months ended December 28, 2012 and December 30, 2011, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012. The results of operations for the three and nine months ended December 28, 2012 are not necessarily indicative of the results expected for the entire fiscal year.

Significant Accounting Policies

There have been no material changes in our significant accounting policies for the nine months ended December 28, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

Recently Issued Authoritative Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position. The new guidance is applicable to us on a retrospective basis in the first quarter of fiscal 2014. We do not expect that this guidance will materially impact our disclosures included in our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued an accounting standards update that gives entities an option to perform a qualitative impairment assessment for indefinite-lived intangible assets that may allow them to avoid performing the annual fair value calculation. We adopted this guidance in fiscal 2013 on a prospective basis and it did not have a material impact on our Condensed Consolidated Financial Statements.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

There have been no transfers between fair value measurement levels during the nine months ended December 28, 2012. The following table summarizes our assets measured at fair value on a recurring basis.

	As of December 28, 2012			As of March 30, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash Equivalents	$3,219	$—	$3,219	$1,483	$—	$1,483

Cash equivalents consist of money market funds which are valued based on quoted market prices of the identical underlying security.

Note 3. Business Combination

On April 2, 2012, we completed the acquisition of a privately-held provider of mobile application management. In exchange for all of the voting equity interests of the acquired company, we paid a total purchase price of $28 million in cash. The objective of the acquisition is to extend our enterprise mobility portfolio to include a cross-platform mobile application protection solution to help organizations protect and isolate corporate data and applications across both corporate-owned and personally-owned devices. The results of operations of the acquired company have been included in our Security and Compliance segment since the date of acquisition. Supplemental pro forma information for the acquired company was not material to our financial results and therefore has not been included. The purchase price allocation resulted in goodwill of $24 million and intangible assets of $4 million. Goodwill, which is not tax deductible, resulted primarily from our expectation of synergies from the integration of the acquired company’s technology into our product offerings. Intangible assets included developed technology and customer relationships, which are amortized over their estimated useful lives of five and nine years, respectively.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
	(In millions)
Net balance as of March 30, 2012	$355	$2,486	$2,985	$—	$5,826
Addition (1)	—	24	—	—	24
Adjustments	—	(1)	(6)	—	(7)

Net balance as of December 28, 2012	$355	$2,509	$2,979	$—	$5,843

(1)	See Note 3 for the business combination completed in the first quarter of fiscal 2013.

Intangible assets, net

	As of December 28, 2012				As of March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,211	$(1,700)	$511	2 years	$2,219	$(1,499)	$720	3 years
Developed technology	1,914	(1,705)	209	4 years	1,914	(1,654)	260	4 years
Finite-lived tradenames	146	(107)	39	3 years	146	(96)	50	3 years
Patents	26	(17)	9	5 years	75	(65)	10	6 years

Indefinite-lived tradenames	297	—	297	—	297	—	297	—

Intangible assets, net	$4,594	$(3,529)	$1,065	2 years	$4,651	$(3,314)	$1,337	3 years

Total amortization expense for intangible assets that have finite lives was $87 million and $268 million for the three and nine months ended December 28, 2012, respectively, and $95 million and $284 million for the three and nine months ended December 30, 2011, respectively. Total future amortization expense for intangible assets that have finite lives as of December 28, 2012, is as follows (in millions):

Remainder of fiscal 2013	$86
2014	210
2015	157
2016	106
2017	87
Thereafter	122

Total	$768

Note 5. Supplemental Financial Information

Property and Equipment, net

	As of
	December 28, 2012	March 30, 2012
	(In millions)
Computer hardware and software	$1,778	$1,640
Office furniture and equipment	173	176
Buildings	520	489
Leasehold improvements	312	284

	2,783	2,589
Less: Accumulated depreciation	(1,807)	(1,663)

	976	926
Construction in progress	75	95
Land	79	79

Property and equipment, net	$1,130	$1,100

Depreciation expense was $72 million and $213 million for the three and nine months ended December 28, 2012, respectively, and $66 million and $200 million for the three and nine months ended December 30, 2011, respectively.

Accumulated Other Comprehensive Income

	As of
	December 28, 2012	March 30, 2012
	(In millions)
Foreign currency translation adjustments, net of taxes	$185	$171
Unrealized gain on available-for-sale securities, net of taxes	17	2

Accumulated other comprehensive income	$202	$173

Other Income (Expense), net

In the third quarter of fiscal 2013, we began receiving a tax incentive from the China tax bureau in a form of value-added tax (“VAT”) refunds. The tax incentive is provided to software companies that perform research and development activities with respect to software in China. The refunds relate to VAT collected on qualifying software product sales. This tax incentive plan was updated late in 2011 and it enabled companies to retrospectively apply the rules back to January 2011. We recognized refunds of $27 million, which were included in Other income (expense), net in the Condensed Consolidated Statements of Income.

Note 6. Debt

In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes (“2.75% Notes”) due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes (“3.95% Notes”) due June 15, 2022, for an aggregate principal amount of $1.0 billion. The 2.75% Notes and 3.95% Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.0 billion, less issuance discount of $4 million resulting from sale of the notes at a yield slightly above the stated coupon rate. We also incurred issuance costs of $6 million. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the notes. Interest is payable semi-annually in arrears on the 15th of June and December, beginning December 15, 2012. As of December 28, 2012, the aggregate fair value of these senior notes was $1.02 billion using Level 2 inputs, which is based on market prices for similar debt instruments and resulting yields.

In the first quarter of fiscal 2013, we amended our senior unsecured revolving credit facility (“credit facility”) agreement. The amendment extended the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 28, 2012, we were in compliance with all required covenants, and no amounts were outstanding.

In the first quarter of fiscal 2007, we issued 1.00% Convertible Senior Notes (“1.00% Notes”), maturing in June 2013. As of December 28, 2012, the balance of $1.0 billion for the 1.00% Notes is included in Current portion of long-term debt in the Condensed Consolidated Balance Sheets. As of December 28, 2012, the aggregate fair value of these 1.00% Notes was $1.06 billion using Level 2 inputs, which is based on market prices for similar convertible debt instruments and resulting yields.

Note 7. Restructuring and Transition

Exit and disposal costs

Our exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Largely as a result of business acquisitions, management may deem certain leased facilities to be excess to requirements and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of December 28, 2012, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Transition and other related costs

Transition and other related costs primarily consist of severance associated with the integration of acquisitions in efforts to streamline our business operations, which include outplacement services, health insurance coverage, and legal costs. These costs also consist of consulting costs associated with the planning and design phases of implementing a new enterprise resource planning system.

Restructuring and transition summary

	March 30, 2012	Costs, Net of Adjustments (1)	Cash Payments	December 28, 2012
		(In millions)
Exit and disposal costs	$16	$1	$(11)	$6
Transition and other related costs		84

Total restructuring and transition		$85

Balance Sheet:
Other current liabilities	$8			$3
Other long-term obligations	8			3

Total restructuring liabilities	$16			$6

(1)

Total net adjustments were not material for the nine months ended December 28, 2012. Transition and other related costs primarily consist of $46 million of severance costs and $36 million in consulting costs associated with the planning and design phases of implementing a new enterprise resource planning system. Restructuring and transition costs are included in our Other segment.

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

Note 9. Stock Repurchases

The following table summarizes our stock repurchases:

	Three Months Ended December 28, 2012	Nine Months Ended December 28, 2012
	(In millions, except per share data)
Total number of shares repurchased attributable to Symantec Corporation	11	42
Dollar amount of shares repurchased attributable to Symantec Corporation	$200	$701
Average price paid per share	$17.94	$16.49
Range of price paid per share	$17.05 - $19.09	$13.09 - $19.56

We have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under various stock repurchase programs. On January 25, 2012, we announced that our Board of Directors approved a $1.0 billion stock repurchase program. This program does not have an expiration date, and as of December 28, 2012, $283 million remain authorized for future repurchases. See Note 15 below for additional information regarding a subsequent event with respect to stock repurchases.

Note 10. Segment Information

As of December 28, 2012, our five reportable segments are the same as our operating segments and are as follows:

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

There were no intersegment sales for the three and nine months ended December 28, 2012 or December 30, 2011. The following table summarizes the results of our operating segments:

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
			($ in millions)
Three months ended December 28, 2012:
Net revenue	$530	$527	$666	$68	$—	$1,791
Percentage of total net revenue	30%	29%	37%	4%	0%	100%
Operating income (loss)	227	174	263	12	(378)	298
Operating margin	43%	33%	39%	18%	*
Three months ended December 30, 2011:
Net revenue	$525	$510	$618	$62	$—	$1,715
Percentage of total net revenue	31%	30%	36%	3%	0%	100%
Operating income (loss)	251	138	241	11	(341)	300
Operating margin	48%	27%	39%	18%	*
Nine months ended December 28, 2012:
Net revenue	$1,579	$1,540	$1,845	$194	$—	$5,158
Percentage of total net revenue	31%	30%	36%	3%	0%	100%
Operating income (loss)	748	463	734	33	(1,106)	872
Operating margin	47%	30%	40%	17%	*
Nine months ended December 30, 2011:
Net revenue	$1,581	$1,459	$1,821	$188	$—	$5,049
Percentage of total net revenue	31%	29%	36%	4%	0%	100%
Operating income (loss)	763	330	775	29	(1,010)	887
Operating margin	48%	23%	43%	15%	*

*	Percentage not meaningful

Note 11. Stock-based Compensation

The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
		(In millions, except per share data)
Cost of revenue	$4	$4	$12	$12
Sales and marketing	18	20	51	52
Research and development	13	13	37	36
General and administrative	7	9	25	23

Total stock-based compensation expense	42	46	125	123
Tax benefit associated with stock-based compensation expense	(12)	(13)	(36)	(35)

Net stock-based compensation expense	$30	$33	$89	$88

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders—basic	$0.04	$0.04	$0.13	$0.12
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders—diluted	$0.04	$0.04	$0.13	$0.12

The following table summarizes additional information pertaining to our stock-based compensation:

	Nine Months Ended
	December 28, 2012	December 30, 2011
	($ in millions, except per grant
Restricted stock
Weighted-average fair value per grant	$15.41	$18.17
Fair value of awards granted	169	188
Total fair value of awards vested	47	84
Total unrecognized compensation expense	248	240
Weighted-average remaining vesting period	3 years	3 years
Performance-based restricted stock
Weighted-average fair value per grant	$16.15	$23.58
Fair value of awards granted	29	11
Total fair value of awards vested	4	—
Total unrecognized compensation expense	18	8
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$4.07	$5.23
Total intrinsic value of stock options exercised	20	34
Total unrecognized compensation expense	17	37
Weighted-average remaining vesting period	2 years	3 years

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

Performance-based restricted stock units and performance-contingent stock units

During the first quarter of fiscal 2013 and 2012, we granted performance-based restricted stock units (“PRUs”) to certain senior level employees under our 2004 Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of annual target earnings per share for the applicable fiscal year and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the Company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition.

On July 24, 2012, Enrique Salem, our former President and Chief Executive Officer (“CEO”), resigned from the Company. Our Board of Directors appointed Stephen M. Bennett as our new President and CEO in addition to his role as our Chairman of the Board of Directors, effective July 25, 2012. During the second quarter of fiscal 2013, we granted 115,000 PRUs to our new CEO. These PRUs are subject to vesting based on the same terms and conditions as the aforementioned fiscal 2013 PRU grants, except that the target number of shares our CEO will be eligible to receive at the end of the three-year performance period will be not less than 80,000 shares. The compensation expense for these PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition. Additionally, we granted 450,000 performance-contingent stock units (“PCSUs”) to our new CEO based on the achievement of specified performance metrics. The PCSUs are also subject to an underlying continued service vesting condition. Each performance metric is based on the average twenty day trailing closing price of Symantec’s common stock (the “Average Closing Price”) over a three-year period beginning with the second quarter of fiscal 2013. During this three-year period, 150,000 shares from this grant will vest during the fiscal quarter (if any) when the Average Closing Price first exceeds $18.00, $20.00 and $22.00, respectively. The lowest Price Threshold of $18.00 was achieved during the quarter ended September 28, 2012 and, as a result, 150,000 PCSUs were vested and released to Mr. Bennett on October 22, 2012. If the higher price thresholds are not achieved during the three-year period, the remaining PCSUs will be forfeited. The compensation expense is amortized using the graded vesting attribution method over the derived service periods. The fair value and derived service period for each of these three tranches are calculated using a Monte Carlo simulation option pricing model.

Note 12. Income Taxes

The effective tax rate was approximately 25% and 27% for the three and nine months ended December 28, 2012, and 12% and 21% for the three and nine months ended December 30, 2011, respectively.

For the three and nine months ended December 28, 2012, the tax expense was reduced by $7 million and $18 million, respectively, in tax benefits resulting from tax settlements, lapses of statutes of limitations and adjustments to prior year items. These tax benefits were offset by a $9 million tax expense from an increase in valuation allowance on state research tax credits for the nine months ended December 28, 2012. For the three and nine months ended December 30, 2011, we recognized a $52 million tax benefit arising from the VERITAS 2002 through 2005 IRS Appeals matters, as discussed below, partially offset by a $4 million tax expense resulting from a change in valuation allowance for certain deferred tax assets. We further recognized $2 million of tax expense and an additional $14 million tax benefit in the three and nine months ended December 30, 2011, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, and adjustments to prior year items.

The provision for the nine months ended December 28, 2012 and December 30, 2011 otherwise reflects a forecasted tax rate of 29% (this excludes the tax benefit from our joint venture with Huawei Technologies Co., Limited, which was sold in the fourth quarter of fiscal 2012). The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2011), partially offset by state income taxes.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years until December 31, 2013 for amounts paid or incurred after December 31, 2011. In the fourth quarter of fiscal 2013, we expect to recognize a benefit of approximately $10 million for qualifying amounts incurred in fiscal 2013 and in the fourth quarter of fiscal 2012.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the VERITAS 2002 through 2005 tax years assessing additional taxes due. We contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three and nine months ended December 30, 2011, we remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. We executed the final closing agreement for the VERITAS 2002 through 2005 tax years on December 26, 2012. Accordingly, we recorded a further tax benefit of $3 million during the three and nine months ended December 28, 2012 based on the closing agreement.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $135 million and $250 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of December 28, 2012, we have $184 million on deposit with the IRS pertaining to U.S. tax matters in the VERITAS 2002 through 2005 audit cycle as well as the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expiration of the statute of limitations in various taxing jurisdictions.

Note 13. Earnings Per Share

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
		(In millions, except per share data)
Net income	$212	$240	$577	$613
Net income per share—basic	$0.31	$0.33	$0.82	$0.82
Net income per share—diluted	$0.30	$0.32	$0.81	$0.82
Weighted-average outstanding common shares—basic	693	734	704	745
Dilutive potential shares issuable from assumed exercise of stock options	2	2	2	3
Dilutive potential shares related to stock award plans	7	4	4	4

Weighted-average shares outstanding—diluted	702	740	710	752

Anti-dilutive weighted-average stock options (1)	16	34	19	30
Anti-dilutive weighted-average restricted stock (1)	—	1	—	—

(1)

For the periods presented, the effects of the Convertible Senior Notes, and the warrants issued and the option purchased in connection with the Convertible Senior Notes, were excluded because they have no impact on diluted earnings per share until certain average stock prices are attained.

Note 14. Noncontrolling Interest

As of March 30, 2012, we owned 54% of VeriSign Japan K.K. (“VeriSign Japan”), obtained through our acquisition of VeriSign, Inc.’s authentication and identity business during the second quarter of fiscal 2011. In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, increasing our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million, which will be paid in the fourth quarter of fiscal 2013.

VeriSign Japan is a wholly-owned subsidiary as of December 28, 2012. The effect of the change in our ownership interest in VeriSign Japan on our equity is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
		(In millions)
Net income attributable to Symantec Corporation stockholders	$212	$240	$577	$613
Transfers to noncontrolling interest:
Decrease in Symantec Corporation stockholders’ paid-in capital for purchase of 37,368 and 204,189 VeriSign Japan common shares and stock rights for the three and nine months ended December 28, 2012, respectively	(5)	—	(35)	—

Net transfers to noncontrolling interest	(5)	—	(35)	—

Change from net income attributable to Symantec Corporation stockholders and transfers to noncontrolling interest	$207	$240	$542	$613

Note 15. Subsequent Events

On January 23, 2013, we announced a capital allocation program that includes plans to initiate a quarterly cash dividend policy with the first payment expected to occur in the first quarter of fiscal 2014. We expect the initial dividend rate to yield 2.5% based on Symantec’s closing stock price of $20.86 on January 22, 2013. Future declarations of dividends and payment dates will be subject to the Board of Directors’ determination. As of the date of this filing, the Board of Directors has not declared a dividend in connection with the adoption of this policy.

Also on January 23, 2013, we announced that our Board of Directors authorized a new $1.0 billion stock repurchase program commencing in the Company’s fiscal year 2014, which begins on March 30, 2013. This program does not have an expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and factors that may affect future results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 30, 2012 and in our Current Report on Form 8-K filed on June 11, 2012. We encourage you to read that section carefully.

Fiscal calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended December 28, 2012 and December 30, 2011 both consisted of 13 weeks. The nine months ended December 28, 2012 and December 30, 2011 both consisted of 26 weeks.

OVERVIEW

Our business

Symantec is a global provider of security, storage, and systems management solutions that help organizations and consumers secure and manage their information-driven world. Our software and services protect against advanced threats enabling confidence wherever information is used or stored.

On July 24, 2012, Enrique Salem, our former President and Chief Executive Officer (“CEO”), resigned from the Company. Our Board of Directors (the “Board”) appointed Stephen M. Bennett as our new President and CEO in addition to his role as our Chairman of the Board, effective July 25, 2012. On January 21, 2013, the Board appointed Daniel H. Schulman, a current independent member of the Board, as our non-executive Chairman of the Board. Mr. Schulman replaces Mr. Bennett, who remains our President, CEO and member of the Board.

New strategy announcement

On January 23, 2013, we announced our new strategy, with a particular focus on future offerings and improving our operations and organizational structure. The new strategy has financial as well as other implications for us.

Future Offerings

Symantec’s goal is to continue to improve its existing products and services, and at the same time develop new, innovative products and services that solve important unmet or underserved needs.

These future offerings are intended to align with meeting three key customer needs: Making it simple to be productive and protected at home and work; keeping businesses safe and compliant; and keeping business information and applications up and running. As such, Symantec is focusing on and considering the development of offerings in the following core areas: Mobile Workforce Productivity, Norton Protection, Norton Cloud, Information Security Services, Identity/Content-Aware Security Gateway, Data Center Security, Business Continuity Platform, Integrated Backup, Cloud-Based Information Management, and Object Storage Platform.

We will increase our investment in research and development and home-grown innovation to better meet next generation needs. Symantec will also establish strategic partnerships where it can integrate what it does with others to add even more value for customers.

Operations and Organization

Our sales process will continue to rely on the channel to address smaller to mid-sized enterprises, which will free up Symantec’s sales force to focus on the largest opportunities to generate new business. Symantec will also broaden the scope of its dedicated renewals team and enhance the marketing organization with more strategic resources and capability to accelerate organic revenue growth.

In order to make the company more flexible and able to adapt quicker to the needs of customers, more emphasis will be placed on giving front-line employees greater empowerment, input and discretion in addressing customer’s needs on a day to day basis. As such, there will be fewer executive and middle management positions, resulting in a reduction of the workforce. This process of right-sizing is expected to be largely completed by the end of June 2013.

Financial Implications of New Strategy

The coming year will include significant transitions as we begin to improve our growth capabilities, develop our dedicated renewals team, refocus our direct field sales representatives on new business, eliminate duplicative organization and operating structures and right size the company. Our income and cash flow from operations may be impacted by severance charges and capital expenditures as we invest in our people, processes and technology to execute on our organic growth strategy in the coming year.

Our operating segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. Our reportable segments are the same as our operating segments. As a result of the new strategy, we will analyze our operations and organization structure and modify our segment reporting structure as necessary.

Financial results and trends

Revenue increased by $76 million and $109 million for the three and nine months ended December 28, 2012, respectively, as compared to the same periods last year. Fluctuations in the U.S. dollar compared to foreign currencies adversely impacted our revenue by $16 million and $127 million for the three and nine months ended December 28, 2012, respectively, as compared to the same periods last year.

Cost of revenue increased by $28 million and $72 million for the three and nine months ended December 28, 2012, respectively, as compared to the same periods last year. Operating expenses increased by $50 million and $52 million for the three and nine months ended December 28, 2012, as compared to the same periods last year. We experienced favorable foreign currency effects of approximately $14 million and $82 million on our operating expenses for the three and nine months ended December 28, 2012, respectively, as compared to the same periods last year.

Critical accounting estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended December 28, 2012 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2012.

Recently issued authoritative guidance

Information with respect to recently issued authoritative guidance is in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total net revenue

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Content, subscription, and maintenance revenue	$1,521	$1,462	$59	4%	$4,494	$4,353	$141	3%
Percentage of total net revenue	85%	85%			87%	86%
License revenue	$270	$253	$17	7%	$664	$696	$(32)	(5)%
Percentage of total net revenue	15%	15%			13%	14%

Total net revenue	$1,791	$1,715	$76	4%	$5,158	$5,049	$109	2%

Content, subscription, and maintenance revenue increased for the three and nine months ended December 28, 2012, as compared to the same periods last year, primarily due to increases in revenue from our Storage and Server Management segment of $31 million and $68 million, respectively, and our Security and Compliance segment of $19 million and $73 million, respectively.

License revenue includes revenue from software licenses, appliances, and certain revenue-sharing arrangements. License revenue increased for the three months ended December 28, 2012, as compared to the same period last year, primarily due to an increase in revenue from our Storage and Server Management segment of $17 million. License revenue decreased for the nine months ended December 28, 2012, as compared to the same period last year, primarily due to a decline in revenue from our Storage and Server Management segment of $44 million, partially offset by an increase in revenue from our Security and Compliance segment of $7 million.

Net revenue and operating income by segment

Consumer segment

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
				($ in millions)
Consumer revenue	$530	$525	$5	1%	$1,579	$1,581	$(2)	0%
Percentage of total net revenue	30%	31%			31%	31%
Consumer operating income	$227	$251	$(24)	(10)%	$748	$763	$(15)	(2)%
Percentage of Consumer revenue	43%	48%			47%	48%

Consumer revenue remained consistent for the three and nine months ended December 28, 2012 as compared to the same periods last year. Of the total consumer revenue recognized in the three and nine months ended December 28, 2012, 89% and 88%, respectively, was generated from our electronic channel sales, which were derived from online sales (including new subscriptions, renewals and upgrades).

Consumer operating income decreased for the three months ended December 28, 2012, as compared to the same period last year, primarily due to increased salaries and wages of $10 million, which was attributable to higher headcount, higher cost of revenue of $8 million, which was attributable to higher OEM royalty fees, and increased advertising expense of $7 million for search engine advertising. For the nine months ended December 28, 2012, as compared to the same period last year, Consumer operating income decreased primarily due to higher salaries and wages of $24 million, which was attributable to higher headcount, higher cost of revenue of $17 million, which was attributable to higher OEM royalty fees, and increased outside service fees of $6 million, partially offset by lower advertising promotion expense of $36 million, which was primarily from lower OEM placement fees.

Security and Compliance segment

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
				($ in millions)
Security and Compliance revenue	$527	$510	$17	3%	$1,540	$1,459	$81	6%
Percentage of total net revenue	29%	30%			30%	29%
Security and Compliance operating income	$174	$138	$36	26%	$463	$330	$133	40%
Percentage of Security and Compliance revenue	33%	27%			30%	23%

Security and Compliance revenue increased for the three and nine months ended December 28, 2012, as compared to the same periods last year, primarily due to increases in our trust services offerings of $11 million and $51 million, respectively, and our managed security services of $7 million and $18 million, respectively. Additionally, for the nine months ended December 28, 2012, our data loss prevention products increased by $8 million, as compared to the same period last year. The revenue from our trust services offerings for the three and nine months ended December 30, 2011 was lower than would have otherwise been the case due to purchase accounting fair value adjustments to deferred revenue.

Security and Compliance operating income increased for the three and nine months ended December 28, 2012, as compared to the same periods last year, primarily due to increased revenue and lower overall operating expenses of $22 million and $72 million, respectively. The decreased operating expenses were mainly due to lower salaries and wages.

Storage and Server Management segment

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
				($ in millions)
Storage and Server Management revenue	$666	$618	$48	8%	$1,845	$1,821	$24	1%
Percentage of total net revenue	37%	36%			36%	36%
Storage and Server Management operating income	$263	$241	$22	9%	$734	$775	$(41)	(5)%
Percentage of Storage and Server Management revenue	39%	39%			40%	43%

Storage and Server Management revenue increased for the three months ended December 28, 2012, as compared to the same period last year, due to the overall growth within our information management portfolio of $48 million. For the nine months ended December 28, 2012, as compared to the prior period, the increase in Storage and Server Management revenue was attributable to overall growth within our information management portfolio of $52 million, partially offset by a $27 million decrease in our storage management portfolio. The growth within the comparative periods of our information management portfolio was mainly driven by our NetBackup offerings, which increased by $52 million and $81 million, respectively, and our Enterprise Vault products, which increased by $14 million and $31 million, respectively, partially offset by declines in our Backup Exec offerings of $21 million and $68 million, respectively, as compared to the same periods last year.

Storage and Server Management operating income increased for the three months ended December 28, 2012, as compared to the same period last year, due to higher revenue, partially offset by higher cost of revenue of $18 million, which was attributable to growth in the appliances business coupled with increased services costs. For the nine months ended December 28, 2012, as compared to the same period last year, operating income decreased primarily from higher cost of revenue of $45 million and higher salaries and wages of $21 million. The increased cost of revenue was due to growth in the appliances business coupled with higher services costs. The increased salaries and wages expense was due to increased headcount, which was mainly attributable to our LiveOffice LLC acquisition.

Services segment

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Services revenue	$68	$62	$6	10%	$194	$188	$6	3%
Percentage of total net revenue	4%	3%			3%	4%
Services operating income	$12	$11	$1	9%	$33	$29	$4	14%
Percentage of Services revenue	18%	18%			17%	15%

Services revenue increased from our business critical services offerings for the three and nine months ended December 28, 2012, respectively, as compared to the same periods last year. Services operating income remained consistent for the three and nine months ended December 28, 2012, as compared to the same periods last year.

Other segment

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Other revenue	$—	$—	$—	*	$—	$—	$—	*
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(378)	$(341)	$(37)	(11)%	$(1,106)	$(1,010)	$(96)	(10)%
Percentage of Other revenue	*	*			*	*

*	Percentage not meaningful

Our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes certain general and administrative expenses, amortization of intangible and other assets, charges such as stock-based compensation, restructuring and transition expenses, and certain indirect costs that are not charged to the other operating segments.

Net revenue by geographic region

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
				($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$311	$302	$9	3%	$920	$904	$16	2%
Security and Compliance Segment	279	275	4	1%	819	774	45	6%
Storage and Server Management Segment	331	321	10	3%	946	940	6	1%
Services Segment	35	34	1	3%	102	104	(2)	(2)%

Total Americas	$956	$932	$24	3%	$2,787	$2,722	$65	2%
Percentage of total net revenue	53%	55%			54%	54%
EMEA (Europe, Middle East, Africa)
Consumer Segment	$131	$133	$(2)	(2)%	$388	$415	$(27)	(7)%
Security and Compliance Segment	134	131	3	2%	389	393	(4)	(1)%
Storage and Server Management Segment	215	188	27	14%	549	544	5	1%
Services Segment	18	16	2	13%	49	49	—	0%

Total EMEA	$498	$468	$30	6%	$1,375	$1,401	$(26)	(2)%
Percentage of total net revenue	28%	27%			27%	28%
Asia Pacific/Japan
Consumer Segment	$88	$90	$(2)	(2)%	$271	$262	$9	3%
Security and Compliance Segment	114	104	10	10%	332	292	40	14%
Storage and Server Management Segment	120	109	11	10%	350	337	13	4%
Services Segment	15	12	3	25%	43	35	8	23%

Total Asia Pacific/Japan	$337	$315	$22	7%	$996	$926	$70	8%
Percentage of total net revenue	19%	18%			19%	18%
Total net revenue	$1,791	$1,715	$76	4%	$5,158	$5,049	$109	2%

Fluctuations in the U.S. dollar compared to foreign currencies adversely impacted our international revenue by $16 million and $127 million for the three and nine months ended December 28, 2012, respectively, as compared to the same periods last year. Our international sales are and will continue to be a significant portion of our revenue. As such, revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales continue to become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Cost of content, subscription, and maintenance	$256	$233	$23	10%	$752	$695	$57	8%
As a percentage of related revenue	17%	16%			17%	16%
Cost of license	$27	$16	$11	69%	$62	$33	$29	88%
As a percentage of related revenue	10%	6%			9%	5%
Amortization of intangible assets	$16	$22	$(6)	(27)%	$53	$67	$(14)	(21)%
As a percentage of total net revenue	1%	1%			1%	1%

Cost of revenue	$299	$271	$28	10%	$867	$795	$72	9%

Gross margin	83%	84%			83%	84%

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three and nine months ended December 28, 2012, as compared to the same periods of last year, primarily due to higher technical support, services, and OEM royalty costs. The increased costs were due to growth in our business and higher payments to major OEM partners as part of revenue-sharing arrangements.

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliances manufacturing costs, and other direct material costs. Cost of license increased for the three and nine months ended December 28, 2012, as compared to the same periods of last year, primarily due to the higher direct costs associated with the appliances business.

Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization of intangible assets decreased for the three and nine months ended December 28, 2012, as compared to the same periods of last year, due to certain developed technologies becoming fully amortized, partially offset by the incremental amortization associated with our fiscal 2012 acquisitions.

Operating expenses

Our operating expenses were largely in line as a percentage of total net revenue for the three and nine months ended December 28, 2012, as compared to the same periods of last year.

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
Sales and marketing expense	$730	$711	$19	3%	$2,038	$2,073	$(35)	(2)%
Percentage of total net revenue	41%	41%			40%	41%
Research and development expense	$249	$242	$7	3%	$745	$728	$17	2%
Percentage of total net revenue	14%	14%			14%	14%
General and administrative expense	$117	$113	$4	4%	$336	$324	$12	4%
Percentage of total net revenue	7%	7%			7%	6%
Amortization of intangible assets	$71	$73	$(2)	(3)%	$215	$217	$(2)	(1)%
Percentage of total net revenue	4%	4%			4%	4%
Restructuring and transition	$27	$5	$22	*	$85	$25	$60	*
Percentage of total net revenue	2%	0%			2%	0%

*	Percentage not meaningful

Sales and marketing expense increased for the three months ended December 28, 2012, as compared to the same period of last year, primarily due to higher salaries and wages of $8 million, which was attributable to higher headcount to support the growth of our business and higher search engine advertising expense of $8 million. For the nine months ended December 28, 2012, as compared to the same period last year, the decrease was primarily due to lower promotional expenses of $49 million, which was attributable to lower OEM placement fees, partially offset by higher salaries and wages of $26 million.

Research and development expense increased for the three and nine months ended December 28, 2012, as compared to the same periods last year, from higher salaries and wages expenses of $6 million and $18 million, respectively. The higher salaries and wages are attributed to increased headcount to support our continued investment in product development.

General and administrative expense remained relatively consistent for the three and nine months ended December 28, 2012, as compared to the same periods of last year.

Intangible assets are comprised of customer relationships and tradenames. Amortization of intangible assets was slightly lower for the three and nine months ended December 28, 2012, as compared to the same periods of last year.

For the three and nine months ended December 28, 2012, we recognized transition and other related costs of $28 million and $84 million, respectively. Transition and other related costs include severance costs of $6 million and $46 million and consulting costs of $22 million and $38 million for those respective periods. These consulting costs are associated with the planning and design phases of implementing a new enterprise resource planning system. For the three and nine months ended December 30, 2011, we recognized transition and other related costs of $5 million and $18 million, respectively. Also, for the nine months ended December 30, 2011, we recognized facilities costs of $5 million and severance costs of $2 million. For further information on restructuring and transition costs, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Non-operating income (expense), net

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
				($ in millions)
Interest income	$4	$2			$9	$10
Interest expense	(38)	(27)			(102)	(87)
Other income (expense), net	20	(2)			15	(4)
Loss from joint venture	—	—			—	(27)

Total	$(14)	$(27)	$13	48%	$(78)	$(108)	$30	28%

Percentage of total net revenue	(1)%	(2)%			(2)%	(2)%

Net non-operating expense decreased for the three and nine months ended December 28, 2012, as compared to the same periods of last year, primarily due to a tax incentive received from the China tax bureau in the form of value-added tax refunds of $27 million, which were included in Other income (expense), net. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, which resulted in additional quarterly interest expense of $8 million starting in the second quarter of fiscal 2013.

During prior year periods, we recorded our proportionate share of our joint venture’s net loss one quarter in arrears. In the fourth quarter of fiscal 2012, we sold our ownership interest in the joint venture to Huawei Technologies Co., Limited.

Provision for income taxes

	Three Months Ended				Nine Months Ended
	December 28,	December 30,	Change in		December 28,	December 30,	Change in
	2012	2011	$	%	2012	2011	$	%
	($ in millions)
Provision for income taxes	$72	$32	$40	125%	$217	$166	$51	31%
Effective tax rate on earnings	25%	12%			27%	21%

The effective tax rate was approximately 25% and 27% for the three and nine months ended December 28, 2012, and 12% and 21% for the three and nine months ended December 30, 2011, respectively. For further information on our effective tax rate, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the VERITAS 2002 through 2005 tax years assessing additional taxes due. We contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the three and nine months ended December 30, 2011, we remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. We executed the final closing agreement for the VERITAS 2002 through 2005 tax years on December 26, 2012. Accordingly, we recorded a further tax benefit of $3 million during the three and nine months ended December 28, 2012 based on the closing agreement.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $135 million and $250 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of December 28, 2012, we have $184 million on deposit with the IRS pertaining to U.S. tax matters in the VERITAS 2002 through 2005 audit cycle as well as the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expiration of the statute of limitations in various taxing jurisdictions.

Noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, Inc., including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million, which will be paid in the fourth quarter of fiscal 2013. As of December 28, 2012, VeriSign Japan is a wholly-owned subsidiary. See Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of December 28, 2012, we had cash and cash equivalents of $4.2 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of $5.2 billion.

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

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of December 28, 2012, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as any cash dividends to be paid under the capital allocation program announced in January 2013 and repurchases of our stock, for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our convertible notes prior to their maturity. In January 2013, the Company announced a capital allocation program, which includes plans to initiate a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses. As of December 28, 2012, $2.4 billion in cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.

Acquisitions: During the nine months ended December 28, 2012, we acquired a privately-held provider of mobile application management for an aggregate payment of $28 million, net of cash acquired. During the nine months ended December 30, 2011, we acquired Clearwell Systems Inc. for an aggregate payment of $364 million, net of cash acquired.

Convertible Senior Notes: During the nine months ended December 30, 2011, the remaining balance of our 0.75% convertible senior notes matured and we settled with the holders with a cash payment of $600 million. We intend to use $1.0 billion of our cash and cash equivalents to repay our 1.00% Convertible Senior Notes that mature in June 2013. Accordingly, we may use a substantial portion of our cash and cash equivalents held in the U.S. to repay these notes upon maturity.

Stock Repurchases: During the nine months ended December 28, 2012, we repurchased 42 million shares, or $701 million, of our common stock. During the nine months ended December 30, 2011, we repurchased 39 million shares, or $693 million, of our common stock. On January 23, 2013, we announced that our Board of Directors authorized a new $1.0 billion stock repurchase program commencing in the Company’s fiscal year 2014, in addition to the remaining $283 million in the current board authorized stock repurchase plan.

Noncontrolling Interest: In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million, which will be paid in the fourth quarter of fiscal 2013. As of December 28, 2012, VeriSign Japan is a wholly-owned subsidiary.

Dividend Program: On January 23, 2013, we announced a dividend program under which we intend to pay a quarterly cash dividend beginning in the first quarter of fiscal 2014. We expect the initial dividend rate to yield 2.5% based on Symantec’s closing stock price of $20.86 on January 22, 2013. The dividend policy, future declarations of dividends, and payment dates will be subject to the Board of Directors’ continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future. As of the date of this filing, the Board of Directors has not declared a dividend in connection with the adoption of this policy.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 28, 2012	December 30, 2011
	(In millions)
Net cash provided by (used in):
Operating activities	$981	$1,214
Investing activities	(224)	(611)
Financing activities	284	(1,216)

Operating Activities

Net cash provided by operating activities was $981 million for the nine months ended December 28, 2012, which resulted from net income of $577 million adjusted for non-cash items, which largely included depreciation and amortization charges of $525 million and stock-based compensation expense of $125 million. These amounts were partially offset by decreases in deferred revenue of $150 million and increases in trade receivables of $144 million.

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

Investing Activities

Net cash used in investing activities was $224 million for the nine months ended December 28, 2012 and was primarily due to capital expenditures of $245 million and payments for an acquisition, net of cash acquired, of $28 million, offset by the proceeds from the sale of held-to-maturity securities of $46 million.

Net cash used in investing activities was $611 million for the nine months ended December 30, 2011, which was due to payments for acquisitions, net of cash acquired, of $364 million, $199 million paid for capital expenditures, and $47 million for our short-term investments.

Financing Activities

Net cash provided by financing activities was $284 million for the nine months ended December 28, 2012 and was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, net of discount, of $996 million, offset by the repurchases of our common stock of $701 million.

Net cash used in financing activities was $1.2 billion for the nine months ended December 30, 2011, which was due to repurchases of our common stock of $693 million and the extinguishment of our outstanding 0.75% Notes of $600 million.

Contractual Obligations

There have been no significant changes during the nine months ended December 28, 2012 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, except for the amount of purchase obligations and the addition of the Senior Notes and related interest. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due By Periods
	Total	Remainder of Fiscal 2013	Fiscal 2014 and Fiscal 2015	Fiscal 2016 and Fiscal 2017	Fiscal 2018 and Thereafter
			(In millions)
Senior Notes (1)	$2,100	$—	$—	$350	$1,750
Interest payments on Senior Notes (1)	491	18	148	131	194
Purchase obligations (2)	555	368	165	21	1

(1)

In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% interest-bearing senior notes due December 15, 2015 and $750 million in principal amount of 4.20% interest-bearing senior notes due December 15, 2020. In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022. Interest payments were calculated based on terms of the related senior notes. For further information on the senior notes issued in the first quarter of fiscal 2013, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the nine months ended December 28, 2012 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2012, except the interest rate risk related to the addition of the Senior Notes.

Interest rate risk

As of December 28, 2012, we had $2.1 billion in principal amount of fixed-rate Senior Notes outstanding, with a carrying amount of $2.1 billion and a fair value of $2.17 billion, which fair value is based on Level 2 inputs of market prices for similar debt instruments and resulting yields. On December 28, 2012, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease of approximately $56 million and an increase of approximately $58 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended December 28, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares May Yet Be Purchased Under Plans or Programs
	(In millions, except per share data)
September 29, 2012 to October 26, 2012	7	$17.82	7	$362
October 27, 2012 to November 23, 2012	4	$18.13	4	$283
November 24, 2012 to December 28,2012	—	$—	—	$283

Total	11	$17.94	11

For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	Employment Offer Letter, dated December 19, 2012, between Symantec Corporation and Stephen Gillett	8-K	000-17781	10.01	12/19/12

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION (Registrant)

By:	/s/ Stephen M. Bennett
Stephen M. Bennett President and Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer Executive Vice President and Chief Financial Officer

Date: January 29, 2013

SYMANTEC CORPORATION

Q3 FY13 Form 10-Q

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
10 .01*	Employment Offer Letter, dated December 19, 2012, between Symantec Corporation and Stephen Gillett	8-K	000-17781	10.01	12/19/12
31 .01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31 .02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32 .01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32 .02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.