Form 10-K
period 2013-03-29
SYMANTEC CORP
filed 2013-05-17
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 28, 2012 as reported on the NASDAQ Global Select Market: $12,564,807,729.

Number of shares outstanding of the registrant’s common stock as of April 26, 2013: 696,634,962

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 29, 2013

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo, Norton, and VERITAS are trademarks or registered trademarks of Symantec in the United States (“U.S.”) and other countries. Other names may be trademarks of their respective owners.

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

Overview

Symantec is a global leader in security, backup and availability solutions. Our innovative products and services protect people and information in any digital environment – from the smallest mobile device, to the enterprise data center, to cloud-based systems. Our software and services protect against advanced threats independent of the device and environment in which information is used or stored.

Founded in 1982, Symantec has operations in more than 50 countries and our principal executive offices are located at 350 Ellis Street, Mountain View, California, 94043. Our telephone number at that location is (650) 527-8000. Our Internet home page is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Strategy

The Company is in the midst of a transformation. New types of solutions and new market opportunities are emerging as customers look to us to innovate across a digital landscape that has expanded enormously for both consumers and businesses. As we think about our markets today, it is very clear that the industry needs a new model for protection. We are transitioning from being device-centric, which meant protecting endpoints and the data center, to having the broader focus of protecting and managing digital information. Individuals, businesses, and other organizations use new ways to access their digital information, creating new opportunities for us to develop products and services which address mobile devices, web services, web platforms, and the emerging software defined data center and network. Our strategy is to establish leadership in this evolving information-centric world by identifying and delivering security and information management solutions that solve large unmet or underserved customer needs, while building competitive advantage and creating sustainable financial performance.

To successfully implement our strategy we are focusing on three areas: developing innovative products and services, changing our Go-To-Market (“GTM”) strategy, and simplifying our organizational structure.

Developing Innovative Products and Services

With data exploding at exponential rates and the sophistication of attacks evolving rapidly, it is increasingly important to secure and manage valuable data. We see significant opportunity in security and information management, where we have market leading technologies. We are focused on providing comprehensive solutions for mobile and traditional endpoints, the cloud and increasingly virtualized datacenters. We expect to further expand our offerings by partnering with network vendors to offer solutions in the network space.

With a portfolio of leading products, we intend to focus our development efforts on making our point solutions better while developing new integrated solutions that are aimed at solving important customer problems. The three areas of focus include:

•	User Productivity and Protection: Our goal is to make it simple for customers to be productive and protected at home and at work.

•	Information Security: Our goal is to keep businesses safe and compliant regardless of the size, location, or complexity of their infrastructure.

•	Information Management: Our goal is to manage business applications and information availability at any given time.

Changing Our Go-To-Market Strategy

A significant portion of our revenue from enterprise products is derived from sales to end users by our direct sales force. We believe that sales of our innovative and differentiated products are enhanced by knowledgeable salespeople who can convey the strong value of our technology; as such we are reorganizing our direct sales force into functional areas of security and information management. The focus of these specialized teams will be to generate new sales opportunities. We expect that by dividing our direct sales force into specialized teams we will improve the efficiency and effectiveness of our sales process.

Concurrently, we are creating a dedicated renewals team that will be focused on extending the customer relationship and renewing contracts. We are also streamlining our indirect sales channels to effectively reach customers. We intend to have fewer, more focused partners. Additionally, we intend to reorient our partner programs to enhance reseller sales. We believe these changes will ensure that we provide our end customers with a high-quality sales and post-sales support experiences while expanding our business.

Simplifying the Organization

Aligning our organization by functional areas, rather than by market segments, will create an opportunity to reduce complexity, remove redundancies, increase the speed of decision making and improve accountability and execution. By the fall of 2013, we expect to reduce the number of management layers from our existing structure. We also intend to increase the average span of control for managers.

Capital Allocation Strategy

Our enhanced capital allocation strategy is expected to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy will emphasize organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Our capital allocation program includes the initiation of a quarterly cash dividend, targeting a yield of approximately 2.5% based on our closing stock price on May 1, 2013. On May 2, 2013, our board of directors approved a quarterly dividend of $0.15 per share of common stock, the first dividend in Symantec’s history, to be paid on June 27, 2013 to all stockholders of record as of the close of business on June 19, 2013. Any future dividends will be subject to the approval of our board of directors.

Our board of directors also approved a new $1.0 billion stock repurchase program. This program does not have an expiration date. Including our previously approved stock repurchase program, $1.2 billion remained authorized for future repurchases as of March 29, 2013.

The initiation of quarterly dividends coupled with the increased stock repurchase program underscores our commitment to consistently return capital to stockholders, and shows confidence in our long-term business outlook and our ability to generate a significant amount of cash on a consistent basis.

Business Developments and Highlights

During fiscal 2013, we took the following actions in support of our business strategy:

•

Our board of directors appointed a new President and Chief Executive Officer (“CEO”) to improve performance and increase long-term value for our stockholders. We also created an Office of the CEO comprised of our CEO, Chief Financial Officer, President Products & Services and Chief Operating Officer, to help make collaborative operational and functional decisions. We developed a plan to reorganize our company around functional areas rather than business units.

•

We released new solutions and entered into key partnerships in the enterprise business. We announced updates to our backup appliances to include our latest backup software that delivers backup, recovery, and deduplication software providing faster backup speeds, snapshot management, and simplified search and recovery functionality. NetBackup is one of the first third-party backup solutions fully certified by SAP to support High Performance Analytic Appliance or HANA. Our innovative backup capabilities are helping customers protect new Big Data solutions that drive deeper business intelligence and help make rapid, data-driven decisions. In this information-driven world, customers see cloud computing as a new option for flexible, cost-effective computing. Our partnership with Microsoft leverages cloud computing as a Disaster Recovery (DR) target to address business continuity needs for organizations that cannot afford their own secondary site. Our partnership with Violin Memory, a provider of scalable flash memory arrays, enables us to integrate our storage and data management solutions to improve the performance, energy, efficiency and reliability of solid-state disk and flash-based storage.

•

We released the security industry’s first membership offering for consumers. Norton One allows consumers to purchase and manage security for multiple devices and platforms from a single cloud-based console with the help of dedicated support advisors. We shipped comprehensive protection across multiple devices and platforms such as Android, Windows, and Mac.

•

We completed the purchase of the remaining outstanding shares of common stock and stock rights of publicly traded VeriSign Japan K.K. to better leverage our brand, sales and marketing resources, deliver products faster to customers, and better enable rapid responses to changes in the competitive landscape.

•	We repurchased 49 million shares of our common stock for an aggregate amount of $826 million.

Operating Segments and Products

Our current operating segments are strategic business units that offer different products and services, distinguished by customer needs. The five operating segments in fiscal 2013 were: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. We expect to modify our segment reporting structure starting in the first quarter of fiscal 2014 to align with our three new areas of focus.

Consumer

Our consumer products help customers deal with increasingly complex threats, the proliferation of mobile devices, the need for identity protection, and the rapid increase in digital data, such as personal financial records, photos, music, and videos. For individuals and home businesses, we offer premium, full-featured security suites and personalized membership offerings for multiple platforms and devices, including PCs, Macs, Android-based and iOS devices, as well as related services such as online backup, family safety, PC tune-up and personal technical support. Our primary consumer products include: Norton 360, Norton 360 Multi-Device, Norton Internet Security, Norton AntiVirus, Norton One, Norton Online Backup, Norton Mobile Security, and Norton Live Services.

We continue to acquire customers through a diversified channel strategy. We retain and leverage our large customer base through auto-renewal subscriptions, seek to up-sell customers from point products to multi-product suites, and cross-sell additional products and services. We also provide a variety of free tools and trial products that offer consumers added value and provide up-sell opportunities.

Security and Compliance

Our Security and Compliance products help organizations protect their information and systems. Our solutions not only provide the strongest protections but also help organizations standardize, automate, and reduce the costs of day-to-day security activities. We offer security solutions that integrate multiple layers of protection and simplify management. Our primary solutions in this segment address the following areas:

Endpoint Security and Management

Our endpoint security and management offerings help customers secure their environment by addressing the changes in the threat landscape, the evolution of the endpoint to include more mobile devices, and the pressure to reduce cost and complexity.

Our solutions encrypt and prevent sensitive information from leaving an organization. We offer two-factor authentication and cloud-based single-sign-on functionality to better protect the identities of an organization’s employees.

Symantec mobile enterprise solutions help organizations embrace the “Bring Your Own Device” trend by allowing users to select devices of their choice while securing corporate data, gaining visibility into and control of all mobile platforms, and enforcing security policies. Our market-leading security solutions allow customers to secure all their endpoints and thwart today’s sophisticated cyber-attacks. Products include: Encryption, Validation and Identity Protection, Managed Public Key Infrastructure (“PKI”), Mobile Management, App Center, Mobile Security for Android, Endpoint Protection for enterprise and small business and Protection Suites.

Symantec systems management capabilities help IT organizations provide faster and more predictable service to their businesses. Our integrated solutions enable organizations to easily support new technology changes, quickly adapt to changing processes and business needs, and provide the necessary insight to make more intelligent, data-driven decisions. Products include: Device and Application Management, and IT Management Suite.

Information Security

Our information security businesses help to keep organizations safe and compliant with industry and government regulations, regardless of the complexity of their infrastructure. Our market-leading solutions allow customers to secure their messaging and web environments, via either on-premise or hosted solutions. Symantec’s data center security products defend critical servers, either physical or virtual.

Symantec authentication services enable organizations to protect assets by ensuring the true identity of devices, systems, or applications connecting to them and using Secure Socket Layer (“SSL”) technology to encrypt data in transit. Products include: Critical System Protection, and Trust Services. Our market-leading Data Loss Prevention solution helps businesses proactively protect their information by taking a content-aware approach. This includes enabling businesses to identify the owners of specific information, locate sensitive data and identify those with access to it. Symantec threat and risk management solutions allow customers to develop and enforce IT policies, automate IT risk management processes, and demonstrate compliance with industry standards and regulations. Organizations are provided the visibility and security intelligence needed to identify when they are under attack so that they can respond rapidly. Information about the latest threat and attack trends from our Global Intelligence Network is continuously delivered to many of our solutions and provides customers with real-time information on credible threats to their critical business assets. Our Managed Security Services extend our security expertise through a combination of remote monitoring, on-call assistance, and management. Products include: Security Incident Manager (SIM), Managed Security Services, and Control Compliance Suite.

Storage and Server Management

Our storage and server management solutions enable organizations to ensure business continuity and manage the information-driven world by leveraging our backup and recovery, archiving, eDiscovery, storage management, and high availability solutions. Our offerings help organizations standardize on a single layer of infrastructure software, work on all major distributed operating systems, and support storage devices, databases, and applications in both physical and virtual environments. Our primary solutions in this segment address the following areas:

Backup & Recovery

Our Backup and Recovery business, which includes software, appliances and cloud based offerings, helps small and medium-sized businesses (“SMB”) and enterprise organizations address the rapid growth of information, data duplication, and virtual environments. With our solutions, customers can backup and deduplicate data closer to information sources to reduce storage consumption. Products include: NetBackup on-premise and appliance, Backup Exec, and Backup Exec.cloud.

Information Intelligence

Our archiving, eDiscovery and intelligent information governance solutions allow organizations to bridge the gap between their business, legal, and IT groups, and to reduce their risks and costs. Products include: Enterprise Vault, Enterprise Vault.cloud, and eDiscovery.

Storage Management

Our Storage Management and High Availability businesses address our customers’ need to maintain high service levels and reduce overall storage costs through improved utilization of existing systems, virtualization, and cloud infrastructure offerings. Our products help customers simplify their datacenters by standardizing storage management across their environment for more efficient and effective use of their existing storage infrastructure. With our solutions, customers can build scalable, high-performance file-based storage systems onsite, or in private or hybrid clouds, utilizing commodity hardware. They also enable enterprises to manage large storage environments and ensure the availability of critical applications across physical and virtual environments. Products include: Storage Foundation, Cluster Server, Operations Manager, ApplicationHA, Data Insight, and VirtualStore.

Services

We deliver consulting, education and dedicated support services. Symantec Services help customers address information security, availability, storage and compliance challenges at the endpoint and in complex, multi-vendor datacenter environments.

Other

Our Other segment includes sunset products and products nearing the end of their life cycle, as well as unallocated costs that are not charged to the other operating segments. This segment is not considered an active business component of the Company.

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

Sales and Go-To-Market Strategy

We plan to make changes to our GTM strategy. Key changes include reorganizing our direct sales force into focus areas of security and information management. The goal of these specialized teams will be to generate new sales opportunities. We expect dividing our direct sales force into specialized teams will improve the efficiency and effectiveness of our sales process. Concurrently, we are creating a dedicated renewals team that will be focused on extending customer relationships and renewing our contracts. We also plan to streamline our indirect sales partners to effectively reach customers. We intend to have fewer, more focused partners with specialized partner programs to enhance sales. We believe these changes will ensure that we provide our end customers with a high-quality sales and post-sales support experience while expanding our business.

Our GTM network includes a direct sales force, broad eCommerce capabilities, and indirect sales resources that support our ecosystem of partners worldwide. We also maintain important relationships with a number of Original Equipment Manufacturers (“OEMs”), Internet Service Providers (“ISPs”), and retail and online stores by which we market and sell our products.

Consumer

We sell our consumer products and services to individuals and home businesses globally. Our products are available to customers through our eCommerce platform, distributors, direct marketers, Internet-based resellers, system builders, ISPs, wireless carriers, and in retail locations worldwide. We have partnerships with OEMs globally to distribute our Internet security suites and our online backup offerings.

Small and Medium-sized Businesses

We sell and market our products and services to SMB customers through indirect sales partners around the world, who are specifically trained and certified to sell our solutions. This group includes value-added resellers, large account resellers, and managed service providers. Our products are also available on our eCommerce platform, as well as through authorized distributors and OEMs which incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products.

Enterprise

We sell and market our products and related services to enterprise customers through our direct sales force of more than 4,700 sales employees, as of March 29, 2013, and through a variety of indirect sales channels, which include value-added resellers, managed service providers, large account resellers, and system integrators. We also sell our products to businesses around the world through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products. Our sales efforts are primarily targeted to senior executives and IT department personnel responsible for managing a company’s IT initiatives.

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

We invest in various retention-focused marketing and customer loyalty programs to help drive renewals and encourage customer advocacy and referrals. We also provide vertical industry-focused marketing programs in targeted industries and countries.

We typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to distributors and end users. Distributors and resellers earn volume incentive rebates primarily based upon the amount of product sales to end users. We also offer rebates to end users who purchase products through various resale channels. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue or deferred revenue.

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

Symantec’s Security Technology and Response organization is a global team of security engineers, threat analysts, and researchers that provides the underlying functionality, content, and support for many of our enterprise, SMB, and consumer security products. Our security experts monitor malicious code reports collected through the Global Intelligence Network to provide insight into emerging attacks, malicious code activity, phishing, spam, and other threats. The team uses this vast intelligence to develop new technologies and approaches, such as Symantec’s reputation-based security technology, to protect customer information.

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $1,012 million, $969 million, and $862 million in fiscal 2013, 2012, and 2011, respectively, representing approximately 15% of revenue in fiscal 2013 and 14% of revenue in fiscal 2012 and 2011. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to R&D.

Support

Symantec has support facilities throughout the world, staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our technical support experts assist customers with issue resolution and threat detection.

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

Customers

In fiscal 2013 and 2012, there were no significant customers that accounted for more than 10% of our total net revenue. In fiscal 2011, one distributor, Ingram Micro, accounted for 10% of our total net revenue. Our distributor arrangements with Ingram Micro consisted of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements was separately negotiated and was independent of any other contract (such as a master distribution agreement), and these agreements were not based on the same form of contract.

Acquisitions

Our strategy will be complemented by business combinations that fit strategically and meet specific profitability hurdles. Our acquisitions are designed to enhance the features and functionality of our existing products and extend our product leadership in core markets. We consider time-to-market, synergies with existing products, and potential market share gains when evaluating the economics of acquisitions of technologies, product lines, or companies. We may acquire or dispose of other technologies, products, and companies in the future.

We did not make any material acquisitions during fiscal 2013. For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements in this annual report.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. The competitive landscape has changed significantly over the past few years, with new competition arising; much of the market growth has come from startups whose focus is on solving a specific customer issue or delivering a specific niche-oriented product and from larger integration providers that increasingly are looking to put various types of protection, whether it is backup, high availability or security, into their platforms. We are focused on delivering comprehensive customer solutions, integrating across our broad product portfolio and partnering with other technology providers to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry include product quality and effectiveness, time-to-market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

In addition to the competition we face from direct competitors, we face indirect or potential competition from retailers, application providers, operating system providers, network equipment manufacturers, and other OEMs who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for spending at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, network equipment manufacturers, and other OEMs to acquire technologies, products, or companies and to publish software developed by third parties. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers and enterprises by OEMs.

The competitive environments for each segment are described below.

Consumer

Most of the channels in which our consumer products are offered are highly competitive. Our competitors are intensely focused on customer acquisition, which has led competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary competitors in the Consumer segment are McAfee, Inc., owned by Intel Corporation (“McAfee”), and Trend Micro Inc. (“Trend Micro”). There are also several freeware providers and regional security companies that we compete against. For our consumer backup offerings, our primary competitors are Carbonite, Inc. and Mozy, Inc., owned by EMC Corporation (“EMC”).

Security and Compliance

In the security and management markets, we compete against many companies that offer competing products to our solutions. Our primary competitors in the security and management market are McAfee, Microsoft Corporation (“Microsoft”), and Trend Micro. There are also several smaller regional security companies with which we compete. In the authentication services market, our primary competitors are Comodo Group, Inc., RSA, the security division of EMC, Entrust, Inc., and GoDaddy.com, Inc. In the Software-as-a-Service (“SaaS”) security market, our primary competitors are Google Inc.’s Postini Services and Microsoft. Our primary competitors in the managed services business are SecureWorks, Inc., owned by Dell, Inc., and Verizon Communications, Inc.

Storage and Server Management

The markets for storage management, backup, archiving, and eDiscovery are intensely competitive. Our primary competitors are CommVault Systems, Inc., EMC, Hewlett-Packard Company, IBM, Oracle, and Veeam Software.

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

We have more than 1,900 patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

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

Employees

As of March 29, 2013, we employed more than 21,500 people worldwide, approximately 44 % of whom reside in the U.S. Approximately 7,400 employees work in sales and marketing, 7,200 in research and development, 5,400 in support and services, and 1,500 in management, manufacturing, and administration.

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

Our traditional competitors include independent software vendors that offer software products that directly compete with our product offerings. We expect that competition may intensify as a result of future software industry consolidation. In addition to competing with these vendors directly for sales to end-users of our products, we compete with them for the opportunity to have our products bundled with the product offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our products with the products of our competitors or if these partners more actively promote our competitors’ products than our products. In addition, software vendors who have bundled our products with theirs may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform. In the future, further product development by these vendors could cause our software applications and services to become redundant, which could significantly impact our sales and financial results.

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

Since fiscal 2012, shipments of products to customers in an appliance form factor have represented an increasingly larger part of our revenues, and we expect this trend to continue. The delivery of solutions in the form of appliances creates new business and financial risks, including the following:

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

We have begun investing in a plan to better meet customer needs through internal innovation and driving faster organic growth, with a particular focus on key areas that combine our existing products and services into new solutions that are designed to meet multiple customer needs with integrated higher value offerings, and if the return on these investments is lower or develops more slowly than we expect, our operating results may be harmed.

Pursuant to our recently announced restructuring plan, we have been reallocating talent within our organization and are dedicating spending and resources to focus on certain key areas, such as mobile workforce productivity, Norton protection, Norton cloud, information security services, identity/content-aware security gateway, data center security, business continuity, integrated backup, cloud-based information management and object storage platform. We expect research and development expenses to increase through fiscal 2017 as we invest to drive organic innovation for our customers. While we will seek to have the right level of investment and the right level of resources focused on our biggest growth opportunities, the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Over the long term we intend to invest in engineering, sales, service, marketing and manufacturing activities, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in research and development activities as we focus on organic growth through internal innovation. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

During the fourth quarter of fiscal 2013, we announced a plan to refocus our direct field sales representatives on generating new business, and to create, over time, a dedicated renewals team. Transitions of this kind can be disruptive to the sales organization and could exacerbate the risks noted above.

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

OEM Sales Channels.    A portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

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

Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.

In response to changes in industry and market conditions, we may be required to strategically reallocate our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances, our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings.

In the fourth quarter of fiscal 2013 we announced a new strategy designed to drive organic growth, simplify our operating model and concentrate our focus on selected key areas. We expect this plan to involve significant transitions as we, among other things, eliminate duplicative organization and operating structures. We will incur significant restructuring charges as we implement these activities. The changes to our business model may be disruptive, and the revised model that we adopt may not be more efficient or effective than the aspects of our business model that are being revised. Our restructuring activities, including any related charges and related headcount reduction, could have a material adverse effect on our business, operating results, and financial condition.

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

As a result of the sale of our 1.00% convertible senior notes (“1.00% notes”) in June 2006, 2.75% senior notes (“2.75% notes due 2015”) and 4.20% senior notes (“4.20% notes”) in September 2010, and 2.75% senior notes (“2.75 notes due 2017”) and 3.95% senior notes (“3.95 notes”) in June 2012, we have notes outstanding in an aggregate principal amount of $3.1 billion that mature at specific dates in calendar years 2013, 2015, 2017,

2020, and 2022. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. The maintenance of our debt levels could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations. We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing.

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

We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We plan to expand our international operations, but such expansion is contingent upon our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

Our products are complex and operate in a wide variety of environments, systems, applications and configurations, which could result in errors or product failures.

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

In January 2012, we became aware of disclosure of the source code for 2006-era versions of certain of our Norton and pcAnywhere products, which we believe was the result of a theft of source code that occurred in 2006. Any unauthorized disclosure of a significant portion of our source code could result in the loss of future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue, operating margins, results of operations and cash flows, as well as our reputation. Unauthorized disclosure of our source code also could increase the security risks described under “Our software products, SaaS Offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales” below.

From time to time we are a party to class action and other lawsuits, which typically require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

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

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure for one or more of our classes of products

•	Our ability to timely complete the release of new or enhanced versions of our products

•	How well we execute our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges

•	Fluctuations in foreign currency exchange rates

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)

•	Our resellers making a substantial portion of their purchases near the end of each quarter

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter

•	Cancellation, deferral, or limitation of orders by customers

•	Changes in the mix or type of products sold, particularly as our business continues to evolve into new models such as SaaS and appliances

•	Movements in interest rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

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

We sell products to the U.S. government under contracts that include special compliance obligations and subject us to audits and reviews by various agencies of the U.S. government. Any failure to meet these obligations, or an adverse outcome in an audit or investigation, could result in civil damages and/or penalties being assessed against us by the government.

We have sold products through our U.S. General Services Administration Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007 (the “GSA Schedule contract”). Our GSA Schedule contract contains provisions that require us to provide customers purchasing through that contract with negotiated favorable pricing as compared to certain non-federal customers, and requires us to monitor aspects of our commercial sales practices to ensure compliance with that pricing obligation. In the ordinary course of business, sales under our GSA Schedule contract may be subject to audit and/or investigation by the U.S. government. Noncompliance with the provisions of the contract identified as a result of such reviews (as well as noncompliance identified on our own) could subject us to damages and other penalties, which would adversely affect our operating results and financial condition.

On June 4, 2012, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our GSA Schedule contract, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. The Department of Justice has requested that we preserve, among other things, all records relating to GSA Schedule contracting activity. As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $210 million from the period beginning January 2007 and ending December 2011.

We are cooperating with the investigation and we are unable, at this time, to predict the likely outcome. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with our GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. To the extent the investigation leads to any such claims or findings, the cost to resolve this matter would adversely affect our operating results and financial condition. Any negative publicity related to our government customer contracts or any proceedings surrounding them, regardless of the outcome of this matter, may also damage our business by affecting our ability to compete for new contracts.

If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced products and services, effectively manage or expand our business, or increase our revenues.

Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of equity- based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

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

Our effective tax rate may increase, which could increase our income tax expense and reduce (increase) our net income (loss).

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place

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

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling approximately 1,009,000 square feet, of which 724,000 square feet is owned and 285,000 square feet is leased. We also lease an additional 89,000 square feet in the San Francisco Bay Area. Our leased facilities are occupied under leases that expire on various dates beyond fiscal 2018. The following table presents the approximate square footage of our facilities as of March 29, 2013:

	Approximate Total Square Footage(1)
Location	Owned	Leased
	(In thousands)
Americas	1,750	1,064
Europe, Middle East, and Africa	285	620
Asia Pacific/Japan	100	1,853
Latin America	—	51

Total	2,135	3,588

(1)

Included in the total square footage above are vacant, available-for-lease properties totaling approximately 303,000 square feet. Total square footage excludes approximately 102,000 square feet relating to facilities subleased to third parties.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the NASDAQ Global Select Market during each quarter of the two most recent years.

	Fiscal 2013				Fiscal 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$24.73	$19.09	$19.20	$18.80	$18.74	$18.88	$20.00	$20.50
Low	$18.82	$17.33	$13.18	$13.89	$15.55	$14.94	$15.39	$17.97

Stockholders

As of March 29, 2013, there were 2,218 stockholders of record.

Dividends

As of March 29, 2013, Symantec had never declared or paid any cash dividends on its capital stock. We intend to pay a quarterly cash dividend beginning in fiscal 2014. On May 2, 2013, our board of directors approved a quarterly dividend of $0.15 per share of common stock to be paid on June 27, 2013 to all stockholders of record as of the close of business on June 19, 2013. Any future dividends will be subject to the approval of our board of directors. The dividend policy, future declarations of dividends, and payment dates will be subject to the board of directors’ continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The board of directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future.

Repurchases of our equity securities

Stock repurchases during the three months ended March 29, 2013 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
December 29, 2012 to January 25, 2013	5	$20.15	5	$1,192
January 26, 2013 to February 22, 2013	2	$21.98	2	$1,158
February 23, 2013 to March 29, 2013	—	$—	—	$1,158

Total	7	$20.61	7

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. In the fourth quarter of fiscal 2013, our board of directors authorized a new $1.0 billion stock repurchase program to commence in fiscal 2014. Including our previously approved stock repurchase program, $1.2 billion remain authorized for future repurchases as of March 29, 2013. Both programs do not have an expiration date.

Stock performance graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five years ended March 29, 2013 (assuming the investment of $100 in our common stock and in each of the other indices on the last day of trading for the fiscal 2008, and the reinvestment of all dividends, although no dividends have been declared on our common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Symantec Corporation, The S&P 500 Index

And The S&P Information Technology Index

Fiscal Year	2008	2009	2010	2011	2012	2013
Symantec Corporation	100.00	96.49	99.70	109.75	111.18	146.73
S&P 500	100.00	65.77	93.95	108.38	117.05	133.40
S&P Information Technology	100.00	75.28	111.35	124.36	149.62	147.94

Item 6.	Selected Financial Data

The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

Five-Year Summary

	Fiscal (a)
	2013	2012	2011	2010	2009
	(In millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$6,906	$6,730	$6,190	$5,985	$6,150
Operating income (loss)(b)	1,123	1,079	880	933	(6,470)
Net income (loss) attributable to Symantec Corporation stockholders(b)(c)	$765	$1,172	$597	$714	$(6,786)
Net income (loss) per share attributable to Symantec Corporation stockholders — basic(b)(c)	$1.09	$1.58	$0.77	$0.88	$(8.17)
Net income (loss) per share attributable to Symantec Corporation stockholders — diluted(b)(c)	$1.08	$1.57	$0.76	$0.87	$(8.17)
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	701	741	778	810	831
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	711	748	786	819	831
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,685	$3,162	$2,950	$3,029	$1,793
Total assets(b)	14,379	13,020	12,719	11,232	10,638
Deferred revenue	3,496	3,444	3,321	2,835	2,644
Current portion of long-term debt(d)	997	—	596	—	—
Long-term debt(d)(e)	2,094	2,039	1,987	1,871	1,766
Long-term deferred revenue	521	529	498	371	419
Symantec Corporation stockholders’ equity(b)	$5,421	$5,094	$4,528	$4,548	$4,147
Noncontrolling interest in subsidiary	—	78	77	—	—
Total stockholders’ equity(b)	$5,421	$5,172	$4,605	$4,548	$4,147

(a)	We have a 52/53-week fiscal year. Fiscal 2013, 2012, 2011, and 2010 were each comprised of 52 weeks of operations. Fiscal 2009 was comprised of 53 weeks of operations.

(b)	During fiscal 2009, we recorded a non-cash goodwill impairment charge of $7.4 billion.

(c)

In fiscal 2008, we formed a joint venture with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). In fiscal 2012, we sold our 49% ownership interest in the joint venture to Huawei for $530 million in cash. The gain of $530 million, offset by costs to sell the joint venture of $4 million, was included in Gain from sale of joint venture in our fiscal 2012 Consolidated Statements of Income.

(d)

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

(e)

In fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 2015 (“2.75% notes due 2015”) and $750 million in principal amount of 4.20% senior notes due September 2020 (“4.20% notes”). In fiscal 2013, we issued $600 million in principal amount of 2.75% senior notes due June 2017 (“2.75% notes due 2017”) and $400 million in principal amount of 3.95% senior notes due June 2022 (“3.95% notes”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our business

Symantec is a global leader in security, backup and availability solutions. Our innovative products and services protect people and information in any digital environment – from the smallest mobile device, to the enterprise data center, to cloud-based systems. Our software and services protect against advanced threats independent of the device and environment in which information is used or stored.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal year and periods ended March 29, 2013, March 30, 2012 and April 1, 2011. Fiscal 2013, 2012, and 2011 each consisted of 52 weeks. Our 2014 fiscal year will consist of 52 weeks and will end on March 28, 2014.

Strategy

We are in the midst of a transformation. New types of solutions and new market opportunities are emerging as customers look to us to innovate across a digital landscape that has expanded enormously for both consumers and businesses. As we think about our markets today, it is very clear that the industry needs a new model for protection. We are transitioning from being device-centric, which meant protecting endpoints and the data center, to having the broader focus of protecting and managing digital information. Individuals, businesses, and other organizations use new ways to access their digital information, creating new opportunities for us to develop products and services which address mobile devices, web services, web platforms, and the emerging software defined data center and network. Our strategy is to establish leadership in this evolving information-centric world by identifying and delivering solutions that solve large unmet or underserved customer needs, while building competitive advantage and creating sustainable financial performance.

To successfully implement our strategy we are focusing on three areas: developing innovative products and services, changing our Go-To-Market (“GTM”) strategy, and simplifying our organization. For information regarding risks associated with our international operations, see Item 1, Business.

Financial Implications of New Strategy

Fiscal 2014 will include significant transitions as we seek to improve our growth capabilities, develop our dedicated renewals team, refocus our direct field sales representatives on new business, eliminate duplicative organization and operating structures, and right size the company. Our income and cash flows are expected to be impacted by severance charges and capital expenditures as we invest in our people, processes, and technology to execute our organic growth strategy in the next fiscal year.

Our operating segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. As a result of the new strategy, we will analyze our operations and organization structure, and modify our segment reporting structure as necessary.

Financial results and trends

Revenue increased by $176 million for fiscal 2013 as compared to fiscal 2012, primarily driven by growth in our Security and Compliance and Storage and Server Management segments. Our revenue grew both domestically and internationally in fiscal 2013 as compared to fiscal 2012. For fiscal 2013, we experienced the highest growth in revenue, on a percentage basis, in the Asia Pacific and Japan region followed by the Americas. The EMEA region remained flat despite macroeconomic challenges in the European economy. Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by $141 million for fiscal 2013 as compared to fiscal 2012.

Cost of revenue increased by $93 million for fiscal 2013 as compared to fiscal 2012, primarily due to our initiative to improve customer support resulting in higher technical support costs, the increasing costs associated with major OEM partners as part of certain revenue-sharing arrangements, and the additional direct costs associated with our appliance business.

Operating expenses remained consistent as a percentage of revenue, while we continued to focus on investing in product development and increasing compensation costs due to headcount additions coupled with effectively managing our cost structure. We experienced favorable foreign currency effects on our operating expenses of $98 million in fiscal 2013 as compared to fiscal 2012. As we continue to reallocate talent within our organization and are dedicating spending and resources to focus on certain key areas, we expect research and development expenses to increase through fiscal 2017 as we invest to drive organic innovation for our customers. Furthermore, we will incur significant restructuring charges as we eliminate duplicative organization and operating structures. These restructuring activities are expected to be completed in fiscal 2014 and we expect to incur total severance and benefit costs between $220 million and $250 million.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our Consolidated Financial Statements and related notes included in this annual report in accordance with generally accepted accounting principles in the United States, requires us to make estimates, including judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our Consolidated Financial Statements included in this annual report, the resulting changes could have a material adverse effect on our Consolidated Statements of Income, and in certain situations, could have a material adverse effect on our liquidity and financial condition.

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our operating results or financial condition. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our Consolidated Financial Statements. See also Note 1 of the Notes to Consolidated Financial Statements included in this annual report.

Revenue recognition

We recognize revenue primarily pursuant to the requirements under the authoritative guidance on software revenue recognition, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.

For software arrangements that include multiple elements, including perpetual software licenses and maintenance or services, packaged products with content updates, and subscriptions, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $4.0 billion as of March 29, 2013, of which $521 million was classified as Long-term deferred revenue in our Consolidated Balance Sheets. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

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

Arrangements for maintenance, subscriptions, managed security services and SaaS offerings are generally offered to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period.

Reserves for product returns.    We reserve for estimated product returns as an offset to revenue or deferred revenue based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to deferred revenue. Actual product returns may be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.

Reserves for rebates.    We estimate and record reserves for channel and end-user rebates as an offset to revenue or deferred revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue or deferred revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If actual redemptions differ from our estimates, material differences may result in the amount and timing of our net revenues for any period presented.

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

Goodwill impairment.    We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at the reporting unit level. Our reporting units are the same as our operating segments. A qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second step is taken, involving a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. The methods for estimating operating unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

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

Applying the income approach requires that we make a number of important estimates and assumptions. We estimate the future cash flows of each reporting unit based on historical and forecasted revenue and operating costs. This, in turn, involves further estimates, such as estimates of future revenue and expense growth rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted-average cost of capital for each reporting unit and may change from year to year. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year.

As of March 29, 2013, our goodwill balance was $5.8 billion amongst our reporting units. Based on a qualitative impairment analysis performed on December 29, 2012, we determined that it was more likely than not that there was no impairment in any of our reporting units.

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

Intangible asset impairment.    We assess the impairment of identifiable finite-lived intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. Recoverability of certain finite-lived intangible assets, particularly customer relationships and finite-lived trade names, would be measured by the comparison of the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. Recoverability and impairment of other finite-lived intangible assets, particularly developed technology and patents, would be measured by the comparison of the carrying amount of the asset to the sum of undiscounted estimated future product revenues offset by estimated future costs to dispose of the product to which the asset relates. For indefinite-lived intangible assets, we review impairment on an annual basis consistent with the timing of the annual evaluation for goodwill. These assets generally include trade names and trademarks. Similar to goodwill impairment testing, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes consideration of, among other things: (i) past, current and projected future revenues; (ii) recent trends and market conditions, including discount rates; and (iv) valuation metrics, such as royalty rates, involving similar companies that are publicly-traded, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second step is taken. This step involves a comparison between the fair values of the assets and their respective carrying amounts. Any excess of the carrying amount over the fair value would be recognized as an impairment charge. Our cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets are subjective and are affected by changes to our business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Long-lived assets.    We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we assess recoverability of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by management to be commensurate with the risk inherent in our current business model. If an asset is not recoverable, impairment is measured as the difference between the carrying amount and its fair value. Our estimates of cash flows require significant judgment based on our historical and anticipated results and are subject to many factors which could change and cause a material impact to our operating results or financial condition. We record impairment charges on long-lived assets held for sale when we determine that the carrying value of the long-lived assets may not be recoverable. In determining fair value, we obtain and consider market value appraisal information from third parties.

Stock-based compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably over the requisite service period, which is generally the vesting period of the respective award.

Determining the fair value of stock-based awards, primarily stock options, at the grant date requires judgment. We use the Black-Scholes-Merton option pricing model (“BSM model”) to determine the fair value of stock options. The determination of the grant date fair value of options using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the options, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends.

We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. For all historical periods presented, we have not paid cash dividends on our common stock, and therefore our expected dividend rate was zero for all such periods presented. For information regarding a subsequent event announcing the declaration of a quarterly dividend, see Note 15 of the Notes to Consolidated Financial Statements in this annual report.

We issue performance-based restricted stock units (‘‘PRUs’’) and performance-contingent stock units (“PCSUs”) representing hypothetical shares of our common stock. Each PRU and PCSU grant reflects a target number of shares that may be issued to the award recipient. The actual number of PRUs the recipient receives is determined at the end of a three-year performance period as follows: (1) our achievement of an annual target earnings per share for the first fiscal year of grant and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The PCSUs vest based upon the performance of Symantec’s common stock over a three-year period, and are also subject to an underlying continued service vesting condition. We estimate the fair value of PRUs using the Monte Carlo simulation option pricing model (“Monte Carlo model”), as the total shareholder return modifier contains a market condition. We estimate the fair value and derived service period of PCSUs using the Monte Carlo model, as this statistical model can simulate a range of possible future stock prices for Symantec.

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

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the United States. While we do not anticipate changing our intention regarding indefinitely reinvested earnings outside the United States, material changes in our estimates of such earnings or tax legislation that limits or restricts the amount of such earnings could materially impact our income tax provision and effective tax rate. If certain foreign earnings previously treated as indefinitely reinvested outside the United States are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

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

We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income.

RESULTS OF OPERATIONS

Total net revenue

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Content, subscription, and maintenance revenue	$6,021	$198	3%	$5,823	$581	11%	$5,242
Percentage of total net revenue	87%			87%			85%
License revenue	$885	$(22)	(2)%	$907	$(41)	(4)%	$948
Percentage of total net revenue	13%			13%			15%

Total net revenue	$6,906	$176	3%	$6,730	$540	9%	$6,190

Fiscal 2013 compared to Fiscal 2012:

Content, subscription, and maintenance revenue increased primarily due to increases from our Storage and Server Management segment of $94 million and Security and Compliance segment of $91 million. License revenue includes sales of software licenses, appliances, and certain revenue sharing arrangements. License revenue decreased primarily due to a decline from our Storage and Server Management segment of $27 million.

Fiscal 2012 compared to Fiscal 2011:

Content, subscription, and maintenance revenue increased primarily due to increases from our Security and Compliance segment of $339 million, Consumer segment of $152 million, and Storage and Server Management segment of $131 million, partially offset by a decrease in our Services segment of $41 million. License revenue decreased primarily due to declines in our Storage and Server Management segment of $29 million and Security and Compliance segment of $12 million.

Net revenue and operating income by segment

Consumer segment

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Consumer revenue	$2,109	$5	0%	$2,104	$151	8%	$1,953
Percentage of total net revenue	30%			31%			32%
Consumer operating income	$1,006	$(6)	(1)%	$1,012	$113	13%	$899
Percentage of Consumer revenue	48%			48%			46%

Fiscal 2013 compared to Fiscal 2012:

Consumer revenue and operating income remained consistent from period to period. Of the total Consumer revenue recognized in fiscal 2013, 88% was generated from our electronic distribution channel sales, which include our eCommerce portal, OEMs, electronic upgrades, and renewals. Consumer operating income decreased slightly due to higher salaries and wages and cost of revenue with offsetting declines of advertising promotion expense, which was primarily from lower placement fees.

Fiscal 2012 compared to Fiscal 2011:

Consumer revenue increased primarily due to increases in our premium Internet and security products of $156 million. Of the total Consumer revenue recognized in fiscal 2012, 86% was generated from our electronic distribution channel sales. Consumer operating income increased primarily due to higher revenue and lower advertising and promotion expenses of $22 million, partially offset by increased salaries and wages of $41 million and higher cost of revenue of $17 million. The increased salaries and wages expense was due to higher headcount compared to fiscal 2011. The increase in cost of revenue was primarily associated with the increased product revenue.

Security and Compliance segment

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Security and Compliance revenue	$2,053	$92	5%	$1,961	$325	20%	$1,636
Percentage of total net revenue	30%			29%			26%
Security and Compliance operating income	$608	$163	37%	$445	$183	70%	$262
Percentage of Security and Compliance revenue	30%			23%			16%

Fiscal 2013 compared to Fiscal 2012:

Security and Compliance revenue increased primarily due to the growth in our User Authentication and Trust Services offerings of $73 million, managed security services of $22 million, and Data Loss Prevention products of $14 million, partially offset by a decline in our enterprise security suite offerings of $19 million. The revenue from our user authentication and trust products and services for fiscal 2012 was lower than would have otherwise been the case due to purchase accounting fair value adjustments to deferred revenue. Security and Compliance operating income increased primarily due to the higher revenue and lower overall operating expenses of $96 million. The decreased operating expenses were mainly due to lower salaries and wages from decreased commissions and less advertising promotion expense.

Fiscal 2012 compared to Fiscal 2011:

Security and Compliance revenue increased primarily due to the growth in our User Authentication and Trust Services offerings of $238 million, encryption solutions of $27 million, Data Loss Protection products of $18 million, and Managed Security Services of $17 million. Security and Compliance operating income increased primarily due to higher revenue, partially offset by increased salaries and wages of $71 million and higher cost of revenue of $54 million. The increased salaries and wages expense was due to higher headcount. The higher cost of revenue was associated with revenue growth.

Storage and Server Management segment

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Storage and Server Management revenue	$2,479	$67	3%	$2,412	$102	4%	$2,310
Percentage of total net revenue	36%			36%			37%
Storage and Server Management operating income	$960	$(13)	(1)%	$973	$(87)	(8)%	$1,060
Percentage of Storage and Server Management revenue	39%			40%			46%

Fiscal 2013 compared to Fiscal 2012:

Storage and Server Management revenue increased primarily due to overall growth within our information management portfolio of $114 million, partially offset by a $47 million decline in our storage management portfolio. The growth was mainly from the increase in our NetBackup offering of $151 million and our Enterprise Vault products of $35 million, partially offset by declines in our Backup Exec offerings of $80 million. NetBackup is the largest enterprise product in our portfolio, and its growth has benefited from increased sales of our NetBackup appliance business. The decline in our storage management portfolio was driven by the previously disclosed headwinds we face from less use by our customers of the Solaris platform. Storage and Server Management operating income decreased primarily from higher cost of revenue of $60 million and higher salaries and wages of $23 million, partially offset by revenue growth. The increased cost of revenue was due to growth in the NetBackup appliance business resulting in higher material costs coupled with our initiative to improve customer support, which resulted in higher technical support and services costs. The increased salaries and wages expense was due to higher headcount, which was attributable to growth in the business.

Fiscal 2012 compared to Fiscal 2011:

Storage and Server Management revenue increased primarily due to overall growth within our information management portfolio of $132 million, which included $49 million from our fiscal 2012 acquisition of Clearwell Systems Inc. (“Clearwell”), partially offset by a $28 million decrease in our storage management portfolio. Storage and Server Management operating income decreased primarily due to higher salaries and wages of $139 million and higher cost of revenue of $59 million, partially offset by the increase in overall revenue. The increased salaries and wages expense was due to higher headcount attributable to our Clearwell acquisition and growth in the business.

Services segment

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Services revenue	$265	$12	5%	$253	$(38)	(13)%	$291
Percentage of total net revenue	4%			4%			5%
Services operating income	$43	$2	5%	$41	$34	486%	$7
Percentage of Services revenue	16%			16%			2%

Fiscal 2013 compared to Fiscal 2012:

Services revenue increased primarily due to higher sales from our Business Critical Services offering, while Services operating income remained consistent.

Fiscal 2012 compared to Fiscal 2011:

Services revenue decreased as we transitioned certain consulting services to specialized partners allowing us to focus on our core software business. Services operating income increased primarily due to lower cost of revenue and salaries and wages as we transitioned certain consulting services to our partner led consulting program.

Other segment

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Other revenue	$—	$—	NA	$—	$—	NA	$—
Percentage of total net revenue	0%			0%			0%
Other operating loss	$(1,494)	$(102)	7%	$(1,392)	$(44)	3%	$(1,348)
Percentage of Other revenue	*			*			*

*	Percentage not meaningful

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

Net revenue by geographic region

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Americas (U.S., Canada and Latin America)
Consumer Segment	$1,231	$25	2%	$1,206	$72	6%	$1,134
Security and Compliance Segment	1,097	55	5%	1,042	133	15%	909
Storage and Server Management Segment	1,278	38	3%	1,240	39	3%	1,201
Services Segment	138	1	1%	137	(7)	(5)%	144

Total Americas	$3,744	$119	3%	$3,625	$237	7%	$3,388
Percentage of total net revenue	54%			54%			55%
EMEA (Europe, Middle East, and Africa)
Consumer Segment	$525	$(20)	(4)%	$545	$43	9%	$502
Security and Compliance Segment	521	(4)	(1)%	525	71	16%	454
Storage and Server Management Segment	745	20	3%	725	6	1%	719
Services Segment	67	4	6%	63	(35)	(36)%	98

Total EMEA	$1,858	$—	0%	$1,858	$85	5%	$1,773
Percentage of total net revenue	27%			28%			29%
Asia Pacific/Japan
Consumer Segment	$353	$—	0%	$353	$36	11%	$317
Security and Compliance Segment	435	41	10%	394	121	44%	273
Storage and Server Management Segment	456	9	2%	447	57	15%	390
Services Segment	60	7	13%	53	4	8%	49

Total Asia Pacific/Japan	$1,304	$57	5%	$1,247	$218	21%	$1,029
Percentage of total net revenue	19%			18%			16%

Total net revenue	$6,906	$176	3%	$6,730	$540	9%	$6,190

Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $141 million for fiscal 2013 as compared to fiscal 2012. For fiscal 2012 as compared 2011, we had a favorable foreign currency exchange effect of $145 million. Our international sales are and will continue to be a significant portion of our revenue. As a result, revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales continue to become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Cost of content, subscription, and maintenance	$1,017	$74	8%	$943	$40	4%	$903
Percentage of related revenue	17%			16%			17%
Cost of license	$89	$41	85%	$48	$21	78%	$27
Percentage of related revenue	10%			5%			3%
Amortization of intangible assets	$69	$(22)	(24)%	$91	$(24)	(21)%	$115
Percentage of total net revenue	1%			1%			2%

Total cost of revenue	$1,175	$93	9%	$1,082	$37	4%	$1,045

Gross margin	83%			84%			83%

Fiscal 2013 compared to Fiscal 2012:

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased primarily due to higher technical support, services, and OEM royalty costs. The increased costs were due to growth in our business and higher royalty payments to major OEM partners as part of revenue-sharing arrangements. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Cost of license and cost of license as a percentage of related revenue increased primarily due to the higher direct costs associated with the appliance business.

Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization decreased due to certain developed technologies becoming fully amortized, partially offset by the incremental amortization associated with our fiscal 2012 acquisitions of Clearwell and LiveOffice.

Fiscal 2012 compared to Fiscal 2011:

Cost of content, subscription, and maintenance increased primarily due to higher royalty and technical support costs, which were partially offset by lower services costs. The increased royalty costs were mainly associated with increased revenue related to the authentication services and hosted services. The lower services cost was primarily due to our transitioning of our consulting services to specialized partners. Cost of license and cost of license as a percentage of related revenue increased primarily due to the higher direct costs associated with the appliance business.

Intangible assets amortization decreased due to certain developed technologies becoming fully amortized, partially offset by the incremental amortization associated with our 2011 acquisitions of the identity and authentication business of VeriSign, Inc. (“VeriSign”), PGP Corporation (“PGP”), and GuardianEdge Technologies, Inc. (“GuardianEdge”).

Operating expenses

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Sales and marketing expense	$2,735	$(79)	(3)%	$2,814	$192	7%	$2,622
Percentage of total net revenue	40%			42%			42%
Research and development expense	$1,012	$43	4%	$969	$107	12%	$862
Percentage of total net revenue	15%			14%			14%
General and administrative expense	$450	$13	3%	$437	$47	12%	$390
Percentage of total net revenue	7%			6%			6%
Amortization of intangible assets	$286	$(3)	(1)%	$289	$19	7%	$270
Percentage of total net revenue	4%			4%			4%
Restructuring and transition	$125	$69	*	$56	$(36)	*	$92
Percentage of total net revenue	2%			1%			1%
Impairment of intangible assets	—	$(4)	*	$4	$(23)	*	$27
Percentage of total net revenue	0%			0%			0%
Loss and impairment of assets held for sale	—	$—	*	—	$(2)	*	$2
Percentage of total net revenue	0%			0%			0%

*	Percentage not meaningful

Fiscal 2013 compared to Fiscal 2012:

Sales and marketing expense decreased primarily due to lower advertising and promotional expenses of $73 million, which was attributable to lower placement fees. Research and development expense increased due to higher salaries and wages expenses of $36 million, which was attributable to increased headcount to support our continued investment in product development. General and administrative expense remained relatively consistent.

Intangible assets are comprised of customer relationships and trade names. Amortization of intangible assets remained consistent.

Restructuring and transition costs consist of severance, facilities, transition and other related costs. For fiscal 2013, we recognized $114 million of transition and other related costs, $10 million of severance, and $1 million of facilities costs. Transition and other related costs consist of severance costs associated with acquisition integrations and consulting charges associated with the planning and design phase of a new enterprise resource planning system. In the fourth quarter of fiscal 2013, we announced our strategic direction to focus on key strategic customer offerings and simplify our GTM strategy and organizational structure. In order to deliver on this focus, we initiated a restructuring plan to reduce the layers of management and redundant personnel resulting in headcount reductions across the company beginning in the fourth quarter of fiscal 2013. This plan is expected to be completed in fiscal 2014 and we expect to incur significant restructuring charges thereunder. For further information on restructuring and transition costs, see Note 7 of the Notes to Consolidated Financial Statements in this annual report.

Fiscal 2012 compared to Fiscal 2011:

Sales and marketing expense increased due to increased salaries and wages of $140 million, which was attributable to increased headcount to support the growth of our business. Research and development expense increased primarily due to increased salaries and wages of $104 million, which was attributable to increased headcount to support our continued investment in product development and absorption of the Clearwell acquisition into our operations. General and administrative expense increased due to higher salaries and wages, external professional services, and equipment expenses of $45 million.

Amortization of intangible assets increased primarily due to the acquisition of Clearwell.

For fiscal 2012, we recognized restructuring and transition costs of $29 million for severance, $19 million of transition and other related costs, and $8 million of facilities costs. The transition charges incurred were primarily due to the planning and design phase of implementing a new enterprise resource planning system. For fiscal 2011, we recognized $47 million of severance, $27 million of facilities costs, and $18 million of transition and other related costs.

For fiscal 2012 and 2011, we recorded impairment charges of $4 million and $27 million, respectively, which reduced the gross carrying value of indefinite-lived trade names.

Non-operating income (expense)

	Fiscal 2013	Change in		Fiscal 2012	Change in		Fiscal 2011
		$	%		$	%
	($ in millions)
Interest income	$12			$13			$10
Interest expense	(139)			(115)			(143)
Other income (expense), net	27			(6)			(2)
Loss on early extinguishment of debt	—			—			(16)
Loss from joint venture	—			(27)			(31)
Gain from sale of joint venture	—			526			—

Total	$(100)	$(491)	(126)%	$391	$573	(315)%	$(182)

Percentage of total net revenue	(2)%			6%			(3)%

Fiscal 2013 compared to Fiscal 2012:

In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% interest-bearing senior notes due June 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 2022, which resulted in interest expense of $26 million in fiscal 2013. Other income (expense), net increased due to a tax incentive received from the China tax bureau in the form of value-added tax refunds of $33 million. See Note 5 of the Notes to Consolidated Financial Statements in this annual report for additional information.

Fiscal 2012 compared to Fiscal 2011:

In fiscal 2012, interest expense decreased due to the repayment of the $1.1 billion convertible senior notes, which were issued in June 2006. In fiscal 2011, we recorded a loss on early extinguishment of debt of $16 million due to the repurchase of $500 million of aggregate principal amount of the 0.75% notes due on June 2011. See Note 6 of the Notes to Consolidated Financial Statements in this annual report for information on our debt.

In fiscal 2008, Symantec formed a joint venture with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). The joint venture was domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture developed, manufactured, marketed, and supported security and storage appliances on behalf of global telecommunications carriers and enterprise customers. We recorded a loss of $27 million and $31 million related to our share of the joint venture’s net loss incurred, for fiscal 2012 and 2011, respectively. We sold our 49% ownership interest in the joint venture to Huawei on March 30, 2012 for a gain of $526 million, which was included in Gain from sale of joint venture in our Consolidated Statements of Income.

Provision for income taxes

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	($ in millions)
Provision for income taxes	$258	$298	$105
Effective tax rate on earnings	25%	20%	15%

Our effective tax rate was approximately 25%, 20%, and 15% in fiscal 2013, 2012, and 2011, respectively.

The tax expense in fiscal 2013 was reduced by the following benefits: (1) $17 million tax benefits arising from the VERITAS 2002 through 2005 IRS Appeals matters, including adjustments to state liabilities and a reduction of interest accrued, (2) $13 million in tax benefits resulting from tax settlements and adjustments to prior year items, (3) $10 million from lapses of statutes of limitation, and (4) $2 million for the benefit of the research credit for the fourth quarter of fiscal 2012 resulting from the extension of the federal research credit as part of the 2012 Taxpayer Relief Act. These tax benefits were offset by a $9 million tax expense from an increase in valuation allowance on state research tax credits.

The tax expense in fiscal 2012 was reduced by the following benefits: (1) $52 million tax benefit arising from the VERITAS 2002 through 2005 IRS Appeals matters, (2) $14 million from lapses of statutes of limitation, (3) $17 million from the settlements and effective settlements with tax authorities and related remeasurements, and (4) $5 million tax benefit from adjustments related to prior year items. This benefit was partially offset by a $5 million tax expense resulting from a change in valuation allowance for certain deferred tax assets.

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

The effective tax rate for all periods presented otherwise reflects the benefits of lower-taxed international earnings and losses from our joint venture with Huawei Technologies Co., Limited, domestic manufacturing incentives, and research and development credits, partially offset by state income taxes. Pretax income from international operations was significantly higher in fiscal 2012 due to the sale of our 49% ownership interest in the joint venture to Huawei on March 30, 2012 for $526 million. A significant portion of the sale proceeds was attributable to international tax jurisdictions resulting in a 20% tax rate on the sale of the joint venture reducing the overall tax rate in fiscal 2012 by 3%.

We are a U.S.-based multinational company subject to tax in multiple U.S. and international tax jurisdictions. A substantial portion of our international earnings were generated from subsidiaries organized in Ireland and Singapore. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

For further information on the impact of foreign earnings on our effective tax rate, see Note 12 of the Notes to Consolidated Financial Statements.

See Critical Accounting Estimates above for additional information about our provision for income taxes.

In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years, we have strong, consistent taxpaying history, we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 29, 2013 of $402 million, after application of the valuation allowances described above, are realizable on a “more likely than not” basis.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the VERITAS 2002 through 2005 tax years assessing additional taxes due. We contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the third quarter of fiscal 2012, we remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. We executed the final closing agreement for the VERITAS 2002 through 2005 tax years on December 26, 2012. Accordingly, we recorded a further tax benefit of $3 million during the third quarter of fiscal 2013 based on the closing agreement. Further, we amended our state tax returns for the VERITAS 2002 through 2005 tax years in the fourth quarter of fiscal 2013 to reflect the adjustments in the closing agreement and remeasured our state liability resulting in a benefit of $7 million.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $15 million and $130 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of March 29, 2013, we have $76 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. During the second quarter of fiscal 2013, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. During the third quarter of fiscal 2013, we acquired the remaining 8% interest for $19 million and VeriSign Japan became a wholly-owned subsidiary. The payment was made in the fourth quarter of fiscal 2013. See Note 14 of the Notes to Consolidated Financial Statements in this annual report for additional information. For fiscal 2013, 2012, and 2011, the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $0 million, $0 million, and $4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Sources of cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of March 29, 2013, we had cash and cash equivalents of $4.7 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of $5.7 billion. As of March 29, 2013, $2.6 billion in cash, cash equivalents, and marketable securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.

Senior Notes: In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% senior notes due June 2017 and $400 million in principal amount of 3.95% senior notes due June 2022, for an aggregate principal amount of $1.0 billion. In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 2015 and $750 million in principal amount of 4.20% senior notes due September 2020, for an aggregate principal amount of $1.1 billion.

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of March 29, 2013, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital, capital expenditure requirements, and payments of principal and interest on debt, as well as any cash dividends to be paid under the capital allocation program announced in January 2013 and repurchases of our stock, for the next 12 months and foreseeable future. We are in the process of implementing a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy will emphasize organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our convertible notes prior to their maturity. In January 2013, the Company announced a capital allocation program, which includes plans to initiate a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock, pay debts, and acquire other businesses.

Acquisitions: In fiscal 2013, we acquired a privately-held provider of mobile application management for an aggregate payment of $28 million, net of cash acquired. In fiscal 2012, we acquired Clearwell, LiveOffice, and another company for an aggregate amount of $508 million, net of cash acquired. In fiscal 2011, we acquired the identity and authentication business of VeriSign, as well as PGP, GuardianEdge, and two other companies for an aggregate amount of $1.5 billion, net of cash acquired.

Convertible Senior Notes: In June 2006, we issued $1.1 billion principal amount of 0.75% notes due June 2011, and $1.0 billion principal amount of 1.00% notes due June 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% notes and the concurrent sale of the note hedges was $497 million in cash. We repaid the $600 million balance under our 0.75% notes upon maturity in fiscal 2012. We intend to use $1.0 billion of our cash and cash equivalents to repay our 1.00% notes that mature in June 2013.

Stock Repurchases: We repurchased 49 million, 51 million, and 57 million shares for $826 million, $893 million, and $870 million during fiscal 2013, 2012, and 2011, respectively. As of March 29, 2013, we had $1.2 billion remaining under the plans authorized for future repurchases. This includes a new $1.0 billion stock repurchase program authorized by our board of directors during the fourth quarter of fiscal 2013. The new program will commence in fiscal 2014.

Noncontrolling Interest: In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million and it became a wholly-owned subsidiary. The payment for the remaining 8% interest was made in the fourth quarter of fiscal 2013.

Dividend Program: In January 2013, we announced a dividend program under which we intend to pay a quarterly cash dividend beginning in the first quarter of fiscal 2014. The program is targeting a yield of approximately 2.5% based on our closing stock price on May 1, 2013. On May 2, 2013, our board of directors approved a quarterly dividend of $0.15 per share of common stock to be paid on June 27, 2013 to all stockholders of record as of the close of business on June 19, 2013. The dividend policy, future declarations of dividends, and payment dates will be subject to the board of directors’ continuing determination that the policy and the declaration of dividends thereunder are in the best interest of our stockholders and are in compliance with applicable law. The board of directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future.

Restructuring Plan: In the fourth quarter of fiscal 2013, we announced our strategic direction to streamline and simplify the Company in order to deliver significantly improved performance to customers and partners. The Company intends to focus on key strategic customer offerings and simplify our Go-To-Market strategy and organizational structure. In order to deliver on this focus, the Company initiated a restructuring plan to reduce the layers of management and redundant personnel resulting in headcount reductions across the Company. These actions are expected to be completed in fiscal 2014. As of March 29, 2013, total cost incurred to date is $10 million, primarily related to severance and benefits. We expect to incur total severance and benefit costs between $220 million and $250 million.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	($ in millions)
Net cash provided by (used in):
Operating activities	$1,593	$1,901	$1,794
Investing activities	(319)	(318)	(1,760)
Financing activities	308	(1,386)	(184)

Operating activities

Net cash provided by operating activities was $1.6 billion for fiscal 2013, which resulted from net income of $765 million adjusted for non-cash items, including depreciation and amortization charges of $698 million and stock-based compensation expense of $164 million, and an increase in deferred revenue of $119 million. These amounts were partially offset by an increase in trade accounts receivable, net of $107 million.

Net cash provided by operating activities was $1.9 billion for fiscal 2012, which resulted from net income of $1.2 billion adjusted for non-cash items, which largely included depreciation and amortization charges of $712 million, stock-based compensation expense of $164 million, an increase in deferred revenue of $177 million, a decrease in trade accounts receivable, net of $89 million, and an increase in accounts payable and accrued liabilities of $77 million. Additionally, net income was adjusted for the net gain of $526 million from the sale of the joint venture with a subsidiary of Huawei Technologies Co., Limited, as the gross proceeds were included as a cash inflow provided by investing activities.

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

Investing activities

Net cash used in investing activities was $319 million for fiscal 2013 and was primarily due to payments of $336 million for capital expenditures, partially offset by $46 million in net proceeds from the sale of our short-term investments.

Net cash used in investing activities was $318 million for fiscal 2012, which was used to pay for fiscal 2012 acquisitions, net of cash acquired, of $508 million, payments of $286 million for capital expenditures, and $47 million in purchases of short-term investments, partially offset by the gross proceeds from the sale of the joint venture of $530 million.

Net cash used in investing activities of $1.8 billion for fiscal 2011 was due to $1.5 billion of payments for our fiscal 2011 acquisitions, net of cash acquired, and $268 million paid for capital expenditures.

Financing activities

Net cash provided by financing activities of $308 million for fiscal 2013 was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 2022, net of discount, of $996 million, and net proceeds from sales of common stock through employee stock plans of $281 million, partially offset by repurchases of our common stock of $826 million and the purchase of additional equity interest in subsidiary of $111 million.

Net cash used in financing activities was $1.4 billion for fiscal 2012, which was due to the repurchases of our common stock of $893 million and repayment of our debt and other obligations of $607 million under the 0.75% notes, partially offset by net proceeds from sales of common stock through employee stock plans of $147 million.

Net cash used in financing activities of $184 million for fiscal 2011 was primarily due to repurchases of common stock of $872 million and repayment of our debt and other obligations of $513 million, partially offset by proceeds from debt issuance, net of discount, of $1.1 billion and net proceeds from sales of common stock through employee stock plans of $122 million.

Contractual obligations

The following is a schedule by years of our significant contractual obligations as of March 29, 2013:

	Payments Due by Period
	Total	Fiscal 2014	Fiscal 2015 and 2016	Fiscal 2017 and 2018	Fiscal 2019 and Thereafter	Other
	(In millions)
Senior Notes(1)	$2,100	$—	$350	$600	$1,150	$—
Interest payments on Senior Notes(1)	474	73	143	114	144	—
Convertible Senior Notes(2)	1,000	1,000	—	—	—	—
Interest payments on Convertible Senior Notes(2)	2	2	—	—	—	—
Purchase obligations(3)	440	391	43	6	—	—
Operating leases(4)	420	97	131	88	104	—
Uncertain tax positions(5)	318	—	—	—	—	318

Total	$4.754	$1.563	$667	$808	$1,398	$318

(1)

In fiscal 2011, we issued $350 million in principal amount of 2.75% notes due September 2015 and $750 million in principal amount of 4.20% notes due September 2020. In fiscal 2013, we issued $600 million in principal amount of 2.75% notes due September 2017 and $400 million in principal amount of 3.95% notes due September 2022. Interest payments were calculated based on terms of the related notes. For further information on the notes, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.

(2)

In fiscal 2007, we issued $1.0 billion in principal amount of 1.00% notes due June 2013. Interest payments were calculated based on terms of the notes. For further information on the notes, see Note 6 of the Notes to Consolidated Financial Statements.

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

(4)

We have entered into various noncancelable operating lease agreements that expire on various dates beyond fiscal 2018. The amounts in the table above include $8 million in exited or excess facility costs related to restructuring activities, excluding expected sublease income.

(5)

As of March 29, 2013, we reflected $318 million in long-term income taxes payable related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our Consolidated Financial Statements.

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

Recently issued authoritative guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position. In January 2013, the FASB issued another update to clarify the scope of the related instruments, in which the standard applies to bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The new guidance will be applicable to us on a retrospective basis in the first quarter of fiscal 2014. We do not expect that this guidance will materially impact our disclosures included in our Consolidated Financial Statements.

In January 2013, the FASB issued an accounting standards update that will require us to release cumulative translation adjustment (“CTA”) into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment in a foreign entity, a pro rata portion of CTA attributable to the equity method investment would be recognized in earnings upon sale of the investment. When a parent entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In addition, CTA would be recognized in earnings upon a business combination achieved in stages. The update will be effective, on a prospective basis for events beginning in our 2015 fiscal year and applies to all interim periods. We do not expect that this guidance will materially impact our Consolidated Financial Statements.

In February 2013, the FASB issued an accounting standards update that requires entities to present reclassifications by component when reporting changes in Accumulated other comprehensive income (“AOCI”) balances. For significant items reclassified out of AOCI to net income in their entirety, entities are required to report the effect on the line items in the Income Statement, either on the face of the Income Statement or in the notes. For significant items not reclassified to net income in their entirety, entities must cross-reference in the notes to the other disclosures that already provide information about those amounts. This new guidance will be adopted in the first quarter of fiscal 2014 on a prospective basis. We do not expect that this guidance will materially impact our Consolidated Financial Statements.

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

Interest rate risk

As of March 29, 2013, we had $2.10 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $2.10 billion and a fair value of $2.19 billion, which fair value is based on Level 2 inputs of market prices for similar debt instruments and resulting yields. We have performed sensitivity analyses as of March 29, 2013 by using a modeling technique that measures the change in the fair values arising from a hypothetical 50 bps movement in the levels of interest rates across the entire yield curve, with all other variables held constant. On March 29, 2013, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate senior notes by a decrease of approximately $57 million and an increase of approximately $59 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

Foreign currency exchange rate risk

We conduct business in 32 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro and Singapore dollar. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange forward contracts with up to six months in duration, to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates for all currencies could be experienced. The estimated impacts of a five or ten percent appreciation or depreciation in value are as follows:

	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount	Value of Contracts Given X% Depreciation of Foreign Currency
Foreign Forward Exchange Contracts	10%	5%		(5)%	(10)%
	(In millions)
Purchased, March 29, 2013	$321	$309	$295	$279	$262
Sold, March 29, 2013	$334	$349	$367	$386	$408

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.

Equity price risk

In June 2006, we issued $1.0 billion principal amount of 1.00% notes due June 2013. The 1.00% notes have a fixed annual interest rate and therefore, we do not have economic interest rate exposure on the convertible senior notes. However, the fair value will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of the 1.00% notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. The carrying value of the 1.00% notes was $997 million as of March 29, 2013 which represents the liability component of the $1.0 billion principal balance. The total estimated fair value of our 1.00% notes at March 29, 2013 was $1.29 billion and the fair value was determined based on the closing trading price of $129 per $100 of the 1.00% notes as of that date. See Note 6 of the Notes to Consolidated Financial Statements in this annual report.

Item 8.	Financial Statements and Supplementary Data

Annual financial statements

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected quarterly financial data

	Fiscal 2013				Fiscal 2012
	Mar. 29, 2013	Dec. 28, 2012	Sep. 28, 2012	Jun. 29, 2012	Mar. 30, 2012(a)	Dec. 31, 2010	Oct. 1, 2010	Jul. 2, 2010
	(Unaudited) (In millions, except per share data)
Net revenue	$1,748	$1,791	$1,699	$1,668	$1,681	$1,715	$1,681	$1,653
Gross profit	1,440	1,492	1,415	1,384	1,394	1,444	1,416	1,394
Operating income	251	298	305	269	192	300	285	302
Net income	188	212	193	172	559	241	182	190
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—	—	1	—	(1)

Net income attributable to Symantec Corporation stockholders	188	212	193	172	559	240	182	191

Net income per share attributable to Symantec Corporation stockholders — basic	$0.27	$0.31	$0.27	$0.24	$0.77	$0.33	$0.24	$0.25
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.26	$0.30	$0.27	$0.24	$0.76	$0.32	$0.24	$0.25

(a)

In fiscal 2012, we sold our 49% ownership interest in the joint venture to Huawei for $530 million in cash. The gain of $530 million, offset by costs to sell the joint venture of $4 million, was included in Gain from sale of joint venture in our Consolidated Statements of Income.

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

b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management has concluded that, as of March 29, 2013, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 29, 2013, which is included in Part IV, Item 15 of this annual report.

c)    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon written request, we will provide, without charge, a copy of this annual report, including the Consolidated Financial Statements and financial statement schedule. All requests should be sent to:

Symantec Corporation

Attn: Investor Relations

350 Ellis Street

Mountain View, California 94043

650-527-8000

The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of March 29, 2013 and March 30, 2012	61
Consolidated Statements of Income for the years ended March 29, 2013, March 30, 2012, and April 1, 2011	62
Consolidated Statements of Comprehensive Income for the years ended March 29, 2013, March 30, 2012, and April 1, 2011.	63
Consolidated Statements of Stockholders’ Equity for the years ended March 29, 2013, March 30, 2012, and April 1, 2011	64
Consolidated Statements of Cash Flows for the years ended March 29, 2013, March 30, 2012, and April 1, 2011	65
Notes to Consolidated Financial Statements	66
2. Financial Statement Schedule: The following financial statement schedule of Symantec

Corporation for the years ended March 29, 2013, March 30, 2012 and April 1, 2011 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation

Schedule II: Valuation and Qualifying Accounts	104
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
3. Exhibits: The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries as of March 29, 2013 and March 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited Symantec Corporation’s internal control over financial reporting as of March 29, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Symantec Corporation’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.b). Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 29, 2013 and March 30, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of March 29, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California

May 17, 2013

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 29, 2013	March 30, 2012
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,685	$3,162
Short-term investments	62	49
Trade accounts receivable, net	1,031	940
Inventories	24	28
Deferred income taxes	198	205
Other current assets	315	249

Total current assets	6,315	4,633
Property and equipment, net	1,122	1,100
Intangible assets, net	977	1,337
Goodwill	5,841	5,826
Other long-term assets	124	124

Total assets	$14,379	$13,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$334	$324
Accrued compensation and benefits	422	416
Deferred revenue	3,496	3,444
Current portion of long-term debt	997	—
Other current liabilities	313	321

Total current liabilities	5,562	4,505
Long-term debt	2,094	2,039
Long-term deferred revenue	521	529
Long-term deferred tax liabilities	403	288
Long-term income taxes payable	318	393
Other long-term obligations	60	94

Total liabilities	8,958	7,848
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock (par value: $0.01, 3,000 shares authorized; 912 and 938 shares issued at March 29, 2013 and March 30, 2012; 698 and 724 shares outstanding at March 29, 2013 and March 30, 2012)	7	7
Additional paid-in capital	7,313	7,773
Accumulated other comprehensive income	197	173
Accumulated deficit	(2,096)	(2,859)

Total Symantec Corporation stockholders’ equity	5,421	5,094
Noncontrolling interest in subsidiary	—	78

Total stockholders’ equity	5,421	5,172

Total liabilities and stockholders’ equity	$14,379	$13,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$6,021	$5,823	$5,242
License	885	907	948

Total net revenue	6,906	6,730	6,190
Cost of revenue:
Content, subscription, and maintenance	1,017	943	903
License	89	48	27
Amortization of intangible assets	69	91	115

Total cost of revenue	1,175	1,082	1,045

Gross profit	5,731	5,648	5,145
Operating expenses:
Sales and marketing	2,735	2,814	2,622
Research and development	1,012	969	862
General and administrative	450	437	390
Amortization of intangible assets	286	289	270
Restructuring and transition	125	56	92
Impairment of intangible assets	—	4	27
Loss and impairment of assets held for sale	—	—	2

Total operating expenses	4,608	4,569	4,265
Operating income	1,123	1,079	880
Interest income	12	13	10
Interest expense	(139)	(115)	(143)
Other income (expense), net	27	(6)	(2)
Loss on early extinguishment of debt	—	—	(16)
Loss from joint venture	—	(27)	(31)
Gain from sale of joint venture	—	526	—

Income before income taxes	1,023	1,470	698
Provision for income taxes	258	298	105

Net income	765	1,172	593
Less: Loss attributable to noncontrolling interest	—	—	(4)

Net income attributable to Symantec Corporation stockholders	$765	$1,172	$597

Net income per share attributable to Symantec Corporation stockholders — basic	$1.09	$1.58	$0.77
Net income per share attributable to Symantec Corporation stockholders — diluted	$1.08	$1.57	$0.76
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	701	741	778
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	711	748	786

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
Net income	$765	$1,172	$593
Other comprehensive income, net of taxes:
Foreign currency translation adjustments:
Translation adjustments	5	1	(8)
Reclassification adjustments for realized loss included in net income	2	3	21

Net foreign currency translation adjustments	7	4	13
Unrealized gain (loss) on available-for-sale securities, net of taxes of $11 million, $0 million, and $0 million for fiscal 2013, 2012, and 2011, respectively	15	—	(1)

Other comprehensive income, net of taxes	22	4	12

Comprehensive income	787	1,176	605
Less: Comprehensive (loss) income attributable to noncontrolling interest	(2)	2	(4)

Comprehensive income attributable to Symantec Corporation stockholders	$789	$1,174	$609

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Symantec Corporation Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of April 2, 2010	798	$8	$8,990	$159	$(4,609)	$4,548	$—	$4,548
Components of comprehensive income:
Net income (loss)	—	—	—	—	597	597	(4)	593
Other comprehensive income	—	—	—	12	—	12	—	12
Issuance of common stock under employee stock plans	7	—	122	—	—	122	—	122
Repurchases of common stock	(57)	—	(870)	—	—	(870)	(2)	(872)
Tax payments related to restricted stock units	5	—	(28)	—	—	(28)	—	(28)
Stock-based compensation, net of estimated forfeitures	5	—	146	—	—	146	—	146
Noncontrolling interest in subsidiary	—	—	—	—	—	—	84	84
Dividend declared to noncontrolling interest in subsidiary	—	—	—	—	—	—	(1)	(1)
Adjustments to goodwill related to stock options assumed in business combination	—	—	1	—	—	1	—	1

Balances as of April 1, 2011	758	8	8,361	171	(4,012)	4,528	77	4,605
Cumulative effect adjustment to retained earnings					(19)	(19)	—	(19)

Beginning balance as adjusted						4,509	77	4,586
Net income	—	—	—	—	1,172	1,172	—	1,172
Other comprehensive income	—	—	—	2	—	2	2	4
Issuance of common stock under employee stock plans	11	—	147	—	—	147	—	147
Repurchases of common stock	(51)	(1)	(892)	—	—	(893)	—	(893)
Tax payments related to restricted stock units	6	—	(41)	—	—	(41)	—	(41)
Stock-based compensation, net of estimated forfeitures	—	—	161	—	—	161	—	161
Income tax benefit from employee stock transactions	—	—	30	—	—	30	—	30
Dividend declared to noncontrolling interest in subsidiary	—	—	—	—	—	—	(1)	(1)
Adjustments to goodwill related to stock options assumed in business combination	—	—	7	—	—	7	—	7

Balances as of March 30, 2012	724	7	7,773	173	(2,859)	5,094	78	5,172
Net income	—	—	—	—	765	765	—	765
Other comprehensive income (loss)	—	—	—	24	—	24	(2)	22
Issuance of common stock under employee stock plans	17	—	281	—		281	—	281
Repurchase of common stock	(49)	—	(826)	—	—	(826)	—	(826)
Tax payments related to restricted stock units	5	—	(36)	—	—	(36)	—	(36)
Stock-based compensation, net of estimated forfeitures	—	—	165	—	—	165	—	165
Income tax benefit from employee stock transactions	—	—	(11)	—	—	(11)	—	(11)
Purchase of additional equity interest in subsidiary	—	—	(33)	—	(2)	(35)	(76)	(111)

Balances as of March 29, 2013	697	$7	$7,313	$197	$(2,096)	$5,421	$—	$5,421

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
OPERATING ACTIVITIES:
Net income	$765	$1,172	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	283	273	257
Amortization of intangible assets	355	380	385
Amortization of debt issuance costs and discounts	60	59	101
Stock-based compensation expense	164	164	145
Deferred income taxes	44	15	5
Excess income tax benefit from the exercise of stock options	(11)	(8)	(7)
Impairment of intangible assets	—	4	27
Net gain from sale of joint venture	—	(526)	—
Loss from joint venture	—	27	31
Liquidation of foreign entities	2	3	21
Other	14	(1)	5
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(107)	89	(88)
Inventories	4	2	(4)
Accounts payable	33	30	2
Accrued compensation and benefits	12	(31)	72
Deferred revenue	119	177	442
Income taxes payable	(31)	39	(128)
Other assets	(68)	(14)	6
Other liabilities	(45)	47	(71)

Net cash provided by operating activities	1,593	1,901	1,794
INVESTING ACTIVITIES:
Purchases of property and equipment	(336)	(286)	(268)
Proceeds from sale of property and equipment	—	—	30
Cash payments for acquisitions, net of cash acquired	(28)	(508)	(1,537)
Purchases of equity investments	—	(10)	(7)
Proceeds from sale of joint venture	—	530	—
Purchases of short-term investments	—	(47)	—
Proceeds from sale of short-term investments	46	3	20
Other	(1)	—	2

Net cash used in investing activities	(319)	(318)	(1,760)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	281	147	122
Excess income tax benefit from the exercise of stock options	11	8	7
Tax payments related to restricted stock units	(36)	(41)	(28)
Repurchases of common stock	(826)	(893)	(872)
Purchase of additional equity interest in subsidiary	(111)	—	—
Repayments of debt and other obligations	—	(607)	(513)
Proceeds from debt issuance, net of discount	996	—	1,097
Proceeds from sale of bond hedge	—	—	13
Debt issuance costs	(7)	—	(10)

Net cash provided by (used in) financing activities	308	(1,386)	(184)
Effect of exchange rate fluctuations on cash and cash equivalents	(59)	15	71

Change in cash and cash equivalents	1,523	212	(79)
Beginning cash and cash equivalents	3,162	2,950	3,029

Ending cash and cash equivalents	$4,685	$3,162	$2,950

Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$252	$234	$224
Interest expense paid	$69	$56	$38

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is a global leader in security, backup and availability solutions. Our innovative products and services protect people and information in any digital environment – from the smallest mobile device, to the enterprise data center, to cloud-based systems. Our software and services protect against advanced threats independent of the device and environment in which information is used or stored.

Principles of consolidation

The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the U.S. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to our stockholders for fiscal 2012 and 2011. In fiscal 2013, an entity in which we held a noncontrolling interest became a wholly-owned subsidiary. See Note 14 for details. All significant intercompany accounts and transactions have been eliminated.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal 2013, 2012, and 2011 were 52-week years and our 2014 fiscal year will consist of 52 weeks.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue recognized and deferred amounts, valuation of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, contingencies and litigation, and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions).

Foreign currency

The functional currency of our foreign subsidiaries is generally the local foreign currency. Assets and liabilities denominated in non-functional currencies are remeasured into the functional currencies at current exchange rates, and the gains or losses from such remeasurement are recorded in Other income (expense), net. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of Accumulated other comprehensive income. Deferred tax assets and liabilities are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested. In the event of liquidation of a foreign subsidiary, the cumulative translation adjustment attributable to that foreign subsidiary is reclassified from Accumulated other comprehensive income and included in Other income

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(expense), net. For fiscal 2013, 2012 and 2011, net foreign currency transaction losses were $6 million, $6 million, and $29 million, respectively. These net losses are included in Other income (expense), net, in our Consolidated Statements of Income.

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

License revenue is derived primarily from the licensing of our various products and technology. We generally recognize license revenue upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met. License revenue also includes appliance product revenue. We generally recognize appliance product revenue as each product is delivered, assuming all other conditions for revenue recognition noted above have been met.

For software arrangements that include multiple elements, including perpetual software licenses, maintenance, services, and packaged products with content updates and subscriptions, we allocate and defer revenue for the undelivered items based on VSOE of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist for an undelivered element.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Indirect channel sales

We sell consumer packaged software products through a multi-tiered distribution channel. For consumer products that include content updates, we recognize revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences on the date of sale to the end-user. For most other consumer products, we recognize packaged product revenue on distributor and reseller channel inventory that is not in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for product returns as an offset to revenue or deferred revenue. We fully reserve for obsolete products in the distribution channel as an offset to deferred revenue for products with content updates and to revenue for all other products.

For security and storage products, we generally recognize revenue from the licensing of software products through our indirect sales channel upon sell-through or with evidence of an end-user. For licensing of our software to Original Equipment Manufacturers (“OEMs”), royalty revenue is recognized when the OEM reports the sale of the software products to an end-user, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue or deferred revenue. As of March 29, 2013 and March 30, 2012, we had reserves for rebates of $79 million and $73 million, respectively. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue or deferred revenue over the term of the subscription.

Financial instruments

For assets and liabilities measured at fair value, such amounts are based on an expected exit price representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level.

The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity.

Short-term investments. Short-term investments primarily consist of marketable equity securities that are classified as available-for-sale and recognized at fair value using Level 1 inputs, which are quoted market prices for identical securities. Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income. We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Equity investments. We make equity investments in privately-held companies whose businesses are complementary to our business. These investments are accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over these companies. The investments are included in Other long-term assets. We assess the recoverability of these investments by reviewing various indicators of impairment. If indicators are present, a fair value measurement is made by performing a discounted cash flow analysis of the investment. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in Other income (expense), net. As of March 29, 2013 and March 30, 2012, we held equity investments in privately-held companies of $14 million and $40 million, respectively.

Debt. Our debt includes senior notes, convertible senior notes, and a revolving credit facility. Our senior notes and convertible senior notes are recorded at cost based upon par value at issuance less discounts. The discount associated with our senior notes represents the amount by which the face value exceeds the issuance price. For the convertible senior notes, the liability component is recognized at fair value on the issuance date, based on the fair value of a similar instrument (Level 2 inputs) that does not have a conversion feature at issuance. The equity component (also known as “discount”) is the excess of the principal amount of the convertible senior notes over the fair value of the liability component and represents the estimated fair value of the conversion feature. Such amount is reflected in Additional paid-in capital. The discount and issuance costs (recognized initially in the Other long-term assets) are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our $1 billion senior unsecured revolving credit facility (“credit facility”) would be recognized at cost plus accrued interest based upon stated interest rates.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as General and administrative expenses. We review our trade

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes trade accounts receivable, net of allowances and reserves, for the periods presented:

	As of
	March 29, 2013	March 30, 2012
	(In millions)
Trade accounts receivable	$1,054	$962
Less: allowance for doubtful accounts	(5)	(5)
Less: reserve for product returns	(18)	(17)

Trade accounts receivable, net	$1,031	$940

Inventories

Inventories are carried at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. Inventory predominantly consists of deferred costs of revenue and finished goods. Deferred costs of revenue were $15 million as of March 29, 2013 and $20 million as of March 30, 2012. Finished goods were $11 million as of March 29, 2013 and $11 million as of March 30, 2012.

Property and equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. We capitalize costs incurred during the application development stage related to the development of internal use software and enterprise cloud computing services. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 30 years. Leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Computer hardware and software, and office furniture and equipment are depreciated over three to five years.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes property and equipment, net of accumulated depreciation by categories for the periods presented:

	As of
	March 29, 2013	March 30, 2012
	(In millions)
Computer hardware and software	$1,820	$1,640
Office furniture and equipment	172	176
Buildings	530	489
Leasehold improvements	310	284

	2,832	2,589
Less: accumulated depreciation	(1,853)	(1,663)

	979	926
Construction in progress	64	95
Land	79	79

Property and equipment, net	$1,122	$1,100

Depreciation expense was $283 million, $273 million, and $257 million in fiscal 2013, 2012, and 2011, respectively.

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

Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include developed technology, customer relationships and trade names. We estimate the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support.

For any given acquisition, we may identify certain pre-acquisition contingencies. We estimate the fair value of such contingencies, which are included under the acquisition method as part of the assets acquired or liabilities assumed, as appropriate. Differences from these estimates are recorded in our Consolidated Statements of Income in the period in which they are identified.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Goodwill and intangible assets

Goodwill. Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. A qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second analysis is performed, involving a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third analysis is performed to measure the amount of impairment. The third analysis involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting unit over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

To determine the reporting units’ fair values in the second step, we would use the income approach which is based on the estimated discounted future cash flows of that reporting unit. The estimated fair value of each reporting unit under the income approach is corroborated with the market approach which measures the value of a business through an analysis of recent sales or offerings of a comparable entity. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of the sum of our reporting units’ estimated fair value.

Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. To determine the reporting units’ carrying values, we allocated assets and liabilities based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. Goodwill was allocated to the reporting units based on a combination of specific identification and relative fair values.

Intangible assets. In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology (which consists of acquired product rights, technologies, databases, and contracts), in-process research and development, trademarks, and trade names. Indefinite-lived intangible assets are not subject to amortization. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from one to eleven years. Amortization for developed technology is recognized in Cost of revenue. Amortization for customer relationships and certain trade names is recognized in Operating expenses.

We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. Recoverability of certain finite-lived intangible assets, particularly customer relationships and finite-lived trade names, would be measured by the comparison of the carrying amount of the asset group to which the assets are assigned to the sum of the undiscounted estimated future cash flows the asset group is expected to generate. If an asset is considered to be impaired, such amount would be measured as the difference between the carrying amount of the asset and its fair value. Recoverability and impairment of other finite-lived intangible assets, particularly developed technology and patents, would be measured by the comparison of the carrying amount of the asset to the sum of undiscounted estimated future product revenues offset by estimated future costs to dispose of the product. In

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

addition, for indefinite-lived intangible assets, we review such assets for impairment on an annual basis consistent with the timing of the annual evaluation for goodwill. Similar to goodwill impairment testing, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future revenues; (ii) recent trends and market conditions, including discount rates among others; and (iii) valuation metrics, such as royalty rates, involving similar companies that are publicly-traded, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second step analysis is performed, involving a comparison between the fair values of the asset or asset group with its respective carrying amounts and the impairment amount is measured as the excess of the carrying amount over the fair value. These assets generally include trade names and trademarks. Recoverability of indefinite-lived intangible assets would be measured by the comparison of the carrying amount of the asset to the sum of the discounted estimated future cash flows the asset or asset group is expected to generate. If an asset group is considered to be impaired, such amount would be measured as the difference between the carrying amount of the asset group and its fair value. Our cash flow assumptions are based on historical and future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets are subjective and are affected by changes to our business strategies. These estimates may be subject to change.

Restructuring

Restructuring actions generally include significant actions involving employee-related severance charges and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable, which typically is when management approves the identified employees to be terminated. Contract termination costs primarily reflect costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. These charges are reflected in the period when the facility is ceased being used.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

We apply the authoritative guidance on income taxes that prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock-based compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Fair value of stock-based awards.    We have five types of stock-based awards: stock options, restricted stock units, restricted stock awards, performance-based restricted stock units, and performance-contingent stock units. The fair value methodologies and the assumptions and inputs used to derive those fair values are the following:

•

Stock options.    We use the Black-Scholes-Merton option pricing model (“BSM model”) to determine the fair value of stock options. The determination of the grant date fair value of options using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. For all historical periods presented, we have not paid cash dividends on our common stock, and therefore our expected dividend rate was zero for all such periods presented.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•

Restricted stock units and restricted stock awards.    The fair value of each Restricted Stock Unit (“RSU”) and Restricted Stock Award (“RSA”) is equal to the market value of Symantec’s common stock on the date of grant.

•

Performance-based restricted stock units and performance-contingent stock units.    We use the Monte Carlo simulation option pricing model (“Monte Carlo model”) to determine the fair value of each performance-based restricted stock unit (“PRU”) and the fair value and derived service period of each performance-contingent stock unit (“PCSU”). The determination of the grant date fair value and derived service periods using a simulation model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the awards, risk-free interest rates and expected dividends. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the PRUs and PCSUs. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. For all historical periods presented, we have not paid cash dividends on our common stock, and therefore our expected dividend rate was zero for all such periods presented. The compensation expense for PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and will be adjusted for subsequent changes in the estimated or actual outcome of this performance condition. The compensation expense for PCSUs is amortized ratably using the graded vesting attribution method over the derived service periods.

Changes in the valuation assumptions and our related estimates may change the fair value for stock-based compensation and the related expense recognized. There have not been any material changes to our stock-based compensation expense due to changes in our valuation assumptions. For information regarding a subsequent event announcing the declaration of a quarterly dividend, see Note 15 of the Notes to Consolidated Financial Statements.

Concentrations of credit risk

A significant portion of our revenue and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in our Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations. See Note 10 for details of significant customers.

Advertising and other promotional costs

Advertising and other promotional costs are charged to operations as incurred and included in Operating expenses. These costs totaled $594 million, $667 million, and $668 million for fiscal 2013, 2012, and 2011, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Recently issued authoritative guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that will require us to disclose information about offsetting and related arrangements associated with certain financial and derivative instruments to enable users of our financial statements to better understand the effect of those arrangements on our financial position. In January 2013, the FASB issued another update to clarify the scope of the related instruments, in which the standard applies to bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. The new guidance will be applicable to us on a retrospective basis in the first quarter of fiscal 2014. We do not expect that this guidance will materially impact our disclosures included in our Consolidated Financial Statements.

In January 2013, the FASB issued an accounting standards update that will require us to release cumulative translation adjustment (“CTA”) into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment in a foreign entity, a pro rata portion of CTA attributable to the equity method investment would be recognized in earnings upon sale of the investment. When a parent entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the parent no longer has a controlling financial interest in the foreign entity as a result of the sale. In addition, CTA would be recognized in earnings upon a business combination achieved in stages. The update will be effective, on a prospective basis for events beginning in our 2015 fiscal year and applies to all interim periods. We do not expect that this guidance will materially impact our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that requires entities to present reclassifications by component when reporting changes in Accumulated other comprehensive income (“AOCI”) balances. For significant items reclassified out of AOCI to net income in their entirety, entities are required to report the effect on the line items in the Income Statement, either on the face of the Income Statement or in the notes. For significant items not reclassified to net income in their entirety, entities must cross-reference in the notes to the other disclosures that already provide information about those amounts. This new guidance will be adopted in the first quarter of fiscal 2014 on a prospective basis. We do not expect that this guidance will materially impact our consolidated financial statements.

Note 2.    Fair Value Measurements

For assets and liabilities measured at fair value, such amounts are based on an expected exit price representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•

Level 3:    Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Assets measured and recorded at fair value on a recurring basis

There have been no transfers between fair value measurement levels during fiscal 2013. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of March 29, 2013			As of March 30, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash equivalents(1)	$3,469	$—	$3,469	$1,483	$—	$1,483
Marketable equity securities	62	—	62	5	—	5

(1)

Cash equivalents consist of investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

Assets and liabilities measured and recorded at fair value on a nonrecurring basis

Goodwill.    In fiscal 2012, we recorded an impairment of $19 million as a cumulative-effect adjustment in Accumulated deficit, related to an implied fair value measurement made for our Services reporting unit upon the adoption of a new accounting standard. The valuation technique used to estimate the implied fair value of goodwill was an income approach which relied upon Level 3 inputs, which included discounted estimated future cash flows or profit streams.

Indefinite-lived intangible assets.    In fiscal 2012 and 2011, we recorded impairment charges of $4 million and $27 million, respectively, which reduced the gross carrying value of indefinite-lived trade names. The fair value amounts were derived using an income approach which required Level 3 inputs such as discounted estimated future cash flows on profit streams. These impairment charges were due to reductions in expected future cash flows for certain indefinite-lived trade names related to the Security and Compliance segment and the Consumer segment, respectively. These impairment charges were recorded within Impairment of intangible assets in our Consolidated Statements of Income.

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

Note 3.    Business Combinations

Fiscal 2013

On April 2, 2012, we completed the acquisition of a privately-held provider of mobile application management. In exchange for all of the voting equity interests of the acquired company, we paid a total purchase price of $28 million in cash. The objective of the acquisition is to extend our enterprise mobility portfolio to

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Fiscal 2012

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

(2)

Intangible assets included customer relationships, developed technology, and trade names of $82 million, $60 million, and $12 million, respectively, which are amortized over their estimated useful lives of seven to nine years.

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of Clearwell product offerings with our existing product offerings.

Other

In addition to Clearwell, we completed the acquisitions of LiveOffice LLC (“LiveOffice”) and another privately-held company for an aggregate purchase price of $151 million, which consisted of $144 million in cash, net of $7 million cash acquired. The results of operations for the acquired companies have been included in the Storage and Server Management segment and the Security and Compliance segment since their respective acquisition dates. Supplemental pro forma information for these acquisitions was not material to our financial results and therefore not included. For fiscal 2012, we recorded acquisition-related transaction costs of $2 million, which were included in general and administrative expense.

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

Fiscal 2011

Identity and Authentication Business of VeriSign, Inc.

On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), which included a controlling interest in VeriSign Japan K.K. (“VeriSign Japan”) and equity interests in certain other subsidiary entities. In exchange for the assets and liabilities of the acquired business, we paid a total purchase price of $1.29 billion, which consisted of $1.16 billion in cash, net of $128 million cash acquired, and working capital adjustments of $3 million. No equity interests were issued. The results of operations of VeriSign are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for VeriSign was not material to our financial results and therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $11 million, which were included in general and administrative expense.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(2)

Intangible assets included customer relationships of $226 million, developed technology of $123 million and trade names of $5 million, which are amortized over their estimated useful lives of 18 months to nine years. The weighted-average estimated useful lives were 8.0 years for customer relationships and 9.0 years for developed technology. Intangible assets also included indefinite-lived trade names and trademarks of $274 million.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of VeriSign product offerings with our existing product offerings.

(4)	The fair value of the noncontrolling interest was calculated on a market basis using the closing stock price of VeriSign Japan on the date of acquisition.

PGP Corporation

On June 4, 2010, we completed the acquisition of PGP Corporation (“PGP”), a privately-held provider of email and data encryption software. In exchange for all of the voting equity interests of PGP, we paid a total purchase price of $306 million, which consisted of $299 million in cash, net of $7 million cash acquired. The results of operations of PGP are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for PGP was not material to our financial results and therefore not included. For fiscal 2011, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.

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

(2)

Intangible assets included customer relationships of $29 million, developed technology of $39 million, and definite-lived trade names of $3 million, which are amortized over their estimated useful lives of two to eight years. The weighted-average estimated useful lives were 8.0 years for customer relationships, 5.0 years for developed technology, and 2.0 years for definite-lived trade names. Intangible assets also included indefinite-lived in-process research and development (“IPR&D”) of $3 million.

(3)	Goodwill is not tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of PGP product offerings with our existing product offerings.

Others

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

Note 4.    Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Consumer	Security and Compliance	Storage and Server Management	Services	Total
	(In millions)
Net balance as of April 1, 2011(1)	$363	$2,464	$2,648	$19	$5,494
Impairment(2)	—	—	—	(19)	(19)
Additions(3)	—	26	337	—	363
Adjustments	(8)	(4)	—	—	(12)

Net balance as of March 30, 2012(4)	$355	$2,486	$2,985	$—	$5,826
Additions(3)	—	24	—	—	24
Adjustments	—	(3)	(6)	—	(9)

Net balance as of March 29, 2013(4)	$355	$2,507	$2,979	$—	$5,841

(1)

Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services segments were $0.4 billion, $4.9 billion, $7.2 billion, and $0.4 billion, respectively as of April 1, 2011. Accumulated impairments for the Consumer, Security and Compliance, Storage and Server Management, and Services segments were $0, $2.4 billion, $4.6 billion, and $0.4 billion, respectively as of April 1, 2011.

(2)

Due to the adoption of new authoritative guidance at the beginning of fiscal 2012, we were required to perform a goodwill impairment test for our Services reporting unit. As a result, we recognized an impairment loss of $19 million which was recorded to beginning Accumulated deficit as a cumulative-effect adjustment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(3)	See Note 3 for business combinations completed.

(4)

Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services segments were $0.4 billion, $4.9 billion, $7.6 billion, and $0.4 billion, respectively as of March 30, 2012 and March 29, 2013. Accumulated impairments for the Consumer, Security and Compliance, Storage and Server Management, and Services segments were $0, $2.4 billion, $4.6 billion, and $0.4 billion, respectively as of March 30, 2012 and March 29, 2013.

Intangible assets, net

	As of March 29, 2013				As of March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,205	$(1,766)	$439	2 years	$2,219	$(1,499)	$720	3 years
Developed technology	1,917	(1,720)	197	4 years	1,914	(1,654)	260	4 years
Finite-lived trade names	146	(110)	36	2 years	146	(96)	50	3 years
Patents	26	(18)	8	5 years	75	(65)	10	6 years
Indefinite-lived trade names(1)	297	—	297	Indefinite	297	—	297	Indefinite

Total	$4,591	$(3,614)	$977	2 years	$4,651	$(3,314)	$1,337	3 years

(1)	See Note 2 for information regarding impairment charges.

Amortization expense was $355 million, $380 million, and $385 million in fiscal 2013, 2012, and 2011, respectively.

Total future amortization expense for intangible assets that have finite lives, based on our existing intangible assets and their current estimated useful lives as of March 29, 2013, is estimated by fiscal years as follows (in millions):

2014	$210
2015	157
2016	106
2017	87
2018	65
Thereafter	55

Total	$680

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 5.    Supplemental Financial Information

Accumulated other comprehensive income

	As of
	March 29, 2013	March 30, 2012
	(In millions)
Foreign currency translation adjustments, net of (tax benefits) taxes of $(6) million and $16 million as of March 29, 2013 and March 30, 2012, respectively	$181	$174
Unrealized gain on available-for-sale securities, net of taxes of $11 million and $0 million as of March 29, 2013 and March 30, 2012, respectively	16	1

Accumulated other comprehensive income	$197	$175
Less: Accumulated other comprehensive income attributable to noncontrolling interest	—	2

Accumulated other comprehensive income attributable to Symantec Corporation	$197	$173

Gain from sale of joint venture

In fiscal 2008, Symantec formed a joint venture with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). On March 30, 2012, we sold our 49% ownership interest in the joint venture to Huawei for $530 million in cash. The gain of $530 million, offset by costs to sell the joint venture of $4 million, was included in Gain from sale of joint venture in our Consolidated Statements of Income.

Other income (expense), net

In fiscal 2013, we began receiving a tax incentive from the China tax bureau in the form of value-added tax (“VAT”) refunds. The tax incentive is provided to companies that perform software research and development activities in China. The refunds relate to VAT collected on qualifying software product sales. This tax incentive plan enables companies to retrospectively apply the rules back to January 2011. As of March 29, 2013, we recognized cumulative refunds of $33 million, which were included in Other income (expense), net in our Consolidated Statements of Income.

Note 6.    Debt

The following table summarizes components of our debt:

	As of March 29, 2013
	Face Value	Effective Interest Rate		Fair Value(2)
	(In millions)
3.95% Senior Notes, due June 2022 (“3.95% notes”)	$400	4.05%		$412
2.75% Senior Notes, due June 2017 (“2.75% notes due 2017”)	600	2.79%		620
4.20% Senior Notes, due September 2020 (“4.20% notes”)	750	4.25%		799
2.75% Senior Notes, due September 2015 (“2.75% notes due 2015”)	350	2.76%		363
1.00% Convertible Senior Notes, due June 2013 (“1.00% notes”)	1,000	6.78	%(1)	1,291

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	As of March 30, 2012
	Face Value	Effective Interest Rate		Fair Value(2)
	(In millions)
4.20% Senior Notes, due September 2020 (“4.20% notes”)	$750	4.25%		$771
2.75% Senior Notes, due September 2015 (“2.75% notes due 2015”)	350	2.76%		363
1.00% Convertible Senior Notes, due June 2013 (“1.00% notes”)	1,000	6.78	%(1)	1,115

(1)

Represents the interest rate on our debt for accounting purposes while taking into account the effects of amortization of debt discount. Although the effective interest rates of the 1.00% notes were 6.78% for fiscal 2013 and 2012, we are making cash interest payments at the stated coupon rates of 1.00%.

(2)

The fair value of debt relies on Level 2 inputs, which is based on market prices for similar debt instruments and resulting yields. For convertible senior notes, the fair value represents that of the liability component. See Note 1 for our accounting policy of estimating the fair value of our debt.

As of March 29, 2013, future maturities of debt by fiscal years are as follows (in millions):

2014	$1,000
2015	—
2016	350
2017	—
Thereafter	1,750

Total	$3,100

Senior Notes

In fiscal 2013, we issued the 3.95% notes and 2.75% notes due 2017. These are senior unsecured obligations that rank equally in right of payment with our future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.0 billion, less issuance discount of $4 million resulting from sale of the notes at a yield slightly above the stated coupon rate. We also incurred issuance costs of $6 million. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the notes. Interest on these notes is payable semiannually. Contractual interest expense was $26 million in fiscal 2013.

In fiscal 2011, we issued the 4.20% notes and 2.75% notes due 2015. These are senior unsecured obligations that rank equally in right of payment with our future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds from the issuance of the senior notes were $1.1 billion, net of an issuance discount. Interest on these notes is payable semiannually. Contractual interest expense was $41 million, $41 million and $22 million in fiscal 2013, 2012, and 2011, respectively.

Convertible Senior Notes

As of March 29, 2013, $1.0 billion of 1.00% notes is included in Current portion of long-term debt in the Consolidated Balance Sheet. Interest on our convertible senior notes is payable semiannually. Contractual

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

interest expense was $10 million, $11 million, and $16 million in fiscal 2013, 2012, and 2011, respectively. Amortization of the debt discount was $55 million, $56 million, and $96 million in fiscal 2013, 2012, and 2011, respectively.

The following table summarizes information regarding the equity and liability components of the convertible senior notes:

	As of
	March 29, 2013	March 30, 2012
	(In millions)
Principal amount	$1,000	$1,000
Equity component	313	313
Liability component	997	941
Unamortized discount	3	59

Conversion features.    Each $1,000 of principal of the 1.00% notes will initially be convertible into 52.2951 shares of our common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the 1.00% notes may convert their 1.00% notes prior to maturity during specified periods as follows: (1) during any calendar quarter, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the 1.00% notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their 1.00% notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of March 29, 2013, none of the conditions allowing holders of the 1.00% notes to convert had been met.

Concurrently with the issuance of the 1.00% notes, we entered into note hedge transactions with affiliates of certain initial purchasers whereby we have the option to purchase up to 52 million shares, which corresponds to the conversion price $19.12 per share of the notes and is equal to the number of shares of our common stock that notionally underlie the notes. The outstanding options for 52 million shares will expire on June 15, 2013. The options must be settled in the same manner as we settle the 1.00% notes (cash or net shares). Separately, we entered into warrants to affiliates of certain initial purchasers whereby they have the option to purchase up to 52 million shares of our common stock at a price of $27.3175 per share. The warrants expire on various dates through August 30, 2013 and must be settled in net shares on any date which the price per share is at or exceeds $27.3175.

Effect of conversion on earning per share (“EPS”).    In periods prior to conversion, we have included the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the treasury stock method since the notes may be settled in cash or shares at our option. As a result, for the first $1.00 by which the average price of our common stock for a quarterly period exceeds $19.12 per share, the dilutive effect is approximately 2.6 million shares. As the share price continues to increase, additional dilution would occur, and when the average price reaches $27.3175 per share it would yield a dilutive effect of approximately 15.7 million shares. If the average price of our common stock exceeds $27.3175 per share for any quarterly period up through their expiration dates, there is an additional dilutive effect for potential shares that

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

may be issued related to the warrants using the treasury stock method. For the first $1.00 by which the average price exceeds $27.3175 per share, there would be a dilutive effect from both the 1.00% notes and the warrants totaling approximately 18.8 million shares. As the share price continues to increase, additional dilution would occur but at a declining rate. See Note 13 for information regarding the dilutive effect on EPS.

In periods prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation, as their effect would be anti-dilutive. Upon conversion, the note hedge will automatically serve to neutralize the dilutive effect of the 1.00% notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 18.8 million shares in the example above would be reduced to approximately 1.8 million shares. The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which dilutive EPS is calculated and excludes any potential adjustments to the conversion ratio provided under the terms of the 1.00% notes.

In the period of conversion, the 1.00% notes will have no impact on diluted EPS if the notes are settled in cash and will have an impact on dilutive EPS if the notes are settled in shares upon conversion.

Revolving credit facility

In the first quarter of fiscal 2013, we amended our credit facility agreement. The amendment extended the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of March 29, 2013, we were in compliance with all financial covenants, and no amounts were outstanding.

Note 7.    Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs primarily consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, and consulting charges associated with the planning and design phase of a new enterprise resource planning system. Restructuring and transition costs are included in the Other segment.

Restructuring plan

In the fourth quarter of fiscal 2013, the Company announced its strategic direction to streamline and simplify the Company in order to deliver significantly improved performance to customers and partners. The Company intends to focus on key strategic customer offerings and simplify our Go-To-Market strategy and organizational structure. In order to deliver on this focus, the Company initiated a restructuring plan to reduce the layers of management and redundant personnel resulting in headcount reductions across the Company. These actions are expected to be completed in fiscal 2014. As of March 29, 2013, total cost incurred to date is $10 million, primarily related to severance and benefits. We expect to incur total severance and benefit costs between $220 million and $250 million.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Other exit and disposal costs

Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of March 29, 2013, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 30, 2012	Costs, Net of Adjustments(1)	Cash Payments	March 29, 2013	Cumulative Incurred to Date
	(In millions)
Restructuring liabilities:
Restructuring plan—severance	$—	$10	$—	$10	$10

Other exit and disposal costs	16	—	(13)	3

Total restructuring liabilities	$16	$10	$(13)	$13

Transition and other related costs		115

Total restructuring and transition		$125

Balance Sheet:
Other current liabilities	$8			$11
Other long-term obligations	8			2

Total restructuring liabilities	$16			$13

(1)

Adjustments primarily relate to foreign currency exchange rate fluctuations. Included in transition and other related costs is $58 million of costs associated with the planning and design phase of a new enterprise resource planning system, $47 million of severance costs and $10 million of other related costs.

Note 8.    Commitments and Contingencies

Lease commitments

We lease certain of our facilities, equipment, and co-locations under operating leases that expire at various dates beyond fiscal 2018. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense under operating leases was $124 million, $111 million, and $110 million for fiscal 2013, 2012, and 2011, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule by fiscal years of minimum future rentals on noncancelable operating leases as of March 29, 2013 (in millions):

2014	$97
2015	72
2016	59
2017	48
2018	40
Thereafter	104

Total minimum future lease payments	$420
Less: sublease income	3

Total minimum future lease payments, net	$417

Purchase obligations

We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms. The following reflects unrecognized purchase obligations by fiscal years, as of March 29, 2013 (in millions):

2014	$391
2015	21
2016	22
2017	5
2018	1
Thereafter	—

Total purchase obligations	$440

Indemnification

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our Consolidated Financial Statements.

We provide limited product warranties and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Note 9.    Stock Repurchases

The following table summarizes our stock repurchases:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions, except per share data)
Total number of shares repurchased	49	51	57
Dollar amount of shares repurchased	$826	$893	$870
Average price paid per share	$16.98	$17.62	$15.39
Range of price paid per share	$13.09 - 22.27	$15.38 - 20.51	$12.07 - 18.46

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. In the fourth quarter of fiscal 2013, our board of directors authorized a new $1.0 billion stock repurchase program commencing in fiscal 2014. Including our previously approved stock repurchase program, $1.2 billion remains authorized for future repurchases as of March 29, 2013. Both programs do not have an expiration date.

Note 10.    Segment Information

As of March 29, 2013, our reportable segments were as follows:

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

•

Other:    Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It may include certain general and administrative expenses, amortization of intangible assets, impairment of goodwill, intangible assets, and other long-lived assets, stock-based compensation, restructuring and transition expenses, and certain indirect costs that are not charged to the operating segments described above, such as interest income and expense.

There were no intersegment sales for the periods presented. Our chief operating decision maker evaluates performance primarily based on net revenue. Except for goodwill, as disclosed in Note 4, the majority of our assets are not discretely identified by segment.

	Consumer	Security and Compliance	Storage and Server Management	Services	Other	Total Company
	($ in millions)
Fiscal 2013
Net revenue	$2,109	$2,053	$2,479	$265	$—	$6,906
Percentage of total net revenue	30%	30%	36%	4%	0%	100%
Operating income (loss)	1,006	608	960	43	(1,494)	1,123
Operating margin	48%	30%	39%	16%	*
Depreciation, amortization of intangibles, and amortization of debt issuance and discounts expense	37	63	31	3	564	698
Fiscal 2012
Net revenue	$2,104	$1,961	$2,412	$253	$—	$6,730
Percentage of total net revenue	31%	29%	36%	4%	0%	100%
Operating income (loss)	1,012	445	973	41	(1,392)	1,079
Operating margin	48%	23%	40%	16%	*
Depreciation, amortization of intangibles, and amortization of debt issuance and discounts expense	40	56	30	3	583	712
Fiscal 2011
Net revenue	$1,953	$1,636	$2,310	$291	$—	$6,190
Percentage of total net revenue	32%	26%	37%	5%	0%	100%
Operating income (loss)	899	262	1,060	7	(1,348)	880
Operating margin	46%	16%	46%	2%	*
Depreciation, amortization of intangibles, and amortization of debt issuance and discounts expense	39	42	33	4	625	743

*	Percentage not meaningful.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Product revenue information

The following table represents revenue as a percentage of total revenue by significant product categories:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
Core consumer security	27%	28%	28%
Backup	21%	20%	21%
Storage and availability management	8%	9%	10%
Endpoint security and management	8%	9%	10%
Others (1)	36%	34%	31%

Total product revenue	100%	100%	100%

(1)	No other product category was material to the respective totals.

Geographical Information

The following table represents net revenue amounts recognized for sales in the corresponding countries:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
United States	$3,337	$3,240	$3,056
Foreign countries (1)	3,569	3,490	3,134

Total net revenue	$6,906	$6,730	$6,190

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by geographic area:

	As of
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
United States	$903	$885	$835
Foreign countries (1)	219	215	215

Total	$1,122	$1,100	$1,050

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2013 and 2012, there were no significant customers that accounted for more than 10% of our total net revenue. In fiscal 2011, one distributor, Ingram Micro, accounted for 10% of our total net revenue. Our distributor arrangements with Ingram Micro consisted of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements was separately negotiated and was independent of any other contract (such as a master distribution agreement), and these agreements were not based on the same form of contract.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 11.    Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution up to the limits specified in the plan. The maximum match in any given plan year is 3% of the employees’ eligible compensation, up to $6,000. Our contribution under the plan was $26 million, $25 million, and $22 million in fiscal 2013, 2012, and 2011, respectively.

Stock purchase plans

2008 Employee Stock Purchase Plan

In September 2008, our stockholders approved the 2008 Employee Stock Purchase Plan (“2008 ESPP”) and reserved 20 million shares of common stock for issuance thereunder. In September 2010, the 2008 ESPP was amended by our stockholders to increase the shares available for issuance thereunder by 20 million. As of March 29, 2013, 18 million shares have been issued under this plan and 22 million shares remained available for future issuance.

Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2008 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. Stockholders increased the number of shares of stock that may be issued by 50,000 in September 2004, September 2007, and October 2011. The purpose of this plan is to provide the members of the board of directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of March 29, 2013, a total of 132,872 shares have been issued under this plan and 67,128 shares remained available for future issuance.

2004 Equity Incentive Plan

Under the 2004 Equity Incentive Plan (“2004 Plan”), our board of directors, or a committee of the board of directors, may grant incentive and nonqualified stock options, stock appreciation rights, RSUs, RSAs, PRUs or PCSUs to employees, officers, directors, consultants, independent contractors, and advisors to us. These may also be issued to any parent, subsidiary, or affiliate of ours. The purpose of the 2004 Plan is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards of stock options and stock bonuses. Under the terms of the 2004 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Stock options and RSUs generally vest over a four-year period. Stock options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years. An important feature of the 2004 Plan is “fungible share pool”.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

This feature provides for each one share granted as RSU, RSA, PRU, or PCSU to be counted as the issuance of two shares reserved for issuance for the purpose of computing shares remaining available for issuance. Shares subject to stock options or stock appreciation rights reduce the shares available for issuance on a one-for-one basis.

As of March 29, 2013, we have 143 million shares authorized for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 29 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan (“1996 Plan”), 40 million, 50 million, and 55 million shares that were approved for issuance thereunder on the amendment and restatement of the 2004 Plan at our 2006, 2008 and 2010 annual meeting of stockholders, respectively, and a reduction of 49 million shares for the fungible share pool adjustment. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their cancellation will also be added to the 2004 Plan reserve. As of March 29, 2013, 65 million shares remained available for future issuance.

Other stock option plans

Options remain outstanding under several other stock option plans, including the 1996 Plan, and various plans assumed in connection with acquisitions. No further options may be granted under any of these plans.

Performance-based restricted stock units and performance-contingent stock units

During the first quarters of fiscal 2013 and 2012, we granted PRUs to certain senior level employees under our 2004 Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of annual target earnings per share for the applicable fiscal year and (2) our two and three-year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three-year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the Company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition.

On July 24, 2012, Enrique Salem, our former President and Chief Executive Officer (“CEO”), resigned from the Company. Our board of directors appointed Stephen M. Bennett as our new President and CEO, effective July 25, 2012. During the second quarter of fiscal 2013, we granted 115,000 PRUs to our new CEO. These PRUs are subject to vesting based on the same terms and conditions as the aforementioned fiscal 2013 PRU grants, except that the target number of shares our CEO will be eligible to receive at the end of the three-year performance period will be not less than 80,000 shares. Additionally, we granted 450,000 PCSUs to our CEO based on the achievement of specified performance metrics. The PCSUs are also subject to an underlying continued service vesting condition. Each performance metric is based on the average twenty day trailing closing price of Symantec’s common stock (the “Average Closing Price”) over a three-year period beginning with the second quarter of fiscal 2013. Upon achievement and ratification by our board of directors, these awards will vest and release for the fiscal quarter when the Average Closing Price first exceeds $18.00, $20.00, and $22.00, respectively. The price thresholds were achieved during fiscal 2013. The weighted-average grant date fair value per share of PCSUs granted was $13.69 per share.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Valuation of stock-based awards

The following assumptions were used to estimate the fair value of stock awards:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Stock Options:
Expected life	3.5 years	3.8 years	3.5 years
Weighted-average expected volatility	31%	35%	34%
Weighted-average risk-free interest rate	0.52%	1.62%	1.85%
Expected dividends	—	—	—
PRUs and PCSUs:
Expected life	2.6 - 2.9 years	2.8 - 2.9 years
Expected volatility	31% - 32%	48% - 49%
Weighted-average expected volatility	32%	49%
Risk-free interest rate	0.36% - 0.38%	0.65% - 0.90%
Expected dividends	—	—

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Income.

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions, except per share data)
Cost of revenue	$15	$16	$22
Sales and marketing	67	70	58
Research and development	50	49	40
General and administrative	32	29	25

Total stock-based compensation expense	164	164	145
Tax benefit associated with stock-based compensation expense	(48)	(46)	(41)

Net stock-based compensation expense	$116	$118	$104

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — basic	$0.17	$0.16	$0.13
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — diluted	$0.16	$0.16	$0.13

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock options activity

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value (1)
	(In millions, except per share and years data)
Outstanding at March 30, 2012	41	$18.98
Granted	—	—
Exercised	(13)	16.10
Forfeited	(1)	15.74
Expired	(9)	21.97

Outstanding at March 29, 2013	18	$19.86	2.0	$102

Exercisable at March 29, 2013	16	$20.41	1.6	$82
Vested and expected to vest at March 29, 2013	18	$19.90	1.9	$101

(1)

Intrinsic value is calculated as the difference between the market value of our common stock as of the last trading day of the fiscal year and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $24.68, the closing price of our common stock on the last trading day of the fiscal year, as reported by the NASDAQ Global Select Market.

The weighted-average fair value per share of options granted during fiscal 2013, 2012, and 2011 including assumed options was $4.07, $5.23, and $4.04, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011 was $64 million, $40 million, and $43 million, respectively.

As of March 29, 2013, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options was $14 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

Restricted stock activity

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(In millions, except per share and years data)
Outstanding and unvested at March 30, 2012	18	$16.62
Granted	11	15.74
Vested and released	(6)	16.28
Forfeited	(4)	16.34

Outstanding and unvested at March 29, 2013	19	$16.25	1.5	$472

Expected to vest at March 29, 2013	16		1.4	$406

The weighted-average grant date fair value per share of restricted stock granted during fiscal 2013, 2012, and 2011, including assumed restricted stock was $15.74, $18.13, and $14.96, respectively. The total fair value of restricted stock that vested and released in fiscal 2013, 2012, and 2011 was $124 million, $150 million, and $104 million, respectively.

As of March 29, 2013, total unrecognized compensation cost adjusted for estimated forfeitures related restricted stock was $223 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Performance-based restricted stock units activity

Number of Shares
Unvested at March 30, 2012	490,350
Granted	1,373,233
Incremental grants due to performance and market conditions	536,316
Vested and released	—
Issued	(103,195)
Forfeited	(563,948)

Unvested at March 29, 2013	1,732,756

The weighted-average grant date fair value per share of PRUs granted during fiscal 2013 and 2012 was $16.97 and $23.58, respectively. The total fair value of PRUs that were issued in fiscal 2013 was $2 million.

As of March 29, 2013, total unrecognized compensation cost related to the PRUs was approximately $14 million, which is expected to be recognized over the remaining weighted average period of 1.8 years.

Shares reserved

As of March 29, 2013, we had reserved the following shares of authorized but unissued common stock (in millions):

Stock purchase plans	22
Stock award plans	104

Total	126

Note 12.    Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
Current:
Federal	$104	$123	$17
State	23	30	18
International	87	121	70

	214	274	105
Deferred:
Federal	32	32	26
State	6	(9)	3
International	6	1	(29)

	44	24	—

Total provision of income taxes	$258	$298	$105

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Pretax income from international operations was $652 million, $891 million, and $460 million for fiscal 2013, fiscal 2012, and 2011, respectively.

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
Expected Federal statutory tax	$358	$515	$255
State taxes, net of federal benefit	25	12	12
Foreign earnings taxed at less than the federal rate	(96)	(160)	(84)
Domestic production activities deduction	(12)	(20)	(9)
Federal research and development credit	(10)	(12)	(10)
Valuation allowance increase (decrease)	—	5	(15)
Benefit of losses from joint venture	—	(1)	(2)
VERITAS tax positions (including valuation allowance release)	(9)	(52)	(49)
Other, net	2	11	7

	$258	$298	$105

The principal components of deferred tax assets are as follows:

	As of
	March 29, 2013	March 30, 2012
	(In millions)
Deferred tax assets:
Tax credit carryforwards	$54	$43
Net operating loss carryforwards of acquired companies	102	137
Other accruals and reserves not currently tax deductible	144	152
Deferred revenue	93	95
Loss on investments not currently tax deductible	10	23
State income taxes	29	33
Goodwill	—	36
Stock-based compensation	36	60
Other	—	4

	468	583
Valuation allowance	(66)	(55)

Total deferred tax assets	$402	$528
Deferred tax liabilities:
Tax over book depreciation	$(73)	$(41)
Goodwill	(19)	—
Intangible assets	(102)	(208)
Unremitted earnings of foreign subsidiaries	(372)	(329)
Other	(3)	—

Total deferred tax liabilities	$(569)	$(578)

Net deferred tax assets	$(167)	$(50)

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The $66 million total valuation allowance provided against our deferred tax assets as of March 29, 2013 is mainly attributable to net operating loss and tax credit carryforwards of acquired companies, state tax credits, and net operating losses in foreign jurisdictions. The valuation allowance increased by a net of $11 million in fiscal 2013, related mostly to state research tax credits that are not deemed more likely than not to be realized.

As of March 29, 2013, we have U.S. federal net operating losses attributable to various acquired companies of approximately $90 million, which, if not used, will expire between fiscal 2014 and 2032. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $279 million and $68 million, respectively. If not used, our U.S. state net operating losses will expire between fiscal 2014 and 2032 and the majority of our U.S. state credit carryforwards can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $331 million net of valuation allowances, the majority of which, under current applicable foreign tax law, can be carried forward indefinitely.

In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years, we have strong, consistent taxpaying history, we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 29, 2013 of $402 million, after application of the valuation allowances described above, are realizable on a “more likely than not” basis.

As of March 29, 2013, no provision has been made for federal or state income taxes on $2.8 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of March 29, 2013, the unrecognized deferred tax liability for these earnings was $830 million.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits from April 2, 2010 to March 29, 2013 were as follows (in millions):

Balance as of April 2, 2010	$543
Settlements and effective settlements with tax authorities and related remeasurements	(6)
Lapse of statute of limitations	(27)
Increases in balances related to tax positions taken during prior years	13
Decreases in balances related to tax positions taken during prior years	(36)
Increases in balances related to tax positions taken during current year	40

Balance as of April 1, 2011	$527

Settlements and effective settlements with tax authorities and related remeasurements	(62)
Lapse of statute of limitations	(12)
Increases in balances related to tax positions taken during prior years	78
Decreases in balances related to tax positions taken during prior years	(30)
Increases in balances related to tax positions taken during current year	118

Balance as of March 30, 2012	$619

Settlements and effective settlements with tax authorities and related remeasurements	(114)
Lapse of statute of limitations	(98)
Increases in balances related to tax positions taken during prior years	11
Decreases in balances related to tax positions taken during prior years	(20)
Increases in balances related to tax positions taken during current year	14

Balance as of March 29, 2013	$412

Of the $207 million of changes in gross unrecognized tax benefits during the fiscal year as disclosed above, approximately $1 million was provided through purchase accounting in connection with acquisitions during fiscal 2013. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at March 29, 2013, $411 million, if recognized, would favorably affect the Company’s effective tax rate, while $1 million would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

At March 29, 2013, before any tax benefits, we had $46 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was a benefit of approximately $37 million, offset by accruals of $12 million for the year ended March 29, 2013. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2005 through 2013 fiscal years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, our 2009 through 2013 fiscal years remain subject to examination by the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

appropriate governmental agencies for Irish tax purposes, and our 2007 through 2013 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes. Other significant jurisdictions include California, Japan, the UK and India. As of March 29, 2013, we are under examination regarding Symantec U.S. federal income taxes for the fiscal years 2005 through 2008. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2009 through 2010 tax years. We are also under audit by the Singapore income tax authorities for fiscal years 2007 through 2011 and by the Indian income tax authorities for fiscal years 2004 through 2011.

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

On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the VERITAS 2002 through 2005 tax years assessing additional taxes due. We contested $80 million of the tax assessed and all penalties. As a result of negotiations with IRS Appeals in the third quarter of fiscal 2012, we remeasured our liability for unrecognized tax benefits, resulting in a tax benefit of $52 million. We executed the final closing agreement for the VERITAS 2002 through 2005 tax years on December 26, 2012. Accordingly, we recorded a further tax benefit of $3 million during the third quarter of fiscal 2013 based on the closing agreement. Further, we amended our state tax returns for the VERITAS 2002 through 2005 tax years in the fourth quarter of fiscal 2013 to reflect the adjustments in the closing agreement and remeasured our state liability resulting in a benefit of $7 million.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $15 million and $130 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of March 29, 2013, we have $76 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 13.    Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share also include the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of shares underlying outstanding stock options, restricted stock, warrants, and convertible senior notes.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions, except per share data)
Net income	$765	$1,172	$597
Net income per share — basic	$1.09	$1.58	$0.77
Net income per share — diluted	$1.08	$1.57	$0.76
Weighted average outstanding common shares — basic	701	741	778
Dilutive potential shares issuable from assumed exercise of stock options	2	3	4
Dilutive potential shares related to stock award plans	6	4	4
Dilutive potential shares related to convertible senior notes(1)	2	—	—

Weighted average shares outstanding — diluted	711	748	786

Anti-dilutive weighted-average stock options	20	32	47
Anti-dilutive weighted-average restricted stock	2	—	1
Anti-dilutive effect of note hedge(1)	2	—	—

(1)	See Note 6 for information regarding the effects of the convertible senior notes, and the warrants issued and the option purchased in connection with the convertible senior notes.

Note 14.    Noncontrolling Interest

As of March 30, 2012, we owned 54% of VeriSign Japan. During the second quarter of fiscal 2013, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. During the third quarter of fiscal 2013, we acquired the remaining 8% interest for $19 million and it became a wholly-owned subsidiary. The payment for the remaining 8% interest was made in the fourth quarter of fiscal 2013.

The effect of the change in our ownership interest in VeriSign Japan on our equity is as follows:

	Year Ended
	March 29, 2013	March 30, 2012	April 1, 2011
	(In millions)
Net income attributable to Symantec Corporation stockholders	$765	$1,172	$597
Transfers to noncontrolling interest:
Decrease in Symantec Corporation stockholders’ paid-in capital for purchase of 204,189 VeriSign Japan common shares and stock rights	(35)	—	—

Net transfers to noncontrolling interest	(35)	—	—

Change from net income attributable to Symantec Corporation stockholders and transfers to noncontrolling interest	$730	$1,172	$597

Note 15.    Subsequent Event

On May 2, 2013, our board of directors approved a quarterly dividend of $0.15 per share of common stock to be paid on June 27, 2013 to all stockholders of record as of the close of business on June 19, 2013. Any future dividends will be subject to the approval of our board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 17th day of May 2013.

SYMANTEC CORPORATION

By	/s/ Stephen M. Bennett
Stephen M. Bennett
President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen M. Bennett, James A. Beer and Scott C. Taylor, and each or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Stephen M. Bennett Stephen M. Bennett	President, Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2013

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 17, 2013

/s/ Andrew H. Del Matto Andrew H. Del Matto	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 17, 2013

/s/ Daniel H. Schulman Daniel H. Schulman	Chairman of the Board	May 17, 2013

/s/ Michael A. Brown Michael A. Brown	Director	May 17, 2013

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 17, 2013

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	May 17, 2013

Signature	Title	Date

/s/ David L. Mahoney David L. Mahoney	Director	May 17, 2013

/s/ Robert S. Miller Robert S. Miller	Director	May 17, 2013

/s/ V. Paul Unruh V. Paul Unruh	Director	May 17, 2013

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period(1)	Charged Against Revenue and to Operating Expense	Charged to Other Accounts(2)	Amount Written Off or Used	Balance at End of Period(1)
	(In millions)
Year ended March 29, 2013	$103	$252	$173	$(417)	$111
Year ended March 30, 2012	107	227	173	(404)	103
Year ended April 1, 2011	88	237	150	(368)	107

(1)	The balances include allowance for doubtful accounts, reserve for product returns, and reserve for rebates.

(2)	Charged to other accounts include the unrecognized customer rebates and the product returns for unrecognized revenue and are recorded as a reduction of deferred revenue.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/07/12
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.03	Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.04	Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.05	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/03/10

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.06	First Amendment to Credit Agreement, dated June 7, 2012, by and among Symantec Corporation, Wells Fargo Bank, National Association, and the lenders party thereto	8-K	000-17781	10.01	06/11/12
4.07	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10
4.08	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02 to Symantec’s Form 8-K, filed the Commission on September 16, 2010)	8-K	000-17781	4.03	09/16/10
4.09	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02 to Symantec’s Form 8-K, filed the Commission on September 16, 2010)	8-K	000-17781	4.04	09/16/10
4.10	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02 to Symantec’s Form 8-K, filed the Commission on September 16, 2010)	8-K	000-17781	4.03	06/14/12
4.11	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02 to Symantec’s Form 8-K, filed the Commission on September 16, 2010)	8-K	000-17781	4.04	06/14/12
10.01(*)	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10.03(*)	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10.04(*)	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10.05(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	05/24/10

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.06(*)	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10.07(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/01/11
10.08(*)	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10.09(*)	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10.10(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10.11(*)	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10.12(*)	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10.13(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement	10-K	000-17781	10.17	05/20/11
10.14(*)	Clearwell Systems, Inc. 2005 Stock Plan, as amended	S-8	333-175783	99.01	07/26/11
10.15(*)	Form of Clearwell Systems, Inc. Stock Option Agreement	S-8	333-175783	99.02	07/26/11
10.16(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	10-Q	000-17781	10.2	11/03/10
10.17(*)	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10.18(*)	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10.19(*)	Executive Employment Agreement, dated August 21, 2012, between Symantec Corporation and Steve Bennett	8-K	000-17781	10.01	08/23/12
10.20(*)	Employment Offer Letter, dated December 19, 2012, between Symantec Corporation and Stephen Gillett	8-K	000-17781	10.01	12/19/12

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.21(*)	Addendum to Employment Offer Letter, dated December 19, 2012, between Symantec Corporation and Stephen Gillett, dated May 3, 2013					X
10.22(*)	FY12 Long Term Incentive Plan	10-K	000-17781	10.29	05/20/11
10.23(*)	FY13 Long Term Incentive Plan	10-K	000-17781	10.29	05/21/12
10.24(*)	Form of FY13 Executive Annual Incentive Plan — Plan 1 — Chief Executive Officer	10-K	000-17781	10.30	05/21/12
10.25(*)	Form of FY13 Executive Annual Incentive Plan — Plan 2 — Vice President, Senior Vice President, Executive Vice President & Group President	10-K	000-17781	10.31	05/21/12
10.26(*)	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10.27(*)	Symantec Corporation Executive Retention Plan, as amended and restated	10-K	000-17781	10.33	05/21/12
10.28(*)	Symantec Corporation Executive Severance Plan	10-K	000-17781	10.34	05/21/12
10.29(*)	Performance Contingent Stock Unit Award Agreement, dated August 21, 2012, by and between Symantec Corporation and Steve Bennett	10-Q	000-17781	10.02	10/30/12
10.30	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.31†

Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California

		S-1/A	333-83777	10.27 Exhibit C	08/06/99
10.32	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.33	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	02/02/11
21.01	Subsidiaries of Symantec Corporation					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see Signature page to this annual report)					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.