Form 10-K/A
period 2013-03-29
SYMANTEC CORP
filed 2013-07-29
CIK 849399

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

Number of shares outstanding of the registrant’s common stock as of July 1, 2013: 698,379,817

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 29, 2013

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 29, 2013, which we filed with the Securities and Exchange Commission on May 17, 2013. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the President and Chief Executive Officer

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 17, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Criteria for Nomination to the Board

The goal of the Nominating and Governance Committee of the Board of Directors (the “Board”) of the Company is to assemble a board that offers a diverse portfolio of perspectives, backgrounds, experiences, knowledge and skills derived from high-quality business and professional experience. The Nominating and Governance Committee annually reviews the appropriate skills and characteristics required of directors in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders.

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

•

Business Combinations and Partnerships Experience. Directors who have a background in merger and acquisition transactions, joint ventures and partnerships can provide insight into developing and implementing strategies for growing our business through combinations and partnering with other organizations.

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

Our Board of Directors

Our Board currently consists of eight directors, each of whom is nominated and standing for election at our 2013 Annual Meeting of Stockholders (the “Annual Meeting”). Each director is elected to serve a one-year term, with all directors subject to annual election. The Board has nominated the following nominees listed below to serve as directors for the term beginning at the Annual Meeting. The names of each nominee for director, their ages as of July 1, 2013, and other information about each nominee are shown below.

Nominee	Age	Principal Occupation	Director Since
Stephen M. Bennett	59	President, Chief Executive Officer and Director	2010
Michael A. Brown	54	Chairman of the Board, Line 6, Inc.	2005
Frank E. Dangeard	55	Managing Partner, Harcourt	2007
Geraldine B. Laybourne	66	Chairman of the Board, Alloy, Inc.	2008
David L. Mahoney	59	Director	2003
Robert S. Miller	71	Chairman of the Board, American International Group	1994
Daniel H. Schulman	55	Group President- Enterprise Growth, American Express	2000
V. Paul Unruh	64	Director	2005

Mr. Bennett has served as a member of our Board since February 2010 and as our President and Chief Executive Officer since July 2012. He was our Chairman of the Board from October 2011 to January 2013. Mr. Bennett was President and Chief Executive Officer of Intuit, Inc. from January 2000 to January 2008. Prior to Intuit, Mr. Bennett was at General Electric Corporation (GE) for 23 years. From December 1999 to January 2000, he was an executive vice president and a member of the board of directors of GE Capital, the financial services subsidiary of GE. From July 1999 to November 1999, he was President and Chief Executive Officer of GE Capital e-Business, and he was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999. Mr. Bennett also serves as a director of AMR Corporation. He has previously served as a director of a variety of companies, including Intuit, Inc., Qualcomm Incorporated and Sun Microsystems, Inc. He holds a degree in finance and real estate from the University of Wisconsin.

Director Qualifications:

•

Industry and Technology Experience – former President and Chief Executive Officer of Intuit, Inc. and various current and former Board directorships, including Qualcomm Incorporated and Sun Microsystems, Inc.

•	Leadership Experience – former President and Chief Executive Officer of Intuit, Inc. and various executive management positions at General Electric Corporation.

•	Public Company Board Experience – currently serves on the board of AMR Corporation, and served on the boards of Intuit, Inc., Qualcomm Incorporated and Sun Microsystems, Inc.

•	Financial Experiences – former President and Chief Executive Officer of Intuit, Inc., executive management positions at GE, including GE Capital and GE Capital Vendor Financial Services.

Mr. Brown has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Brown had served on the Veritas board of directors since 2003. Mr. Brown is currently the Chairman of Line 6, Inc., a provider of musical instruments, amplifiers and audio gear that incorporate digital signal processing. From 1984 until September 2002, Mr. Brown held various senior management positions at Quantum Corporation, a leader in computer storage products, and most recently as Chief Executive Officer from 1995 to 2002 and Chairman of the Board from 1998 to 2003. Mr. Brown is a member of the board of directors of Quantum Corporation and two private companies. He has previously served as a director of a variety of public companies, including Digital Impact, Maxtor Corporation and Nektar Therapeutics. Mr. Brown holds a master’s of business administration from Stanford Business School and a bachelor’s degree from Harvard University.

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

Mr. Dangeard has served as a member of our Board since January 2007. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson S.A., a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy CEO of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and Vice Chairman in 2000. Prior to joining Thomson, Mr. Dangeard was Managing Director of SG Warburg & Co. Ltd. from 1989 to 1997, and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell LLP, in New York and London. Mr. Dangeard also serves on the boards of Atari, Moser Baer, SonaeCom SGPS and Telenor. Mr. Dangeard has previously served as a director of a variety of companies, including Thomson S.A. and Electricité de France S.A. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and from Harvard Law School.

Director Qualifications:

•	Industry and Technology Experience – former Chairman and Chief Executive Officer of Thomson S.A. and former Deputy CEO of France Telecom

•

Global Experience – Member of the boards of Telenor (Norway), SonaeCom (Portugal), MoserBaer (India); former Chairman and Chief Executive Officer of Thomson S.A. (France); and former Deputy CEO of France Telecom (France).

•

Leadership Experience – Managing Partner of Harcourt, Chairman of Atari, former Chairman and Chief Executive Officer of Thomson S.A., Deputy CEO of France Telecom, Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd.

•	Public Company Board Experience – current member of the boards of Telenor, Atari, Moser Baer and SonaeCom SGPS; and former member of the board of Electricite de France S.A., Thomson S.A.

•	Business Combinations and Partnerships Experience – Chairman of SG Warburg France and lawyer at Sullivan & Cromwell LLP

•

Financial Experiences – Chairman of the Audit Committee of Atari, former Chairman and Chief Executive Officer of Thomson, former Deputy CEO of France Telecom, member of the Audit Committee of Moser Baer and former Chairman of the Audit Committee of Electricite de France.

Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of Alloy, Inc., a private media company, since November 2010. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007 when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, Ms. Laybourne was President of Disney/ABC Cable Networks where she was responsible for overseeing cable programming for the Walt Disney Company and ABC. Ms. Laybourne also serves on the board of J.C. Penney Company, Inc. and another private company. She earned a bachelor of arts degree in art history from Vassar College and a master of science degree in elementary education from the University of Pennsylvania.

Director Qualifications:

•

Leadership Experience – Chairman of the Board of Alloy, Inc., Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC, President of Disney/ABC Cable Networks, President of Nickelodeon and Vice Chairman of MTV Networks.

•	Public Company Board Experiences – current board member of J.C. Penney Company, Inc. Former board member of Electronic Arts, Inc. and Move, Inc.

•	Business Combinations and Partnerships Experience – Founder, former Chairman and Chief Executive Officer of Oxygen Media LLC until it was acquired by NBC Universal.

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

•

Business Combinations and Partnerships Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Financial Experiences – former roles at McKesson HBOC, serves on the Audit Committee of Corcept Therapeutics and served on the Audit Committee of Tercica Incorporated.

Mr. Miller has served as a member of our Board since September 1994. Mr. Miller served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, from February 2012 to February 2013. Mr. Miller served as Executive Chairman of Delphi Corporation, an auto parts supplier from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012; Delphi Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under the USBC in October 2005; and Federal Mogul Corporation and Bethlehem Steel Corporation and certain of their subsidiaries, filed voluntary petitions for reorganization under the USBC in October 2001. Mr. Miller is currently Chairman of American International Group (AIG), an insurance and financial services organization, and MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. Mr. Miller is also a member of the board of directors of Hawker Beechcraft and another private company in addition to AIG and MidOcean Partners. Mr. Miller has previously served as a director of a variety of companies, including Delphi Corporation. Mr. Miller earned a degree in economics from Stanford University, a law degree from Harvard Law School and a master’s of business administration, majoring in finance from Stanford Business School.

Director Qualifications:

•	Global Experience – former Chief Executive Officer of Hawker Beechcraft, Inc. and Chairman of AIG.

•

Leadership Experience – former Chief Executive Officer of Hawker Beechcraft, Inc.; Chairman of AIG and Mid Ocean Partners; former Chairman and Chief Executive Officer of Delphi Corporation; former Chairman and Chief Executive Officer of Federal Mogul Corporation; and former Chairman and Chief Executive Officer of Bethlehem Steel Corporation.

•	Public Company Board Experience – currently serves on the boards of Hawker Beechcraft Inc. and AIG and served on the boards of UAL Corporation and Delphi Corporation.

•	Business Combinations and Partnerships Experience – former Chief Executive Officer of Hawker Beechcraft, Inc.

•	Financial Experiences – serves on the Audit Committee of AIG and served on the Audit Committees of UAL Corporation, Reynolds American, Waste Management and Pope & Talbot.

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

•	Public Company Board Experience – currently serves on the board of Flextronics International Ltd and served on the board of Virgin Mobile USA.

•	Business Combinations and Partnerships Experience – former Chief Executive Officer of Virgin Mobile USA.

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

Director Qualifications:

•	Global Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Leadership Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience – currently serves on the boards of Move, Inc. and Heidrick & Struggles International Inc.

•	Business Combinations and Partnerships Experience – former board member of Veritas Corporation.

•

Financial Experiences – a certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; and serves on the Audit Committees of Move, Inc. and Heidrick & Struggles International, Inc.

Summary of Director Qualifications and Experience

	Bennett	Brown	Dangeard	Laybourne	Mahoney	Miller	Schulman	Unruh
Industry and Technology Expertise.	✓	✓	✓		✓		✓
Global Expertise.			✓			✓		✓
Leadership Experience.	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience.	✓	✓	✓	✓	✓	✓	✓	✓
Business Combinations and Partnerships Experience.			✓	✓	✓	✓	✓	✓
Financial Expertise.	✓	✓	✓		✓	✓	✓	✓
Diversity.				✓

Our Executive Officers

The names of our current executive officers, their ages as of July 1, 2013, and their positions are shown below.

Name	Age	Position
Stephen M. Bennett	59	President and Chief Executive Officer
James A. Beer	52	Executive Vice President and Chief Financial Officer
Andrew H. Del Matto	54	Senior Vice President and Chief Accounting Officer
Francis A. deSouza	42	President, Products and Services
Stephen E. Gillett	37	Executive Vice President and Chief Operating Officer
Scott C. Taylor	49	Executive Vice President, General Counsel and Secretary

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.

For information regarding Mr. Bennett, please refer to “Our Board of Directors” above.

Mr. Beer has served as our Executive Vice President and Chief Financial Officer since February 2006. Prior to joining us, Mr. Beer was Senior Vice President and Chief Financial Officer of AMR Corporation and American Airlines, Inc., AMR’s principal subsidiary, from January 2004 to February 2006. From September 1991 to January 2004, Mr. Beer held other various management positions in finance and operations at American Airlines including leading the airline’s European and Asia Pacific businesses. Mr. Beer holds a bachelor of science in aeronautical engineering from Imperial College, London University and a master of business administration degree from Harvard Business School.

Mr. Del Matto has served as our Senior Vice President and Chief Accounting Officer since April 2012. Mr. Del Matto had served as the Company’s Corporate Treasurer and Vice President of Finance Business Operations since September 2009. During his eight year tenure at the Company, Mr. Del Matto had also led our Corporate Financial Planning and Analysis, and Revenue and Cost Accounting teams. Prior to joining Symantec in January 2005, Mr. Del Matto had been employed by Inktomi Corporation and SGI Corporation in a variety of finance and accounting leadership roles. Mr. Del Matto started his career with KPMG LLP as a certified public accountant. Mr. Del Matto holds a bachelor of science degree from Ohio University and a master’s in business administration degree from Golden Gate University.

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

Mr. Gillett has served as our Executive Vice President and Chief Operating Officer since December 2012. He served as a member of our Board from January 2012 to December 2012. Prior to joining us, Mr. Gillett was Executive Vice President and President, Best Buy Digital, Global Marketing and Strategy of Best Buy Co., Inc., from March 2012 to December 2012. From May 2008 to March 2012, Mr. Gillett was Executive Vice President, Digital Ventures and Chief Information Officer at Starbucks, Inc. Mr. Gillett served as Chief Information Officer of Corbis Corporation, a digital media company, from May 2006 to May 2008. Prior to his role at Corbis, Mr. Gillett held senior technology positions with various technology companies including Yahoo! Inc., CNET Networks and Sun Microsystems, Inc. He received a bachelor’s degree from University of Oregon and a master’s degree in business administration from San Francisco State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires Symantec’s directors, executive officers and any persons who own more than 10% of Symantec’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by SEC regulation to furnish Symantec with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal year 2013, except that one Form 4 reflecting a grant of PCSUs to Stephen M. Bennett was filed late.

Code of Conduct and Code of Ethics

We have adopted a code of conduct that applies to all of our Board members, officers and employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on the Investor Relations section of our website located at www.symantec.com/invest, by clicking on “Corporate Governance” and then “Company Charters”. Any amendments or waivers of our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

Identification of Audit Committee and Financial Expert

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our Board has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	Frank E. Dangeard Robert S. Miller V. Paul Unruh (Chair)

Financial Experts:	Our Board has unanimously determined that all Audit Committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that V. Paul Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations. Mr. Unruh is independent as defined by current NASDAQ listing standards for Audit Committee membership. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated.

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis describes the material elements of Symantec’s executive compensation program for fiscal 2013. For fiscal 2013, our named executive officers (“NEOs”) include the following current officers:

•	Stephen M. Bennett, President, Chief Executive Officer and Director

•	James A. Beer, Executive Vice President and Chief Financial Officer

•	Stephen E. Gillett, Executive Vice President and Chief Operating Officer

•	Francis A. deSouza, President, Products and Services

•	Scott C. Taylor, Executive Vice President, General Counsel and Corporate Secretary

Our NEOs also include, pursuant to applicable SEC rules, the following former executive officers:

•	Enrique Salem, former President and Chief Executive Officer

•	William T. Robbins, former Executive Vice President, Worldwide Sales and Services

•	Janice D. Chaffin, former Group President, Consumer Business Unit

Our Compensation Philosophy and Practices

The overriding principle driving our compensation programs continues to be our belief that it benefits our employees, customers, partners and stockholders to have management’s compensation tied to our current and long-term performance. The following factors demonstrate our continued commitment to pay-for-performance and to corporate governance best practices:

•

We continued to diversify the long-term equity incentive compensation component of our regular annual executive compensation program in furtherance of our philosophy to pay for performance and align the interests of our executive officers with those of our stockholders. After introducing performance-based restricted stock units (“PRUs”), which derive their value in part on a relative measure of our stock price, as a regular part of our program last year, in fiscal 2013 we introduced compensation performance-contingent stock units (“PCSUs”), which derive their value solely on the basis of increases in our stock price, as part of the compensation package for our new CEO.

•

We reward outstanding performance that meets our performance goals, and do not payout performance-based cash or equity awards for unmet goals. Our compensation plans do not have guaranteed payout levels, and are capped to discourage excessive or inappropriate risk taking by our executive officers. For example, our executives did not receive a payout under our FY13 LTIP since our minimum operating cash flow target was not achieved during fiscal 2013 as further described on page 21.

•	We continue to grant PRUs to our named executive officers as a regular part of our annual executive compensation program. We do not award any simple time-vesting stock options to our executives.

•	We ensure that our various incentive plans use different measures which correlate to stockholder value so that no single metric becomes overly weighted in determining payouts.

•

We narrowed our peer group to be more relevant in terms of complexity, global reach, revenue and market capitalization. We selected primarily businesses with an intense software development focus, and software and engineering-driven companies that compete with us for executive and broader talent.

•

We have long-standing stock ownership guidelines for our executive officers, requiring them to hold a minimum value in shares so that they have an even greater financial stake in our company, thereby further aligning the interests of our executive officers with those of our stockholders. We also prohibit the sale of any shares (except to meet tax withholding obligations) if doing so would cause them to fall below the required ownership levels.

•	We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code.

•	We limit any potential severance payments to well under 3x our executive officers’ total target cash compensation.

•

We have clawback provisions in all of our executive compensation plans (providing for the return of any excess compensation received by an executive officer if our financial statements are the subject of a restatement due to error or misconduct).

•

Our executive officers are prohibited from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities, and are also prohibited from pledging their Symantec stock.

•	Our equity incentive plan prohibits the repricing or exchange of equity awards without stockholder approval.

•	We seek stockholder feedback on our executive compensation through an annual advisory vote and ongoing stockholder engagement.

Summary of Compensation Matters During Fiscal 2013

Business Changes and Performance in Fiscal 2013

Our company experienced significant changes during fiscal year 2013. Stephen Bennett was appointed as our President and Chief Executive Officer of our company in July 2012. In January 2013, we announced a new strategy to provide improved, long-term performance for Symantec and thereby deliver increased value to our employees, customers, partners and stockholders. Core to the strategy is delivering better point products and higher-value solutions to our customers, thereby helping to solve their need to protect their information. We have also committed to delivering organic revenue growth of at least 5% and non-GAAP operating margins of more than 30% over the next few years.

In connection with our implementation of this strategy, we have undertaken a significant organizational simplification initiative to reduce management layers and redundancies, increase the speed of decision making and to improve accountability and execution. This initiative has resulted in significant changes to our senior executive leadership team, including the addition of Stephen Gillett as our new Executive Vice President and Chief Operating Officer, and the departures of William Robbins, our former Executive Vice President of Worldwide Sales and Services, and Janice Chaffin, our former Group President, Consumer Business Unit. We are also recruiting world-class talent from some of the most recognized technology companies to strengthen our leadership team. We believe that our new and improved organizational structure will improve our performance and increase stockholder value.

Additionally, in January 2013 we strengthened our commitment to return excess capital to our stockholders by announcing a program of paying quarterly cash dividends and paid our first quarterly cash dividend of $0.15 per share of our common stock to our stockholders in June 2013. We also spent $826 million to repurchase 49 million shares, reducing our common stock outstanding by 7%, or a net 3.7% after adjusting for the issuance of employee stock compensation, during fiscal 2013.

In fiscal 2013, Symantec delivered 3% year-over-year growth in revenue (5% adjusting for currency) and 1% growth in deferred revenue (3% adjusting for currency) driven by strength in our backup business, Software-as-a Service (SaaS), data loss prevention, and managed security services offerings. Our cash flow from operations decreased 16% compared to fiscal 2012 while our cash and cash equivalents (including short-term investments) grew 48% year-over-year. Our non-GAAP net income increased by 5% and non-GAAP diluted earnings per share increased 10% year over year.

Financial and Compensation Metrics

As detailed below, during fiscal 2013, we used three core financial metrics, which we believe are strongly correlated to enterprise value for companies in our sector, to measure company performance under our executive compensation programs: revenue, non-GAAP earnings per share (“EPS”) and cash flow from operations. For a significant portion of the long-term equity incentive compensation component of our regular annual executive compensation program, we also used two other metrics that more directly align the interests of our executive officers to those our stockholders: our stock price and the total stockholder return (“TSR”) ranking for our company as compared to the S&P 500. In addition, individual performance metrics were a factor in the bonus awards of our named executive officers, other than our CEO, under our Executive Annual Incentive Plan. Our non-GAAP EPS was well above our targeted level of performance for the full fiscal year, while revenue came in slightly below our target level. Our cash flow from operations was below our threshold level of performance for fiscal 2013, which resulted in a zero payout under our FY13 LTIP. Consistent with the presentation in our quarterly earnings releases, under our executive compensation programs, we define non-GAAP EPS as diluted net income per share as adjusted to exclude stock-based compensation expense, restructuring and transition charges, charges related to the amortization of intangible assets, non-cash interest expense, value-added tax refunds a tax from the China tax bureau, certain other tax benefits, and the related tax impact of these adjustments.

Highlights of NEO Compensation

Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy as well as with the terms of our compensation arrangements with them. The following are highlights of our named executive officers’ compensation for fiscal 2013 and are discussed in greater detail in this CD&A:

•

For fiscal 2013, approximately 93% of our current CEO’s target total direct compensation was at risk and approximately 78% of the target total direct compensation for our other named executive officers, on average, was at risk.

•

For fiscal 2013, as noted above, we introduced PCSUs to include a component in our CEO’s compensation that is directly tied to increasing our stock price, rewarding our CEO for providing tangible value to our stockholders. In the event that none of the stock performance metrics were met during the grant term, the PCSUs would have been forfeited. As illustrated in the graph below, Symantec’s stock increased meaningfully since Mr. Bennett became CEO of our company on July 25, 2012. The graph also compares a stockholder’s return on an investment of $100 in our common stock versus the S&P 500 Composite Index and the S&P Information Technology Index during fiscal 2013 (April 2, 2012 to March 29, 2013):

Additionally, the following are highlights of changes that we have implemented in our executive compensation program for fiscal 2014:

•

We have restructured our executive annual incentive bonus to place more emphasis on performance. Under the FY14 Executive Annual Incentive Plans, the named executive officers will be eligible to receive performance-based incentive bonuses based on the Company’s achievement of targeted non-GAAP operating income for fiscal 2014, as modified by the Company’s achievement of targeted revenue during fiscal 2014. The level of achievement of these two metrics will fund a bonus pool and the payout to each executive is tied more directly to his or her individual performance rating than in the past.

•

We have discontinued using a long-term cash incentive awards as a component of our long-term executive compensation program. Instead, our long-term compensation will be comprised entirely of long-term equity incentive awards to better align the interests of our executives with those of our stockholders.

•

Based in part on feedback obtained from our ongoing engagement with stockholders and their advisers, our Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) adjusted our peer group to include companies that are more similar to us in terms of complexity, global reach and revenue and market capitalization. They selected primarily businesses with an intense software development focus, and software and engineering-driven companies that compete with us for executive and broader talent.

•

We have eliminated the duplication of the targeted non-GAAP EPS metric in both the cash annual incentive plan and the PRU equity incentive plan. In fiscal 2014, the cash annual incentive plan metric will be non-GAAP operating income, which we believe our executives have a more direct ability to affect.

•

To enhance the alignment between our executive officers and stockholder interests, in July 2013 we increased the level of our stock ownership guidelines for our Chief Operating Officer and President, Products and Services so that they have a minimum holding requirement of 3x their base salaries.

“Say on Pay” Advisory Vote on Executive Compensation

We hold an advisory vote on executive compensation, commonly known as “Say-on-Pay,” on an annual basis. While these votes are not binding, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation programs and philosophy as disclosed in our proxy statement on an annual basis. The Compensation Committee values our stockholders’ opinions and the Board and the Compensation Committee consider the outcome of each vote when making future compensation decisions for our named executive officers. In addition to the annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation matters generally. These engagement efforts take place through telephone calls, in-person meetings and correspondence with our stockholders.

We have received approximately 98% and 97% of the votes cast on the advisory vote in favor of our executive compensation in fiscal 2011 and fiscal 2012, respectively. The Board and the Compensation Committee considered these favorable outcomes and believed they conveyed our stockholders’ support of our existing executive compensation philosophy and programs; therefore, these outcomes did not have a material impact on executive compensation decisions and policies for fiscal 2013. Nonetheless, the Compensation Committee introduced a few changes to the structure of our executive compensation programs for fiscal 2014 based on feedback received from a majority of our top 100 investors and their advisers. The Compensation Committee adjusted our peer group as described further on page 15. The Compensation Committee also changed the metrics for our cash annual incentive plans for fiscal 2014 so that the same metrics are not used for our all of our performance-based compensation, including PRU awards, as described starting on pages 12.

Roles of Our Compensation Committee, Executive Officers and Consultants in our Compensation Process

The Compensation Committee, which is comprised entirely of independent directors, is responsible for overseeing all of Symantec’s compensation programs, including the review and recommendation to the independent directors of our Board of all compensation arrangements for our CEO and the review and approval of the compensation payable to our other named executive officers.

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

As part of its engagement in fiscal 2013, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our director and executive compensation programs, the design of awards under and proposed performance metrics and ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $370,000 for executive compensation services in fiscal 2013. In addition, with the Compensation Committee’s approval, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $2.495 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

The Compensation Committee establishes our compensation philosophy, approves our compensation programs and solicits input and advice from several of our executive officers and Mercer. As mentioned above, our CEO provides the Board of Directors and the Compensation Committee with feedback on the performance of our executive officers and makes compensation recommendations (other than with respect to his own compensation) that go to the Compensation Committee for their approval. For example, during fiscal 2013, our CEO requested that the Compensation Committee place greater emphasis on individual performance in connection with its evaluations under our executive annual incentive plan, and the Compensation Committee accommodated his request, enhancing the degree to which payments were earned based on leadership and certain other accomplishments. Our CEO, Chief Human Resources Officer and General Counsel regularly attend the Compensation Committee’s meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding Symantec’s performance, and other advice specific to their areas of expertise. In addition, at the Compensation Committee’s direction, Mercer works with our Chief Human Resources Officer and other members of management to obtain information necessary for Mercer to make their own recommendations as to various matters as well as to evaluate management’s recommendations.

FACTORS WE CONSIDER IN DETERMINING OUR COMPENSATION PROGRAMS

We apply a number of compensation policies and analytic tools in implementing our compensation principles. These policies and tools guide the Compensation Committee in determining the mix and value of the compensation components for our named executive officers, consistent with our compensation philosophy. They include:

Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for our named executive officers emphasizes variable pay in the form of short- and long-term cash and equity awards. Short-term results are measured by annual revenue, non-GAAP earnings per share and, for all our named executive officers other than our CEO, individual performance. Long-term results are measured by stock price appreciation, achievement of operating cash flow targets and the achievement of the total stockholder return ranking for our company as compared to the S&P 500.

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

For fiscal 2013, we generally targeted the pay positioning for our executive officers at the 50th percentile of the relevant market composite for salary, and continued to gradually shift our target for the variable pay elements from the 50th percentile to the 65th percentile, subject to individual and company performance.

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that the Compensation Committee, based on the advice of Mercer, believes represent Symantec’s competition in the broader talent market. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data, which we obtain from the Radford Global Technology Survey, Radford Global Sales Survey and Kenexa IPAS Global High Technology survey, provides compensation information on a broader group of executives and from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

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

The Compensation Committee reviews our peer group on an annual basis, with input from Mercer, and the group may be adjusted from time to time based on, among other inputs, a comparison of revenues, market capitalization, industry and peer group performance. The Compensation Committee used the below peer group in setting the compensation for our named executive officers, other than our current CEO and Mr. Gillett, at the beginning of fiscal 2013. For our current CEO, the Compensation Committee adjusted the below peer group by eliminating Apple and Oracle from its analysis in an effort to limit skewing of the data due to the higher CEO compensation levels.

Fiscal 2013 Symantec Peer Group
Adobe Systems Incorporated	Electronic Arts Inc.	NetApp, Inc.
Analog Devices, Inc.	EMC Corporation	Oracle Corporation
Apple Inc.	Harris Corporation	Qualcomm Incorporated
CA, Inc.	Juniper Networks, Inc.	Seagate Technology Plc
Cisco Systems, Inc.	Lexmark International, Inc.	Yahoo! Inc.

Based in part on feedback obtained from a majority of our top 100 investors and their advisers, as well as input from Mercer, and after taking into consideration what is appropriate for our company, stockholders and management team, our Compensation Committee adjusted our peer group in October 2012. This peer group will serve as our peer group for fiscal 2014 as the change occurred too late in the year to make an impact on executive compensation policies or decisions for fiscal 2013, other than for Mr. deSouza’s adjusted compensation following his appointment as President, Products and Services as we transitioned to our new organizational structure in January 2013. The following criteria were used to select our updated peer group:

•	Businesses with an intense software development focus

•	Similar breadth of complexity and global reach as Symantec

•	Annual revenue of $1.5 billion—$13.0 billion

•	Market capitalization of $4.0 billion—$61.0 billion

•	Software and engineering-driven companies in the Silicon Valley with which we compete for executive and broader talent

The Compensation Committee has used the below peer group in setting the compensation for our CEO and named executive officers for fiscal 2014:

Fiscal 2014 Symantec Peer Group
Activision Blizzard, Inc.	eBay Inc.	Nuance Communications, Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	salesforce.com, inc.
Autodesk, Inc.	EMC Corporation	Synopsys, Inc.
BMC Software, Inc.	Intuit Inc.	VMware, Inc.
CA, Inc.	NetApp, Inc.	Yahoo! Inc.
Citrix Systems, Inc.

The Compensation Committee uses these peer companies for comparative purposes, as discussed above. In fiscal 2013, compensation for individual executive officers was not dependent on how we performed relative to these peers with respect to particular financial metrics. Further information regarding the financial results and performance of any of the peer companies may be found in periodic reports those companies file with the SEC.

Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured with a large portion of their total direct compensation paid based on the performance of our company and the individual. In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, individual performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and our other named executive officers (including base salary, target annual bonus, target and accrued award payments under the Long Term Incentive Plans, and the value of vested and unvested equity awards actually or potentially issued).

The percentage of an executive officer’s compensation opportunity that is “at-risk,” or variable instead of fixed, is based primarily on the officer’s level of influence at Symantec. Executive officers generally have a greater portion of their pay at risk through short- and long-term incentive programs than the rest of our employee population because of their relatively greater responsibility and ability to influence our company’s performance. Typically, a materially higher proportion of the CEO’s compensation opportunity is at-risk relative to our other named executive officers because the nature of his role and ability to influence our company’s performance. As illustrated by the following charts, for fiscal 2013, approximately 93% of our current CEO’s target total direct compensation (sum of base salary, target annual incentive, target cash long-term- incentive and grant date fair value of equity awards) was at-risk, and on average approximately 78% of our other named executive officers’ compensation opportunity was at-risk compensation, except for our former CEO who had approximately 91% of his compensation opportunity in the form of at-risk compensation.

Form and Mix of Long-Term Equity Incentive Compensation: The long-term equity incentive compensation component of our regular annual executive compensation program consists of PRUs and restricted stock units (“RSUs”) for all of our named executive officers and, beginning in fiscal 2013, PCSUs for our chief executive officer. We allocated a significantly larger portion of the value of the CEO’s target total long-term equity incentive award in the form of PCSUs and PRUs than in time-vested RSUs, as depicted in the chart above. We believe these allocations strike the appropriate balance between performance and retention for long-term equity incentive awards. We no longer offer stock options as a regular part of our annual executive compensation program.

For fiscal 2013, our current CEO received approximately 44% of the value of his target total direct compensation in the form of PCSUs, 17% in PRUs and 16% in RSUs. Other named executive officers received (excluding our former CEO), on average, approximately 18% of the target value of their equity compensation in the form of PRUs and 26% in RSUs. Our former CEO received approximately 34% of the value of his target long-term equity incentive award compensation in the form of PRUs and 18% in RSUs.

These percentages (and other percentage-based equity awards values discussed below) are based on the grant date fair value of the shares of common stock underlying the RSUs, and the grant date fair value of the PRUs and PCSUs at the target level award size. The awards made to our named executive officers, other than the CEO, are determined by the Compensation Committee after reviewing recommendations made by the CEO. In determining its recommendations to the independent directors of the Board, in the case of CEO compensation, and in making compensation decisions with respect to other named executive officers, the Compensation Committee may consider factors such as the individual’s responsibilities, the individual’s performance, industry experience, current pay mix, total compensation competitiveness, long-term equity and cash awards previously granted to the individual, retention considerations, and other factors.

Compensation Risk Assessment: The Compensation Committee, in consultation with Mercer, has conducted its annual risk analysis on Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on Symantec.

COMPENSATION COMPONENTS

The major components of compensation for our named executive officers during fiscal 2013 were: (i) base salary, (ii) short-term cash incentive awards, (iii) long-term cash incentive awards, and (iv) equity incentive awards.

I. Base Salary

The Compensation Committee reviews the named executive officers’ salaries annually as part of its overall competitive market assessment and may make adjustments based on talent, experience, performance, contribution levels, individual role, positioning relative to market, and our overall salary budget. The independent members of the Board of Directors review the CEO’s salary in executive session (i.e., without any executives present), and changes are considered in light of market pay assessments and the Board’s annual CEO performance evaluation, in each case without the participation of our CEO. In setting the base salaries for the other named executive officers, the Compensation Committee also considers the recommendations of the CEO based upon his annual review of their performance. Although the Compensation Committee takes into account the factors and information described above during its review and determination of the base salary for each executive officer, it does not assign a specific weight to any element and does not measure individual performance against an objective standard in the evaluation of an executive officer’s base salary. Instead, these reviews and determinations are based on the Compensation Committee’s subjective judgment taking into account all available information, including the competitive market assessment.

In connection with the hiring of our Chief Executive Officer in July 2012, we negotiated an employment arrangement with him that provides for an annual base salary of $1,000,000. In negotiating and setting his annual base salary, the Compensation Committee roughly targeted the median of our adjusted CEO peer group for fiscal 2013 and also took into consideration his talents, leadership experience and track record as a CEO.

The Compensation Committee used a different approach to determine Mr. Gillett’s annual base salary. In his case, the Compensation Committee targeted the level of Mr. Gillett’s annual base salary with reference to his annual base salary with his then-current employer, recognizing that this would create challenges with respect to internal pay equity and the amount was significantly above the 50th percentile of our peer group for fiscal 2013. This salary level is not expected to change in the foreseeable future, and this was communicated to and accepted by Mr. Gillett. The Compensation Committee used this approach to attract Mr. Gillett because it believed that it would need to offer him compensation that would neutralize the cash impact of his departure from his then-current employer, where he had served for only nine months. In this regard, the Compensation Committee also awarded Mr. Gillett two one-time bonuses totaling $3,865,000 as an inducement to accept our offer of employment. The amount of these one-time sign-on bonuses were designed to partially offset his forfeiture of various bonuses, including $2,552,000 of previously-paid bonuses that Mr. Gillett was obligated to repay, as a result of his departure from his then-current employer. Mr. Gillett will be required to repay all or a proportion of the sign-on bonuses should he leave our company prior to completing five years of service (the proportion being dependent on how many years of employment he served at the time of his departure).

Base salaries for Ms. Chaffin and for Messrs. Beer, Taylor, Salem, Robbins and, for substantially all of fiscal 2013, deSouza remained the same from the previous year, as their annual base salaries were deemed effective in continuing to achieve the Compensation Committee’s goals for this component of executive compensation. Mr. deSouza was appointed as our President, Products and Services in connection with our transition to a new organizational structure in January 2013. In connection with his appointment to this new position, he received a 61% increase in recognition of his increased responsibilities. The following table presents each named executive officer’s base salary for fiscal 2013 as compared to fiscal 2012:

Name of NEO	Change in Salary	FY13 Salary ($)		Description
Stephen M. Bennett	n/a	1,000,000	(1)	Mr. Bennett was hired as President and CEO in July 2012. The Compensation Committee deems his salary as competitive and appropriate for his position.
James A. Beer	—	700,000		Mr. Beer did not receive a salary increase in fiscal 2013. The Compensation Committee deems his salary as competitive and appropriate for his position.
Stephen E. Gillett	n/a	875,000	(2)	Mr. Gillett was hired as Executive Vice President and COO in December 2012. His base salary is equal to the base salary he had with his former employer, and is considered to be fixed with no anticipated increase if he remains in this position.
Francis A. deSouza	61%	700,000	(3)	Mr. deSouza’s annual base salary for substantially all of fiscal 2013 was $435,000. He did not receive a salary increase for fiscal 2013 until he received a 61% increase in January 2013 in connection with his appointment as our President, Products and Services as we transitioned to our new organizational structure.
Scott C. Taylor	—	420,000		Mr. Taylor did not receive a base salary increase in fiscal 2013. The Compensation Committee deems his salary as competitive and appropriate for his position.
Enrique Salem	—	800,000		Mr. Salem did not receive a base salary increase in fiscal 2013.
William T. Robbins	—	475,000		Mr. Robbins did not receive a base salary increase in fiscal 2013.
Janice D. Chaffin	—	500,000		Ms. Chaffin did not receive a base salary increase in fiscal 2013.

(1)	Mr. Bennett received a prorated salary of $684,028 based on his period of employment as our President and Chief Executive Officer in fiscal 2013.
(2)	Mr. Gillett received a prorated salary of $241,951 based on his period of employment as our Executive Vice President and Chief Operating Officer in fiscal 2013.
(3)

Mr. deSouza received a salary of $486,301 in fiscal 2013. This amount reflects payments based on his original base salary of $435,000 for the first nine months of fiscal 2013 and his adjusted salary for the remainder of fiscal 2013.

II. Executive Annual Incentive Plan

The Executive Annual Incentive Plans for our executive officers are adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2008. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentive plans that are designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To support collaboration within the senior leadership group, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee typically measures the achievement of named executive officers (other than our CEO) against individual performance targets as well. Beginning in fiscal 2013, upon the recommendation of our CEO, the Compensation Committee placed greater emphasis on individual performance in connection with its evaluations under the Executive Annual Incentive Plans. While the substance of many of the evaluation criteria used in prior years to evaluate business unit performance continued to be used in fiscal 2013, the Compensation Committee enhanced the degree to which payments were earned based on leadership and certain other accomplishments.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using peer group and survey data and taking into account other factors, such as internal equity and competitive pressures affecting retention. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2013:

	FY13 Target % of Base		FY13 Target ($)
Stephen M. Bennett	150		1,500,000
James A. Beer	100		700,000
Stephen E. Gillett	125		1,093,750
Francis A. deSouza	125	(1)	875,000	(1)
Scott C. Taylor	65		273,000
Enrique Salem	150		1,200,000
William T. Robbins	105		498,750
Janice D. Chaffin	95		475,000

(1)

Mr. deSouza’s target increased from 90% of his base salary of $435,000 to 125% of his base salary of $700,000 in January 2013 in connection with his appointment as our President, Products and Services as we transitioned to our new organizational structure.

In general, the award opportunities for fiscal 2013 were determined based on the relevant market data (consistent with the Compensation Committee’s then-stated goal to gradually shift the relevant market composite we target for our performance-based pay elements from the 50th percentile to the 65th percentile), desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer. The Compensation Committee used a different approach to determine the award opportunity for Mr. Gillett. In his case, the Compensation Committee targeted a percentage of base salary that was lower than his award opportunity with his former employer but between the percentage of base salary used to establish the award opportunities for our CEO and CFO, recognizing that, due to the size of his annual base salary, such a percentage would create challenges with respect to internal pay equity and cause his opportunity to be significantly above the 65th percentile of our peer group for fiscal 2014.

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

Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are established at or about the beginning of each plan year. Our management develops proposed goals with reference to a variety of factors, including our historical performance, internal budgets, market and peer performance, and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary, and approves the goals, the range of performance, and the weighting of the goals. Following the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events that were not anticipated in establishing the performance measures), determines the extent of achievement and approves the payment of annual cash incentives, if warranted. In determining the achievement of performance metrics for fiscal 2013, the Compensation Committee made adjustments to the non-GAAP EPS target for the completion of our June 2012 debt offering. The determination of awards for the revenue and non-GAAP EPS metrics is formulaic, while the individual performance metric is determined based on a qualitative evaluation of the individual’s performance against pre-established objectives with input from our CEO. In rating the individual’s performance, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers are made solely by the Compensation Committee. Although the Compensation Committee has the discretion to adjust awards as appropriate, it did not exercise such discretion for fiscal 2013.

The performance measures and weightings under the Fiscal Year 2013 Executive Annual Incentive Plans for the named executive officers were as follows:

	Revenue	Non- GAAP EPS	Individual Performance
CEO	50%	50%	N/A
Other NEOs	50%	20%	30%

We used the above performance metrics because:

•	Over time, revenue and non-GAAP EPS measures have strongly correlated with stockholder value creation for Symantec;

•	The revenue and non-GAAP EPS measures are transparent to investors and are included in our quarterly earnings releases;

•	The revenue and non-GAAP EPS measures balance growth and profitability;

•	The performance goals used for the individual performance component align with our operational and strategic objectives; and

•	The individual performance metric provides a balance in incentive compensation as it focuses on rewarding strong performances in connection with our operational and strategic objectives.

Revenue and non-GAAP EPS performance targets are established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets, and market expectations.

For the revenue metric, for every 1% achievement above target the payout increases by 10%; for every 1% achievement under target the payout decreases by 5%; there is a zero payout if the achievement is below 94%; and the payout is capped at 200% of target for achievement at or above 110%. For the non-GAAP EPS metric, for every 1% achievement above or below target the payout increases or decreases by 5%; there is a zero payout if the achievement is below 95%; and the payout is capped at 150% of target for achievement at or above 110%. For the individual performance metric, the payout ranges from 0% to 150%. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and the relative payout at each level under the Fiscal Year 2013 Executive Annual Incentive Plans:

	Revenue Performance as % of Target	Revenue Payout as % of Target	EPS Performance as % of Target	EPS Payout as % of Target
Threshold	94	70	95	75
Target	100	100	100	100
Maximum	110	200	110	150

The performance objectives used to determine the achievement of the individual performance metric are established at or shortly after the beginning of the fiscal year. The objectives chosen are measurable goals and communicated internally within our company. Each individual performance metric includes several objectives for the following three key categories and results are monitored quarterly:

•	Employee – includes objectives to promote a high-performing organization

•	Customer – includes objectives to promote customer and partner satisfaction

•

Stockholder – includes objectives to promote strong financial performance, higher stock price and improve stockholder returns while discouraging excessive or inappropriate risk taking by the executive officer

The CEO evaluates the performance level of each named executive officer’s performance against the pre-determined goals following the end of fiscal year and then makes a recommendation to the Compensation Committee. The Compensation Committee then reviews the CEO’s compensation recommendations for the other named executive officers, makes any appropriate adjustments, and approves their compensation. The potential payout for the individual performance metric ranges from 0% to 150% based on achievement of the preset goals.

Achievement of Fiscal Year 2013 Performance Metrics:

For fiscal 2013, our revenue target was $7,037 million and our non-GAAP EPS target was $1.66 per share. The Compensation Committee determined that we achieved 99.1% of the revenue metric, resulting in a 95% payout for that portion of the plan based on the plan target amount, and 107.5% of the non-GAAP EPS metric, resulting in a payout for that portion of the plan at 135% of the plan target amount. For purposes of calculating achievement of these metrics, consistent with the presentation of non-GAAP EPS in our quarterly earnings releases, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

For fiscal 2013, the individual performance payout level for Messrs. Beer, deSouza, Gillett, Taylor and Ms. Chaffin reflected strong performance ratings as measured by the objectives for the three key categories described above. Our named executive officers’ fiscal 2013 annual incentive payout level by performance metric, total payout as percentage of target opportunity and total payout amounts are provided in the table below:

	Revenue Payout %	EPS Payout %	Individual Performance Payout %	Total Payout as % of Target	Payout Amount ($)
Stephen M. Bennett	95	135	n/a	115.0	1,173,760	(1)
James A. Beer	95	135	90	101.5	710,500
Stephen E. Gillett	95	135	115	109.0	321,858	(2)
Francis A. deSouza	95	135	115	109.0	521,104	(3)
Scott C. Taylor	95	135	105	106.0	289,380
Enrique Salem	—	—	—	—	—	(4)
William T. Robbins	—	—	—	—	—	(4)
Janice D. Chaffin	95	135	100	104.5	496,375

(1)	Mr. Bennett received a prorated award payout based on his period of employment as our President and Chief Executive Officer in fiscal 2013.
(2)	Mr. Gillett’s received a prorated award based on his period of employment as our Executive Vice President and Chief Operating Officer in fiscal 2013.
(3)	Mr. deSouza’s award reflects a payment based on his original base salary for the first nine months of fiscal 2013 and his adjusted salary for the remainder of fiscal 2013.
(4)	Messrs. Salem and Robbins were not eligible for an award since they were not employed with us at the end of fiscal 2013.

III. Long Term Incentive Plan (LTIP)

In April 2012, the Compensation Committee approved our long term incentive plan for fiscal 2013 (FY13 LTIP). Under the terms of this plan, named executive officers were eligible to receive performance-based compensation based upon the level of attainment of target operating cash flow for the fiscal year ending March 29, 2013. The Compensation Committee believes that the plan provided an ongoing retention and performance incentive by balancing the restricted stock unit and performance-based restricted stock unit vesting periods (four years and three years, respectively) with a component that enhances the alignment to long-term financial performance. The FY13 LTIP was adopted pursuant to the SEIP most recently approved by our stockholders in 2008.

FY13 LTIP Target Opportunities: The target bonus amounts under the FY13 LTIP were $750,000 for Stephen M. Bennett; $425,000 for Ms. Chaffin and Messrs. Beer, deSouza and Robbins; $350,000 for Mr. Taylor; and $2,100,000 for Mr. Salem. Mr. Gillett did not participate in the FY13 LTIP due to his December 2012 start date.

FY13 LTIP Performance Measure and Target Setting: Under the FY13 LTIP, the long-term incentive metric was measured at the end of the one-year performance period (i.e., the end of fiscal 2013) and, subject to the meeting of the performance target and satisfaction of continuing service requirements, would have been paid following the last day of the second fiscal year following the end of the performance period (i.e., the end of fiscal 2015). We believed the combination of this performance metric and time-based vesting requirement provided appropriate performance incentives and promoted the long-term retention of our executive officers. By basing the FY13 LTIP payout on operating cash flow, the plan focused on a specific, measurable corporate goal that was aligned with generating stockholder value, and provided performance-based compensation based upon the actual achievement of the goal. We believed that the exclusive metric of operating cash flow, as opposed to revenue or non-GAAP EPS, appropriately focused our executives on tangible growth and cost reduction opportunities. Operating cash flow is also a direct measure of business success and balances the annual plan measures that are not subject to some of the timing issues associated with the accounting rules relating to revenue and non-GAAP EPS, which can lead to fluctuations in results that are not necessarily directly tied to our business success.

Participants received no payments under the FY13 LTIP since at least 85% of the budgeted operating cash flow target was not achieved. A participant would be eligible for 25% of the target FY13 LTIP award if at least 85% of the budgeted operating cash flow target were achieved with respect to the performance period and for up to 200% of the target FY13 LTIP award if at least 120% of budgeted operating cash flow was attained with respect to the performance period. The following table presents the threshold, target and maximum performance levels of the operating cash flow target as a percentage of the performance target and the relative payout at each level as a percentage of the applicable target opportunity under the FY13 LTIP:

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

For fiscal 2013, our operating cash flow target was $1,919 million and we achieved actual operating cash flows of $1,593, or 83% of our target, resulting in a zero payout under our FY13 LTIP.

Our named executive officers’ fiscal 2013 LTIP target awards, actual awards and total payout as percentage of target opportunity are provided in the table below:

	LTIP Target ($)		LTIP Actual Award ($)	Payout as % of Target
Stephen M. Bennett	750,000		—	—
James A. Beer	425,000		—	—
Stephen E. Gillett	n/a	(1)	n/a	n/a
Francis A. deSouza	425,000		—	—
Scott C. Taylor	350,000		—	—
Enrique Salem	2,100,000	(2)	—	—
William T. Robbins	425,000	(2)	—	—
Janice D. Chaffin	425,000		—	—

(1)	Mr. Gillett did not participate in the FY13 LTIP.
(2)	Messrs. Salem and Robbins would not have been eligible for an award since they were not employed with us at the end of fiscal 2013.

IV. Equity Incentive Awards

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

Our 2004 Equity Incentive Plan provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including PRUs and PCSUs). For fiscal 2013, the equity incentive component of our executive compensation program consisted of PRUs and RSUs for all of our named executive officers and PCSUs for our CEO (as described in more detail below, including under the Summary Compensation Table and Grants of Plan-Based Awards table on pages 29 and 34, respectively). We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2013, four of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

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

As discussed below, the Compensation Committee believes that for fiscal 2013, a mix of time-based RSUs and PRUs (and, in the case of our CEO, PCSUs) is the appropriate long-term equity incentive for named executive officers, and stock options are no longer granted to the named executive officers as a regular part of our annual executive compensation program. For fiscal 2013, approximately 44% of our CEO’s target total direct compensation (sum of base salary, target annual incentive, target cash long-term incentive and grant date fair value of equity awards) was granted in the form of PCSUs, 17% in the form of PRUs and approximately 16% in the form of RSUs. For fiscal 2013, approximately 34% of our former CEO’s target total direct compensation was granted in the form of PRUs and approximately 18% in the form of RSUs. In addition, on average, 18% of our current named executive officers’ (other than our CEO, our former CEO and Mr. Gillett, who did not receive a PRUs due to his December 2012 start date) target total direct compensation was granted in the form of PRUs and approximately 26% in the form of RSUs. This mix of equity incentive awards reflected our philosophy to allocate a significantly larger portion of the value of the CEO’s target total long-term equity incentive award in the form of PRUs and PCSUs than time-vested RSUs, and an equal target value of PRUs and RSUs to our other named executive officers.

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

Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2013 provided that each award vests in four equal annual installments.

Performance-based Restricted Stock Units (PRUs): The Compensation Committee grants PRUs in furtherance of our pay for performance philosophy. Implementation of this program represents an important step taken by our Compensation Committee to continue to drive a pay-for-performance culture with a component directly linked to our total stockholder return over two and three-year periods. Unlike our restricted stock unit awards, the shares underlying the PRUs awarded for fiscal 2013 are eligible to be earned only if we achieve the same non-GAAP EPS metric for the Executive Annual Incentive Plan for fiscal 2013. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of fiscal 2014 and 2015, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. If any target shares become eligible (the “eligible shares”) to be earned in fiscal 2014 and 2015 as a result of achievement of the non-GAAP EPS metric for fiscal 2013, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the two years ended March 28, 2014 and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned on March 28, 2014 if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the three years ended April 3, 2015. Subject to certain exceptions (including acceleration of vesting upon a change in control of our company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2015), and the named executive officer must be employed by us at the end of such period in order to vest in the award.

For fiscal 2013, our non-GAAP EPS target under the PRUs was $1.66 per share. The Compensation Committee determined that we achieved 108% of this metric, resulting in 112% of the target shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by Symantec through the last day of fiscal 2015 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met.

Performance-Contingent Stock Units (PCSUs) For fiscal 2013, the independent members of the Board granted PCSUs for the first time to our CEO to include a component in his compensation that was directly tied to increasing our stock price, rewarding our CEO for providing direct value to our stockholders. Mr. Bennett was granted 450,000 PCSUs that were subject to vesting provisions as follows: upon certification by the Compensation Committee at the end of each fiscal quarter, beginning with the second fiscal quarter of fiscal 2013, that the volume weighted average closing price of the our common stock is at or above the price thresholds of $18.00, $20.00 or $22.00 (for an average 20-day trading period at the end of each fiscal quarter), then 150,000 of the total shares subject to the PCSU shall vest upon our first achievement of the lowest price threshold, 300,000 of the total shares shall vest upon our first achievement of the middle price threshold, and all of the shares shall vest upon our first achievement of the highest price threshold. In the event that none of the these price thresholds were achieved during the period ending at the end of fiscal 2015, then all PCSUs would be forfeited. As illustrated in the table below, each of these price thresholds was achieved during fiscal 2013, resulting in full settlement of the PCSUs.

The stock price performance goals were established based on the intent to deliver substantial returns to stockholders relative to Symantec’s stock price of $13.18 before Mr. Bennett was announced as our new President and CEO on July 25, 2012. The $18.00 hurdle represented a 37% increase in value, while the $22.00 hurdle was a 67% increase in value over the $13.18 price. In addition, the Compensation Committee wanted to ensure that the stock price hurdles represented a strong return to stockholders if the performance goals took longer to achieve. For example, achieving an $18.00 stock price over a 3-year period would have implied an annualized 11% stockholder return, while achieving the $22.00 hurdle would have implied an annualized return of nearly 19% over a 3-year period.

Following the announcement of the appointment of Mr. Bennett as our President and CEO, we experienced a significant short-term rise in our stock price, and it took several weeks before the final awards were able to be granted to Mr. Bennett on September 10, 2013. By the time the PCSU grants were made, the stock price had risen to $17.99. At that point, the Compensation Committee felt it was still appropriate to recognize the underlying performance basis as the stock price at which Mr. Bennett took the CEO role, or $13.18.

The following table summarizes the number of shares granted, value of each award and the total value of the equity awards for each named executive officer as of the Grant Date (values of restricted stock unit awards are based upon the closing price for a share of our common stock of $15.53 on May 10, 2012 for Messrs. Beer, deSouza, Taylor, Salem and Robbins; $18.96 on September 10, 2012 for Mr. Bennett; and $19.94 on January 10, 2013 for Mr. Gillett).

	Target PRUs (#)	PRU Value at Grant Date ($)	RSUs (#)	RSU Value at Grant Date ($)	PCSUs (#)	PCSUs Value at Grant Date ($)	Total Target Equity Incentive Awards Value at Grant Date($)
Stephen M. Bennett	115,000	2,410,400	115,000	2,180,400	450,000	6,156,000	10,746,800
James A. Beer	40,000	664,000	40,000	621,200	—	—	1,285,200
Stephen E. Gillett	(1)	(1)	51,229	1,021,506	—	—	1,021,506
Francis A. deSouza	50,000	830,000	50,000	776,500	—	—	1,606,500
Scott C. Taylor	27,500	456,500	27,500	427,075	—	—	883,575
Enrique Salem	177,143	2,940,574	102,857	1,597,369	—	—	4,537,943
William T. Robbins	45,000	747,000	45,000	698,850	—	—	1,445,850
Janice D. Chaffin	30,000	498,000	30,000	465,900	—	—	963,900

(1)	Mr. Gillett did not receive a PRU grant due to his December 2012 start date.

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. For purposes of these calculations, each full-value award grant (e.g., restricted stock unit and performance-based restricted stock unit) is treated as the equivalent of the grant of two options in order to recognize the economic difference in the equity vehicle types. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2013, our gross burn rate was 3.37%, our net burn rate was 0.93%, and our overhang was 17.95%.

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

Change of Control and Severance Arrangements: The vesting of certain stock options, RSUs, PRUs and PCSUs held by our named executive officers will accelerate if they experience an involuntary (including constructive) termination of employment under certain circumstances. In addition, payouts to our named executive officers under our Long Term Incentive Plan will accelerate under certain circumstances. For additional information about these arrangements, see “—Other Benefits—Change of Control and Severance Arrangements” below and “Potential Payments Upon Termination or Change in Control,” below.

Other Awards

Certain business conditions may warrant using additional compensation approaches to attract, retain or motivate executives. Such conditions include acquisitions and divestitures, attracting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards. For example, in fiscal 2013, the Compensation Committee determined that it should offer special incentives to attract Mr. Gillett because it believed that we would need to offer him compensation that would neutralize the cash impact of his departure from his then-current employer, where he had served for only nine months. In this regard, the Compensation Committee awarded Mr. Gillett two one-time sign-on bonuses totaling $3,865,000 as an inducement to accept our offer of employment. The amount of these one-time sign-on bonuses were designed to offset his forfeiture of various bonuses and obligations, including $2,552,000 of previously-paid bonuses that Mr. Gillett was obligated to repay, as a result of his departure from his then-current employer. The sign-on bonuses are subject to full or partial repayment by Mr. Gillett if he voluntarily leaves our company or is terminated for cause within five years of his start date as set forth in detail in the employment offer letter and as further described in the Summary Compensation Table on page 29.

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

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $150,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. One of our named executive officers participated in this plan during fiscal 2013. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2013,” on page 37.

Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. In addition, Mr. Gillett also received reasonable reimbursement for certain relocation expenses associated with his move to the San Francisco Bay Area. The Compensation Committee provides certain perquisites because it believes they are for business-related purposes or are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 29).

Change of Control and Severance Arrangements: Our Executive Retention Plan provides (and, in the case of PRUs and PCSUs, the terms of the PRUs and PCSUs, respectively provide) participants with double trigger acceleration of equity awards and, if applicable, become immediately exercisable, where equity vesting and exercisability is only accelerated in the event the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of our company (as defined in the plan). In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. In the case of the PCSUs granted during fiscal 2013, 225,000 shares (or, if less than 225,000 shares, the full number of unvested shares then remaining) shall vest in addition to any shares that have previously vested, and any remaining unvested shares subject to the PCSU shall be forfeited, if the change of control occurs between the beginning of fiscal 2013 and the end of fiscal 2015 and prior to the date on which all of the shares have vested. In the case of our LTIP, participants will receive an accelerated payout (either of the amount that had been accrued for the participants (or 100% of target in certain cases) if we experience a change in control of our company, or if the participant’s employment is terminated without cause after the applicable performance period has been completed (assuming the threshold performance for such period has been achieved). See “Potential Payments Upon Termination or Change in Control—Long Term Incentive Plan” below.

We believe that the double trigger acceleration provision appropriately achieves the intent of the applicable plan without providing an undue benefit to executives who continue to be employed following a change in control transaction. The intent of the plan is to enable named executive officers to have a balanced perspective in making overall business decisions in the context of a potential acquisition of our company, as well as to be competitive with market practices. The Compensation Committee believes that change in control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave our company before a transaction closes.

Following the end of fiscal 2012, the Compensation Committee conducted an ordinary course review of the change in control and severance arrangements applicable to our executive officers. Taking into account consolidation within our industry and the practices prevalent within our peer group, the Compensation Committee modified these arrangements in order to improve retention of our senior executives whose roles would likely be eliminated in connection with a change in control of our company. Specifically, our Executive Retention Plan was amended to provide for the payment of a cash severance benefit for the named executive officers equal to one times such officer’s base salary and target payout under the Executive Annual Incentive Plan applicable to such named executive officer under the same circumstances equity awards would accelerate under the Executive Retention Plan. In addition, the Compensation Committee adopted the Symantec Corporation Executive Severance Plan, which provides certain severance benefits to our executive offers, including the named executive officers, in the event that such executive officers are involuntarily terminated other than for cause (as defined in the plan). Under the terms of this plan, eligible executive officers are entitled to receive a severance payment equal to one year of base salary. Payment of the foregoing benefit is subject to the applicable officer returning a release of claims. The Symantec Corporation Executive Severance Plan replaced the Symantec Corporation Severance Plan, which provided 10 weeks of base salary for the first year of service plus two weeks of base salary for every additional year of service. The Compensation Committee determined to modify these arrangements for the same reason it adopted our Executive Retention Plan.

In connection with his appointment to President and CEO in 2013, we entered into an employment agreement with Stephen Bennett that provides him with certain benefits upon the involuntary termination of his employment under certain circumstances, including acceleration of vesting and severance payments in connection with a change of control.

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

Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2013, are disclosed under “Potential Payments Upon Termination or Change in Control” below.

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. We have maintained stock ownership requirements for our executive officers since October 2005. For fiscal 2013 our executive officers were required to hold the following minimum number of shares:

•	CEO: 5x base salary

•	CFO: 3x base salary

•	Group Presidents and Executive Vice Presidents: 2x base salary

In July 2013, to further enhance the alignment between our executive officers’ and stockholders’ interests, the Compensation Committee further modified the stock ownership requirements to increase the minimum levels our COO and President, Products and Services are expected to hold starting in fiscal 2014:

•	CEO: 5x base salary

•	CFO, COO and President, Products and Services: 3x base salary

•	Executive Vice Presidents: 2x base salary

Stock options and unvested RSUs, PRUs and PCSUs do not count toward stock ownership requirements.

The executive officer is required to acquire and thereafter maintain the stock ownership required within four years of becoming an executive officer of Symantec (or four years following the adoption date of these revised guidelines). During the four-year transitional period, each executive officer must retain at least 50% of all net (after-tax) equity grants until the required stock ownership level has been met.

As of March 29, 2013, Messrs. Bennett, Beer and Taylor have reached the stated ownership requirements for fiscal 2013. Messrs. deSouza and Gillett have until July 2017 to meet the stated thresholds. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement(1) (# of shares)	Holdings as of March 29, 2013
Stephen M. Bennett	202,594	224,191
James A. Beer	85,090	125,904
Stephen E. Gillett	106,362	17,876
Francis A. deSouza	85,090	45,196
Scott C. Taylor	34,036	34,662

(1)	Based on the closing price for a share of our common stock of $24.68 on March 29, 2013

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

Insider Trading, Hedging and Pledging Policies

Our Insider Trading Policy prohibits all directors and employees from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities, including, but not limited to, trading in Symantec-based option contracts (for example, buying and/or writing puts and calls). It also prohibits pledging Symantec stock as collateral for a loan.

In addition, our Insider Trading Policy prohibits our directors, officers, employees and contractors from purchasing or selling Symantec securities while in possession of material, non-public information. It also requires that each of our directors, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and President, Products and Services conduct open market sales of our securities only through use of stock trading plans adopted pursuant to Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows insiders to sell and diversify their holdings in our stock over a designated period by adopting pre-arranged stock trading plans at a time when they are not aware of material nonpublic information about us, and thereafter sell shares of our common stock in accordance with the terms of their stock trading plans without regard to whether or not they are in possession of material nonpublic information about the Company at the time of the sale. All other executives are strongly encouraged to trade using 10b5-1 plans.

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

Deductibility by Symantec. Under Section 162(m) of the Internal Revenue Code, we may not receive a federal income tax deduction for compensation that is not performance-based (as defined in the Section 162(m) rules) paid to the Chief Executive Officer and the next three most highly compensated executive officers (other than our Chief Financial Officer) to the extent that any of these persons receives more than $1,000,000 in nonperformance-based compensation in any one year. However, we strive to maximize the tax deductibility of our compensation awards since our philosophy is to provide the largest proportion of compensation as performance-based. While the Compensation Committee considers the deductibility of awards as one factor in determining our executive compensation, it also looks at other factors in making its executive compensation decisions and retains the flexibility to grant awards or pay compensation the Compensation Committee determines to be consistent with its goals for Symantec’s executive compensation program even if the awards are not deductible by Symantec for tax purposes.

Tax Implications for Officers. Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change in Control” (beginning on page 37 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross-ups related to this excise tax under Code Section 4999.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2013 were Geraldine B. Laybourne, David L. Mahoney and Daniel H. Schulman for the entire fiscal year, Stephen M. Bennett through July 24, 2012, and Michael A. Brown since July 24, 2012. None of the members of the Compensation Committee in fiscal 2013 were at any time during fiscal 2013 or at any other time an officer or employee of Symantec or any of its subsidiaries, except for Mr. Bennett, who served as our CEO following his resignation from the Compensation Committee in July 2012, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2013.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

By: The Compensation and Leadership Development Committee of the Board of Directors:

Stephen M. Bennett (resigned effective July 24, 2012)

Michael A. Brown (Chair)

Geraldine B. Laybourne

David L. Mahoney

Daniel H. Schulman

Summary of Compensation

The following table shows for the fiscal year ended March 29, 2013, compensation awarded to or paid to, or earned by, each individual who served as our Chief Executive Officer during fiscal 2013, our Chief Financial Officer, the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal 2013 and two former executive officers who would have been among our most highly compensated executive officers had they remained an executive officer through the end of the fiscal year (the “named executive officers”).

Summary Compensation Table for Fiscal 2013

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Stephen M. Bennett President and Chief Executive Officer	2013	684,028	(3)	—		10,746,800	(4)(5)	—	1,173,760	(6)	392,000	(7)	12,996,588

James A. Beer Executive Vice President, Chief Financial Officer	2013	700,000		—		1,285,200	(4)	—	710,500	(6)	20,372	(8)	2,716,072
	2012	700,000		—		2,629,000		—	1,111,250	(9)	99,556	(10)	4,539,806
	2011	700,000		—		505,400		398,060	1,117,050	(11)	19,632	(12)	2,740,142

Stephen E. Gillett Executive Vice President and Chief Operating Officer*	2013	241,951	(13)	3,865,000	(14)	1,021,506		—	321,858	(6)	270,000	(15)	5,720,315

Francis A. deSouza President, Products & Services	2013	486,301	(16)	—		1,606,500	(4)	—	521,104	(6)	10,740	(17)	2,624,645
	2012	435,000		—		3,509,200		—	794,250	(18)	62,822	(19)	4,801,272

Scott C. Taylor Executive Vice President, General Counsel and Corporate Secretary	2013	420,000		—		883,575	(4)	—	289,380	(6)	14,599	(20)	1,607,554

Former Officers

Enrique Salem Former President and Chief Executive Officer	2013	262,009	(21)	—		4,537,943	(4)	—	3,344,444	(22)	2,700,000	(23)	10,844,396
	2012	800,000		—		5,280,000		—	3,210,000	(24)	98,462	(25)	9,388,462
	2011	750,000		—		1,732,800		1,711,658	4,281,250	(26)	33,975	(27)	8,509,683

William T. Robbins Former Executive Vice President, Worldwide Sales and Services	2013	356,250	(28)	—		1,445,850	(4)	—	686,563	(29)	520,114	(30)	3,008,777
	2012	475,000		—		2,629,000		—	904,269	(31)	69,946	(32)	4,078,215
	2011	475,000		—		361,000		238,836	875,400	(33)	35,427	(34)	1,985,663

Janice D. Chaffin Former Group President, Consumer Business Unit	2013	500,000		—		963,900	(4)	—	793,875	(35)	542,420	(36)	2,800,195
	2012	500,000		—		1,244,400		—	885,625	(37)	85,431	(38)	2,715,456
	2011	500,000		—		505,400		398,060	890,250	(39)	60,631	(40)	2,354,341

(1)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASB Accounting Standards Codification (“FASC”) Topic 718 for restricted stock unit awards in fiscal years 2011-2013, PRUs in fiscal years 2012-2013 and, solely in the case of Mr. Bennett in fiscal 2013, PCSUs, each awarded under Symantec’s 2004 Equity Incentive Plan. Mr. Gillett was not awarded PRUs in fiscal 2013 due to his December 2012 start date. The grant date fair values for RSUs were determined based on the closing share price of our common stock on the date of grant. For a discussion of the valuation methodology used to value the PRUs during fiscal 2012 and 2013 and PCSUs awarded during fiscal 2013, see footnote 4 and 5, respectively, to the Summary Compensation Table below.
(2)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for option awards granted under Symantec’s 2004 Equity Incentive Plan. We calculate the grant date fair value of stock options using the Black-Scholes option pricing model. The following table includes the assumptions used to calculate the aggregate grant date fair value of awards reported for fiscal 2011. The assumptions listed below are consistent with the assumptions that we used to report stock option valuations and expense in the consolidated financial statements contained in our annual report on Form 10-K for fiscal year 2013:

Grant Date	Volatility (%)	Expected Life (Years)	Risk-Free Interest Rate (%)
6/10/2010	34.02	3.51	1.93

(3)	Mr. Bennett received a prorated salary of $684,028 based on his period of employment as our President and Chief Executive Officer in fiscal 2013.

(4)	The PRUs awarded in fiscal 2012 and 2013 are based on a three-year performance period. The PRUs are eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance which is the same metric used for the Executive Annual Incentive Plan for fiscal 2013. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500 (the market-related component) in the subsequent fiscal years. If any target shares become eligible (the “eligible shares”) to be earned at the end of the fiscal year of grant as a result of achievement of the performance-related component, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the first and second fiscal years and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the first, second and third fiscal years. Because the performance-related component is based on separate measurements of our financial performance only in the first year of the three-year performance period, FASC Topic 718 requires the grant date fair value to be calculated at the commencement of the performance period. Consistent with FASC Topic 718, the full grant date fair value for the market-related component, or the TSR adjustment, for the entire three-year performance cycle is included in the amounts shown for fiscal 2013 (the year of grant) and was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRUs were awarded in fiscal 2012 and 2013.

The table below sets forth the grant date fair value determined in accordance with FASC Topic 718 principles established in fiscal 2012 and 2013 for the performance-related component of these awards (i) based upon the probable outcome of the fiscal 2012 and 2013 performance-related component as of the grant date, and (ii) based upon achieving the maximum level of performance under the fiscal 2012 and 2013 performance-related component as of the grant date. Also set forth below are the grant date fair values pertaining to the market-related component or the TSR adjustment and significant inputs and assumptions used in the Monte Carlo model, determined upon grant in fiscal 2012 and 2013, and which is not subject to probable or maximum outcome assumptions.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market- Related Component Grant Date Fair Value ($)
Stephen M. Bennett	2013	2,410,400	3,205,832	2,410,400
James A. Beer	2013 2012	783,520 964,000	883,120 1,282,120	664,000 964,000
Stephen E. Gillett	2013	—	—	—
Francis A. deSouza	2013 2012	979,400 919,200	1,103,900 1,222,536	830,000 919,200
Scott C. Taylor	2013 2012	538,670 574,500	607,145 764,085	456,500 574,500
Enrique Salem	2013 2012	3,469,877 3,615,000	3,910,963 4,807,950	2,940,573 3,615,000
William T. Robbins	2013 2012	881,460 964,000	993,510 1,282,120	747,000 964,000
Janice D. Chaffin	2013 2012	587,640 689,400	662,340 916,902	498,000 689,400

Grant Date	Grant Date Fair Value ($)	Volatility (%)	Risk-Free Interest Rate (%)
5/9/2011	24.10	48.67	0.90
6/10/2011	22.98	48.33	0.65
5/10/2012	16.60	32.21	0.36
9/10/2012	20.96	31.17	0.38

(5)	The PCSUs awarded to our CEO in fiscal 2013 are based on the achievement of specified performance metrics. The PCSUs are also subject to an underlying continued service vesting condition. Each performance metric is based on the average twenty day trailing closing price of Symantec’s common stock (the “Average Closing Price”) over a three-year period beginning with the second quarter of fiscal 2013. Upon achievement and ratification by the Board, these awards will vest and release for the fiscal quarter when the Average Closing Price first exceeds $18.00, $20.00, and $22.00, respectively. The price thresholds were achieved during fiscal 2013. The weighted-average grant date fair value per share of PCSUs granted was determined to be $13.69 per share, using a Monte Carlo model.

(6)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2013, which was earned in fiscal 2013 and paid in fiscal 2014.
(7)	Represents $12,000 in Company’s contributions to Mr. Bennett’s account under its 401(k) plan and the following non-employee director compensation paid to Mr. Bennett prior to his becoming our President and Chief Executive Officer in July 2012:

Fees Earned or Paid inCash ($)*	Stock Awards ($)†**		Total ($)
130,013††	249,987	††	380,000

*	Mr. Bennett received the following annual fees: (i) $15,000 for serving on the Compensation Committee; (ii) $15,000 for serving on the Nominating and Governance Committee; and (iii) $100,000 for his role as Chairman of the Board.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
**	Mr. Bennett was granted 12,547 RSUs on May 7, 2012, with a per share fair value of $15.94 and a full grant date fair value of $199,999.
††	In lieu of cash, Mr. Bennett received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 3,136 shares at a per share fair value of $15.94 and a full grant date fair value of $49,988. The balance of his fee, $13.00, was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(8)	Represents (a) $521 for coverage of expenses related to attendance at the FY12 Board retreat, (b) $11,111 for membership fees, (c) $2,740 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(9)	Represents (a) $665,000 for Mr. Beer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 accrued on Mr. Beer’s behalf for performance during fiscal 2012 under the FY12 LTIP. Mr. Beer will be eligible to receive the FY12 LTIP award if he remains employed by the Company through the last day of fiscal 2014.
(10)	Represents (a) $80,105 for a one-time payout of accrued PTO balance earned under our paid-time off (PTO) policy, (b) $11,111 for membership fees, (c) $2,340 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(11)	Represents (a) $652,050 for Mr. Beer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 accrued on Mr. Beer’s behalf for performance during fiscal 2011 under the FY11 LTIP.
(12)	This amount represents (a) $426 for coverage of expenses related to Mr. Beer’s attendance at the FY10 Board retreat, (b) $10,556 for membership fees, (c) $2,400 for reimbursement for tax services, and (d) $6,250 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(13)	Mr. Gillett’s received a prorated salary of $241,951 based on his period of employment as our Executive Vice President and Chief Operating Officer in fiscal 2013. His annual base salary is $875,000.
(14)	Represents two one-time sign-on bonuses designed to partially offset Mr. Gillett’s forfeiture of various bonuses, including $2,552,000 of previously-paid bonuses that he was obligated to repay in full, as a result of his departure from his former employer. Mr. Gillett is obligated to repay all or a portion of these sign-on bonuses if he voluntarily leaves the Company or is terminated for cause prior to December 21, 2017.

(15)	Represents the following non-employee director compensation paid to Mr. Gillett prior to his becoming our Executive Vice President and Chief Operating Officer in December 2012:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†**		Total ($)
20,013††	249,987	††	270,000

*	Mr. Gillett received an annual fee of $20,000 for serving on the Audit Committee.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
**	Mr. Gillett was granted 12,547 RSUs on May 7, 2012, with a per share fair value of $15.94 and a full grant date fair value of $199,999.
††	In lieu of cash, Mr. Gillett received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 3,136 shares at a per share fair value of $15.94 and a full grant date fair value of $49,988. The balance of his fee, $13.00, was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(16)	Mr. deSouza’s base salary increased from $435,000 to $700,000 in January 2013 in connection with his appointment as our President, Products and Services as we transitioned to our new organizational structure. Accordingly, this amount reflects payments based on his original base salary of $435,000 for the first nine months of fiscal 2013 and his adjusted salary for the remainder of fiscal 2013.
(17)	Represents (a) $3,201 for reimbursement for tax services, and (b) $7,539 for the Company’s contributions to Mr. deSouza’s account under its 401(k) plan.
(18)	Represents (a) $348,000 for Mr. deSouza’s annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 for Mr. deSouza’s performance during fiscal 2012 under the FY12 LTIP. Mr. deSouza will be eligible to receive the FY12 LTIP award if he remains employed by the Company through the last day of fiscal 2014.
(19)	Represents (a) $53,538 for PTO payout, (b) $2,521 for reimbursement for tax services, and (c) $6,763 for the Company’s contributions to Mr. deSouza’s account under its 401(k) plan.
(20)	Represents (a) $959 for coverage of expenses related to attendance at the FY12 Board retreat, (b) $1,111 for membership fees, (c) $6,529 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(21)	Represents salary paid through the effective date of Mr. Salem’s resignation, July 24, 2012.
(22)	Represents payouts of $933,333 under the FY12 LTIP and $2,411,111 under the FY11 LTIP pursuant to the terms.
(23)	Represents severance pay pursuant to Mr. Salem’s Employment Agreement. See “Potential Payments Upon Termination or Change in Control” below.
(24)	Represents (a) $1,110,000 for Mr. Salem’s annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $2,100,000 accrued on Mr. Salem’s behalf for performance during fiscal 2012 under the FY12 LTIP. Mr. Salem received a pro-rated amount of the FY12 LTIP award based on the terms of the FY12 LTIP.
(25)	Represents PTO payout for Mr. Salem.
(26)	Represents (a) $1,181,250 for Mr. Salem’s annual bonus under the Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $3,100,000 accrued on Mr. Salem’s behalf for performance during fiscal 2011 under the FY11 LTIP. Mr. Salem received a pro-rated amount of the FY11 LTIP award based on the terms of the FY11 LTIP.

(27)	Represents coverage of expenses related to Mr. Salem’s attendance at the FY10 sales achiever’s trip.
(28)	Represents salary paid through the effective date of Mr. Robbins’ termination. His position was eliminated effective October 24, 2012, and he remained employed for a transitional period until December 31, 2012.
(29)	Represents payouts of $260,313 under the FY12 LTIP and $426,250 under the FY11 LTIP pursuant to the terms.
(30)	Represents (a) $22,743 for coverage of expenses related to Mr. Robbins’ attendance at our FY12 sales achiever’s trip, (b) $2,805 for coverage of expenses related to attendance at our FY12 Board retreat, (c) $4,566 for reimbursement for tax services, (d) $475,000 for severance, and (e) $15,000 payment under our Executive Severance Plan.
(31)	Represents (a) $458,019 for Mr. Robbins’ annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 for Mr. Robbins’ performance during fiscal 2012 under the FY12 LTIP. Mr. Robbins received a pro-rated amount of the FY12 LTIP award based on the terms of the FY12 LTIP.
(32)	Represents (a) $58,462 for PTO payout, (b) $9,196 for coverage of expenses related to attendance at the FY11 sales achiever’s trip, and (c) $2,288 for coverage of expenses related to attendance at the FY11 Board retreat.
(33)	Represents (a) $410,400 for Mr. Robbins’ annual bonus under the Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 for Mr. Robbins’ performance during fiscal 2011 under the FY11 LTIP. Mr. Robbins received a pro-rated amount of the FY11 LTIP award based on the terms of the FY11 LTIP.
(34)	Represents (a) $33,115 for coverage of expenses related to Mr. Robbins’ attendance at the FY10 sales achiever’s trip, (b) $1,018 for coverage of expenses related to attendance at the FY10 Board retreat, and (c) $1,294 for reimbursement for tax services.
(35)	Represents (a) $496,375 for Ms. Chaffin’s annual bonus under the Executive Annual Incentive Plan for fiscal 2013, which was earned in fiscal 2013 and paid in fiscal 2014, and (b) $297,500 under the FY12 LTIP pursuant to the terms.
(36)	Represents (a) $19,320 for coverage of expenses related to Ms. Chaffin’s attendance at our FY12 sales achiever’s trip, (b) $2,100 for reimbursement for tax services, (c) $6,000 for the Company’s contributions to Ms. Chaffin’s account under its 401(k) plan, (d) $500,000 for severance, and (e) $15,000 payment under our Executive Severance Plan.
(37)	Represents (a) $439,375 for Ms. Chaffin’s annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 for Ms. Chaffin’s performance during fiscal 2012 under the FY12 LTIP. Ms. Chaffin received a pro-rated amount of the FY12 LTIP award based on the terms of the FY12 LTIP.
(38)	Represents (a) $54,006 for PTO payout, (b) $14,827 for coverage of expenses related to attendance at the FY11 sales achiever’s trip, and (c) $598 for coverage of expenses related to attendance at the FY11 Board retreat, (d) $10,000 for reimbursement for tax services, (e) $6,000 for the Company’s contributions to Ms. Chaffin’s account under its 401(k) plan.
(39)	Represents (a) $425,250 for Ms. Chaffin’s executive annual bonus under her Executive Annual Incentive Plan for fiscal 2011, which was earned in fiscal 2011 and paid in fiscal 2012, and (b) $465,000 accrued on Ms. Chaffin’s behalf for performance during fiscal 2011 under the FY11 LTIP.
(40)	This amount represents (a) $52,726 for coverage of expenses related to Ms. Chaffin’s attendance at the Company’s FY10 sales achiever’s trip, (b) $1,530 for reimbursement for tax services, and (c) $6,375 for the Company’s contributions to Ms. Chaffin’s account under its 401(k) plan.

The following table shows for the fiscal year ended March 29, 2013, certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2013

											All Other Stock Awards: Number of Shares of Stock or Units(5) (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards(4)
Name	Grant Date(1)	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Stephen M. Bennett	9/10/12	739,979	(2)	1,020,661	(2)	1,786,157	(2)				115,000		—	—	2,180,400
		127,583	(3)	510,331	(3)	1,020,661	(3)	80,000	115,000	229,425	115,000		—	—	2,410,400
											450,000	(6)			6,156,000
James A. Beer	5/10/12	423,500	(2)	700,000	(2)	1,225,000	(2)				40,000		—	—	621,200
		106,250	(3)	425,00	(3)	850,000	(3)	20,000	40,000	79,800	40,000				664,000
Stephen E. Gillett	1/10/13	178,646	(2)	295,282	(2)	516,744	(2)				51,229		—	—	1,021,506
Francis A. deSouza	5/10/12	289,237	(2)	478,077	(2)	836,635	(2)				50,000		—	—	776,500
		106,250	(3)	425,000	(3)	850,000	(3)	25,000	50,000	99,750	50,000				830,000
Scott C. Taylor	5/10/12	165,165	(2)	273,000	(2)	477,750	(2)				27,500		—	—	427,075
		87,500	(3)	350,000	(3)	700,000	(3)	13,750	27,500	54,863	27,500				456,500
Former Officers
Enrique Salem	5/10/12	870,000	(2)	1,200,000	(2)	2,100,000	(2)				102,857		—	—	1,597,369
		500,000	(3)	2,000,000	(3)	4,000,000	(3)	88,571	177,143	353,400	177,143				2,940,574
William T. Robbins	5/10/12	301,744	(2)	498,750	(2)	872,813	(2)				45,000		—	—	698,850
		106,250	(3)	425,000	(3)	850,000	(3)	22,500	45,000	89,775	45,000				747,000
Janice D. Chaffin	5/10/12	287,375	(2)	475,000	(2)	831,250	(2)				30,000		—	—	465,900
		106,250	(3)	425,000	(3)	850,000	(3)	15,000	30,000	59,850	30,000				498,000

(1)	Represents grant date of stock awards.
(2)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY13 Executive Annual Incentive Plan.
(3)	Represents threshold, target and maximum payouts under the FY13 LTIP. Payment under this plan is contingent upon employment through the last day of fiscal 2015.
(4)	The amounts shown in these rows reflect, in share amounts, the threshold, target, and maximum potential eligible shares to be earned (based on performance for the fiscal 2013 period) at the end of fiscal 2014 and 2015, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500, as further described in the CD&A section beginning on page 23. In September 2012 our CEO, and in May 2012 all other named executive officers, were awarded a PRU under the 2004 Equity Incentive Plan, eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance which is the same metric used for the Executive Annual Incentive Plan for fiscal 2013, with a threshold award equal to 50% of the target eligible shares and a maximum award equal to 200% of the target eligible shares. For fiscal 2013, the Compensation Committee determined that we achieved 108% of our non-GAAP EPS target under the PRUs, resulting in 112% of the target eligible shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by us through the last day of fiscal 2015 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met. For additional detail on the grant date fair value of the PRUs, see footnote 4 to the Summary Compensation Table above.

(5)	This RSU grant was granted under the 2004 Equity Incentive Plan and vests in four equal annual installments on each of the first through fourth anniversaries of the date of grant, and is settled in shares on the vesting date.
(6)	For additional detail on the grant date fair value of the PCSUs, see footnote 5 to the Summary Compensation Table above.

For a summary of the terms of the FY13 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A)—Compensation Components—Executive Annual Incentive Plans” above. For a summary of the terms of the FY13 LTIP, see “Compensation Discussion & Analysis (CD&A)—Compensation Components—Long Term Incentive Plans (LTIP)” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A)—Other Benefits—Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change in Control” below.

The following table shows for the fiscal year ended March 29, 2013, certain information regarding outstanding equity awards at fiscal year end for our named executive officers.

Outstanding Equity Awards At Fiscal Year-End 2013

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($)*
Stephen M. Bennett	9/10/2012	—	—		—	—	115,000	(1)	2,838,200	493,200	(2)(3)	12,172,176
James A. Beer	5/10/2007	150,000	—		19.48	5/10/2014	—		—	—		—
	5/9/2008	100,000	—		19.99	5/9/2015	—		—	—		—
	5/11/2009	103,500	4,500	(4)	15.32	5/11/2016	11,750	(5)	289,990	—		—
	6/10/2010	68,750	31,250	(6)	14.44	6/10/2017	8,750	(7)	215,950	—		—
	6/10/2011	—	—		—	—	70,000	(8)	1,727,600	55,096	(9)	1,359,769
	5/10/2012	—	—		—	—	40,000	(10)	987,200	67,200	(3)	1,658,496
Stephen E. Gillett	1/10/2013	—	—		—	—	51,229	(11)	1,264,332	—		—
Francis A. deSouza	5/10/2007	20,000	—		19.48	5/10/2014	—		—	—		—
	5/9/2008	61,000	—		19.99	5/9/2015	—		—	—		—
	5/11/2009	34,500	1,500	(4)	15.32	5/11/2016	5,500	(12)	135,740	—		—
	1/8/2010	—	—		—	—	1,875	(13)	46,275	—		—
	6/10/2010	51,562	23,438	(6)	14.44	6/10/2017	7,500	(14)	185,100	—		—
	6/10/2011	—	—		—	—	120,000	(15)	2,961,600	55,096	(9)	1,359,769
	5/10/2012	—	—		—	—	50,000	(16)	1,234,000	84,000	(3)	2,073,120
Scott C. Taylor	5/9/2008	25,000	—		19.99	5/9/2015	—		—	—		—
	9/10/2008	21,000	—		20.50	9/10/2015	—		—	—		—
	5/11/2009	69,000	3,000	(4)	15.32	5/11/2016	6,000	(17)	148,080	—		—
	6/10/2010	49,500	22,500	(6)	14.44	6/10/2017	6,000	(18)	148,080	—		—
	6/10/2011	—	—		—	—	12,500	(19)	308,500	34,435	(9)	849,856
	5/10/2012	—	—		—	—	27,500	(20)	678,700	46,200	(3)	1,140,216
Enrique Salem	6/22/2004	110,000	—		20.36	7/24/2013	—		—	—		—
	5/12/2006	175,000	—		17.02	5/12/2013	—		—	—		—
	5/10/2007	150,000	—		19.48	7/24/2013	—		—	—		—
	2/8/2008	55,000	—		17.90	7/24/2013	—		—	—		—
	5/9/2008	240,000	—		19.99	7/24/2013	—		—	—		—
	4/10/2009	510,000	—		17.13	7/24/2013	—		—	—		—
	6/10/2010	231,458	—		14.44	7/24/2013	—		—	—		—
William T. Robbins	2/17/2004	50,589	—		29.39	3/31/2013	—		—	—		—
Janice D. Chaffin	10/20/2004	70,000	—		27.68	10/20/2014	—		—	—		—
	5/11/2009	57,500	2,500	(4)	15.32	5/11/2016	7,500	(21)	185,100	—		—
	6/10/2010	68,750	31,250	(6)	14.44	6/10/2017	8,750	(7)	215,950	—		—
	6/10/2011	—	—		—	—	15,000	(22)	370,200	41,322	(9)	1,019,827
	5/10/2012	—	—		—	—	30,000	(23)	740,400	50,400	(3)	1,243,872

*	The market value of the equity awards that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock on March 28, 2013, which was $24.68.
(1)	28,750 shares to vest on 9/1/2013, 28,750 shares to vest on 9/1/2014, 28,750 shares to vest on 9/1/2015, and 28,750 shares to vest on 9/1/2016.

(2)	150,000 PCSUs eligible to vest when the Average Closing Price over a three-year period beginning with the second quarter of fiscal 2013 first exceeds $20.00, and 150,000 PCSUs eligible to vest when the Average Closing Price over a three-year period beginning with the second quarter of fiscal 2013 first exceeds $22.00. Each PCSU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(3)	Vests on 4/3/2015 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2013 PRUs set forth above reflect the maximum potential payout since Symantec’s performance during the first year of the three-year performance period has exceeded the target level. The maximum potential payout represents 168% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(4)	Unvested options vest in equal installments monthly on the 11th of each month ending on 5/11/2016.
(5)	11,750 shares to vest on 6/1/2013.
(6)	Unvested options vest in equal installments monthly on the 10th of each month ending on 6/10/2017.
(7)	8,750 shares to vest on 3/1/2014.
(8)	10,000 shares to vest on 3/1/2014, 10,000 shares to vest on 3/1/2015, 12,500 shares to vest on 6/1/2013, 12,500 shares to vest on 6/1/2014, and 25,000 shares to vest on 6/1/2015.
(9)	Vests on 3/28/2014 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2012 PRUs set forth above reflect the maximum potential payout since Symantec’s performance during the two years ended March 29, 2013, the second measurement date of the three-year performance period has exceeded target levels. The maximum potential payout represents 138% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(10)	10,000 shares to vest on 6/1/2013, 10,000 shares to vest on 6/1/2014, 10,000 shares to vest on 6/1/2015, and 10,000 shares to vest on 6/1/2016.
(11)	12,808 shares to vest on 12/1/2013, 12,807 shares to vest on 12/1/2014, 12,807 shares to vest on 12/1/2015, and 12,807 shares to vest on 12/1/2016.
(12)	5,500 shares to vest on 6/1/2013.
(13)	1,875 shares to vest on 12/1/2013.
(14)	7,500 shares to vest on 3/1/2014.
(15)	10,000 shares to vest on 3/1/2014, 10,000 shares to vest on 3/1/2015, 25,000 shares to vest on 6/1/2013, 25,000 shares to vest on 6/1/2014, and 50,000 shares to vest on 6/1/2015.
(16)	12,500 shares to vest on 6/1/2013, 12,500 shares to vest on 6/1/2014, 12,500 shares to vest on 6/1/2015, and 12,500 shares to vest on 6/1/2016.
(17)	6,000 shares to vest on 6/1/2013.
(18)	6,000 shares to vest on 3/1/2014.
(19)	6,250 shares to vest on 3/1/2014 and 6,250 shares to vest on 3/1/2015.
(20)	6,875 shares to vest on 6/1/2013 and 6,875 shares to vest on 6/1/2014, 6,875 shares to vest on 6/1/2015, and 6,875 shares to vest on 6/1/2016.
(21)	7,500 shares to vest on 6/1/2013.
(22)	7,500 shares to vest on 3/1/2014 and 7,500 shares to vest on 3/1/2015.
(23)	7,500 shares to vest on 6/1/2013, 7,500 shares to vest on 6/1/2014, 7,500 shares to vest on 6/1/2015 and 7,500 shares to vest on 6/1/2016.

The following table shows for the fiscal year ended March 29, 2013, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen M. Bennett	—	—	162,547	2,799,499
James A. Beer	300,000	1,506,026	30,500	612,848
Stephen E. Gillett	—	—	12,547	199,999
Francis A. deSouza	25,000	138,000	24,875	528,610
Scott C. Taylor	50,000	195,200	20,000	407,503
Enrique Salem	182,418	859,063	177,881	2,343,582
William T. Robbins	331,982	1,540,946	33,383	580,431
Janice D. Chaffin	670,840	2,789,794	23,750	492,575

Non-Qualified Deferred Compensation in Fiscal 2013

The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended March 29, 2013.

Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Stephen M. Bennett	—		—	—		—	—
James A. Beer	—		—	—		—	—
Stephen E. Gillett	15,312	(1)	—	286	(2)	—	15,598
Francis A. deSouza	—		—	—		—	—
Scott C. Taylor	—		—	—		—	—
Enrique Salem	—		—	—		—	—
William T. Robbins	—		—	—		—	—
Janice D. Chaffin	—		—	—		—	—

(1)	Represents $15,312 reported under the “Salary” column of the Summary Compensation Table.
(2)	Amount reflected is not included in the Summary Compensation Table because the earnings are not preferential or above-market.

In fiscal 2013, certain management employees on our U.S. payroll with a base salary of $150,000 or greater, including each of the named executive officers, are eligible to participate in the Symantec Corporation Deferred Compensation Plan. The plan provides the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year. Variable pay includes all bonus and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. The measurement funds available under the plan are substantially identical to the investment funds available under our 401(k) plan. Each participant may change their measurement fund selections on a daily basis. The plan requires that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement to be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement has been met, accumulated benefits will be distributed according to the participant’s designated payment election. The plan permits us to terminate the plan and make such a distribution in the event of a change in control of Symantec. We intend to take such action in the event of a change in control of Symantec.

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec.

Symantec Executive Retention Plan

In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006, June 2007 and April 2012. Under the terms of the plan, all equity compensation awards (including, among others, stock options, RSUs and PRUs) granted by the Company to the Company’s Section 16(b) officers (including our named executive officers) would become fully vested (at target or to the extent of achievement for PRUs) and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control. In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. Additionally, in accordance with the terms of the PRU award agreement, in the case that an executive’s employment with the Company terminates by reason of the executive’s death, total and permanent disability or an involuntary termination by the Company other than for cause (as defined in the award agreement) after the end of the first year of the performance period but prior to the end of the third year of the performance period, then the executive will be entitled to payment of a prorated number of PRUs based on the number of months in the three-year performance period during with the executive was employed by the Company, provided that the Company’s performance met at least the threshold level of non-GAAP EPS performance during the first year of the performance period.

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

Under the terms of the plan, the executive officer will receive severance payments equal to one times the sum of his or her base salary in effect at the time of his or her involuntary termination. The executive officer will also receive a one-time bonus of $15,000, minus taxes and other legally required deductions. The executive officer is also entitled to receive six months of outplacement services, including counseling and guidance. The executive officer is solely responsible for all COBRA premiums for his or her continuation coverage.

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

Stephen M. Bennett

In accordance with an employment agreement dated August 21, 2012 between Mr. Bennett and Symantec, in the event Mr. Bennett resigns for good reason (i.e., material reduction in responsibilities, position or salary) or is terminated without cause (as defined in the agreement), he is entitled to a severance payment equal to 1.5 times his annual base salary and target bonus, reimbursement of COBRA premiums for up to eighteen months, acceleration of up to 225,000 unvested PCSUs, and acceleration of PRUs in accordance with the terms in his PRU agreement.

In the event Mr. Bennett is terminated without cause, not due to death or permanent disability, nor resign for good reason, that occurs during, or within the twelve (12) month period following, the consummation of a Change in Control; or within the sixty (60) day period prior to the date of a Change in Control where the Change in Control was under consideration at the time of Mr. Bennett’s termination date, then Mr. Bennett shall be entitled to a severance payment equal to 2.0 times his annual base salary and target bonus then in effect; reimbursement of COBRA premiums for up to twenty-four months; full acceleration of any unvested RSUs and PCSUs; and partial acceleration of PRUs in accordance with the terms in his PRU agreement.

In the event that Mr. Bennett’s employment is terminated due to his death or disability, Mr. Bennett, his spouse and/or his eligible dependents shall be entitled to reimbursement of COBRA premiums for up to eighteen months; full acceleration of any unvested RSUs and PCSUs; and partial acceleration of PRUs in accordance with the terms in his PRU agreement.

The following table summarizes the value of the payouts to Mr. Bennett pursuant to his employment agreement and assuming a qualifying termination as of March 29, 2013 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $24.68 on March 29, 2013 minus the exercise price):

	Severance Pay	COBRA Premiums	RSU Vesting	PRU Vesting	PCSU Vesting
Resignation with Good Reason or Termination Without
Cause or Termination Due to Death or Disability	$3,750,000	$22,593	$2,838,200	$1,854,291	$7,404,000
Termination Without Cause or Constructive Termination within 12 Months of a Change	$5,000,000	$30,124	$2,838,200	$3,178,784	$7,404,000

James A. Beer

The following table summarizes the value of the payouts to Mr. Beer pursuant to the Symantec Executive Retention Plan, the Symantec Executive Severance Plan, and FY12 LTIP, assuming a qualifying termination as of March 29, 2013 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $24.68 on March 29, 2013 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$719,200	—	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,400,000	—	$3,283,880	$3,220,740	$2,063,248	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$1,306,904	$297,500
Change of Control	—	—	—	—	—	$446,250

Stephen E. Gillett

The following table summarizes the value of the payouts to Mr. Gillett pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 29, 2013 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $24.68 on March 29, 2013 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$894,200	—	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,968,750	—	—	$1,264,332		—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	—	—
Change of Control	—	—	—	—	—	—

Francis A. deSouza

The following table summarizes the value of the payouts to Mr. deSouza pursuant to the Symantec Executive Retention Plan, the Symantec Executive Severance Plan and FY12 LTIP, assuming a qualifying termination as of March 29, 2013 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $24.68 on March 29, 2013 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$719,200	—	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,575,000	—	$1,495,050	$4,562,715	$2,339,664	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$1,553,828	$297,500
Change of Control	—	—	—	—	—	$446,250

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan, the Symantec Executive Severance Plan and FY12 LTIP, assuming a qualifying termination as of March 29, 2013 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $24.68 on March 29, 2013 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination Because of Market Conditions or Division Performance	$439,200	—	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$693,000	—	$1,616,230	$1,283,360	$1,358,634	—
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$878,534	$245,000
Change of Control	—	—	—	—	—	$367,500

Former Officers:

Enrique Salem

The following table summarizes the value of payouts to Mr. Salem in accordance with an employment agreement, dated September 23, 2009, between Mr. Salem and Symantec, in connection with Mr. Salem’s resignation for good reason (i.e., material reduction in responsibilities, position or salary) or is terminated without cause (as defined in the agreement). He received a severance payment equal to 3.375 times his annual base salary, reimbursement of COBRA premiums for up to twelve months and the vesting of his outstanding stock options, RSUs and PRUs will be accelerated by one year.

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIPs
Involuntary Termination	$2,700,000	$21,503	$2,676,172	$1,491,608	$851,975	$3,344,444

William T. Robbins

The following table summarizes the value of the payouts to Mr. Robbins pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan:

	Severance Pay	Executive Bonus	Outplacement Cost	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIPs
Involuntary Termination	$475,000	$15,000	$4,200	—	—	—	$425,953	$686,563

Janice D. Chaffin

The following table summarizes the value of the payouts to Ms. Chaffin pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan:

	Severance Pay	Executive Bonus	Outplacement Cost	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting	Acceleration of LTIP
Involuntary Termination	$500,000	$15,000	$4,200	—	—	—	$917,948	$297,500

Director Compensation

The following table provides information for fiscal year 2013 compensation for all of our non-employee directors:

Fiscal Year 2013 Director Compensation

Name*	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)(4)		Option Awards ($)(5)	Total ($)
Michael A. Brown	100,001	199,999		—	300,000
Frank E. Dangeard	85,001	199,999		—	285,000
Geraldine B. Laybourne	65,001	199,999		—	265,000
David L. Mahoney(6)	85,440	199,999		—	285,439
Robert S. Miller	35,013	249,987	(7)	—	285,000
Daniel H. Schulman(8)	152,913	199,999		—	352,912
V. Paul Unruh	95,001	199,999		—	295,000

*	During fiscal 2013, Messrs. Bennett and Gillett served as directors prior to their appointment as executive officers of our company. The non-employee director compensation paid to them in fiscal 2013 is reported in the Summary Compensation Table above under the column captioned “All Other Compensation.”
(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $25,000 (Audit Committee).
(2)	Includes cash payout of $0.82 for fractional share from stock awards granted to each non-employee director.
(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
(4)	Each non-employee director was granted 12,547 RSUs on May 7, 2012, with a per share fair value of $15.94 and a full grant date fair value of $199,999.
(5)	In fiscal years 2013, 2012 and 2011, there were no stock option grants to any person who served as a non-employee director. The outstanding stock options held by each non-employee director at 2013 fiscal year-end were: Mr. Brown (12,000), Mr. Mahoney (36,000), Mr. Miller (36,000), Mr. Schulman (36,000), and Mr. Unruh (180,630).
(6)	Mr. Mahoney was appointed Chairman to the Nominating and Governance Committee, effective July 25, 2012. As a result, Mr. Mahoney received pro-rated Nominating and Governance Committee membership and chairman retainer fees of $10,219.78.
(7)	In lieu of cash, Mr. Miller received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was each granted 3,136 shares at a per share fair value of $15.94 and a full grant date fair value of $49,988. The balance of his fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.
(8)	Mr. Schulman was appointed Lead Independent Director, effective July 25, 2012. As a result, he received a pro-rated annual fee of $100,000 in the amount of $68,132. Mr. Schulman also resigned as Chairman of the Compensation Committee, effective July 25, 2012, and therefore, a pro-rated Compensation Committee Chairman fee of $10,220 was deducted from his Lead Independent Director fee resulting in a total of $57,912 paid to Mr. Schulman for his role as Lead Independent Director in fiscal 2013.

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

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal year 2013 as follows:

•	$50,000 annual cash retainer

•	$15,000 annual fee for committee membership ($20,000 for Audit Committee membership)

•	$15,000 annual fee for chairing a committee of the Board ($25,000 for chairing the Audit Committee)

•	$30,000 annual fee for the Lead Independent Director, which was increased to $100,000 by the Board in January 2013

In January 2013, the Board, in accordance with the recommendation of the Compensation Committee, approved modifications to the annual retainers paid to non-employee directors due to the roles’ increased responsibilities. Effective fiscal 2014, non-employee directors will receive the following retainers:

•	$50,000 annual cash retainer

•	$15,000 annual fee for committee membership ($20,000 for Audit membership)

•	$25,000 annual fee for chairing a committee of the Board ($15,000 for chairing the Nominating and Governance Committee)

•	$100,000 annual fee for the Lead Independent Director/Independent Chairman

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

Annual Equity Awards. All grants to non-employee directors will be made on a discretionary basis under the 2004 Equity Incentive Plan. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock having a fair market value on the grant date equal to a pre-determined dollar value, which was $200,000 during fiscal 2013. The restricted stock awards granted for fiscal year 2013 were granted on May 7, 2012 and are fully vested.

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item  12 of this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of July 1, 2013, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing in Item 11 of this annual report and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 698,379,817 shares of Symantec common stock outstanding as of July 1, 2013 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 30, 2013 (within 60 days of July 1, 2013) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owner
Dodge & Cox(1)	58,417,616	8.4%
Bank of America Corporation(2)	43,376,598	6.2%
BlackRock, Inc.(3)	37,173,834	5.3%
State Street Corporation(4)	35,154,024	5.0%
Directors and Executive Officers
Enrique Salem(5)*	1,196,458	*	*
James A. Beer(6)	579,447	*	*
Stephen M. Bennett(7)	402,345	*	*
Francis A. deSouza(8)	242,132	*	*
Scott C. Taylor(9)	216,176	*	*
Robert S. Miller(10)	196,578	*	*
David L. Mahoney(11)	162,782	*	*
Daniel H. Schulman(12)	135,299	*	*
Michael A. Brown(13)	128,153	*	*
V. Paul Unruh(14)	94,956	*	*
Janice D. Chaffin*	87,488	*	*
Geraldine B. Laybourne	80,681	*	*
Frank E. Dangeard	63,755	*	*
Stephen E. Gillett	17,876	*	*
William T. Robbins*	—	*	*
All current Symantec executive officers and directors as a group (13 persons)(15)	2,364,647	*	*

*	Former officer.
**	Less than 1%.
(1)	Based solely on a Schedule 13G filing made by Dodge & Cox on February 13, 2013, reporting sole voting and dispositive power over the shares. This stockholder’s address is 555 California Street, 40th Floor, San Francisco, CA 94104.
(2)	Based solely on a Schedule 13G filing made by Bank of America Corporation on February 14, 2013, reporting sole voting and dispositive power over the shares. This stockholder’s address is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255.
(3)	Based solely on a Schedule 13G filing made by BlackRock, Inc. on February 11, 2013, reporting sole voting and dispositive power over the shares. This stockholder’s address is 40 East 52nd Street, New York, NY 10022.
(4)	Based solely on a Schedule 13G filing made by State Street Corporation on February 12, 2013, reporting sole voting and dispositive power over the shares. This stockholder’s address is State Street Financial Center, One Lincoln Street, Boston, MA 02111.
(5)	Includes 1,196,458 shares subject to options that will be exercisable as of August 30, 2013.
(6)	Includes 437,166 shares subject to options that will be exercisable as of August 30, 2013.
(7)	Includes 28,750 RSUs vesting as of August 30, 2013.
(8)	Includes 176,375 shares subject to options that will be exercisable as of August 30, 2013.
(9)	Includes 175,000 shares subject to options that will be exercisable as of August 30, 2013.
(10)	Includes 36,000 shares subject to options that will be exercisable as of August 30, 2013.
(11)	Includes 36,000 shares subject to options that will be exercisable as of August 30, 2013.
(12)	Includes 36,000 shares subject to options that will be exercisable as of August 30, 2013.
(13)	Includes 12,000 shares subject to options that will be exercisable as of August 30, 2013.
(14)	Includes 56,968 shares subject to options that will be exercisable as of August 30, 2013.
(15)	Includes 1,031,696 shares subject to options that will be exercisable and RSUs vesting as of August 30, 2013.

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

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of March 29, 2013:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	36,524,889		$8.43	86,875,020	(1)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	36,524,889		$8.43	86,875,020

(1)	Represents 67,128 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 21,657,491 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 65,150,401 shares remaining available for future issuance as stock options under Symantec’s 2004 Equity Incentive Plan.
(2)	Excludes outstanding options to acquire 1,999,485 shares as of March 29, 2013 that were assumed as part of the Veritas acquisition. Also excludes 464,287 outstanding options as of March 29, 2013 that were assumed as part of other acquisitions. The weighted average exercise price of these outstanding options was $23.27 as of March 29, 2013. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plan themselves, and therefore, no further options may be granted under these acquired-company plans.

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

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2013 and 2012. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2013 and 2012 for each of the following categories of services are as follows:

Fees Billed to Symantec	2013	2012
Audit fees(1)	$8,344,495	$9,240,888
Audit related fees(2)	1,324,300	802,098
Tax fees(3)	74,216	122,734
All other fees(4)	107,408	134,818

Total fees	$9,850,419	$10,300,538

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 26th day of July 2013.

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