Form 10-Q
period 2013-06-28
SYMANTEC CORP
filed 2013-07-31
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2013

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 26, 2013: 698,621,994 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended June 28, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	March 29,
	2013	2013 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,749	$4,685
Short-term investments	34	62
Trade accounts receivable, net	744	1,031
Inventories, net	17	24
Deferred income taxes	172	169
Deferred commissions	134	130
Other current assets	329	315

Total current assets	5,179	6,416
Property and equipment, net	1,102	1,122
Intangible assets, net	890	977
Goodwill	5,841	5,841
Long-term deferred commissions	30	29
Other long-term assets	109	123

Total assets	$13,151	$14,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274	$334
Accrued compensation and benefits	321	422
Deferred revenue	3,292	3,496
Current portion of long-term debt	—	997
Other current liabilities	318	318

Total current liabilities	4,205	5,567
Long-term debt	2,094	2,094
Long-term deferred revenue	520	521
Long-term deferred tax liabilities	443	426
Long-term income taxes payable	327	318
Other long-term obligations	65	60

Total liabilities	7,654	8,986
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	7,153	7,313
Accumulated other comprehensive income	177	199
Accumulated deficit	(1,840)	(1,997)

Total stockholders’ equity	5,497	5,522

Total liabilities and stockholders’ equity	$13,151	$14,508

*	Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 28,	June 29,
	2013	2012
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,520	$1,475
License	189	193

Total net revenue	1,709	1,668
Cost of revenue:
Content, subscription, and maintenance	263	249
License	22	17
Amortization of intangible assets	15	18

Total cost of revenue	300	284

Gross profit	1,409	1,384
Operating expenses:
Sales and marketing	651	668
Research and development	261	249
General and administrative	119	110
Amortization of intangible assets	71	72
Restructuring and transition	83	35

Total operating expenses	1,185	1,134
Operating income	224	250
Interest income	3	3
Interest expense	(25)	(29)
Other income (expense), net	18	(6)

Income before income taxes	220	218
Provision for income taxes	63	58

Net income	157	160
Less: Income (loss) attributable to noncontrolling interest	—	—

Net income attributable to Symantec Corporation stockholders	$157	$160

Net income per share attributable to Symantec Corporation stockholders — basic	$0.23	$0.22
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.22	$0.22
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	697	716
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	707	720
Cash dividends declared per common share	$0.15	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 28, 2013	June 29, 2012
	(Unaudited)
	(In millions)
Net income	$157	$160
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(18)	3
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes $2 million and $0 million for the three months ended June 28, 2013 and June 29, 2012, respectively	4	1
Reclassification adjustments for realized gain included in net income, net of taxes of $(5) million and $0 million for the three months ended June 28, 2013 and June 29, 2012, respectively	(8)	—

Net change in unrealized (loss) gain on available-for-sale securities	(4)	1

Other comprehensive (loss) income, net of taxes	(22)	4

Comprehensive income	135	164
Less: Comprehensive income attributable to noncontrolling interest	—	2

Comprehensive income attributable to Symantec Corporation stockholders	$135	$162

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 28,	June 29,
	2013	2012
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$157	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70	70
Amortization of intangible assets	86	90
Amortization of debt issuance costs and discounts	5	15
Stock-based compensation expense	39	38
Deferred income taxes	31	(4)
Excess income tax benefit from the exercise of stock options	(9)	—
Net gain from sale of short-term investments	(16)	—
Other	10	6
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	285	307
Inventories, net	6	1
Deferred commissions	(5)	19
Accounts payable	(64)	—
Accrued compensation and benefits	(97)	(125)
Deferred revenue	(199)	(187)
Income taxes payable	(9)	20
Other assets	1	(27)
Other liabilities	21	(43)

Net cash provided by operating activities	312	340
INVESTING ACTIVITIES:
Purchases of property and equipment	(61)	(79)
Cash payments for acquisitions, net of cash acquired	—	(28)
Proceeds from sale of short-term investments	32	22
Other	—	2

Net cash used in investing activities	(29)	(83)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(1,189)	—
Proceeds from convertible note hedge	189	—
Net proceeds from sales of common stock under employee stock benefit plans	54	4
Excess income tax benefit from the exercise of stock options	9	—
Tax payments related to restricted stock units	(25)	(7)
Dividends paid, net	(105)	—
Repurchases of common stock	(125)	(301)
Proceeds from debt issuance, net of discount	—	996
Debt issuance costs	—	(7)

Net cash (used in) provided by financing activities	(1,192)	685
Effect of exchange rate fluctuations on cash and cash equivalents	(27)	(22)

Change in cash and cash equivalents	(936)	920
Beginning cash and cash equivalents	4,685	3,162

Ending cash and cash equivalents	$3,749	$4,082

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of June 28, 2013 and March 29, 2013, and for the three months ended June 28, 2013 and June 29, 2012, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013. The results of operations for the three months ended June 28, 2013 are not necessarily indicative of the results expected for the entire fiscal year.

Segment reporting change

We modified our segment reporting structure to match our new operating structure and how our Chief Operating Decision Maker (“CODM”) views the business and allocates resources, beginning from the first quarter of fiscal 2014. The CODM function is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and President, Products & Services. Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported condensed consolidated financial statements of the Company. See Note 9 for additional information on our segment reporting change.

Significant Accounting Policies

Contingencies

We evaluate contingent liabilities including threatened or pending litigation and government investigations in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or proceedings, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims, litigation and government investigations, and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

Change in Accounting Policy for Sales Commissions

Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of June 28, 2013 and March 29, 2013 were $164 million and $159 million, respectively. During the three months ended June 28, 2013, we capitalized $54 million of commission costs and amortized $49 million to sales expense. During the three months ended June 29, 2012, we deferred $31 million of commission costs and amortized $53 million to sales expense.

We believe this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the revenue, and therefore they should be recorded as an asset and recognized as an expense over the same period that the related revenue is recognized.

The cumulative effect of the change on accumulated deficit and accumulated other comprehensive income was $109 million and $3 million, respectively, as of March 31, 2012. The following tables present the changes to financial statement line items as a result of the accounting change for the periods presented in the accompanying unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	As of March 29, 2013
	As Reported	Adjustment	As Adjusted
	(In millions)
Deferred income taxes	$198	$(29)	$169
Deferred commissions	$—	$130	$130
Long-term deferred commissions	$—	$29	$29
Other long-term assets	$124	$(1)	$123
Other current liabilities	$313	$5	$318
Long-term deferred tax liabilities	$403	$23	$426
Accumulated other comprehensive income	$197	$2	$199
Accumulated deficit	$(2,096)	$99	$(1,997)

Condensed Consolidated Statement of Income

	Three Months Ended
	June 29, 2012
	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Operating expenses: Sales and marketing	$649	$19	$668
Provision for income taxes	$65	$(7)	$58
Net income attributable to Symantec Corporation stockholders	$172	$(12)	$160
Net income per share attributable to Symantec Corporation stockholders — basic	$0.24	$(0.02)	$0.22
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.24	$(0.02)	$0.22
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	716	—	716
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	720	—	720

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended
	June 29, 2012
	As Reported	Adjustment	As Adjusted
	(In millions)
Net income	$172	$(12)	$160
Net foreign currency translation adjustments	$6	$(3)	$3
Comprehensive income	$179	$(15)	$164

The change in accounting policy does not affect our balance of Cash and cash equivalents and as a result did not change net cash flows from operating, investing, or financing activities in our Condensed Consolidated Statement of Cash Flows for the three months ended June 29, 2012.

There have been no material changes in our significant accounting policies for the three months ended June 28, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013, other than as discussed above.

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

Assets measured and recorded at fair value on a recurring basis

There have been no transfers between fair value measurement levels during the three months ended June 28, 2013. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of June 28, 2013			As of March 29, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Cash equivalents (1)	$2,469	$—	$2,469	$3,469	$—	$3,469
Marketable equity securities	34	—	34	62	—	62

(1)

Cash equivalents consist of investments with remaining maturities of three months or less at the date of purchase, or money market funds for which the carrying amount is a reasonable estimate of fair value.

Note 3. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

	User Productivity & Protection	Information Security	Information Management	Total
	(In millions)
Net balance as of March 29, 2013	$1,649	$1,486	$2,706	$5,841
Adjustments (1)	(1)	1	—	—

Net balance as of June 28, 2013	$1,648	$1,487	$2,706	$5,841

(1)	Adjustments made to goodwill reflect foreign currency exchange rate fluctuations.

Effective in the first quarter of fiscal 2014, we evaluated our segment reporting structure and modified the reporting to match our new operating structure. Our reporting units for goodwill are the same as our reportable operating segments, and the net goodwill balance has been allocated to the reporting units based on their relative fair value. See Note 9 for information regarding the changes related to segment information.

As a result of the change in our segments, we assessed goodwill for impairment immediately prior to the changes to the new reporting units and determined that the estimated fair value of our reporting units exceeded their respective carrying amount including goodwill. Based on the results of our impairment analysis, we do not believe that an impairment existed as of the date of the change in our segments.

Intangible assets, net

	As of June 28, 2013				As of March 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	($ in millions)
Customer relationships	$2,203	$(1,833)	$370	4 years	$2,205	$(1,766)	$439	2 years
Developed technology	1,917	(1,734)	183	4 years	1,917	(1,720)	197	4 years
Finite-lived tradenames	146	(113)	33	2 years	146	(110)	36	2 years
Patents	26	(19)	7	4 years	26	(18)	8	5 years
Indefinite-lived tradenames	297	—	297	Indefinite	297	—	297	Indefinite

Total	$4,589	$(3,699)	$890	4 years	$4,591	$(3,614)	$977	2 years

Total future amortization expense for intangible assets that have finite lives as of June 28, 2013, is estimated by fiscal years as follows (in millions):

Remainder of fiscal 2014	$124
2015	157
2016	106
2017	86
2018	65
Thereafter	55

Total	$593

Note 4. Supplemental Financial Information

Property and equipment, net

	As of
	June 28,	March 29,
	2013	2013
	(In millions)
Computer hardware and software	$1,786	$1,820
Office furniture and equipment	141	172
Buildings	532	530
Leasehold improvements	323	310

	2,782	2,832
Less: Accumulated depreciation	(1,820)	(1,853)

	962	979
Construction in progress	61	64
Land	79	79

Total	$1,102	$1,122

Dividends and dividend equivalents

During the three months ended June 28, 2013, we paid a cash dividend of $0.15 per share of common stock for a total of $105 million, which was recorded as a reduction to Additional paid-in capital. In addition, our board of directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. Any future dividends and dividend equivalents will be subject to the approval of our board of directors.

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(In millions)
Balance as of March 29, 2013, net of taxes	$183	$16	$199
Other comprehensive income before reclassifications	(27)	6	(21)
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Tax effects	9	3	12

Net changes	(18)	(4)	(22)

Balance as of June 28, 2013, net of taxes	$165	$12	$177

The effects on net income of amounts reclassified from Accumulated other comprehensive income for the three months ended June 28, 2013 were as follows (in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Condensed Consolidated Statement of Income
Unrealized gain on available-for-sale securities	$13	Other income (expense), net
Tax effects	(5)	Provision for income taxes

Total amount reclassified, net of taxes	$8

Note 5. Debt

In the first quarter of fiscal 2007, we issued $1.0 billion in principal amount of 1.00% Convertible Senior Notes (“1.00% notes”), due in June 2013. On June 15, 2013, the principal balance on those notes matured and was settled by a cash payment of $1.0 billion, along with the $5 million semi-annual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value, we received $189 million from our note hedge, which we had entered into at the time of the issuance of the 1.00% notes.

At the time of issuance of the 1.00% notes, we granted warrants to affiliates of certain initial purchasers of the notes whereby they have the option to purchase up to 52 million shares of our common stock at a price of $27.3175 per share. As a result of the dividend declaration by our board of directors in May 2013, the strike price for the warrants was reduced to $27.1330 per share, with the number of underlying shares increased to 52.7 million of our common stock. The warrants expire on various dates through August 30, 2013 and must be settled in net shares on any date which the price per share equals or exceeds $27.1330.

Effect of warrant conversion on earnings per share (“EPS”). If the daily volume weighted average trading price of our common stock exceeds $27.1330 per share, a dilutive effect related to the warrants exists under the treasury stock method. The dilutive effect would total approximately 1.9 million shares assuming that the Company’s daily volume weighted average price is $1.00 above the $27.1330 per share price from July 8, 2013 up to the warrant expiration date ending August 30, 2013.

Note 6. Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs primarily consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, and costs associated with the planning and design phases of a new enterprise resource planning system. Restructuring and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 9 for information regarding the reconciliation of total segment operating income to total consolidated operating income.

Restructuring plan

In the fourth quarter of fiscal 2013, we announced our strategy to develop innovative products and services, change our go-to-market plans and simplify our organizational structure. We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. These actions are expected to be completed in fiscal 2014. As of June 28, 2013, total cost incurred to date is $74 million, primarily related to severance and related employee benefits. Including costs previously incurred in fiscal 2013, we expect our total costs for severance and benefits to be between $220 million and $250 million.

Other exit and disposal costs

Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of June 28, 2013, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 29, 2013	Costs, Net of Adjustments (1)	Cash Payments	June 28, 2013	Cumulative Incurred to Date
	(In millions)
Restructuring liabilities:
Restructuring plan — severance	$10	$64	$(18)	$56	$74
Other exit and disposal costs	3	1	(1)	3

Total restructuring liabilities	$13	$65	$(19)	$59

Transition and other related costs		18

Total restructuring and transition		$83

Balance Sheet:
Other current liabilities	$11			$57
Other long-term obligations	2			2

Total restructuring liabilities	$13			$59

(1)

Adjustments primarily relate to foreign currency exchange rate fluctuations. Included in transition and other related costs is $18 million in costs associated with the planning and design phases of a new enterprise resource planning system.

Note 7. Commitments and Contingencies

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

We provide limited product warranties and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes on the intellectual property rights of a third party. Historically, payments made under these provisions have been immaterial. We monitor the conditions that are subject to indemnification to identify if a loss has occurred.

Litigation contingencies

During the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration (“GSA”) Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. We are cooperating with the investigation and we are unable, at this time, to predict the likely outcome. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with our GSA contracting activity. However, given the status of the investigation, we are currently unable to estimate whether any loss has been incurred. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases.

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

Note 8. Stock Repurchases

The following table summarizes our stock repurchases:

Three Months Ended
June 28, 2013
(In millions, except per share data)
Total number of shares repurchased	5
Dollar amount of shares repurchased	$125
Average price paid per share	$23.96
Range of price paid per share	$21.95 - $25.28

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. In the fourth quarter of fiscal 2013, our board of directors authorized a new $1.0 billion stock repurchase program commencing in fiscal 2014. Including our previously approved stock repurchase program, approximately $1.0 billion remains authorized for future repurchases as of June 28, 2013, and neither program has an expiration date.

Note 9. Segment Information

In the fourth quarter of fiscal 2013, we announced a new strategy and created three new business segments to provide customers with integrated solutions that solve important problems, as well as made changes to our organizational structure. In the first quarter of fiscal 2014, we modified our segment reporting structure to more readily match the new operating structure based on information reviewed by our CODM. The three reporting segments, which are the same as our operating segments, are as follows:

•

User Productivity & Protection: Our User Productivity & Protection segment focuses on making it simple for customers to be productive and protected at home and at work. These products include our endpoint security and management, encryption, and mobile offerings.

•

Information Security: Our Information Security segment focuses on keeping businesses safe and compliant, regardless of the size, location, or complexity of their infrastructure. These products include our next generation security capabilities, such as mail and web security, authentication services, data center security, managed security services, hosted security services, and data loss prevention.

•

Information Management: Our Information Management segment is comprised of offerings related to backup and recovery, information intelligence, which includes archiving and e-discovery, and information availability, which we previously referred to as storage management.

There were no intersegment sales for the three months ended June 28, 2013 or June 29, 2012. The historical information presented has been retrospectively adjusted to reflect the new segment reporting. The following table summarizes the operating results of our reporting segments:

	User Productivity & Protection	Information Security	Information Management	Total Segments
	($ in millions)
Three Months Ended June 28, 2013
Net revenue	$732	$336	$641	$1,709
Percentage of total net revenue	43%	20%	37%	100%
Operating income	257	26	149	432
Operating margin	35%	8%	23%

Three Months Ended June 29, 2012
Net revenue	$737	$314	$617	$1,668
Percentage of total net revenue	44%	19%	37%	100%
Operating income (loss)	258	(8)	166	416
Operating margin	35%	(3)%	27%

Operating segments are based upon the nature of the business and how the business is managed. Our CODM uses financial information to evaluate the performance of, and to assign resources to, each of the operating segments. We do not allocate to the operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs primarily include amortization of intangible assets, restructuring and transition charges, stock-based compensation expense, impairment charges, and acquisition-related charges.

The reconciliation of Total segment operating income to Total consolidated operating income is as follows:

	Three Months Ended
	June 28,	June 29,
	2013	2012
	(In millions)
Total segment operating income	$432	$416
Reconciling items:
Amortization of intangibles	86	90
Restructuring & transition	83	35
Stock-based compensation	39	38
Acquisition-related expenses	—	3

Total consolidated operating income	$224	$250

Note 10. Stock-based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	June 28,	June 29,
	2013	2012
	(In millions, except per share data)
Cost of revenue	$4	$4
Sales and marketing	14	16
Research and development	13	11
General and administrative	8	7

Total stock-based compensation expense	39	38
Tax benefit associated with stock-based compensation expense	(11)	(10)

Net stock-based compensation expense	$28	$28

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — basic	$0.04	$0.04
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — diluted	$0.04	$0.04

The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended
	June 28,	June 29,
	2013	2012
	($ in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$23.86	$14.95
Fair value of awards granted	45	134
Total fair value of awards vested	74	26
Total unrecognized compensation expense	224	292
Weighted-average remaining vesting period	3 years	3 years
Performance-based restricted stock
Weighted-average fair value per grant	$19.04	$16.60
Fair value of awards granted	33	21
Total fair value of awards vested	11	—
Total unrecognized compensation expense	40	28
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$—	$4.07
Total intrinsic value of stock options exercised	21	2
Total unrecognized compensation expense	11	26
Weighted-average remaining vesting period	2 years	2 years

During the first quarter of fiscal 2014, we granted 67,550 Restricted Stock Awards to members of our board of directors. Each award had a fair value of $24.35 and vested immediately upon grant. As a result, we recorded $2 million of stock-based compensation expense for these awards during the first quarter of fiscal 2014.

Note 11. Income Taxes

The effective tax rate was approximately 29% and 27% for the three months ended June 28, 2013 and June 29, 2012, respectively.

For the three months ended June 28, 2013, the tax expense was reduced by $3 million in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million in tax expense resulting from the sale of short-term investments. For the three months ended June 29, 2012, the tax expense was reduced by $4 million in tax benefits primarily resulting from lapses of statutes of limitations and prior year items.

The provision for the three months ended June 28, 2013 and June 29, 2012 otherwise reflects a forecasted tax rate of 29% and 29%, respectively. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit is currently set to expire on December 31, 2013), partially offset by state income taxes.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $15 million and $130 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of June 28, 2013, we have $76 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 12. Earnings Per Share

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Three Months Ended
	June 28,	June 29,
	2013	2012
	(In millions, except per share data)
Net income	$157	$160
Net income per share — basic	$0.23	$0.22
Net income per share — diluted	$0.22	$0.22
Weighted-average outstanding common shares — basic	697	716
Dilutive potential shares issuable from assumed exercise of stock options	3	1
Dilutive potential shares related to stock award plans	7	3

Weighted-average shares outstanding — diluted	707	720

Anti-dilutive weighted-average stock options	4	32
Anti-dilutive weighted-average restricted stock	1	6

See Note 5 for information regarding the effects of the 1.00% notes, and the warrants issued and the option purchased in connection with the 1.00% notes.

Note 13. Subsequent Event

On July 30, 2013, our board of directors approved a quarterly dividend in the amount of $0.15 per share of common stock to be paid on September 18, 2013 to stockholders of record as of August 26, 2013. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock as of August 26th will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and factors that may affect future results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Act, and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 29, 2013. We encourage you to read that section carefully.

Fiscal calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended June 28, 2013 and June 29, 2012 both consisted of 13 weeks.

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

Strategy

Our strategy is to develop innovative products and services, change our go-to-market plans and simplify our organizational structure. Our goal is to establish leadership in this evolving information-centric world by identifying and delivering solutions that solve large unmet or underserved customer needs, while building competitive advantage and creating sustainable financial performance. To successfully implement our strategy we are focusing on three areas: developing innovative products and services, changing our go-to-market plans, and simplifying our organization.

Financial Implications of New Strategy

Fiscal 2014 will include significant changes to our offerings, go-to-market plans and our organizational structure as we strive to create sustainable growth. We believe that sales of our innovative and differentiated products are enhanced by knowledgeable salespeople who can convey the strong value of our technology; as such, we are reorganizing our direct sales force into functional areas of security and information management. The focus of these specialized teams will be to generate new business. We expect that by dividing our direct sales force into specialized teams, we will improve the efficiency and effectiveness of our sales process.

Concurrently, we are creating a dedicated renewals team that will be focused on extending the customer relationship and renewing contracts. We are also streamlining our indirect sales channels to effectively reach customers. We intend to have fewer, more focused partners. Additionally, we intend to reorient our partner programs to enhance reseller sales. We believe these changes will ensure that we provide our end customer with a high-quality sales and post-sales support experiences while expanding our business. Our income and cash flows are expected to be impacted by severance and other charges, as well as capital expenditures as we invest in our people, processes, infrastructure, and offerings to execute our organic growth strategy.

As part of our enhanced capital allocation strategy, we initiated a quarterly cash dividend in addition to our ongoing share repurchase activity. On May 2, 2013, our board of directors approved a quarterly dividend of $0.15 per share of common stock, the first dividend in Symantec’s history, which was paid on June 27, 2013 to all stockholders of record as of June 19, 2013.

Our operating segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. In the first quarter of fiscal 2014, we modified our segment reporting structure to match our new operating structure. The three reporting segments, which are the same as our operating segments, are as follows:

•

User Productivity & Protection: Our User Productivity & Protection segment focuses on making it simple for customers to be productive and protected at home and at work. These products include our endpoint security and management, encryption, and mobile offerings.

•

Information Security: Our Information Security segment focuses on keeping businesses safe and compliant, regardless of the size, location, or complexity of their infrastructure. These products include our next generation security capabilities, such as mail and web security, authentication services, data center security, managed security services, hosted security services, and data loss prevention.

•

Information Management: Our Information Management segment is comprised of offerings related to backup and recovery, information intelligence, which includes archiving and e-discovery, and information availability, which we previously referred to as storage management.

Financial results and trends

Our revenue increased by $41 million for the three months ended June 28, 2013, as compared to the same period last year, primarily driven by growth in our Information Management and Information Security segments. Our revenue grew both domestically and internationally in the three months ended June 28, 2013 as compared to the same period last year, with the highest growth in revenue, on a percentage basis, in the EMEA region followed by the Americas. The Asia Pacific and Japan region declined in this period primarily due to the unfavorable foreign currency impact of the Japanese Yen. Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by $13 million for the three months ended June 28, 2013 as compared to the same period last year.

Cost of revenue increased by $16 million for the three months ended June 28, 2013 as compared to the same period last year, primarily due to the growth in our appliances business, Consulting offerings and Business Critical Services.

Operating expenses remained consistent as a percentage of revenue, while we continued to focus on investing in product development and incurred restructuring and transition costs coupled with effectively managing our cost structure. We experienced favorable foreign currency effects on our operating expenses of $13 million in the three months ended June 28, 2013 as compared to the same period last year. We expect research and development expenses to increase through fiscal 2017 as we invest to drive organic innovation for our customers. Furthermore, we will continue to incur significant charges related to the previously initiated restructuring plan as we reduce management and redundant personnel. Including costs previously incurred in fiscal 2013, we expect our total costs for severance and benefits under this restructuring plan to be between $220 million and $250 million. We expect to complete this restructuring plan by the end of fiscal 2014.

Critical accounting estimates

Deferred commissions

Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented.

We believe this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the revenue, and therefore they should be recorded as an asset and recognized as an expense over the same period that the related revenue is recognized.

For further information on deferred commissions, refer to Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended June 28, 2013 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

RESULTS OF OPERATIONS

Total net revenue

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)
Content, subscription, and maintenance revenue	$1,520	$1,475	$45	3%
Percentage of total net revenue	89%	88%
License revenue	$189	$193	$(4)	(2)%
Percentage of total net revenue	11%	12%

Total	$1,709	$1,668	$41	2%

Content, subscription, and maintenance revenue increased for the three months ended June 28, 2013, as compared to the same period last year, primarily due to increases in revenue from our Information Security segment of $21 million and our Information Management segment of $19 million.

License revenue includes sales from software licenses, appliances, and certain revenue-sharing arrangements. License revenue decreased for the three months ended June 28, 2013, as compared to the same period last year, primarily due to a decrease in revenue from our User Productivity & Protection segment of $9 million, partially offset by an increase in revenue from our Information Management segment of $5 million.

Net revenue and operating income (loss) by segment

User Productivity & Protection segment

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)
User Productivity & Protection revenue	$732	$737	$(5)	(1)%
Percentage of total net revenue	43%	44%
User Productivity & Protection operating income	$257	$258	$(1)	0%
User Productivity & Protection operating margin	35%	35%

User Productivity & Protection revenue declined for the three months ended June 28, 2013, as compared to the same period last year. Growth in our endpoint security business offset weakness in our endpoint management business and the adverse effects of foreign currency exchange rates. User Productivity & Protection operating income remained consistent for the three months ended June 28, 2013, as compared to the same period last year.

Information Security segment

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)
Information Security revenue	$336	$314	$22	7%
Percentage of total net revenue	20%	19%
Information Security operating income (loss)	$26	$(8)	$34		*
Information Security operating margin	8%	(3)%

*	Percentage not meaningful

Information Security revenue increased across much of the portfolio of products primarily due to increases in authentication services, hosted security services, and managed security services of $17 million. Information Security operating income increased primarily due to the higher revenue coupled with lower salaries and wages of $7 million and outside services of $5 million.

Information Management segment

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)
Information Management revenue	$641	$617	$24	4%
Percentage of total net revenue	37%	37%
Information Management operating income	$149	$166	$(17)	(10)%
Information Management operating margin	23%	27%

Information Management revenue increased primarily due to the growth of our NetBackup and appliance offerings of $40 million, partially offset by declines in our information availability offerings of $14 million and our Backup Exec offerings of $9 million. Information Management operating income decreased primarily from higher cost of revenue of $20 million, compensation of $5 million, and equipment costs of $5 million, partially offset by the revenue growth. The increased cost of revenue was mainly due to growth in the appliance business resulting in higher material costs coupled with higher technical support and services costs.

Net revenue by geographic region

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)
Americas (U.S., Canada and Latin America)
User Productivity & Protection segment	$426	$419	$7	2%
Information Security segment	174	167	7	4%
Information Management segment	333	323	10	3%

Total Americas	$933	$909	$24	3%
Percentage of total net revenue	55%	55%
EMEA (Europe, Middle East, Africa)
User Productivity & Protection segment	$188	$184	$4	2%
Information Security segment	91	77	14	18%
Information Management segment	191	175	16	9%

Total EMEA	$470	$436	$34	8%
Percentage of total net revenue	27%	26%
Asia Pacific/Japan
User Productivity & Protection segment	$118	$134	$(16)	(12)%
Information Security segment	71	70	1	1%
Information Management segment	117	119	(2)	(2)%

Total Asia Pacific/Japan	$306	$323	$(17)	(5)%
Percentage of total net revenue	18%	19%
Total	$1,709	$1,668	$41	2%

Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $13 million for the three months ended June 28, 2013 as compared to the same period last year. The Asia Pacific and Japan region declined primarily due to the unfavorable foreign currency impact of the Japanese Yen. Our international sales are and will continue to be a significant portion of our revenue. As a result, revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales continue to become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)

Cost of content, subscription, and maintenance	$263	$249	$14	6%
As a percentage of related revenue	17%	17%
Cost of license	$22	$17	$5	29%
As a percentage of related revenue	12%	9%
Amortization of intangible assets	$15	$18	$(3)	(17)%
As a percentage of total net revenue	1%	1%

Total	$300	$284	$16	6%

Gross margin	82%	83%

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to original equipment manufacturers (“OEMs”) under revenue-sharing agreements. Cost of content, subscription, and maintenance increased primarily due to higher technical support, services, and OEM royalty costs. The increased costs were due to growth in our business and higher services costs and royalty payments to major OEM partners as part of revenue-sharing arrangements. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Cost of license and cost of license as a percentage of related revenue increased primarily due to the higher direct costs associated with the appliance business. Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization decreased for the three months ended June 28, 2013, as compared with same period last year, due to certain developed technology becoming fully amortized.

Operating expenses

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)

Sales and marketing expense	$651	$668	$(17)	(3)%
Percentage of total net revenue	38%	40%
Research and development expense	$261	$249	$12	5%
Percentage of total net revenue	15%	15%
General and administrative expense	$119	$110	$9	8%
Percentage of total net revenue	7%	7%
Amortization of intangible assets	$71	$72	$(1)	(1)%
Percentage of total net revenue	4%	4%
Restructuring and transition	$83	$35	$48	*
Percentage of total net revenue	5%	2%

Total	$1,185	$1,134

*	Percentage not meaningful

Sales and marketing expense decreased for the three months ended June 28, 2013, as compared to the same period last year, primarily due to lower advertising and promotional expenses of $26 million, which was mainly attributable to lower placement fees, and outside services of $9 million, partially offset by higher salaries and wages of $20 million. Research and development and general and administrative expenses remained consistent as a percentage of revenue when compared to the same period last year. Intangible assets are comprised of customer relationships and trade names. Amortization of intangible assets remained consistent for the periods presented.

Restructuring and transition costs consist of severance, facilities, transition and other related costs. Transition and other related costs consist of severance costs associated with acquisition integrations and other charges associated with the planning and design phases of a new enterprise resource planning system. For the three months ended June 28, 2013, we recognized $64 million of severance, $18 million of transition and other related costs, and $1 million of facilities costs. The severance charges were associated with the previously announced restructuring plan in the fourth quarter of fiscal 2013. This plan is expected to be completed in fiscal 2014 and we expect to incur significant restructuring charges thereunder. For the three months ended June 29, 2012, we recognized transition and other related costs of $35 million, which was comprised of $26 million in severance and $9 million in costs related to the planning and design phases. For further information on restructuring and transition costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements in this report.

Non-operating income (expense), net

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)

Interest income	$3	$3
Interest expense	(25)	(29)
Other income (expense), net	18	(6)

Total	$(4)	$(32)	$28	88%

Percentage of total net revenue	0%	(2)%

The decrease in non-operating expense, net is mainly driven by a realized gain from sale of short-term investments of $16 million during the three months ended June 28, 2013 coupled with lower amortization of debt issuance costs and discounts of $10 million when compared to the same period last year.

Provision for income taxes

	Three Months Ended
	June 28, 2013	June 29, 2012	Change in
			$	%
	($ in millions)

Provision for income taxes	$63	$58	$5	9%
Effective tax rate on earnings	29%	27%

The effective tax rate was approximately 29% and 27% for the three months ended June 28, 2013 and June 29, 2012, respectively.

For the three months ended June 28, 2013, the tax expense was reduced by $3 million in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million in tax expense resulting from the sale of short-term investments. For the three months ended June 29, 2012, the tax expense was reduced by $4 million in tax benefits primarily resulting from lapses of statutes of limitations and prior year items.

The provision for the three months ended June 28, 2013 and June 29, 2012 otherwise reflects a forecasted tax rate of 29% and 29%, respectively. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit is currently set to expire on December 31, 2013), partially offset by state income taxes.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $15 million and $130 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $15 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of June 28, 2013, we have $76 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec 2005 through 2008 audit cycle.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of June 28, 2013, we had cash and cash equivalents of $3.7 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $4.7 billion. As of June 28, 2013, $2.2 billion in cash and cash equivalents were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we need such portion of these funds to support our operations in the U.S.

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

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of June 28, 2013, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as any cash dividends to be paid under the capital allocation program announced in January 2013 and repurchases of our stock, for at least the next 12 months and foreseeable future. We have implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our notes prior to their maturity. Furthermore, our capital allocation strategy includes plans for a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.

Convertible Senior Notes: On June 15, 2013, the principal balance on our 1.00% notes matured and was settled by a cash payment of $1.0 billion, along with the $5 million semi-annual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value, we received $189 million from our note hedge, which we had entered into at the time of the issuance of the 1.00% notes.

Stock Repurchases: For the three months ended June 28, 2013, we repurchased 5 million shares, or $125 million, of our common stock. During the three months ended June 29, 2012, we repurchased 19 million shares, or $301 million, of our common stock. As of June 28, 2013, we had $1.0 billion remaining under the plans authorized for future repurchases. This includes a new $1.0 billion stock repurchase program authorized by our board of directors during the fourth quarter of fiscal 2013.

Dividend Program: During the three months ended June 28, 2013, we paid a cash dividend of $0.15 per share of common stock for a total of $105 million, which was recorded as a reduction to Additional paid-in capital. In addition, our board of directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. On July 30, 2013, our board of directors approved a quarterly dividend in the amount of $0.15 per share to be paid on September 18, 2013 to stockholders of record as of August 26, 2013. Any future dividends and dividend equivalents will be subject to the approval of our board of directors.

Restructuring Plan: In the fourth quarter of fiscal 2013, we announced our strategy to develop innovative products and services, change our go-to-market plans and simplify our organizational structure. We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. These actions are expected to be completed in fiscal 2014. As of June 28, 2013, total cost incurred to date is $74 million, primarily related to severance and related employee benefits. Including costs previously incurred in fiscal 2013, we expect our total cost for severance and benefits to be between $220 million and $250 million.

Acquisitions: During the three months ended June 29, 2012, we acquired a privately-held provider of mobile application management for an aggregate payment of $28 million, net of cash acquired.

Noncontrolling Interest: In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million and it became a wholly-owned subsidiary. The payment for the remaining 8% interest was made in the fourth quarter of fiscal 2013.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	June 28, 2013	June 29, 2012
	(In millions)
Net cash provided by (used in):
Operating activities	$312	$340
Investing activities	(29)	(83)
Financing activities	(1,192)	685

Operating Activities

Net cash provided by operating activities was $312 million for the three months ended June 28, 2013, which resulted from net income of $157 million adjusted for non-cash items, including depreciation and amortization charges of $161 million, as well as net changes in trade receivables resulting in inflows of $285 million. These amounts were partially offset by decreases in deferred revenue of $199 million and accrued compensation of $97 million.

Net cash provided by operating activities was $340 million for the three months ended June 29, 2012, which resulted from net income of $160 million adjusted for non-cash items, which largely included depreciation and amortization charges of $175 million, as well as net changes in trade receivables resulting in inflows of $307 million. These amounts were partially offset by decreases in deferred revenue of $187 million and in accrued compensation of $125 million.

Investing Activities

Net cash used in investing activities was $29 million for the three months ended June 28, 2013 and was primarily due to payments of $61 million for capital expenditures, partially offset by $32 million in net proceeds from the sale of our short-term investments.

Net cash used in investing activities was $83 million for the three months ended June 29, 2012 and was primarily due to capital expenditures of $79 million and payments for acquisitions, net of cash acquired, of $28 million.

Financing Activities

Net cash used in financing activities was $1.2 billion for the three months ended June 28, 2013 and was primarily due to the repayment of our 1.00% notes of $1.2 billion, repurchases of our common stock of $125 million and a dividend payment of $105 million, partially offset by proceeds from the exercise of our note hedge of $189 million and proceeds from sales of common stock through employee stock plans of $54 million.

Net cash provided in financing activities was $685 million for the three months ended June 29, 2012 and was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, net of discount, of $996 million, offset by the repurchases of our common stock of $301 million.

Contractual Obligations

There have been no significant changes during the three months ended June 28, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended June 28, 2013 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013. There have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended June 28, 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2013 to April 26, 2013	2	$24.18	2	$1,106
April 27, 2013 to May 24, 2013	2	$24.18	2	$1,052
May 25, 2013 to June 28, 2013	1	$22.77	1	$1,033

Total	5	$23.96	5

For information regarding our stock repurchase programs, see Note 8 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	FY14 Executive Annual Incentive Plan – President and Chief Executive Officer					X

10.02*	FY14 Executive Annual Incentive Plan – Vice President, Senior Vice President and Executive Vice President					X

10.03*	Performance Contingent Stock Unit Award Agreement, dated May 30, 2013, by and between Symantec Corporation and Steve Bennett					X

18.01	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Date: July 31, 2013