Form 10-Q
period 2013-09-27
SYMANTEC CORP
filed 2013-10-29
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2013

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 25, 2013: 696,031,510 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended September 27, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27,	March 29,
	2013	2013 *
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,727	$4,685
Short-term investments	105	62
Trade accounts receivable, net	573	1,031
Inventories, net	16	24
Deferred income taxes	174	169
Deferred commissions	114	130
Other current assets	261	315

Total current assets	4,970	6,416
Property and equipment, net	1,091	1,122
Intangible assets, net	852	977
Goodwill	5,859	5,841
Long-term deferred commissions	28	29
Other long-term assets	114	123

Total assets	$12,914	$14,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249	$334
Accrued compensation and benefits	312	422
Deferred revenue	3,003	3,496
Current portion of long-term debt	—	997
Other current liabilities	343	318

Total current liabilities	3,907	5,567
Long-term debt	2,094	2,094
Long-term deferred revenue	498	521
Long-term deferred tax liabilities	474	426
Long-term income taxes payable	222	318
Other long-term obligations	62	60

Total liabilities	7,257	8,986
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	7,066	7,313
Accumulated other comprehensive income	183	199
Accumulated deficit	(1,599)	(1,997)

Total stockholders’ equity	5,657	5,522

Total liabilities and stockholders’ equity	$12,914	$14,508

*	Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,499	$1,498	$3,019	$2,973
License	138	201	327	394

Total net revenue	1,637	1,699	3,346	3,367
Cost of revenue:
Content, subscription, and maintenance	252	247	515	496
License	19	18	41	35
Amortization of intangible assets	13	19	28	37

Total cost of revenue	284	284	584	568

Gross profit	1,353	1,415	2,762	2,799
Operating expenses:
Sales and marketing	592	667	1,243	1,335
Research and development	248	247	509	496
General and administrative	114	109	233	219
Amortization of intangible assets	29	72	100	144
Restructuring and transition	122	23	205	58

Total operating expenses	1,105	1,118	2,290	2,252
Operating income	248	297	472	547
Interest income	3	2	6	5
Interest expense	(20)	(35)	(45)	(64)
Other income (expense), net	20	1	38	(5)

Income before income taxes	251	265	471	483
Provision for income taxes	10	76	73	134

Net income	$241	$189	$398	$349
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Symantec Corporation stockholders	$241	$189	$398	$349

Net income per share attributable to Symantec Corporation stockholders — basic	$0.34	$0.27	$0.57	$0.49
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.34	$0.27	$0.56	$0.49
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	699	702	698	709
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	707	708	707	714
Cash dividends declared per common share	$0.15	$—	$0.30	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in millions)
Net income	$241	$189	$398	$349
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	16	12	(2)	16

Net foreign currency translation adjustments	16	12	(2)	16
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes $0 million and $0 million for the three months ended September 27, 2013 and September 28, 2012, respectively and $0 million and $0 million for the six months ended September 27, 2013 and September 28, 2012, respectively	1	—	—	1
Reclassification adjustments for realized gain included in net income, net of taxes of $5 million and $0 million for the three months ended September 27, 2013 and September 28, 2012, respectively and $10 million and $0 million for the six months ended September 27, 2013 and September 28, 2012, respectively	(11)	—	(14)	—

Net change in unrealized (loss) gain on available-for-sale securities	(10)	—	(14)	1

Other comprehensive (loss) income, net of taxes	6	12	(16)	17

Comprehensive income	247	201	382	366
Less: Comprehensive income attributable to noncontrolling interest	—	3	—	1

Comprehensive income attributable to Symantec Corporation stockholders	$247	$198	$382	$365

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 27,	September 28,
	2013	2012
	(Unaudited)
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$398	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139	141
Amortization of intangible assets	128	181
Amortization of debt issuance costs and discounts	5	29
Stock-based compensation expense	77	83
Deferred income taxes	51	4
Excess income tax benefit from the exercise of stock options	(13)	(1)
Net gain from sale of short-term investments	(32)	—
Other	11	8
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	465	203
Inventories, net	8	5
Deferred commissions	20	27
Accounts payable	(92)	(34)
Accrued compensation and benefits	(110)	(107)
Deferred revenue	(556)	(339)
Income taxes payable	(72)	42
Other assets	31	(24)
Other liabilities	45	(49)

Net cash provided by operating activities	503	518
INVESTING ACTIVITIES:
Purchases of property and equipment	(118)	(168)
Cash payments for acquisitions, net of cash acquired	(17)	(28)
Purchases of short-term investments	(102)	—
Proceeds from sale of short-term investments	67	46
Other	—	2

Net cash used in investing activities	(170)	(148)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(1,189)	—
Proceeds from convertible note hedge	189	—
Net proceeds from sales of common stock under employee stock benefit plans	160	75
Excess income tax benefit from the exercise of stock options	13	1
Tax payments related to restricted stock units	(30)	(11)
Dividends paid, net	(210)	—
Repurchases of common stock	(250)	(501)
Purchase of additional equity interest in subsidiary	—	(92)
Proceeds from debt issuance, net of discount	—	996
Debt issuance costs	—	(7)

Net cash (used in) provided by financing activities	(1,317)	461
Effect of exchange rate fluctuations on cash and cash equivalents	26	9

Change in cash and cash equivalents	(958)	840
Beginning cash and cash equivalents	4,685	3,162

Ending cash and cash equivalents	$3,727	$4,002

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of September 27, 2013 and March 29, 2013, and for the three and six months ended September 27, 2013 and September 28, 2012, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013. The results of operations for the three and six months ended September 27, 2013 are not necessarily indicative of the results expected for the entire fiscal year.

Segment reporting change

We modified our segment reporting structure to match our new operating structure and how our Chief Operating Decision Maker (“CODM”) views the business and allocates resources, beginning from the first quarter of fiscal 2014. The CODM function is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and President of Products and Services. Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported Condensed Consolidated Financial Statements of the Company. See Note 9 for additional information on our segment reporting change.

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

Change in Accounting Policy for Sales Commissions

Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of September 27, 2013 and March 29, 2013 were $142 million and $159 million, respectively. During the three and six months ended September 27, 2013, we capitalized $29 million and $84 million of commission costs and amortized $55 million and $104 million to sales expense, respectively. During the three and six months ended September 28, 2012, we deferred $44 million and $77 million of commission costs and amortized $53 million and $105 million to sales expense, respectively.

We believe this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the revenue, and therefore they should be recorded as an asset and recognized as an expense over the same period that the related revenue is recognized.

The cumulative effect of the change on accumulated deficit and accumulated other comprehensive income was $109 million and $3 million, respectively, as of March 30, 2012. The following tables present the changes to financial statement line items as a result of the accounting change for the periods presented in the accompanying unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	March 29, 2013
	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Deferred income taxes	$198	$(29)	$169
Deferred commissions	$—	$130	$130
Long-term deferred commissions	$—	$29	$29
Other long-term assets	$124	$(1)	$123
Other current liabilities	$313	$5	$318
Long-term deferred tax liabilities	$403	$23	$426
Accumulated other comprehensive income	$197	$2	$199
Accumulated deficit	$(2,096)	$99	$(1,997)

Condensed Consolidated Statement of Income

	Three Months Ended September 28, 2012			Six Months Ended September 28, 2012
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Operating expenses: Sales and marketing	$659	$8	$667	$1,308	$27	$1,335
Provision for income taxes	$80	$(4)	$76	$145	$(11)	$134
Net income attributable to Symantec Corporation stockholders	$193	$(4)	$189	$365	$(16)	$349
Net income per share attributable to Symantec Corporation stockholders — basic	$0.27	$—	$0.27	$0.51	$(0.02)	$0.49
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.27	$—	$0.27	$0.51	$(0.02)	$0.49
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	702	—	702	709	—	709
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	708	—	708	714	—	714

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 28, 2012			Six Months Ended September 28, 2012
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Net income	$193	$(4)	$189	$365	$(16)	$349
Net foreign currency translation adjustments	$12	$—	$12	$16	$—	$16
Comprehensive income	$202	$(1)	$201	$381	$(15)	$366

The change in accounting policy does not affect our balance of Cash and cash equivalents and as a result did not change net cash flows from operating, investing, or financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended September 28, 2012.

There have been no other material changes in our significant accounting policies for the three and six months ended September 27, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013, other than as discussed above.

Recently Issued Authoritative Guidance

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate), in addition to the U.S. government rate (“UST”) and London Interbank Offered Rate (“LIBOR”), as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging. We adopted this guidance following its effective date of July 17, 2013 and it had no material impact on our Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the Net Operating Loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect that this guidance will materially impact our Condensed Consolidated Financial Statements.

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

Assets measured and recorded at fair value on a recurring basis

There have been no transfers between fair value measurement levels during the three and six months ended September 27, 2013. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 27, 2013			March 29, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Dollars in millions)
Cash equivalents (1)	$2,347	$—	$2,347	$3,469	$—	$3,469
Other short-term investments	—	1	1	—	—	—
Marketable equity securities	4	—	4	62	—	62

(1)	Cash equivalents consist of investments with remaining maturities of three months or less at the date of purchase.

Note 3. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

	User Productivity & Protection	Information Security	Information Management	Total
	(Dollars in millions)
Net balance as of March 29, 2013	$1,649	$1,486	$2,706	$5,841
Additions (1)	—	16	—	16
Adjustments (2)	—	2	—	2

Net balance as of September 27, 2013	$1,649	$1,504	$2,706	$5,859

(1)	Additions due to an acquired business.
(2)	Adjustments made to goodwill reflect foreign currency exchange rate fluctuations.

Effective in the first quarter of fiscal 2014, we evaluated our segment reporting structure and modified the reporting to match our new operating structure. Our reporting units for goodwill are the same as our reportable operating segments, and the net goodwill balance has been allocated to the reporting units based on their relative fair value. See Note 9 of these Condensed Consolidated Financial Statements for information regarding the changes related to segment information.

As a result of the change in our segments, we assessed goodwill for impairment immediately prior to the changes to the new reporting units and determined that the estimated fair value of our reporting units exceeded their respective carrying amount including goodwill. Based on the results of our impairment analysis, we do not believe that impairment existed as of the date of the change in our segments.

Intangible assets, net

	September 27, 2013				March 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(Dollars in millions)
Customer relationships	$2,207	$(1,859)	$348	4 years	$2,205	$(1,766)	$439	2 years
Developed technology	1,918	(1,747)	171	4 years	1,917	(1,720)	197	4 years
Finite-lived tradenames	146	(117)	29	2 years	146	(110)	36	2 years
Patents	26	(19)	7	4 years	26	(18)	8	5 years
Indefinite-lived tradenames	297	—	297	Indefinite	297	—	297	Indefinite

Total	$4,594	$(3,742)	$852	3 years	$4,591	$(3,614)	$977	2 years

Total future amortization expense for intangible assets that have finite lives is as follows:

September 27,
2013
(Dollars in millions)
Remainder of fiscal 2014	$83
2015	157
2016	106
2017	87
2018	66
Thereafter	56

Total	$555

Note 4. Supplemental Financial Information

Property and equipment, net

	September 27,	March 29,
	2013	2013
	(Dollars in millions)
Computer hardware and software	$1,673	$1,820
Office furniture and equipment	141	172
Buildings	531	530
Leasehold improvements	335	310

	2,680	2,832
Accumulated depreciation	(1,734)	(1,853)

	946	979
Construction in progress	66	64
Land	79	79

Total	$1,091	$1,122

Dividends and dividend equivalents

During each of the quarters ended September 27, 2013 and June 28, 2013, we declared and paid a common stock cash dividend of $105 million or $0.15 per common share per quarter, each recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. All dividends and dividend equivalents are subject to the approval of our Board of Directors.

Changes in Accumulated Other Comprehensive Income by Component

Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of March 29, 2013	$183	$16	$199
Other comprehensive income before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income	—	(14)	(14)

Balance as of September 27, 2013	$181	$2	$183

The effects on net income of amounts reclassified from Accumulated Other Comprehensive Income were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended	Six Months Ended
	September 27, 2013	September 27, 2013
	(Dollars in millions)
Details about Accumulated Other Comprehensive Income Components			Affected Line Item in the Condensed Consolidated Statement of Income
Unrealized gain on available-for-sale securities	$(16)	$(24)	Other income (expense), net
Tax effects	5	10	Provision for income taxes

Total amount reclassified, net of taxes	$(11)	$(14)

Note 5. Debt

In the first quarter of fiscal 2007, we issued $1.0 billion in principal amount of 1.00% Convertible Senior Notes (“1.00% notes”), due in June 2013. On June 15, 2013, the principal balance on those notes matured and was settled by a cash payment of $1.0 billion, along with the $5 million semi-annual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value we received $189 million from our note hedge, which we had entered into at the time of the issuance of the 1.00% notes.

At the time of issuance of the 1.00% notes, we granted warrants to affiliates of certain initial purchasers of the notes whereby they had the option to purchase up to 52.7 million shares of our common stock at a price of $27.1330 per share. All the warrants expired unexercised on various dates during the quarter ended September 27, 2013. There was no dilutive impact from the warrants on the Company’s earnings per share.

Note 6. Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs primarily consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, and costs associated with the planning, design, testing, and data conversion phases of a new enterprise resource planning system. Restructuring and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 9 of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.

Restructuring plan

In the fourth quarter of fiscal 2013, we announced our strategy focusing on three priority areas, developing innovative products and services, changing our go-to-market plans and investing in people, process and technology infrastructure to make it easier to do business with us and improve our execution. We also initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. The remaining costs associated with these actions are expected to be incurred throughout the remainder of fiscal 2014. As of September 27, 2013, total costs related to these plans incurred were $185 million, primarily related to severance and related employee benefits, and we anticipate our remaining costs for severance and benefits to be between $35 million and $65 million.

Other exit and disposal costs

Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of September 27, 2013, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 29, 2013	Costs, Net of Adjustments (1)	Cash Payments	September 27, 2013	Cumulative Incurred to Date
	(Dollars in millions)
Restructuring liabilities:
Restructuring plan — severance	$10	$175	$(110)	$75	$185
Other exit and disposal costs	3	2	(2)	3

Total restructuring liabilities	$13	$177	$(112)	$78

Transition and other related costs		28

Total restructuring and transition		$205

Balance Sheet:
Other current liabilities	$11			$77
Other long-term obligations	2			1

Total restructuring liabilities	$13			$78

(1)	Adjustments which have not been significant primarily relate to foreign currency exchange rate fluctuations.

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

Note 8. Stock Repurchases

The following table summarizes our stock repurchase activity:

	Three Months Ended September 27, 2013			Six Months Ended September 27, 2013
	(In millions, except per share data)
Total number of shares repurchased			5			10
Dollar amount of shares repurchased			$125			$250
Average price paid per share			$24.99			$24.47
Range of price paid per share	$22.22	-	$27.09	$21.95	-	$27.09

Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our Board of Directors authorized a new $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase programs have $908 million remaining authorized for future repurchase as of September 27, 2013, and neither program has an expiration date.

Note 9. Segment Information

In the fourth quarter of fiscal 2013, we announced a new strategy and created three new business segments which provide customers with integrated solutions that solve their important problems. We also made changes in our organizational structure. As of the first quarter of fiscal 2014, we modified our segment reporting structure to more readily match the new operating structure based on information reviewed by our CODM. The three reporting segments, which are the same as our operating segments, are as follows:

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

There were no intersegment sales during the three and six months ended September 27, 2013 or September 28, 2012. The historical information presented has been retrospectively adjusted to reflect the new segment reporting. The following table summarizes the operating results of our reporting segments:

	User Productivity & Protection	Information Security	Information Management	Total Segments
	(Dollars in millions)
Three Months Ended September 27, 2013
Net revenue	$719	$316	$602	$1,637
Percentage of total net revenue	44%	19%	37%	100%
Operating income	257	49	145	451
Operating margin	36%	16%	24%
Three Months Ended September 28, 2012
Net revenue	$743	$324	$632	$1,699
Percentage of total net revenue	44%	19%	37%	100%
Operating income	267	14	178	459
Operating margin	36%	4%	28%
Six Months Ended September 27, 2013
Net revenue	$1,451	$652	$1,243	$3,346
Percentage of total net revenue	43%	20%	37%	100%
Operating income	514	75	294	883
Operating margin	35%	12%	24%
Six Months Ended September 28, 2012
Net revenue	$1,480	$638	$1,249	$3,367
Percentage of total net revenue	44%	19%	37%	100%
Operating income	525	6	344	875
Operating margin	35%	1%	28%

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

The reconciliation of total segment operating income to total consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment operating income	$451	$459	$883	$875
Reconciling items:
Amortization of intangibles	42	91	128	181
Restructuring & transition	122	23	205	58
Stock-based compensation	38	45	77	83
Acquisition-related expenses	1	3	1	6

Total consolidated operating income	$248	$297	$472	$547

Note 10. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
	(Dollars in millions, except per share data)
Cost of revenue	$4	$4	$8	$8
Sales and marketing	15	17	29	33
Research and development	12	13	25	24
General and administrative	7	11	15	18

Total stock-based compensation expense	38	45	77	83
Tax benefit associated with stock-based compensation expense	(10)	(14)	(21)	(24)

Net stock-based compensation expense	$28	$31	$56	$59

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders— basic	$0.04	$0.04	$0.08	$0.08
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders— diluted	$0.04	$0.04	$0.08	$0.08

The following table summarizes additional information pertaining to our stock-based compensation:

	Six Months Ended
	September 27,	September 28,
	2013	2012
	(Dollars in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$24.23	$15.20
Fair value of awards granted	$63	$155
Total fair value of awards vested	$89	$39
Total unrecognized compensation expense	$208	$272
Weighted-average remaining vesting period	2 years	3 years
Performance-based restricted stock
Weighted-average fair value per grant	$19.04	$16.15
Fair value of awards granted	$33	$29
Total fair value of awards vested	$12	$1
Total unrecognized compensation expense	$33	$23
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$—	$4.07
Total intrinsic value of stock options exercised	$48	$13
Total unrecognized compensation expense	$9	$22
Weighted-average remaining vesting period	1 year	2 years

During the first quarter of fiscal 2014, we granted 67,550 Restricted Stock Awards to members of our Board of Directors, each award had a fair value of $24.35, and vested immediately upon grant. As a result, we recorded $2 million of stock-based compensation expense for these awards during the first quarter of fiscal 2014.

Note 11. Income Taxes

The effective tax rate was approximately 4% and 15% for the three and six months ended September 27, 2013 and 29% and 28% for the three and six months ended September 28, 2012, respectively.

For the three and six months ended September 27, 2013, the tax provision was reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012 as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit. The tax provision was further reduced by $8 million and $11 million in tax benefits, for the three and six months ended September 27, 2013, respectively, primarily resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million and $12 million in tax expense, for the three and six months ended September 27, 2013, respectively, resulting from the sale of short-term investments.

The tax provision for the three and six months ended September 28, 2012, was reduced by $5 million in tax benefits resulting from tax settlements or effectively settled tax items. The tax provision was further reduced by $3 million and $6 million in tax benefits, for the three and six months ended September 28, 2012, respectively, primarily related to lapses of statutes of limitations and prior year items. These tax benefits were offset by a $9 million tax expense from an increase in valuation allowance on state research tax credits for the three and six months ended September 28, 2012.

The provision for the six months ended September 27, 2013 and September 28, 2012 otherwise reflects a forecasted tax rate of 29%, for each period. The forecasted tax rates for all periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal Research and Development tax credit is currently set to expire on December 31, 2013), partially offset by state income taxes.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $150 million. This amount includes approximately $116 million paid in the settlement of the Symantec 2005 through 2008 IRS audit. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $20 million could affect our income tax provision and therefore benefit the resulting effective tax rate.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 12. Earnings Per Share

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
	(In millions, except per share data)
Net income	$241	$189	$398	$349
Net income per share — basic	$0.34	$0.27	$0.57	$0.49
Net income per share — diluted	$0.34	$0.27	$0.56	$0.49
Weighted-average outstanding common shares — basic	699	702	698	709
Dilutive potential shares issuable from assumed exercise of stock options	2	2	2	2
Dilutive potential shares related to stock award plans	6	4	7	3

Weighted-average shares outstanding — diluted	707	708	707	714

Anti-dilutive weighted-average stock options	3	26	4	26
Anti-dilutive weighted-average restricted stock	—	1	—	—

Note 13. Subsequent Event

On October 23, 2013, we announced a quarterly dividend in the amount of $0.15 per share of common stock to be paid on December 18, 2013 to stockholders of record as of November 25, 2013. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

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

Fiscal calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three and six months ended September 27, 2013 and September 28, 2012 each consisted of 13 weeks and 26 weeks, respectively.

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

Strategy

Our strategy is to establish leadership in this evolving information-centric world by identifying and delivering solutions that solve large unmet or underserved customer needs, while building competitive advantage and creating sustainable financial performance. To successfully implement our strategy we are focusing on three priority areas, developing innovative products and services, changing our go-to-market plans and investing in people, process and technology infrastructure to make it easier to do business with us and improve our execution.

Since announcing our new strategy we have reallocated resources to develop new integrated offerings, restructured the sales organization into new and renewals business teams, and simplified our management structure. These critical changes are designed to build a strong foundation for long-term growth. The second quarter was a transition quarter as we continued to implement significant salesforce and go-to-market changes.

Financial Implications of New Strategy

In fiscal 2014 we are making changes to our offerings, go-to-market plans and our organizational structure as we strive to create sustainable growth. We have developed a three-pronged approach to our offering strategy which includes managing our portfolio of point solutions and reallocating resources to the offerings we estimate have the greatest growth potential, expanding our total addressable market by delivering innovative new offerings that integrate our technologies to solve our customers’ most significant problems, and focusing on developing relationships with other industry leaders that will begin the process of building an ecosystem that delivers more value to our customers.

We believe that sales and marketing of our innovative and differentiated products are enhanced by knowledgeable salespeople who can convey the strong value of our technology, as such, we restructured the sales organization into new and renewals business teams. We also reorganized our direct sales force into functional areas of information security and information management. The focus of these specialized teams is to generate new business through new customer acquisition or through broadening existing customer relationships. We expect that by separating our direct sales force into specialized teams and focusing on new business, we will improve the efficiency and effectiveness of our sales process. Concurrently, we created a dedicated renewals team that is focused on extending the customer relationship and renewing contracts.

We are also investing in our indirect sales channels to build stronger, more strategic relationships that enable us to better serve consumers, small business and mid-market customers. Through our channel partner program we will seek to align our offerings with the optimal route to market, leveraging our channel partner capabilities. We also plan to align the economics and incentives under these relationships based on the value created by the partner and their commitment to Symantec and our customers. We believe these changes will help us provide our end customer with high-quality sales and post-sales support experiences while expanding our business.

As part of our enhanced capital allocation strategy, in fiscal 2014 we initiated a quarterly cash dividend in addition to our on-going share repurchase activity. On July 23, 2013, our Board of Directors approved a quarterly dividend of $0.15 per share of common stock, which was paid on September 18, 2013 to all stockholders of record as of August 26, 2013.

Our income and cash flows are being impacted by severance, other charges, and capital expenditures as we execute our organic growth strategy.

New Enterprise Resource Planning System

We are in the final testing and data conversion stages of implementing the financial reporting module of a new enterprise resource planning system, and anticipate placing this critical financial reporting system in service during the third quarter of fiscal 2014. The costs other than capital expenditures associated with this first phase of implementation of the core operating systems have been recorded in our financial statements in operating expenses as restructuring and transition expenses.

Change in Management

On September 25, 2013, we announced the departure of our Chief Financial Officer, James A. Beer. Until a permanent replacement for Mr. Beer has been named, Andrew H. Del Matto will serve as our acting Chief Financial Officer. Mr. Del Matto also serves as our Senior Vice President and Chief Accounting Officer.

Our operating segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of the first quarter of fiscal 2014, we modified our segment reporting structure to match our new operating structure. The three reporting segments, which are the same as our operating segments, are as follows:

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

Financial results and trends

We experienced $1 million and $46 million of growth in our content, subscription and maintenance revenue during the three and six months ended September 27, 2013, respectively, compared to the same periods in the prior year, while we experienced lower license revenue domestically and internationally with a decline of $63 million and $67 million during the three and six months ended September 27, 2013, respectively, compared to the same periods in the prior year. Our total net revenue decreased $62 million and $21 million for the three and six months ended September 27, 2013, respectively, as compared to the same periods last year, primarily due to lower new license sales. Revenue for the three months ended September 27, 2013 was impacted by the transition of our sales force into new and renewals business teams. The Asia Pacific and Japan region experienced the largest net revenue decrease followed by Americas, while the EMEA region experienced net revenue growth. The Asia Pacific and Japan region revenue declined primarily due to unfavorable foreign currency impacts of the Japanese Yen.

Deferred revenue was $3.5 billion as of September 27, 2013, compared to $4.0 billion at March 29, 2013, and $3.7 billion at September 28, 2012. The decline in the deferred revenue balance is primarily related to the decrease in the September 27, 2013 quarter’s sales activity. The lower deferred revenue balance as of September 27, 2013 will adversely affect our revenues on a year-over-year basis, for at least the remainder of fiscal 2014. As a result of lower than expected new business activity, we lowered our revenue, operating margin and earnings per share expectations for the full 2014 fiscal year.

Gross margins remained constant at 83% during the three and six months ended September, 27, 2013 when compared to the same periods in the prior year. Our cost of revenue remained flat during the three months ended September 27, 2013, but was $16 million higher for the six months ended September 27, 2013, as compared to the same periods in the prior year. The six month increase in cost of revenue was primarily due to the growth in our hosted and appliances businesses. Additionally, our gross margins and cost of revenue were favorably impacted from lower intangible assets amortization expense during fiscal 2013.

Operating expenses declined for the three months ended September 27, 2013, as compared to the same period in the prior year primarily due to lower sales and marketing expenses which decreased $75 million and lower amortization of intangible assets expenses of $43 million. Our operating expenses increased for six months ended September 27, 2013, compared to the same periods in the previous year, primarily due to higher restructuring expenses of $135 million, and higher costs incurred in connection with the implementation of our new enterprise resource planning system of $14 million, offset by lower sales and marketing expenses of $92 million and lower amortization of intangible assets expenses of $44 million.

Critical accounting estimates

Deferred commissions

Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods and the cumulative effect of the change has been reflected as of the beginning of the first period presented.

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

There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended September 27, 2013 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

RESULTS OF OPERATIONS

Total net revenue

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Content, subscription, and maintenance revenue	$1,499	$1,498	$1	0%	$3,019	$2,973	$46	2%
Percentage of total net revenue	92%	88%			90%	88%
License revenue	138	201	(63)	(31)%	327	394	(67)	(17)%
Percentage of total net revenue	8%	12%			10%	12%

Total	$1,637	$1,699	$(62)	(4)%	$3,346	$3,367	$(21)	(1)%

Content, subscription and maintenance revenue represented 92% and 90% of total net revenue for the three and six months ended September 27, 2013, respectively. Our content, subscription and maintenance revenue remained consistent for the three months ended September 27, 2013, and increased for the six months ended September 27, 2013, as compared to the same periods last year, primarily due to growth in our NetBackup, trust services and data loss prevention, partially offset by declines in our endpoint management and information availability offerings.

Our license revenue, which includes sales from software licenses, appliances, and certain revenue-sharing arrangements declined by $63 million and $67 million during the three and six months ended September 27, 2013, respectively, compared to the same periods in the prior year. We experienced these declines due to lower new business sales direct to customers and through our partners which were impacted in part by the transitioning of our sales force into new and renewals business teams.

Net revenue and operating income by segment

User Productivity & Protection segment

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
User Productivity & Protection revenue	$719	$743	$(24)	(3)%	$1,451	$1,480	$(29)	(2)%
Percentage of total net revenue	44%	44%			43%	44%
User Productivity & Protection operating income	$257	$267	$(10)	(4)%	$514	$525	$(11)	(2)%
User Productivity & Protection operating margin	36%	36%			35%	35%

User Productivity & Protection revenue declined $24 million and $29 million for the three and six months ended September 27, 2013, respectively, as compared to the same period last year. The revenue decline was primarily due to the weakness in our endpoint management and encryption businesses. Operating margins in the User Productivity & Protection were consistent during fiscal 2013, when compared to the same period last year.

Information Security segment

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Information Security revenue	$316	$324	$(8)	(2)%	$652	$638	$14	2%
Percentage of total net revenue	19%	19%			20%	19%
Information Security operating income	$49	$14	$35	250%	$75	$6	$69	1,150%
Information Security operating margin	16%	4%			12%	1%

Information Security revenue declined $8 million for the three months ended September 27, 2013, as compared to the same period last year from our mail and web security and data center security, partially offset by increases in our trust services business. Revenue for the six months ended September 27, 2013 increased $14 million from trust services and managed security services, partially offset by decreases in our mail and web security and data center security businesses as compared to the same period last year.

Information Security operating income increased for the three and six months ended September 27, 2013, as compared to the same period last year primarily from lower salaries and wages, as well as, from advertising and promotional expenses.

Information Management segment

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Information Management revenue	$602	$632	$(30)	(5)%	$1,243	$1,249	$(6)	0%
Percentage of total net revenue	37%	37%			37%	37%
Information Management operating income	$145	$178	$(33)	(19)%	$294	$344	$(50)	(15)%
Information Management operating margin	24%	28%			24%	28%

Information Management revenue declined $30 million and $6 million for the three and six months ended September 27, 2013, when compared to the same periods last year, primarily from weakness in our information availability offerings and Backup Exec products, offset by increases in our NetBackup appliance business. Information Management operating income decreased for the three and six months ended September 27, 2013, when compared to the same periods last year, due to lower revenue and higher materials costs related to the growth in our appliances business, coupled with higher services costs associated with the growth in our services business.

Net revenue by geography

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Americas (U.S., Canada and Latin America)
User Productivity & Protection segment	$408	$424	$(16)	(4)%	$834	$843	$(9)	(1)%
Information Security segment	168	169	(1)	(1)%	342	336	6	2%
Information Management segment	314	329	(15)	(5)%	647	652	(5)	(1)%

Total Americas	$890	$922	$(32)	(3)%	$1,823	$1,831	$(8)	0%
Percentage of total net revenue	54%	54%			54%	54%
EMEA (Europe, Middle East, Africa)
User Productivity & Protection segment	$194	$183	$11	6%	$382	$367	$15	4%
Information Security segment	83	82	1	1%	174	159	15	9%
Information Management segment	180	176	4	2%	371	351	20	6%

Total EMEA	$457	$441	$16	4%	$927	$877	$50	6%
Percentage of total net revenue	28%	26%			28%	26%
Asia Pacific/Japan
User Productivity & Protection segment	$117	$136	$(19)	(14)%	$235	$270	$(35)	(13)%
Information Security segment	65	73	(8)	(11)%	136	143	(7)	(5)%
Information Management segment	108	127	(19)	(15)%	225	246	(21)	(9)%

Total Asia Pacific/Japan	$290	$336	$(46)	(14)%	$596	$659	$(63)	(10)%
Percentage of total net revenue	18%	20%			18%	20%

Total	$1,637	$1,699	$(62)	(4)%	$3,346	$3,367	$(21)	(1)%

U.S.	$789	$826	$(37)	(4)%	$1,619	$1,635	$(16)	(1)%
U.S. percentage of total net revenue	48%	49%			48%	49%
International	848	873	(25)	(3)%	1,727	1,732	(5)	0%
International percentage of total net revenue	52%	51%			52%	51%

Total	$1,637	$1,699	$(62)	(4)%	$3,346	$3,367	$(21)	(1)%

Revenue declined domestically and internationally during the three months ended September 27, 2013, when compared to the same period last year. The Asia Pacific and Japan region experienced the largest net revenue decrease followed by Americas, while the EMEA region experienced net revenue growth. The Asia Pacific and Japan region revenue declined primarily due to unfavorable foreign currency impacts of the Japanese Yen.

Our international sales are and are expected to continue to be a significant portion of our revenue. As a result, revenue is expected to continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Cost of content, subscription, and maintenance	$252	$247	$5	2%	$515	$496	$19	4%
As a percentage of related revenue	17%	16%			17%	17%
Cost of license	$19	$18	$1	6%	$41	$35	$6	17%
As a percentage of related revenue	14%	9%			13%	9%
Amortization of intangible assets	$13	$19	$(6)	(32)%	$28	$37	$(9)	(24)%
As a percentage of total net revenue	1%	1%			1%	1%

Total	$284	$284	$—	0%	$584	$568	$16	3%

Gross margin	83%	83%			83%	83%

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to original equipment manufacturers (“OEMs”) under revenue-sharing agreements. Cost of revenues for content, subscription, and maintenance increased for the three and six months ended September 27, 2013, due to higher costs related to consulting and education to support increased revenue in these areas. Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization decreased for the three and six months ended September 27, 2013, as compared with same period last year, as certain developed technologies became fully amortized early in fiscal 2014.

Operating expenses

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Sales and marketing expense	$592	$667	$(75)	(11)%	$1,243	$1,335	$(92)	(7)%
Percentage of total net revenue	36%	39%			37%	40%
Research and development expense	$248	$247	$1	0%	$509	$496	$13	3%
Percentage of total net revenue	15%	15%			15%	15%
General and administrative expense	$114	$109	$5	5%	$233	$219	$14	6%
Percentage of total net revenue	7%	6%			7%	7%
Amortization of intangible assets	$29	$72	$(43)	(60)%	$100	$144	$(44)	(31)%
Percentage of total net revenue	2%	4%			3%	4%
Restructuring and transition	$122	$23	$99	430%	$205	$58	$147	253%
Percentage of total net revenue	7%	1%			6%	2%

Total	$1,105	$1,118	$(13)	(1)%	$2,290	$2,252	$38	2%

Sales and marketing expense decreased for the three and six months ended September 27, 2013, as compared to the same period last year, primarily due to lower salaries and wages of $52 million and $32 million, respectively, and lower advertising and promotion expenses of $18 million and $44 million, respectively.

Amortization of intangible assets decreased by $43 million and $44 million for the three and six months ended September 27, 2013, respectively, as compared to the same period last year, as a result of various customer relationship intangibles becoming fully amortized at the end of the June 28, 2013 quarter.

Restructuring and transition costs consist of severance, facilities, transition and other related costs. Transition and other related costs consist of severance costs associated with acquisition integrations and other charges associated with the planning, design, testing and data conversion stages of implementing of a new enterprise resource planning system. For the three and six months ended September 27, 2013, we recognized $122 million and $205 million of restructuring and transition costs. For the three and six months ended September 28, 2012, we recognized restructuring and transition costs of $23 million and $58 million. For further information on restructuring and transition costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

We experienced favorable foreign currency effects on our operating expenses of $13 million and $26 million in the three and six months ended September 27, 2013, respectively, as compared to the same periods last year. We expect research and development expenses to continue to increase through fiscal 2017 as we invest to drive organic growth.

Non-operating income (expense), net

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Interest income	$3	$2			$6	$5
Interest expense	(20)	(35)			(45)	(64)
Other income (expense), net	20	1			38	(5)

Total	$3	$(32)	$35	109%	$(1)	$(64)	$63	98%

Percentage of total net revenue	0%	(2)%			0%	(2)%

The decrease in non-operating expense, net is primarily driven by a realized gain from sale of short-term investments of $16 million and $32 million during the three and six months ended September 27, 2013, coupled with a decrease in interest expense as we experienced lower amortization of debt issuance costs and discounts of $10 million and $24 million, respectively, when compared to the same period last year.

Provision for income taxes

	Three Months Ended				Six Months Ended
	September 27,	September 28,	Change in		September 27,	September 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Provision for income taxes	$10	$76	$(66)	(87)%	$73	$134	$(61)	(46)%
Effective tax rate on earnings	4%	29%			15%	28%

The effective tax rate was approximately 4% and 15% for the three and six months ended September 27, 2013, and 29% and 28% for the three and six months ended September 28, 2012, respectively. For the three and six months ended September 27, 2013, the tax expense was reduced by $33 million for resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012 as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 IRS audit. The tax expense was further reduced by $8 million and $11 million in tax benefits, for the three and six months ended September 27, 2013, respectively, primarily resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million and $12 million in tax expense, for the three and six months ended September 27, 2013, respectively, resulting from the sale of short-term investments. For further information on our effective tax rate, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $150 million. This amount includes approximately $116 million paid in settlement of the Symantec 2005 through 2008 IRS audit. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $20 million could affect our income tax provision and therefore benefit the resulting effective tax rate.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of September 27, 2013, we had cash, cash equivalents and short term investments of $3.8 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $4.8 billion. As of September 27, 2013, $2.0 billion in cash and cash equivalents were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we need such portion of these funds to support our operations in the U.S.

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

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of September 27, 2013, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as any cash dividends to be paid under the capital allocation program announced in January 2013 and repurchases of our stock, for at least the next 12 months and foreseeable future. We have implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

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

Convertible Senior Notes: On June 15, 2013, the principal balance on our 1.00% notes matured and was settled by a cash payment of $1.0 billion, along with the $5 million semi-annual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value, we received $189 million from the settlement of our note hedge, which we had entered into at the time of the issuance of the 1.00% notes.

Stock Repurchases: For the six months ended September 27, 2013, we repurchased 10 million shares, or $250 million, of our common stock. During the six months ended September 28, 2012, we repurchased 31 million shares, or $501 million, of our common stock. As of September 27, 2013, we had $908 million remaining under the plans authorized for future repurchases. Our Board of Directors authorized a new $1.0 billion stock repurchase program during the fourth quarter of fiscal 2013.

Dividend Program: During each of the first two quarters of fiscal 2014 we declared and paid cash dividends of $0.15 per share of common stock per quarter for a total of $210 million, which was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. On July 23, 2013, our Board of Directors approved a quarterly dividend in the amount of $0.15 per share to be paid on September 18, 2013 to stockholders of record as of August 26, 2013. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Restructuring Plan: In the fourth quarter of fiscal 2013, we announced our strategy to develop innovative products and services, change our go-to-market plans and simplify our organizational structure. We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. These actions are expected to be completed in fiscal 2014. As of September 27, 2013, total costs related to these plans incurred to date was $185 million, primarily related to severance and related employee benefits, and we anticipate our remaining costs for severance and benefits to be between $35 million and $65 million.

Noncontrolling Interest: In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million and it became a wholly-owned subsidiary. The payment for the remaining 8% interest was made in the fourth quarter of fiscal 2013.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	September 27,	September 28,
	2013	2012
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$503	$518
Investing activities	(170)	(148)
Financing activities	(1,317)	461

Operating Activities

Net cash provided by operating activities was $503 million for the six months ended September 27, 2013, which resulted from net income of $398 million adjusted for non-cash items, including depreciation and amortization charges of $272 million, as well as net changes in trade receivables resulting in inflows of $465 million. These amounts were partially offset by decreases in deferred revenue of $556 million and accrued compensation of $110 million.

Net cash provided by operating activities was $518 million for the six months ended September 28, 2012, which resulted from net income of $349 million adjusted for non-cash items, which largely included depreciation and amortization charges of $351 million, as well as net changes in trade receivables resulting in inflows of $203 million. These amounts were partially offset by decreases in deferred revenue of $339 million and in accrued compensation of $107 million.

Investing Activities

Net cash used in investing activities was $170 million for the six months ended September 27, 2013 and was primarily due to payments of $118 million for capital expenditures, and the purchase of $102 million of short-term investments, partially offset by $67 million in net proceeds from sales of our short-term investments.

Net cash used in investing activities was $148 million for the six months ended September 28, 2012 and was primarily due to capital expenditures of $168 million and payments for acquisitions, net of cash acquired, of $28 million.

Financing Activities

Net cash used in financing activities was $1.3 billion for the six months ended September 27, 2013 and was primarily due to the repayment of our 1.00% notes of $1.2 billion, repurchases of our common stock of $250 million and dividend payments of $210 million, partially offset by proceeds from the exercise of our note hedge of $189 million and proceeds from sales of common stock through employee stock plans of $160 million.

Net cash provided in financing activities was $461 million for the six months ended September 28, 2012 and was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, net of the discount of $4 million; offset by the repurchases of our common stock of $501 million.

Contractual Obligations

There have been no significant changes during the six months ended September 27, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended September 27, 2013 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and acting Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 27, 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
June 29, 2013 to July 26, 2013	2	$23.47	2	$982
July 27, 2013 to August 30, 2013	2	$26.23	2	$919
August 31, 2013 to September 27, 2013	1	$25.61	1	$908

Total	5	$24.99	5

For information regarding our stock repurchase programs, see Note 8 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION (Registrant)

By:	/s/ STEPHEN M. BENNETT
Stephen M. Bennett
President, Chief Executive Officer and Director

By:	/s/ ANDREW H. DEL MATTO
Andrew H. Del Matto
Senior Vice President and acting Chief Financial Officer

Date: October 29, 2013

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
10.01*	Symantec Corporation 2013 Equity Incentive Plan	S-8	333-191889	99.01	10/24/13

10.02*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	S-8	333-191889	99.02	10/24/13

10.03*	Symantec Senior Executive Incentive Plan, as amended and restated	8-K	000-17781	10.03	10/25/13

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.