Form 10-Q
period 2013-12-27
SYMANTEC CORP
filed 2014-02-03
CIK 849399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2013

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 30, 2014: 691,554,385 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended December 27, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	March 29,
	2013	2013 *
	(Unaudited)
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,813	$4,685
Short-term investments	77	62
Trade accounts receivable, net	892	1,031
Inventories, net	13	24
Deferred income taxes	170	169
Deferred commissions	106	130
Other current assets	245	315

Total current assets	5,316	6,416
Property and equipment, net	1,110	1,122
Intangible assets, net	809	977
Goodwill	5,856	5,841
Long-term deferred commissions	29	29
Other long-term assets	138	123

Total assets	$13,258	$14,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306	$334
Accrued compensation and benefits	338	422
Deferred revenue	3,087	3,496
Current portion of long-term debt	—	997
Other current liabilities	418	318

Total current liabilities	4,149	5,567
Long-term debt	2,094	2,094
Long-term deferred revenue	501	521
Long-term deferred tax liabilities	440	426
Long-term income taxes payable	242	318
Other long-term obligations	74	60

Total liabilities	7,500	8,986
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	6,885	7,313
Accumulated other comprehensive income	182	199
Accumulated deficit	(1,316)	(1,997)

Total stockholders’ equity	5,758	5,522

Total liabilities and stockholders’ equity	$13,258	$14,508

*	Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2013	2012	2013	2012
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,508	$1,521	$4,527	$4,494
License	197	270	524	664

Total net revenue	1,705	1,791	5,051	5,158
Cost of revenue:
Content, subscription, and maintenance	244	256	759	752
License	26	27	67	62
Amortization of intangible assets	13	16	41	53

Total cost of revenue	283	299	867	867

Gross profit	1,422	1,492	4,184	4,291
Operating expenses:
Sales and marketing	608	724	1,851	2,059
Research and development	252	249	761	745
General and administrative	97	117	330	336
Amortization of intangible assets	28	71	128	215
Restructuring and transition	32	27	237	85

Total operating expenses	1,017	1,188	3,307	3,440
Operating income	405	304	877	851
Interest income	3	4	9	9
Interest expense	(20)	(38)	(65)	(102)
Other (expense) income, net	(1)	20	37	15

Income before income taxes	387	290	858	773
Provision for income taxes	104	74	177	208

Net income	$283	$216	$681	$565
Less: Income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Symantec Corporation stockholders	$283	$216	$681	$565

Net income per share attributable to Symantec Corporation stockholders — basic	$0.41	$0.31	$0.98	$0.80
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.40	$0.31	$0.96	$0.80
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	696	693	697	704
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	702	702	706	710
Cash dividends declared per common share	$0.15	$—	$0.45	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in millions)
Net income	$283	$216	$681	$565
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(1)	(1)	(3)	15
Reclassification adjustments for (gain) loss included in net income	—	(1)	—	(1)

Net foreign currency translation adjustments	(1)	(2)	(3)	14

Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes of $0 million and $0 million for the three months ended December 27, 2013 and December 28, 2012, respectively and $0 million and $0 million for the nine months ended December 27, 2013 and December 28, 2012, respectively	—	14	—	15
Reclassification adjustments for realized gain included in net income, net of taxes of $0 million and $0 million for the three months ended December 27, 2013 and December 28, 2012, respectively and $10 million and $0 million for the nine months ended December 27, 2013 and December 28, 2012, respectively	—	—	(14)	—

Net change in unrealized (loss) gain on available-for-sale securities	—	14	(14)	15

Other comprehensive (loss) income, net of taxes	(1)	12	(17)	29

Comprehensive income	282	228	664	594
Less: Comprehensive income attributable to noncontrolling interest	—	1	—	2

Comprehensive income attributable to Symantec Corporation stockholders	$282	$227	$664	$592

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 27,	December 28,
	2013	2012
	(Unaudited)
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$681	$565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207	213
Amortization of intangible assets	170	268
Amortization of debt issuance costs and discounts	6	44
Stock-based compensation expense	111	125
Deferred income taxes	9	17
Excess income tax benefit from the exercise of stock options	(13)	(2)
Net gain from sale of short-term investments	(32)	—
Other	8	(3)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	145	(144)
Inventories, net	11	9
Deferred commissions	27	21
Accounts payable	(54)	(8)
Accrued compensation and benefits	(83)	40
Deferred revenue	(470)	(150)
Income taxes payable	30	39
Other assets	30	(45)
Other liabilities	49	(8)

Net cash provided by operating activities	832	981
INVESTING ACTIVITIES:
Purchases of property and equipment	(183)	(245)
Cash payments for acquisitions, net of cash acquired	(17)	(28)
Purchases of short-term investments	(174)	—
Proceeds from maturity and sales of short-term investments	166	46
Other	—	3

Net cash used in investing activities	(208)	(224)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(1,189)	—
Proceeds from convertible note hedge	189	—
Net proceeds from sales of common stock under employee stock benefit plans	183	100
Excess income tax benefit from the exercise of stock options	13	2
Tax payments related to restricted stock units	(32)	(14)
Dividends paid, net	(314)	—
Repurchases of common stock	(375)	(701)
Purchase of additional equity interest in subsidiary	—	(92)
Proceeds from debt issuance, net of discount	—	996
Debt issuance costs	—	(7)

Net cash (used in) provided by financing activities	(1,525)	284
Effect of exchange rate fluctuations on cash and cash equivalents	29	(3)

Change in cash and cash equivalents	(872)	1,038
Beginning cash and cash equivalents	4,685	3,162

Ending cash and cash equivalents	$3,813	$4,200

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of December 27, 2013 and March 29, 2013, and for the three and nine months ended December 27, 2013 and December 28, 2012, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013. The results of operations for the three and nine months ended December 27, 2013 are not necessarily indicative of the results expected for the entire fiscal year.

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

Change in Accounting Policy for Sales Commissions

Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Quarterly Report on Form 10-Q, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of December 27, 2013 and March 29, 2013 were $135 million and $159 million, respectively. During the three and nine months ended December 27, 2013, we capitalized $42 million and $126 million of commission costs and amortized $49 million and $153 million to sales expense, respectively. During the three and nine months ended December 28, 2012, we deferred $57 million and $134 million of commission costs and amortized $51 million and $157 million to sales expense, respectively.

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

The cumulative effect of the change on accumulated deficit and accumulated other comprehensive income was $109 million and $3 million, respectively, as of March 30, 2012. The following tables present the changes to financial statement line items as a result of the accounting change for the periods presented in the accompanying unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	March 29, 2013
	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Deferred income taxes	$198	$(29)	$169
Deferred commissions	$—	$130	$130
Long-term deferred commissions	$—	$29	$29
Other long-term assets	$124	$(1)	$123
Other current liabilities	$313	$5	$318
Long-term deferred tax liabilities	$403	$23	$426
Accumulated other comprehensive income	$197	$2	$199
Accumulated deficit	$(2,096)	$99	$(1,997)

Condensed Consolidated Statement of Income

	Three Months Ended December 28, 2012			Nine Months Ended December 28, 2012
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Operating expenses: Sales and marketing	$730	$(6)	$724	$2,038	$21	$2,059
Provision for income taxes	$72	$2	$74	$217	$(9)	$208
Net income attributable to Symantec Corporation stockholders	$212	$4	$216	$577	$(12)	$565
Net income per share attributable to Symantec Corporation stockholders — basic	$0.31	$—	$0.31	$0.82	$(0.02)	$0.80
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.30	$0.01	$0.31	$0.81	$(0.01)	$0.80
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	693	—	693	704	—	704
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	702	—	702	710	—	710

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended December 28, 2012			Nine Months Ended December 28, 2012
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Net income	$212	$4	$216	$577	$(12)	$565
Net foreign currency translation adjustments	$(2)	$—	$(2)	$14	$—	$14
Comprehensive income	$223	$5	$228	$604	$(10)	$594

The change in accounting policy does not affect our balance of cash and cash equivalents and as a result did not change net cash flows from operating, investing, or financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended December 28, 2012.

There have been no other material changes in our significant accounting policies for the three and nine months ended December 27, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013, other than as discussed above.

Recently Issued Authoritative Guidance

There was no recently issued authoritative guidance that has material impact to our Condensed Consolidated Financial Statements through the reporting date.

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

Assets measured and recorded at fair value on a recurring basis

There have been no transfers between fair value measurement levels during the three and nine months ended December 27, 2013. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 27, 2013			March 29, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Dollars in millions)
Cash equivalents (1)	$2,390	$10	$2,400	$3,469	$—	$3,469
Other short-term investments	44	29	73	—	—	—
Marketable equity securities	4	—	4	62	—	62

(1)	Cash equivalents consist of investments with remaining maturities of three months or less at the date of purchase.

Note 3. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

	User Productivity & Protection	Information Security	Information Management	Total
	(Dollars in millions)
Net balance as of March 29, 2013	$1,649	$1,486	$2,706	$5,841
Additions (1)	—	16	—	16
Adjustments (2)	—	(1)	—	(1)

Net balance as of December 27, 2013	$1,649	$1,501	$2,706	$5,856

(1)	Additions due to an acquired business.
(2)	Adjustments made to goodwill reflect foreign currency exchange rate fluctuations.

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

Intangible assets, net

	December 27, 2013				March 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(Dollars in millions)
Customer relationships	$2,203	$(1,882)	$321	3 years	$2,205	$(1,766)	$439	2 years
Developed technology	1,918	(1,760)	158	4 years	1,917	(1,720)	197	4 years
Finite-lived tradenames	146	(120)	26	2 years	146	(110)	36	2 years
Patents	21	(14)	7	4 years	26	(18)	8	5 years
Indefinite-lived tradenames	297	—	297	Indefinite	297	—	297	Indefinite

Total	$4,585	$(3,776)	$809	3 years	$4,591	$(3,614)	$977	2 years

Total future amortization expense for intangible assets that have finite lives is as follows:

December 27,
2013
(Dollars in millions)
Remainder of fiscal 2014	$41
2015	157
2016	106
2017	87
2018	66
Thereafter	55

Total	$512

Note 4. Supplemental Financial Information

Property and equipment, net

	December 27,	March 29,
	2013	2013
	(Dollars in millions)
Computer hardware and software	$1,764	$1,820
Office furniture and equipment	138	172
Buildings	532	530
Leasehold improvements	338	310

	2,772	2,832
Accumulated depreciation	(1,772)	(1,853)

	1,000	979
Construction in progress	31	64
Land	79	79

Total	$1,110	$1,122

Dividends and dividend equivalents

During the quarter ended December 27, 2013, we declared and paid a common stock cash dividend of $104 million or $0.15 per common share. During the nine months ended December 27, 2013, we declared and paid common stock cash dividends of $314 million, with each quarterly dividend being $0.15 per common share. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. All future dividends and dividend equivalents are subject to the approval of our Board of Directors.

Changes in Accumulated Other Comprehensive Income by Component

Components of Accumulated Other Comprehensive Income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of March 29, 2013	$183	$16	$199
Other comprehensive income before reclassifications	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income	—	(14)	(14)

Balance as of December 27, 2013	$180	$2	$182

The effects on net income of amounts reclassified from Accumulated Other Comprehensive Income were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended	Nine Months Ended
	December 27, 2013	December 27, 2013
	(Dollars in millions)
Details about Accumulated Other Comprehensive Income Components			Affected Line Item in the Condensed Consolidated Statement of Income
Unrealized gain on available-for-sale securities	$—	$(24)	Other (expense) income, net
Tax effects	—	10	Provision for income taxes

Total amount reclassified, net of taxes	$—	$(14)

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

At the time of issuance of the 1.00% notes, we granted warrants to affiliates of certain initial purchasers of the notes whereby they had the option to purchase up to 52.7 million shares of our common stock at a price of $27.1330 per share. All the warrants expired unexercised on various dates during the quarter ended September 27, 2013, there was no dilutive impact from the warrants on the Company’s earnings per share.

Note 6. Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs primarily consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, and costs associated with the planning, design, testing, and data conversion phases of a new enterprise resource planning (“ERP”) system. Restructuring and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 9 of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.

Restructuring plan

In the fourth quarter of fiscal 2013, we announced our strategy focusing on three priority areas, developing innovative products and services, changing our go-to-market plans and investing in people, process and technology infrastructure to make it easier to do business with us and improve our execution. We also initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. The remaining costs associated with these actions are expected to be incurred throughout the remainder of fiscal 2014. As of December 27, 2013, total costs related to these plans incurred were $200 million, primarily related to severance and related employee benefits, and the remaining costs for severance and benefits are anticipated to be less than $50 million.

Other exit and disposal costs

Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of December 27, 2013, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 29, 2013	Costs, Net of Adjustments (1)	Cash Payments	December 27, 2013	Cumulative Incurred to Date
	(Dollars in millions)
Restructuring liabilities:
Restructuring plan — severance	$10	$192	$(146)	$56	$200
Other exit and disposal costs	3	1	(3)	1

Total restructuring liabilities	$13	$193	$(149)	$57

Transition and other related costs		44

Total restructuring and transition		$237

Balance Sheet:
Other current liabilities	$11			$56
Other long-term obligations	2			1

Total restructuring liabilities	$13			$57

(1)	Adjustments which have not been significant primarily relate to foreign currency exchange rate fluctuations.

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

Litigation contingencies

During the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration (“GSA”) Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $210 million from the period beginning January 2007 and ending December 2011. We are fully cooperating with the investigation and in January 2014 met with representatives of the government who presented us with an initial analysis of our actual damages exposure in the amount of approximately $145 million. We are currently in the process of evaluating the government’s initial analysis. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act, and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties in some cases, depending upon a number of factors. As a result of these developments, we considered the need for an accrual for a potential loss. Considering the preliminary stage of the negotiated resolution process with the government, we are currently unable to determine a precise range of estimated losses resulting from this matter. However, we determined that the amount subject to accrual (representing our best estimate of the low end of such range) was not material to the company’s Condensed Consolidated Financial Statements.

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

Note 8. Stock Repurchases

The following table summarizes our stock repurchase activity:

	Three Months Ended December 27, 2013			Nine Months Ended December 27, 2013
	(In millions, except per share data)
Total number of shares repurchased			5			15
Dollar amount of shares repurchased			$125			$375
Average price paid per share			$23.76			$24.22
Range of price paid per share	$20.90	-	$25.58	$20.90	-	$27.09

Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our Board of Directors authorized a new $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase programs have $783 million remaining authorized for future repurchase as of December 27, 2013, and neither program has an expiration date.

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

There were no intersegment sales during the three and nine months ended December 27, 2013 or December 28, 2012. The historical information presented has been retrospectively adjusted to reflect the new segment reporting. The following table summarizes the operating results of our reporting segments:

	User Productivity & Protection	Information Security	Information Management	Total Segments
	(Dollars in millions)
Three Months Ended December 27, 2013
Net revenue	$718	$327	$660	$1,705
Percentage of total net revenue	42%	19%	39%	100%
Operating income	269	65	179	513
Operating margin	37%	20%	27%
Three Months Ended December 28, 2012
Net revenue	$750	$336	$705	$1,791
Percentage of total net revenue	42%	19%	39%	100%
Operating income	235	26	203	464
Operating margin	31%	8%	29%
Nine Months Ended December 27, 2013
Net revenue	$2,169	$979	$1,903	$5,051
Percentage of total net revenue	43%	19%	38%	100%
Operating income	783	140	473	1,396
Operating margin	36%	14%	25%
Nine Months Ended December 28, 2012
Net revenue	$2,232	$972	$1,954	$5,158
Percentage of total net revenue	43%	19%	38%	100%
Operating income	762	30	547	1,339
Operating margin	34%	3%	28%

From time to time, our management makes minor modifications to our segment reporting structure to more readily match our operating structure. All historical periods have been adjusted to reflect any modifications to the segment reporting structure.

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

The reconciliation of total segment operating income to total consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(Dollars in millions)
Total segment operating income	$513	$464	$1,396	$1,339
Reconciling items:
Amortization of intangibles	41	87	169	268
Restructuring & transition	32	27	237	85
Stock-based compensation	34	42	111	125
Acquisition-related expenses	1	4	2	10

Total consolidated operating income	$405	$304	$877	$851

Note 10. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(Dollars in millions, except per share data)
Cost of revenue	$5	$4	$13	$12
Sales and marketing	15	18	44	51
Research and development	9	13	34	37
General and administrative	5	7	20	25

Total stock-based compensation expense	34	42	111	125
Tax benefit associated with stock-based compensation expense	(7)	(12)	(28)	(36)

Net stock-based compensation expense	$27	$30	$83	$89

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — basic	$0.04	$0.04	$0.12	$0.13
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — diluted	$0.04	$0.04	$0.12	$0.13

The following table summarizes additional information pertaining to our stock-based compensation:

	Nine Months Ended
	December 27, 2013	December 28, 2012
	(Dollars in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$24.46	$15.41
Fair value of awards granted	$231	$169
Total fair value of awards vested	$97	$47
Total unrecognized compensation expense	$273	$248
Weighted-average remaining vesting period	3 years	3 years
Performance-based restricted stock
Weighted-average fair value per grant	$19.04	$16.15
Fair value of awards granted	$33	$29
Total fair value of awards vested	$12	$4
Total unrecognized compensation expense	$13	$18
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$—	$4.07
Total intrinsic value of stock options exercised	$54	$20
Total unrecognized compensation expense	$6	$17
Weighted-average remaining vesting period	1 year	2 years

During the first quarter of fiscal 2014, we granted 67,550 Restricted Stock Awards to members of our Board of Directors, each award had a fair value of $24.35, and vested immediately upon grant. As a result, we recorded $2 million of stock-based compensation expense for these awards during the first quarter of fiscal 2014.

The Company’s 2013 Equity Incentive Plan (“2013 Plan”) and an amendment to the Company’s 2008 Employee Stock Purchase Plan (“2008 ESPP”) were approved by the Board of Directors and stockholders of the Company and became effective on October 22, 2013. The number of authorized shares of the Company’s common stock issuable under the 2013 Plan is 45 million shares. All outstanding stock awards granted under the Company’s 2004 Equity Incentive Plan (“2004 Plan”) will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the applicable 2004 Plan, but no additional awards will be granted under the 2004 Plan. In addition, the amendment to the 2008 ESPP increased the number of authorized shares of the Company’s common stock issuable thereunder by 30 million shares.

Note 11. Income Taxes

The effective tax rate was approximately 27% and 21% for the three and nine months ended December 27, 2013, and 26% and 27% for the three and nine months ended December 28, 2012, respectively.

For the three and nine months ended December 27, 2013, the tax provision was reduced by a net tax benefit of $7 million related to certain foreign operations. The tax provision was also reduced by tax benefits of $2 million and $13 million for the three and nine months ended December 27, 2013, respectively, resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. For the nine months ended December 27, 2013, the tax provision was further reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012 as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit. These tax benefits were partially offset by $12 million in tax expense, in the nine months ended December 27, 2013, resulting from the sale of short-term investments.

For the three and nine months ended December 28, 2012, the tax expense was reduced by $7 million and $18 million, respectively, in tax benefits resulting from tax settlements, lapses of statutes of limitations and prior year items. These tax benefits were offset by a $9 million tax expense from an increase in valuation allowance on state research tax credits for the nine months ended December 28, 2012.

The provision for the nine months ended December 27, 2013 and December 28, 2012 otherwise reflects a forecasted tax rate of 29%. The forecasted tax rates for all periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal Research and Development tax credit expired on December 31, 2013), partially offset by state income taxes. We are a U.S.-based multinational company subject to tax in multiple U.S. and international tax jurisdictions. A substantial portion of our international earnings were generated from subsidiaries organized in Ireland and Singapore. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $160 million. This amount includes approximately $116 million paid in the settlement of the Symantec 2005 through 2008 IRS audit. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $20 million could affect our income tax provision and therefore benefit the resulting effective tax rate.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 12. Earnings Per Share

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2013	2012	2013	2012
	(In millions, except per share data)
Net income	$283	$216	$681	$565
Net income per share — basic	$0.41	$0.31	$0.98	$0.80
Net income per share — diluted	$0.40	$0.31	$0.96	$0.80
Weighted-average outstanding common shares — basic	696	693	697	704
Dilutive potential shares issuable from assumed exercise of stock options	1	2	2	2
Dilutive potential shares related to stock award plans	5	7	7	4

Weighted-average shares outstanding — diluted	702	702	706	710

Anti-dilutive weighted-average stock options	3	16	3	19
Anti-dilutive weighted-average restricted stock	1	—	2	—

Note 13. Subsequent Event

On January 29, 2014, we announced a quarterly dividend in the amount of $0.15 per share of common stock to be paid on March 19, 2014 to stockholders of record as of February 24, 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

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

Fiscal calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three and nine months ended December 27, 2013 and December 28, 2012 each consisted of 13 weeks and 39 weeks, respectively.

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

Strategy

Our strategy is to establish leadership in this evolving information-centric world by identifying and delivering solutions that solve large unmet or underserved customer needs, while building competitive advantage and creating sustainable financial performance. To successfully implement our strategy we are focusing on three priority areas, developing innovative products and services, changing our go-to-market plans, and investing in people, process and technology infrastructure to make it easier to do business with us and improve our execution.

Since announcing our new strategy we have reallocated resources to develop new integrated offerings, restructured the sales organization into new and renewals business teams, redesigned our channel strategy, and simplified our management structure. These critical changes are designed to build a strong foundation for long-term growth.

Financial Implications of New Strategy

In fiscal 2014 we are making changes to our offerings, go-to-market plans and our organizational structure as we strive to create sustainable growth. We have developed a three-pronged approach to our offering strategy which includes managing our portfolio of point solutions and reallocating resources to the offerings we estimate have the greatest growth potential, expanding our total addressable market by delivering innovative new offerings that integrate our technologies to solve our customers’ most significant problems, and focusing on developing relationships with other industry leaders that will begin the process of building ecosystems that delivers more value to our customers.

We believe that sales and marketing of our innovative and differentiated products are enhanced by knowledgeable salespeople who can convey the strong value of our technology. As such, we restructured the sales organization into new and renewals business teams. We also reorganized our direct sales force into functional areas of information security and information management. The focus of these specialized teams is to generate new business through new customer acquisition or through broadening existing customer relationships. We expect that by separating our direct sales force into specialized teams and focusing on new business, we will improve the efficiency and effectiveness of our sales process. Concurrently, we created a dedicated renewals team that is focused on extending existing customer relationships and renewing contracts.

We are also investing in our indirect sales channels to build stronger, more strategic relationships that enable us to better serve consumers, small business and mid-market customers. Through our channel partner program we are seeking to align our offerings with the optimal route to market, leveraging our channel partner capabilities. We also plan to align the economics and incentives under these relationships based on the value created by the partner and their commitment to Symantec and our customers. We believe these changes will help us provide our end customer with high-quality sales and post-sales support experiences while expanding our business.

As part of our enhanced capital allocation strategy, in fiscal 2014 we initiated a quarterly cash dividend in addition to our on-going share repurchases activity. Our Board of Directors approved a quarterly dividend of $0.15 per share of common stock, which was paid on December 18, 2013 to all stockholders of record as of November 25, 2013.

Our income and cash flows are being impacted by severance, other charges, and capital expenditures as we execute our organic growth strategy.

New enterprise resource planning system

During the third quarter of fiscal 2014, following our final testing and data conversion stages, we implemented the critical financial reporting module of a new ERP system. The costs, other than capital expenditures, associated with this first phase of implementation of the core operating systems have been recorded in our financial statements in operating expenses as restructuring and transition expenses.

Change in management

On December 20, 2013, we announced the departure of our Senior Vice President, acting Chief Financial Officer, and Chief Accounting Officer, Andrew H. Del Matto. Until a new Chief Financial Officer and Chief Accounting Officer have been appointed, Donald J. Rath will serve as our interim Chief Financial Officer and interim Chief Accounting Officer. Mr. Rath also serves as our Vice President of Tax.

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

Financial results and trends

Revenue declined following the transition of our sales force into new and renewals business teams during the three and nine months ended December 27, 2013. Our content, subscription and maintenance revenue declined by $13 million for the three months ended December 27, 2013, while we experienced $33 million of growth during the nine months ended December 27, 2013, as compared to the same periods last year.

We also experienced lower license revenue domestically and internationally with a decline of $73 million and $140 million during the three and nine months ended December 27, 2013, respectively, compared to the same periods in the prior year. Our total net revenue declined $86 million and $107 million for the three and nine months ended December 27, 2013, respectively, as compared to the same periods last year, primarily due to lower sales activity. The Asia Pacific and Japan region experienced the largest net revenue decrease followed by Americas, while the EMEA region experienced net revenue growth during the nine months ended December 27, 2013, as compared to the same period last year. The Asia Pacific and Japan region revenue declined primarily due to foreign currency translation adjustments resulting from the weakening of the Japanese yen compared to the U.S. dollar.

Deferred revenue was $3.6 billion as of December 27, 2013, compared to $4.0 billion at March 29, 2013, and $3.8 billion at December 28, 2012. The decline in the deferred revenue balance is primarily related to the decrease in sales activity during the second and third quarters of fiscal 2014. The lower deferred revenue balance as of December 27, 2013 will adversely affect our revenues in future quarters.

Gross margins remained constant at 83% during the three and nine months ended December, 27, 2013 when compared to the same periods in the prior year. Our cost of revenue decreased $16 million for three months ended December 27, 2013, but remained flat for the nine months ended December 27, 2013, as compared to the same periods in the prior year. The three month decrease in cost of revenue is in line with our lower maintenance revenue driven by weaker new business as we continue to see the effect of last quarter’s transition into new and renewals business teams. Additionally, our gross margins and cost of revenue were favorably impacted from lower intangible assets amortization expense during fiscal 2013.

Operating expenses declined for the three months ended December 27, 2013, as compared to the same period in the prior year primarily from lower sales and marketing expenses, which decreased by $116 million, and benefits from organization simplification combined with slower than expected hiring. The decline was also due to lower amortization expense for intangible assets of $43 million and lower general and administrative expenses of $20 million.

Operating expenses declined for the nine months ended December 27, 2013, as compared to the same period in the prior year primarily due to lower sales and marketing expenses, which decreased $208 million, and lower amortization of intangible assets of $87 million, partially offset by higher restructuring expenses of $152 million.

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

There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended December 27, 2013 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

RESULTS OF OPERATIONS

Total net revenue

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Content, subscription, and maintenance revenue	$1,508	$1,521	$(13)	(1)%	$4,527	$4,494	$33	1%
Percentage of total net revenue	88%	85%			90%	87%
License revenue	197	270	(73)	(27)%	524	664	(140)	(21)%
Percentage of total net revenue	12%	15%			10%	13%

Total	$1,705	$1,791	$(86)	(5)%	$5,051	$5,158	$(107)	(2)%

Content, subscription and maintenance revenue represented 88% and 90% of total net revenue for the three and nine months ended December 27, 2013, respectively. Our content, subscription and maintenance revenue declined by $13 million for the three months ended December 27, 2013, while we experienced $33 million of growth during the nine months ended December 27, 2013, as compared to the same period last year, primarily due to continued growth in our NetBackup appliance business.

Our license revenue, which includes sales from software licenses, appliances, and certain revenue-sharing arrangements, declined by $73 million and $140 million during the three and nine months ended December 27, 2013, respectively, compared to the same periods in the prior year. These license revenue declines were due to lower sales activity resulting from the transition of our sales force into new and renewals business teams.

Net revenue and operating income by segment

User Productivity & Protection segment

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
User Productivity & Protection revenue	$718	$750	$(32)	(4)%	$2,169	$2,232	$(63)	(3)%
Percentage of total net revenue	42%	42%			43%	43%
User Productivity & Protection operating income	$269	$235	$34	14%	$783	$762	$21	3%
User Productivity & Protection operating margin	37%	31%			36%	34%

User Productivity & Protection revenue declined $32 million and $63 million for the three and nine months ended December 27, 2013, respectively, as compared to the same periods last year. The revenue decline was primarily due to weakness in endpoint management sales. User Productivity & Protection operating income increased for the three and nine months ended December 27, 2013, as compared to the same periods last year, due to lower advertising and promotional expenses, as well as a decline in salaries and wages.

Information Security segment

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Information Security revenue	$327	$336	$(9)	(3)%	$979	$972	$7	1%
Percentage of total net revenue	19%	19%			19%	19%
Information Security operating income	$65	$26	$39	150%	$140	$30	$110	367%
Information Security operating margin	20%	8%			14%	3%

Information Security revenue declined $9 million for the three months ended December 27, 2013, as compared to the same period last year, from decreased revenue in our data center security and mail and web security businesses, partially offset by increased revenue in our data loss prevention business. Revenue for the nine months ended December 27, 2013 increased $7 million from increased revenue in our trust services and managed security services, partially offset by decreased revenue in data center security and mail and web security, as compared to the same period last year.

Information Security operating income increased $39 million and $110 million for the three and nine months ended December 27, 2013, respectively, as compared to the same period last year primarily from lower salaries and wages, as well as, from lower outside services expenses.

Information Management segment

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Information Management revenue	$660	$705	$(45)	(6)%	$1,903	$1,954	$(51)	(3)%
Percentage of total net revenue	39%	39%			38%	38%
Information Management operating income	$179	$203	$(24)	(12)%	$473	$547	$(74)	(14)%
Information Management operating margin	27%	29%			25%	28%

Information Management revenue declined $45 million and $51 million for the three and nine months ended December 27, 2013, when compared to the same periods last year, primarily from weakness in our information availability offerings and Backup Exec products, partially offset by an increase in revenue from our NetBackup appliance business. Information Management operating income decreased $24 million and $74 million for the three and nine months ended December 27, 2013, respectively, when compared to the same periods last year, due to lower revenue and higher materials costs related to the growth in our appliances business, coupled with higher costs associated with the growth in our services business.

Net revenue by geography

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Americas (U.S., Canada and Latin America)
User Productivity & Protection segment	$409	$427	$(18)	(4)%	$1,241	$1,271	$(30)	(2)%
Information Security segment	172	178	(6)	(3)%	515	513	2	0%
Information Management segment	333	351	(18)	(5)%	981	1,003	(22)	(2)%

Total Americas	$914	$956	$(42)	(4)%	$2,737	$2,787	$(50)	(2)%
Percentage of total net revenue	54%	53%			54%	54%
EMEA (Europe, Middle East, Africa)
User Productivity & Protection segment	$193	$189	$4	2%	$577	$556	$21	4%
Information Security segment	88	83	5	6%	260	242	18	7%
Information Management segment	213	226	(13)	(6)%	584	577	7	1%

Total EMEA	$494	$498	$(4)	(1)%	$1,421	$1,375	$46	3%
Percentage of total net revenue	29%	28%			28%	27%
Asia Pacific/Japan
User Productivity & Protection segment	$116	$134	$(18)	(13)%	$351	$405	$(54)	(13)%
Information Security segment	67	75	(8)	(11)%	204	217	(13)	(6)%
Information Management segment	114	128	(14)	(11)%	338	374	(36)	(10)%

Total Asia Pacific/Japan	$297	$337	$(40)	(12)%	$893	$996	$(103)	(10)%
Percentage of total net revenue	17%	19%			18%	19%

Total	$1,705	$1,791	$(86)	(5)%	$5,051	$5,158	$(107)	(2)%

U.S.	$801	$851	$(50)	(6)%	$2,420	$2,486	$(66)	(3)%
U.S. percentage of total net revenue	47%	48%			48%	48%
International	904	940	(36)	(4)%	2,631	2,672	(41)	(2)%
International percentage of total net revenue	53%	52%			52%	52%

Total	$1,705	$1,791	$(86)	(5)%	$5,051	$5,158	$(107)	(2)%

Revenue declined domestically and internationally during the three months ended December 27, 2013, when compared to the same period last year. For the nine months ended December 27, 2013, the Asia Pacific and Japan region experienced the largest net revenue decrease followed by Americas, while the EMEA region experienced net revenue growth when compared to the same period last year. The Asia Pacific and Japan region revenue declined primarily due to foreign currency translation adjustments resulting from the weakening of the Japanese yen against the U.S. dollar for the three and nine months ended December 27, 2013.

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

Cost of revenue

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Cost of content, subscription, and maintenance	$244	$256	$(12)	(5)%	$759	$752	$7	1%
As a percentage of related revenue	16%	17%			17%	17%
Cost of license	$26	$27	$(1)	(4)%	$67	$62	$5	8%
As a percentage of related revenue	13%	10%			13%	9%
Amortization of intangible assets	$13	$16	$(3)	(19)%	$41	$53	$(12)	(23)%
As a percentage of total net revenue	1%	1%			1%	1%

Total	$283	$299	$(16)	(5)%	$867	$867	$—	0%

Gross margin	83%	83%			83%	83%

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to original equipment manufacturers under revenue-sharing agreements. Cost of revenues for content, subscription, and maintenance decreased for the three months ended December 27, 2013, primarily due to lower technology support expenses and a decrease in royalty fees.

Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization decreased for the three and nine months ended December 27, 2013, as compared with same periods last year, as certain developed technologies became fully amortized early in fiscal 2014.

Operating expenses

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Sales and marketing expense	$608	$724	$(116)	(16)%	$1,851	$2,059	$(208)	(10)%
Percentage of total net revenue	36%	40%			37%	40%
Research and development expense	$252	$249	$3	1%	$761	$745	$16	2%
Percentage of total net revenue	15%	14%			15%	14%
General and administrative expense	$97	$117	$(20)	(17)%	$330	$336	$(6)	(2)%
Percentage of total net revenue	6%	7%			7%	7%
Amortization of intangible assets	$28	$71	$(43)	(61)%	$128	$215	$(87)	(40)%
Percentage of total net revenue	2%	4%			3%	4%
Restructuring and transition	$32	$27	$5	19%	$237	$85	$152	179%
Percentage of total net revenue	2%	2%			5%	2%

Total	$1,017	$1,188	$(171)	(14)%	$3,307	$3,440	$(133)	(4)%

Sales and marketing expense decreased for the three and nine months ended December 27, 2013, as compared to the same periods last year, primarily due to lower salaries and wages of $66 million and $98 million, respectively, and lower advertising and promotion expenses of $42 million and $86 million, respectively.

Research and development expense increased for the nine months ended December 27, 2013, as compared to the same period last year, primarily due to higher equipment cost of $19 million, partially offset by lower salaries and wages of $5 million.

General and administrative expense decreased for the three months ended December 27, 2013, as compared to the same period last year, primarily due to reduced usage of outside services of $7 million and lower salaries and wages of $6 million.

Amortization of intangible assets decreased by $43 million and $87 million for the three and nine months ended December 27, 2013, respectively, as compared to the same periods last year, as a result of various customer relationship intangibles becoming fully amortized at the end of the June 28, 2013 quarter.

Restructuring and transition costs consist of severance, facilities, transition and other related costs. Transition and other related costs consist of severance costs associated with acquisition integrations and other charges associated with the implementation of a new ERP system. For the three and nine months ended December 27, 2013, we recognized $32 million and $237 million of restructuring and transition costs. For the three and nine months ended December 28, 2012, we recognized restructuring and transition costs of $27 million and $85 million. For further information on restructuring and transition costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

We experienced favorable foreign currency effects on our operating expenses of $10 million and $36 million in the three and nine months ended December 27, 2013, respectively, as compared to the same periods last year. We expect research and development expenses to continue to increase as we invest to drive organic growth.

Non-operating expense, net

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Interest income	$3	$4			$9	$9
Interest expense	(20)	(38)			(65)	(102)
Other (expense) income, net	(1)	20			37	15

Total	$(18)	$(14)	$(4)	(29)%	$(19)	$(78)	$59	76%

Percentage of total net revenue	(1)%	(1)%			0%	(2)%

The decrease in non-operating expense, net, is primarily driven by a realized gain from sale of short-term investments of $32 million during the nine months ended December 27, 2013, coupled with a decrease in interest expense as we experienced lower amortization of debt issuance costs and discounts of $38 million following the maturity of our $1.0 billion 1.00% notes in June 2013, partially offset by a tax incentive received from the China tax bureau in the form of a value-added tax refund of $27 million for the nine months ended December 28, 2012.

Provision for income taxes

	Three Months Ended				Nine Months Ended
	December 27,	December 28,	Change in		December 27,	December 28,	Change in
	2013	2012	$	%	2013	2012	$	%
	(Dollars in millions)
Provision for income taxes	$104	$74	$30	41%	$177	$208	$(31)	(15)%
Effective tax rate on earnings	27%	26%			21%	27%

The effective tax rate was approximately 27% and 21% for the three and nine months ended December 27, 2013, and 26% and 27% for the three and nine months ended December 28, 2012, respectively. For the three and nine months ended December 27, 2013, the tax provision was reduced by a net tax benefit of $7 million related to certain foreign operations. The tax provision was also reduced by tax benefits of $2 million and $13 million for the three and nine months ended December 27, 2013, respectively, resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. For the nine months ended December 27, 2013, the tax provision was further reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012 as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 IRS audit. These tax benefits were partially offset by $12 million in tax expense, in the nine months ended December 27, 2013, resulting from the sale of short-term investments. For further information on our effective tax rate, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $160 million. This amount includes approximately $116 million paid in the settlement of the Symantec 2005 through 2008 IRS audit. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate at least $20 million could affect our income tax provision and therefore benefit the resulting effective tax rate.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of December 27, 2013, we had cash, cash equivalents and short term investments of $3.9 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $4.9 billion. As of December 27, 2013, $2.2 billion in cash and cash equivalents were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.

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

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of December 27, 2013, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

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

Stock Repurchases: For the nine months ended December 27, 2013, we repurchased 15 million shares, or $375 million, of our common stock. During the nine months ended December 28, 2012, we repurchased 42 million shares, or $701 million, of our common stock. As of December 27, 2013, we had $783 million remaining under the plans authorized for future repurchases. Our Board of Directors authorized a new $1.0 billion stock repurchase program during the fourth quarter of fiscal 2013.

Dividend Program: For the nine months ended December 27, 2013 we declared and paid cash dividends of $0.15 per share of common stock per quarter for a total of $314 million, which was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. Our Board of Directors approved a quarterly dividend in the amount of $0.15 per share to be paid on December 18, 2013 to stockholders of record as of November 25, 2013. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Restructuring Plan: In the fourth quarter of fiscal 2013, we announced our strategy to develop innovative products and services, change our go-to-market plans and simplify our organizational structure. We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. These actions are expected to be completed in fiscal 2014. As of December 27, 2013, total costs related to these plans incurred to date was $200 million, primarily related to severance and related employee benefits, and we anticipate our remaining costs for severance and benefits to be less than $50 million.

Noncontrolling Interest: In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million and it became a wholly-owned subsidiary. The payment for the remaining 8% interest was made in the fourth quarter of fiscal 2013.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 27, 2013	December 28, 2012
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$832	$981
Investing activities	(208)	(224)
Financing activities	(1,525)	284

Operating Activities

Net cash provided by operating activities was $832 million for the nine months ended December 27, 2013, which resulted from net income of $681 million adjusted for non-cash items, including depreciation and amortization charges of $383 million, as well as net changes in trade receivables resulting in inflows of $145 million. These amounts were partially offset by decreases in deferred revenue of $470 million.

Net cash provided by operating activities was $981 million for the nine months ended December 28, 2012, which resulted from net income of $565 million adjusted for non-cash items, which largely included depreciation and amortization charges of $525 million. These amounts were partially offset by net changes in trade receivables resulting in outflows of $144 million and decreases in deferred revenue of $150 million.

Investing Activities

Net cash used in investing activities was $208 million for the nine months ended December 27, 2013 and was primarily due to payments of $183 million for capital expenditures, and the purchase of $174 million of short-term investments, partially offset by $166 million in net proceeds from maturity and sales of our short-term investments.

Net cash used in investing activities was $224 million for the nine months ended December 28, 2012 and was primarily due to capital expenditures of $245 million and payments for acquisitions, net of cash acquired, of $28 million.

Financing Activities

Net cash used in financing activities was $1.5 billion for the nine months ended December 27, 2013 and was primarily due to the repayment of our 1.00% notes of $1.2 billion, repurchases of our common stock of $375 million and dividend payments of $314 million, partially offset by proceeds from the exercise of our note hedge of $189 million and proceeds from sales of common stock under employee stock plans of $183 million.

Net cash provided by financing activities was $284 million for the nine months ended December 28, 2012 and was primarily due to the proceeds from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, of $996 million, net of discount, offset by the repurchases of our common stock of $701 million.

Contractual Obligations

There have been no significant changes during the nine months ended December 27, 2013 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the nine months ended December 27, 2013 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2013.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and interim Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in Internal Controls over Financial Reporting

During the three months ended December 27, 2013, we completed the first phase of conversion to a new enterprise resource planning (ERP) system and, accordingly, modified certain existing control processes as well as implemented new control processes to adapt to changes for our new ERP system. This first phase of implementation related primarily to core financial reporting systems. We believe that the new ERP system and related changes to processes and internal controls will enhance our internal control over financial reporting while providing us with the ability to scale our business. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal 2014 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. Other than these new control procedures, there was no other material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended December 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended December 27, 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
September 28, 2013 to October 25, 2013	3	$24.29	3	$818
October 26, 2013 to November 22, 2013	2	$22.49	2	$783
November 23, 2013 to December 27, 2013	—	$—	—	$783

Total	5	$23.76	5

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

SYMANTEC CORPORATION (Registrant)

By:	/s/ STEPHEN M. BENNETT
Stephen M. Bennett
President, Chief Executive Officer and Director

By:	/s/ DONALD J. RATH
Donald J. Rath
Vice President, Tax, interim Chief Financial Officer and interim Chief Accounting Officer

Date: February 3, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
10.01*	Symantec Corporation 2013 Equity Incentive Plan, including form of Stock Option Grant – Terms and Conditions and form of RSU Awards Agreement					X

10.02*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	S-8	333-191889	99.02	10/24/13

10.03*	Symantec Corporation Senior Executive Incentive Plan, as amended	8-K	000-17781	10.03	10/25/13

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.