Form 10-K
period 2014-03-28
SYMANTEC CORP
filed 2014-05-16
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to ..

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 27, 2013 as reported on the NASDAQ Global Select Market: $17,261,356,899.

Number of shares outstanding of the registrant’s common stock as of April 25, 2014: 691,693,986

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 28, 2014

PART I

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

PART I

Item 1. Business

Overview

Symantec Corporation protects the world’s information and is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the smallest mobile device, to the enterprise data center, to cloud-based systems. Founded in April 1982, Symantec operates one of the largest global threat-intelligence networks, and provides leading security, backup and availability solutions. The company has more than 20,000 employees in more than 50 countries. Our Internet home page is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Strategy

The recent transformation of business and consumer technologies has driven pervasive mobility and an explosion of data resulting in the need for a new approach to protecting devices, applications, data and users. Further, the emergence of the Internet of Things, where new devices and everyday objects are becoming networked and connected to the Internet for the first time, highlights the need for comprehensive information security and management solutions to protect valuable data. We believe that the market for security and management solutions will benefit from these trends. As a platform-independent software company without bias to any individual operating system or hardware environment, Symantec helps customers manage more technologies with greater efficiency and on a wide range of virtual and mobile platforms.

In January 2013, we announced our strategy to transition from being device-centric or protecting endpoints and the data center, to having a broader focus of protecting and managing digital information. We track a vast number of threat indicators across the Internet and continuously collect new telemetry from hundreds of millions of mobile devices, endpoints, and servers across the globe. This massive amount of security data, combined with our years of experience analyzing such data allows us to provide advanced intelligence and protection for all of our customers.

During fiscal year 2014, we implemented changes in three areas: simplifying our organizational structure; redesigning our Go-To-Market (“GTM”) strategy, and changing our product offerings.

Simplifying our Organizational Structure

We aligned our organization by functional areas, rather than by market segments in order to reduce complexity, remove redundancies, increase the speed of decision making, and improve accountability and execution. We reduced the number of management layers from our previous structure and increased the average span of control for managers.

Redesigning our Go-To-Market Strategy

We split our direct field sales team into security and information management specialists focused on new business only and expanded their territories to be more effective for our enterprise customers. We also built a renewals group in order to extend the customer relationship and make it easier to renew and do business with us. We redesigned our global channel strategy focused on building partner competency, rewarding performance, and customer satisfaction.

Changing our Product Offerings

With a portfolio of leading products, we focused our development efforts on making our point solutions better, designing new integrated solutions, and expanding our offerings by partnering with network security vendors to offer solutions that provide multi-tier protection.

Business Highlights

During fiscal 2014, we took the following actions in support of our business:

•	We released new solutions. Storage Foundation includes a disruptive new capability that abstracts in-server memory, allowing the sharing of flash storage across servers without the need for expensive storage hardware. We offer a vendor-agnostic solution providing these benefits so customers can run any storage configuration while managing performance and redundancy entirely through software. NetBackup is designed for enterprise level scale, which can accommodate hundreds of thousands of virtual machines and petabytes of data while giving customers faster recovery capabilities. As IT organizations move to software-defined data centers, they can now simplify and automate the protection of massive and complex physical, virtual, and cloud environments which are the building blocks of a modern data center. Mobile App Center is an important enhancement to our integrated mobile workforce productivity solution and includes our Sealed program which delivers enterprise-class security and control for both internally-developed and third- party apps on both iOS and Android operating systems. Our new Disarm technology uses a technique to protect companies from targeted attacks and is included in our messaging offering. Norton solutions include new advanced repair capabilities, compatibility with the new features of Windows 8.1, and protect against new and evolving threats.

•	We entered into key partnerships. We are working with Cisco to integrate technology into their Application Centric Infrastructure (ACI) architecture and extend into the infrastructure automation space. We continue to work with several customers to integrate next-generation firewalls with Symantec Endpoint Protection using our Managed Security Service. This initiative will seek to provide a new set of enhanced advanced threat detection capabilities that will enable our customers to automatically prioritize and provide comprehensive contextual intelligence for incidents based on correlation between network-based advanced threat detection, endpoint security, and Symantec’s Global Intelligence Network.

•	We enhanced our eBusiness platform into a digital experience that enables existing and potential customers to discover, purchase, and receive product help online with real-time customer care. This improves our ability to reach and acquire a new set of customers by expanding our payment options, expanding our eBusiness platform on a global basis, and advancing our search capabilities.

•	We attracted new technology executives, who bring valuable skills in holistic information protection product design, integrated IT implementation, cloud infrastructure, eCommerce, global operations, and customer experience.

•	We implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. As part of this program we initiated a quarterly cash dividend, targeting a yield of approximately 2.5% based on our closing stock price on May 1, 2013. On May 2, 2013, our board of directors approved a quarterly dividend of $0.15 per share of common stock, the first dividend in Symantec’s history.

•	Our board of directors approved an additional $1.0 billion stock repurchase program. This program does not have an expiration date. As of March 28, 2014, we repurchased 21 million shares of our common stock for an aggregate amount of $500 million and $658 million remained authorized for future repurchases.

Operating Segments and Products

Our current operating segments are strategic business units that offer different products and services distinguished by customer needs. In the first quarter of fiscal 2014, we modified our segment reporting structure to more readily match the new operating structure. The three operating segments are: User Productivity & Protection, Information Security, and Information Management.

User Productivity & Protection

Symantec’s User Productivity & Protection segment focuses on making it simple for customers to be productive and protected at home and at work. These products include our Norton solutions, endpoint security and management, encryption, and mobile offerings.

Our Norton products help customers protect against increasingly complex threats and address the need for identity protection, while also managing the rapid increase in mobile and digital data, such as personal financial records, photos, music, and videos. Our endpoint security and management offerings support the evolving endpoint, providing advanced threat protection while helping reduce cost and complexity. Our mobile solutions help organizations secure corporate data while gaining visibility into and control of all mobile platforms and enforcing security policies.

Information Security

Symantec’s Information Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. These products include Secure Socket Layer (“SSL”) Certificates, authentication, mail and web security, data center security, data loss prevention, and information security services offerings.

These products and services help our customers ensure their confidential information is secure wherever it resides in the network path, from the user’s device to the data’s resting place. In doing so, these products protect customer data from sophisticated threats such as advanced protection threats, malicious spam and phishing attacks, malware, drive-by website infections, hackers, and cyber criminals. In addition, these products help to prevent the loss of confidential data by insiders, and help customers achieve compliance with laws and regulations. These solutions are delivered through various methods, such as software, appliance, SaaS, and managed services.

Information Management

Symantec’s Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.

Our products enable customers to reduce cost and complexity as we improve the way information is managed through the ever-evolving cloud and virtualized environments. Our products are designed to ensure successful backup, recovery, availability, eDiscovery and archiving of information, applications, and systems for organizations ranging from small business to large enterprise.

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

Sales and Go-To-Market Strategy

In fiscal year 2014, we made changes to our GTM strategy, reorganizing our direct sales force into specialist areas of security and information management focused on selling new business. Concurrently, we created a dedicated renewals team that is focused on extending customer relationships and renewing our contracts. We also streamlined our indirect sales strategy to have fewer, more focused partners with specialized partner programs to enhance sales. We believe these changes provide customers with a high-quality sales and post-sales support experience, while also enabling us to expand our business.

Our GTM network includes a direct sales force, broad eCommerce capabilities, and indirect sales resources that support our global partner ecosystem. We also maintain important relationships with a number of Original Equipment Manufacturers (“OEMs”), Internet Service Providers (“ISPs”), and retail and online stores by which we market and sell our products.

We also made changes to our GTM marketing structure. We created a new Brand, Digital and Advertising team, focused on three GTM areas so that we can effectively market our different products and services distinguished by customer needs. Our three GTM focus areas are as follows: Consumer and Small Business, Commercial, and Enterprise.

Our Brand, Digital and Advertising team develops marketing activation plans to increase awareness, engagement, consideration, purchase, retention, and advocacy for our brands. Our Brand efforts include digital marketing, social media, paid advertising (i.e. search, print, digital), search engine optimization, brand partnerships, CRM, video and other content production, and other forms of demand generation and retention marketing. We also invest in cooperative marketing campaigns with distributors, resellers, retailers, OEMs, and industry partners.

Consumer and Small Business

We sell our consumer products and services to individuals, households and small businesses globally. We bring these products to market through our eCommerce platform, distributors, direct marketers, Internet-based resellers, system builders, ISPs, wireless carriers, and retailers worldwide. We also have partnerships with OEMs globally to distribute our Internet security suites and our online backup offerings.

Commercial

We sell and market our products and related services to small, medium and large enterprise customers through field sales and inside sales leveraging indirect sales partners around the world who are specifically trained and certified to sell our solutions. These partners include national solution providers, regional solution providers, national account resellers, global/federal system integrators and managed service providers. Our products are also available on our eCommerce platform, as well as through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products.

Enterprise

We sell and market our products and related services to the largest of enterprise organizations, including government and public sector customers, through our field sales force. This field sales team is responsible for approximately 2,000 named accounts around the world, leveraging our global partner ecosystem primarily targeting senior executives and IT department personnel responsible for managing a company’s highest-order IT initiatives.

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

Symantec’s Security Technology and Response organization is a global team of security engineers, threat analysts, and researchers that provides the underlying functionality, content, and support for many of our consumer, small business and enterprise security products. Our security experts monitor malicious code reports collected through the Global Intelligence Network to provide insight into emerging attacks, malicious code activity, phishing, spam, and other threats. The team uses this vast amount of data and insights to develop new technologies and approaches, such as Symantec’s reputation-based security technology, to protect customer information.

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $1,038 million, $1,012 million, and $969 million in fiscal 2014, 2013, and 2012, respectively, representing approximately 16% of revenue in fiscal 2014 and 15% and 14% of revenue in fiscal 2013 and 2012, respectively. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to R&D.

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

Customers

In fiscal 2014, 2013 and 2012, there were no customers that accounted for more than 10% of our total net revenue.

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

We did not make any material acquisitions during fiscal 2014.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. The competitive landscape has changed significantly over the past few years, with new competition arising. Much of the market growth has come from startups whose focus is on solving a specific customer issue or delivering a specific niche-oriented product and from larger integration providers that increasingly are looking to put various types of protection, whether it is backup, high availability or security, into their platforms. We are focused on delivering comprehensive customer solutions, integrating across our broad product portfolio and partnering with other technology providers to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry include product quality and effectiveness, time-to-market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

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

The competitive environments for our security and management products are described below.

Security

Most of the channels in which our security products are offered are highly competitive. Some of our consumer competitors are intensely focused on customer acquisition, which has led competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary security competitors are McAfee, Inc., owned by Intel Corporation, Microsoft Corporation (“Microsoft”), and Trend Micro Inc. There are also several freeware providers and regional security companies that we compete against. For our consumer backup offerings, our primary competitors are Carbonite, Inc. and Mozy, Inc., owned by EMC Corporation (“EMC”). In the authentication services market, our primary competitors are Comodo Group, Inc., RSA, the security division of EMC, Entrust, Inc., and GoDaddy.com, Inc. In the Software-as-a-Service (“SaaS”) security market, our primary competitors are Google Inc.’s Postini Services and Microsoft. Our primary competitors in the managed services business are SecureWorks, Inc., owned by Dell, Inc., and Verizon Communications, Inc.

Information Management

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and we enter into license agreements with respect to our software, documentation, and other proprietary information. These license agreements are generally non-transferable and have either a perpetual or subscription based time limited term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

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

We have more than 2,200 patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

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

Employees

As of March 28, 2014, we employed more than 20,800 people worldwide, approximately 44% of whom reside in the U.S. Approximately 6,600 employees work in sales and marketing, 7,000 in research and development, 5,400 in support and services, and 1,800 in management, manufacturing, and administration.

Available Information

Our Internet address is www.symantec.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”) on our investor relations website located at www.symantec.com/invest. The information contained, or referred to, on our website is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth below. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock.

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

In January 2013, under the direction of our then-new chief executive officer, we commenced a plan to revitalize our business model, with a focus on operations, sales and organizational structure with the goal of improving our existing products and services. At the same time we laid out a roadmap to develop new, innovative products and services that solve important unmet or underserved needs. One set of challenges relates to leadership under our new business model as, in recent periods, we have experienced transitions of several senior officers, including our chief executive officer. While our board of directors remains committed to our strategic direction, management transitions can be disruptive and result in loss of institutional focus and employee morale, making execution of business strategies more difficult. We are also in the process of seeking to address the challenges of dynamic and accelerating market trends, such as the decline in the PC market, the market shift towards tablets within mobility and architectural shifts in the provision of security and storage solutions, all of which has made it more difficult for us to compete effectively and requires us to improve our product and service offerings. A third set of challenges relates to GTM execution as we have significantly reorganized our sales structure and have only recently announced our new product strategy. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our multiple business units and the broad range of geographic regions in which we and our customers and partners operate. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

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

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the incidence of this increased in recent periods following the transition within the office of the chief executive officer (“CEO”) in 2013. In addition, we could experience similar departures following our recent chief executive officer transition. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues. These risks may be exacerbated by the uncertainty associated with the successive transitions in the office of the chief executive officer.

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

Our competitors include software vendors that offer software products that directly compete with our product offerings. In addition to competing with these vendors directly for sales to end-users of our products, we compete with them for the opportunity to have our products bundled with the product offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our products with the products of our competitors or if these partners more actively promote our competitors’ products than our products. In addition, software vendors who have bundled our products with theirs may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform. In the future, further product development by these vendors could cause our software applications and services to become redundant, which could significantly impact our sales and financial results.

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

Our business depends on customers renewing their arrangements for maintenance, subscriptions, managed security services and SaaS offerings.

A large portion of our revenue is derived from arrangements for maintenance, subscriptions, managed security services and SaaS offerings, yet existing customers have no contractual obligation to purchase additional solutions after the initial subscription or contract period, and given our limited operating history, we are unable to accurately predict our customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. Accordingly, we must invest significant time and resources in providing ongoing value to our customers. If these efforts fail, or if our customers do not renew for other reasons, or if they renew on terms less favorable to us, our revenue may decline and our business will suffer.

Our increasing focus on the delivery of products in an appliance form factor creates new business and financial risks.

Since fiscal 2012, shipments of products to customers in an appliance form factor have represented an increasingly larger part of our revenues, and we expect this trend to continue. The delivery of solutions in the form of appliances creates business and financial risks, including the following:

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

Defects, disruptions or risks related to the provision of our SaaS offerings could impair our ability to deliver our services and could expose us to liability, damage our brand and reputation or otherwise negatively impact our business.

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

We sell our products to customers around the world through multi-tiered sales and distribution networks. Sales through these different channels involve distinct risks, including the following:

Direct Sales. A significant portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. Special risks associated with direct sales include:

•	Longer sales cycles associated with direct sales efforts
•	Difficulty in hiring, retaining, and motivating our direct sales force, particularly through periods of transition in our organization
•	Substantial amounts of training for sales representatives to become productive in selling our products and services, including regular updates to cover new and revised products, and associated delays and difficulties in recognizing the expected benefits of investments in new products and updates

Indirect Sales Channels. A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users
•	Our resellers and distributors are generally not subject to minimum sales requirements or any obligation to market our products to their customers
•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause
•	Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors
•	The consolidation of electronics retailers has increased their negotiating power with respect to hardware and software providers such as us

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

Over the long term we intend to invest in research and development activities, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.

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

Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.

We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities and we do not control the operation of these facilities. These facilities are vulnerable to damage, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our products and services.

Furthermore, our business administration, human resources and finance services depend on the proper functioning of our computer, telecommunication and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition we could have difficulty producing accurate financial statements on a timely basis which could affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner.

Any errors, defects, disruptions or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneous, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products and services could impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

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

From time to time we are a party to class action and other lawsuits and investigations, which typically require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

We have been named as a party to class action lawsuits, and we may be named in additional litigation. For example, during the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.

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

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products
•	Customer renewal rates
•	Entry of new competition into our markets
•	Competitive pricing pressure for one or more of our classes of products
•	Our ability to timely complete the release of new or enhanced versions of our products
•	How well we execute our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges
•	Fluctuations in foreign currency exchange rates
•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)
•	Our resellers making a substantial portion of their purchases near the end of each quarter
•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter
•	Cancellation, deferral, or limitation of orders by customers
•	Changes in the mix or type of products sold
•	Movements in interest rates
•	The rate of adoption of new product technologies and new releases of operating systems
•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services
•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively
•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our business operations or target markets caused by, among other things, earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide
•	Acts of war or terrorism
•	Intentional disruptions by third parties
•	Health or similar issues, such as a pandemic

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

In addition, the onset or continuation of adverse economic conditions may make it more difficult to obtain financing for our operations, investing activities (including potential acquisitions) or financing activities. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have an even more direct, and harmful, impact on our business.

Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As a result of the sale of our 2.75% senior notes (“2.75% notes due 2015”) and 4.20% senior notes (“4.20% notes”) in September 2010, and 2.75% senior notes (“2.75 notes due 2017”) and 3.95% senior notes (“3.95% notes”) in June 2012, we have notes outstanding in an aggregate principal amount of $2.1 billion that mature at specific dates in calendar years 2015, 2017, 2020, and 2022. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. The maintenance of our debt levels could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations. We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing.

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

Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example, the GNU General Public License, GNU Lesser General Public License, the Mozilla Public License, the BSD License, and the Apache License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.

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

We have sold products through our GSA Schedule contract. Our GSA Schedule contract contains provisions that require us to provide customers purchasing through that contract with negotiated favorable pricing as compared to certain non-federal customers, and requires us to monitor aspects of our commercial sales practices to ensure compliance with that pricing obligation. In the ordinary course of business, sales under our GSA Schedule contract may be subject to audit or investigation by the U.S. government. Noncompliance with the provisions of the contract identified as a result of such reviews (as well as noncompliance identified on our own) could subject us to damages and other penalties, which would adversely affect our operating results and financial condition.

On June 4, 2012, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our GSA Schedule contract, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. The Department of Justice has requested that we preserve, among other things, all records relating to GSA Schedule contracting activity. As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012.

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

Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets
•	Impairment of goodwill and other long-lived assets
•	Stock-based compensation expense
•	Restructuring charges
•	Loss on sale of a business and similar write-downs of assets held for sale

Our effective tax rate may increase, which could increase our income tax expense and reduce (increase) our net income (loss).

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates
•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including possible corporate tax reform in the United States, and proposed actions by international bodies such as the OECD, as well as the requirements of certain tax rulings
•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods
•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place

The price of our common stock could decline if our financial results are materially affected by an adverse change in our effective tax rate.

We report our results of operations based on our determination of the aggregate amount of taxes owed in the tax jurisdictions in which we operate. From time to time, we receive notices that a tax authority in a particular jurisdiction believes that we owe a greater amount of tax than we have reported to such authority. We are regularly engaged in discussions and sometimes disputes with these tax authorities. We are engaged in disputes of this nature at this time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

Unforeseen catastrophic or other global events could harm our operating results and financial condition

We are a global company and conduct our business inside and outside the United States. Our business operations and financial results could be adversely impacted by unforeseen catastrophic or other global events, including an epidemic or a pandemic, acts of war or terrorist attacks, cyber-attacks, natural disasters, or political unrest or turmoil. Unforeseen political turmoil, military escalations, and armed conflict pose a risk of economic disruption in the countries in which they occur and in other countries, which may increase our operating costs. Such incidences of uncertainty could disrupt customers’ spending on our products and services which may adversely affect our revenue. In addition, our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business operations, target markets, operating results, and financial condition.

Item 1B. Unresolved Staff Comments

There are currently no unresolved issues with respect to any Commission staff’s written comments that were received at least 180 days before the end of our fiscal year to which this report relates and that relate to our periodic or current reports under the Exchange Act.

Item 2. Properties

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling approximately 1,067,000 square feet, of which

724,000 square feet is owned and 343,000 square feet is leased. We also lease an additional 89,000 square feet in the San Francisco Bay Area. Our leased facilities are occupied under leases that expire on various dates beyond fiscal 2023. The following table presents the approximate square footage of our facilities as of March 28, 2014:

	Approximate Total Square Footage(1)
	Owned	Leased
	(In thousands)
Americas (U.S., Canada and Latin America)	1,546	1,335
EMEA (Europe, Middle East, Africa)	307	550
Asia Pacific/Japan	251	1,986

Total	2,104	3,871

(1)	Included in the total square footage above are vacant, available-for-lease properties totaling approximately 33,000 square feet. Total square footage excludes approximately 35,000 square feet relating to facilities subleased to third parties.

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

	Fiscal 2014				Fiscal 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$23.97	$25.06	$26.44	$24.45	$24.73	$19.09	$19.20	$18.80
Low	$18.20	$21.20	$21.93	$21.06	$18.82	$17.33	$13.18	$13.89

Stockholders

As of March 28, 2014, there were 2,098 stockholders of record.

Dividends

During fiscal 2014 we declared and paid common stock dividends of $418 million or $0.60 per share. Dividends declared and paid each quarter during fiscal 2014 were $0.15 per share. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our board of directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. On May 8, 2014, we announced a quarterly dividend in the amount of $0.15 per share of common stock to be paid on June 25, 2014 to all stockholders of record as of June 10, 2014. All future dividends and dividend equivalents are subject to the approval of our board of directors.

Repurchases of our equity securities

Stock repurchases during the three months ended March 28, 2014 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
December 28, 2013 to January 24, 2014	4	$23.17	4	$695
January 25, 2014 to February 21, 2014	2	$22.14	2	$658
February 22, 2014 to March 28, 2014	-	$-	-	$658

Total	6	$22.85	6

Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our board of directors authorized a new $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase programs have $658 million remaining authorized for future repurchase as of March 28, 2014, and neither program has an expiration date.

Stock performance graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five years ended March 28, 2014 (assuming the investment of $100 in our common stock and in each of the other indices on the last day of trading for the fiscal 2009, and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Symantec Corporation, The S&P 500 Index

And The S&P Information Technology Index

	2009	2010	2011	2012	2013	2014
Symantec Corporation	100.00	103.33	113.74	115.22	152.06	121.93
S&P 500	100.00	142.85	164.80	177.99	202.84	246.25
S&P Information Technology	100.00	147.92	165.20	198.77	196.53	216.41

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

Five-Year Summary

	Fiscal (a)
	2014	2013	2012	2011	2010
	(In millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$6,676	$6,906	$6,730	$6,190	$5,985
Operating income (b)	1,183	1,106	1,104	927	927
Net income attributable to Symantec Corporation stockholders (b)(c)	$898	$755	$1,187	$626	$711
Net income per share attributable to Symantec Corporation stockholders — basic (b)(c)	$1.29	$1.08	$1.60	$0.80	$0.88
Net income per share attributable to Symantec Corporation stockholders — diluted (b)(c)	$1.28	$1.06	$1.59	$0.76	$0.87
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	696	701	741	778	810
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	704	711	748	786	819
Cash dividends per share attributable to Symantec Corporation (g)	$0.60	$-	$-	$-	$-
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,707	$4,685	$3,162	$2,950	$3,029

Total assets (b)	13,539	14,508	13,158	12,841	11,317
Deferred revenue	3,322	3,496	3,444	3,321	2,835
Current portion of long-term debt (d)	-	997	-	596	-
Long-term debt(d) (e)	2,095	2,094	2,039	1,987	1,871
Long-term deferred revenue (f)	581	584	596	565	436
Symantec Corporation stockholders’ equity (b) (f) (g) (h)	$5,797	$5,476	$5,159	$4,558	$4,567
Noncontrolling interest in subsidiary	-	-	78	77	-
Total stockholders’ equity (b) (f) (g)	$5,797	$5,476	$5,237	$4,635	$4,567

(a)	We have a 52/53-week fiscal year. Fiscal 2014, 2013, 2012, 2011, and 2010 each consisted of 52 weeks.

(b)	Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. The adoption of this accounting policy change has been applied retrospectively for all periods presented. See Note 1 of the Notes to Consolidated Financial Statements in this annual report for information regarding the change in accounting policy for sales commissions.

(c)	In fiscal 2008, we formed a joint venture with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). In fiscal 2012, we sold our 49% ownership interest in the joint venture to Huawei for $530 million in cash. The gain of $530 million, offset by costs to sell the joint venture of $4 million, was included in gain from sale of joint venture in our fiscal 2012 Consolidated Statements of Income.

(d)

In the first quarter of fiscal 2007, we issued $1.0 billion in principal amount of 1.00% Convertible Senior Notes (“1.00% notes”), due in June 2013. On June 15, 2013, the principal balance on those notes matured and was settled by a cash payment of $1 billion, along with the $5 million semi-annual interest payment. In addition, we elected to pay the conversion value above par value of the 1.00% notes in cash in the amount of

$189 million. Concurrently with the payment of the conversion value we received $189 million from the note hedge we entered into at the time of the issuance of the 1.00% notes. At the time of issuance of the 1.00% notes, we granted warrants to affiliates of certain initial purchasers of the notes whereby they had the option to purchase up to 52.7 million shares of our common stock at a price of $27.1330 per share. All the warrants expired unexercised on various dates during the second quarter of fiscal 2014 and there was no dilutive impact from the warrants on our earnings per share for fiscal 2014.

(e)	In fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 2015 (“2.75% notes due 2015”) and $750 million in principal amount of 4.20% senior notes due September 2020 (“4.20% notes”). In fiscal 2013, we issued $600 million in principal amount of 2.75% senior notes due June 2017 (“2.75% notes due 2017”) and $400 million in principal amount of 3.95% senior notes due June 2022 (“3.95% notes”).

(f)	See Note 1 of the Notes to Consolidated Financial Statements in this annual report for information regarding the correction of an error related to deferred revenue. The out-of-period effect on net income of correcting this error in fiscal 2014 is $22 million and the effect on Symantec Corporation stockholders’ equity as of the beginning of fiscal 2012 was $49 million. Long-term deferred revenue and Total stockholders’ equity as of fiscal 2011 and 2010 have also been adjusted. However, income statement data for fiscal years 2011 and 2010 have not been adjusted as the impact on Net income in each of these years was not material.

(g)	During fiscal 2014, we declared and paid common stock cash dividends. Dividends were recorded as a reduction to additional paid-in capital. No dividends or dividend equivalents were paid prior to fiscal 2014. See Note 5 of the Notes to Consolidated Financial Statements in this annual report for information regarding dividends and dividend equivalents.

(h)	During fiscal 2012, we recorded an impairment of $19 million as a cumulative-effect adjustment in accumulated deficit, related to an implied fair value measurement made for our former Services reporting unit upon the adoption of a new accounting standard.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our business

Symantec Corporation protects the world’s information and is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the smallest mobile device, to the enterprise data center, to cloud-based systems. Founded in April 1982, Symantec operates one of the largest global threat-intelligence networks, and provides leading security, backup and availability solutions. The company has more than 20,000 employees in more than 50 countries. Our Internet home page is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal year and periods ended March 28, 2014, March 29, 2013 and March 30, 2012. Fiscal 2014, 2013, and 2012 each consisted of 52 weeks. Our 2015 fiscal year will consist of 53 weeks and will end on April 3, 2015.

Strategy

The recent transformation of business and consumer technologies has driven pervasive mobility and an explosion of data resulting in the need for a new approach to protecting devices, applications, data and users. Further, the emergence of the Internet of Things, where new devices and everyday objects are becoming networked and connected to the Internet for the first time, highlights the need for comprehensive information security and management solutions to protect valuable data. We believe that the market for security and management solutions will benefit from these trends. As a platform-independent software company without bias to any individual operating system or hardware environment, Symantec helps customers manage more technologies with greater efficiency and on a wide range of virtual and mobile platforms.

In January 2013, we announced our strategy to transition from being device-centric or protecting endpoints and the data center, to having a broader focus of protecting and managing digital information. We track a vast number of threat indicators across the Internet and continuously collect new telemetry from hundreds of millions of mobile devices, endpoints, and servers across the globe. This massive amount of security data, combined with our years of experience analyzing such data allows us to provide advanced intelligence and protection for all of our customers.

During fiscal year 2014, we implemented changes in three areas: simplifying our organizational structure, redesigning our GTM strategy, and changing our product offerings.

Simplifying our Organizational Structure

We aligned our organization by functional areas, rather than by market segments in order to reduce complexity, remove redundancies, increase the speed of decision making, and improve accountability and execution. We reduced the number of management layers from our previous structure and increased the average span of control for managers.

Redesigning our Go-To-Market Strategy

We split our direct field sales team into security and information management specialists focused on new business only and expanded their territories to be more effective for our enterprise customers. We also built a renewals group in order to extend the customer relationship and make it easier to renew and do business with us. We redesigned our global channel strategy focused on building partner competency, rewarding performance, and customer satisfaction.

Changing our Product Offerings

With a portfolio of leading products, we focused our development efforts on making our point solutions better, designing new integrated solutions, and expanding our offerings by partnering with network security vendors to offer solutions that provide multi-tier protection.

Financial Implications of New Strategy

We have developed a three-pronged approach to our product offering strategy which includes managing our portfolio of point solutions and reallocating resources to the offerings we estimate have the greatest growth potential, expanding our total addressable market by delivering innovative new offerings that integrate our technologies to solve our customers’ most significant problems, and focusing on developing relationships with other industry leaders that will begin the process of building ecosystems that delivers more value to our customers.

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

As part of our enhanced capital allocation strategy, in fiscal 2014 we initiated a quarterly cash dividend in addition to our on-going share repurchases activity. We paid a quarterly dividend in the amount of $0.15 per share of common stock in each quarter of fiscal 2014, for an aggregate of $418 million or $0.60 per share, during fiscal 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock as of the record date for any dividend will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our board of directors.

Our revenue, income and cash flows may be impacted by severance, other charges, and capital expenditures as we execute our organic growth strategy.

New enterprise resource planning system

During the third quarter of fiscal 2014, following our final testing and data conversion stages, we implemented the critical financial reporting module of a new enterprise resource planning (“ERP”) system. The costs, other than capital expenditures, associated with this first phase of implementation of the core operating systems have been recorded in operating expenses as restructuring and transition expenses.

Change in management

On March 20, 2014, the board of directors of the Company appointed board member Michael A. Brown as interim president and CEO, following the termination of Stephen M. Bennett as the Company’s president and chief executive officer. Mr. Bennett also resigned from the Company’s board of directors. This change within our management leadership team resulted in certain severance and accelerated stock based compensation expenses.

Our operating segments

Our current operating segments are strategic business units that offer different products and services distinguished by customer needs. In the first quarter of fiscal 2014, we modified our segment reporting structure to more readily match the new operating structure. The three reporting segments, which are the same as our operating segments are as follows: User Productivity & Protection, Information Security, and Information Management. For further description of our operating segments see Note 10 of the Notes to Consolidated Financial Statements in this annual report.

Financial results and trends

Revenue decreased by $230 million for fiscal 2014 as compared to fiscal 2013, primarily due to decreases in revenue from our User Productivity & Protection segment and Information Management segment following the transition of our sales force into new and renewal business teams. We experienced revenue declines domestically and internationally in fiscal 2014 as compared to fiscal 2013. The Asia Pacific and Japan region experienced the largest net revenue decrease followed by Americas, while the EMEA region experienced net revenue growth for fiscal 2014 as compared to fiscal 2013. The Asia Pacific and Japan region revenue declined primarily due to foreign currency translation adjustments resulting from the weakening of the Japanese yen compared to the U.S. dollar, while we experienced favorable foreign currency effects in the EMEA region.

Cost of revenue decreased by $26 million for fiscal 2014 as compared to fiscal 2013, primarily due to decreases in revenue and decreases in intangible assets amortization as certain developed technologies became fully amortized early in fiscal 2014.

Operating expenses decreased by $281 million for fiscal 2014 as compared to fiscal 2013, primarily due to lower salaries and wages resulting from lower headcount, lower advertising and promotion expenses and lower amortization of intangible assets as various customer relationship intangibles became fully amortized early in fiscal 2014. For fiscal 2014, we recognized $270 million of restructuring and transition costs. We are focused on five priorities for fiscal 2015. These include optimizing our businesses based on lifecycle and growth potential; prioritizing investments for growth in our enterprise businesses; further reducing costs and improving efficiencies across the company; rounding out our talented executive team; and continuing to return significant cash to shareholders.

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

Revenue recognition

We recognize revenue primarily pursuant to the requirements under the authoritative guidance on software revenue recognition, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make estimates.

For software arrangements that include multiple elements, including perpetual software licenses and maintenance or services, packaged products with content updates, and subscriptions, we allocate and defer revenue for the undelivered items based on the fair value using vendor specific objective evidence (“VSOE”), and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $3.9 billion as of March 28, 2014, of which $581 million was classified as long-term deferred revenue in our Consolidated Balance Sheets. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill impairment. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at the reporting unit level. Our reporting units are the same as our operating segments. A qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, a second step is taken, involving a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. The methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

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

As of March 28, 2014, our goodwill balance was $5.9 billion amongst our reporting units. Based on a qualitative impairment analysis performed as of December 28, 2013, we determined that it was more likely than not that there was no impairment in any of our reporting units.

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

We issue performance-based restricted stock units (“PRUs”) and performance-contingent stock units (“PCSUs”) representing hypothetical shares of our common stock. Each PRU and PCSU grant reflects a target number of shares that may be issued to the award recipient. The actual number of PRUs the recipient receives is determined at the end of a three-year performance period as follows: (1) our achievement of an annual target earnings per share for the first fiscal year of grant and (2) our two and three year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. The PCSUs vest based upon the performance of Symantec’s common stock over a three-year period, and are also subject to an underlying continued service vesting condition. We estimate the fair value of PRUs using the Monte Carlo simulation option pricing model (“Monte Carlo model”), as the total shareholder return modifier contains a market condition. We estimate the fair value and derived service period of PCSUs using the Monte Carlo model, as this statistical model can simulate a range of possible future stock prices for Symantec. Because our PRUs include dividend-equivalent rights, the fair values of PRUs are not discounted by the dividend yield.

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

We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. If options are granted or assumed without dividend-equivalents rights, the fair values are discounted by the dividend yield. Prior to the initial declaration of a quarterly cash dividend on May 2, 2013, the fair value of options was measured based on an expected dividend yield of 0% as we did not historically pay cash dividends on our common stock. For awards granted on or subsequent to June 27, 2013, we used an annualized dividend yield based on the per share dividends declared by our board of directors. See Note 15 of the Notes to Consolidated Financial Statements in this annual report.

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

RESULTS OF OPERATIONS

Total net revenue

	Fiscal 2014	Change in		Fiscal 2013	Change in		Fiscal 2012
		$	%		$	%
	(Dollars in millions)
Content, subscription, and maintenance revenue	$5,960	$(61)	(1)%	$6,021	$198	3%	$5,823
Percentage of total net revenue	89%			87%			87%
License revenue	716	(169)	(19)%	885	(22)	(2)%	907
Percentage of total net revenue	11%			13%			13%

Total	$6,676	$(230)	(3)%	$6,906	$176	3%	$6,730

Fiscal 2014 compared to Fiscal 2013:

Content, subscription and maintenance revenue represented 89%, 87% and 87% of total net revenue for the fiscal years ended 2014, 2013 and 2012, respectively. Content, subscription, and maintenance revenue decreased primarily due to decreases from our User Productivity & Protection segment of $48 million and Information Management segment of $26 million offset by an increase of $13 million from our Information Security segment. License revenue includes sales of software licenses, appliances, and certain revenue sharing arrangements. License revenue decreased primarily due to declines from our Information Management segment of $89 million, User Productivity & Protection segment of $62 million and Information Security segment of $17 million.

Fiscal 2013 compared to Fiscal 2012:

Content, subscription, and maintenance revenue increased primarily due to increases from our Information Management segment of $97 million and Information Security segment of $96 million. License revenue decreased primarily due to a decline from our Information Management segment of $26 million.

Net revenue and operating income by segment

User Productivity & Protection

	Fiscal 2014	Change in		Fiscal 2013	Change in		Fiscal 2012
		$	%		$	%
	(Dollars in millions)
User Productivity & Protection revenue	$2,869	$(110)	(4)%	$2,979	$4	0%	$2,975
Percentage of total net revenue	43%			43%			44%
User Productivity & Protection operating income	$1,061	$46	5%	$1,015	$(41)	(4)%	$1,056
User Productivity & Protection operating margin	37%			34%			35%

Fiscal 2014 compared to Fiscal 2013:

User Productivity & Protection revenue declined primarily due to a $53 million decline in endpoint management sales, as well as declines in PC tools revenue of $21 million and decreases in certain services activities and encryption revenues of $30 million. User Productivity & Protection operating income increased primarily due to lower advertising and promotional expenses of $123 million, as well as a decline in salaries and wages of $34 million.

Fiscal 2013 compared to Fiscal 2012:

User Productivity & Protection revenue remained relatively flat. User Productivity & Protection operating income decreased primarily due to increased salaries and wages of $35 million, partially offset by lower advertising and promotional expenses of $59 million.

Information Security Segment

	Fiscal 2014	Change in		Fiscal	Change in		Fiscal 2012
		$	%	2013	$	%
	(Dollars in millions)
Information Security revenue	$1,294	$(4)	0%	$1,298	$101	8%	$1,197
Percentage of total net revenue	19%			19%			18%
Information Security operating income	$186	$148	389%	$38	$143	136%	$(105)
Information Security operating margin	14%			3%			(9)%

Fiscal 2014 compared to Fiscal 2013:

Information Security revenue remained relatively flat year over year. The increase in operating income was mainly due to lower salaries and wages of $57 million, lower advertising and promotion expenses of $12 million, lower outside services expenses of $26 million and reductions in other expenses of $54 million.

Fiscal 2013 compared to Fiscal 2012:

Information Security revenue increased primarily due to the growth in our user authentication and trust services offerings of $73 million, managed security services of $24 million and data loss prevention products of $14 million, partially offset by a decline in our hosted security suite offerings of $12 million. Information Security operating income increased primarily due to higher revenue and lower salaries and wages of $37 million.

Information Management Segment

	Fiscal 2014	Change in		Fiscal 2013	Change in		Fiscal 2012
		$	%		$	%
	(Dollars in millions)
Information Management revenue	$2,513	$(116)	(4)%	$2,629	$71	3%	$2,558
Percentage of total net revenue	38%			38%			38%
Information Management operating income	$574	$(133)	(19)%	$707	$(64)	(8)%	$771
Information Management operating margin	23%			27%			30%

Fiscal 2014 compared to Fiscal 2013:

Information Management revenue decreased primarily due to an $80 million decline in our information availability offerings, a decrease of $50 million from our Backup Exec products and a decrease of $12 million from our Enterprise Vault products. These decreases were partially offset by growth in our NetBackup appliance business of $31 million. Information Management operating income decreased primarily from decreases in revenue and higher materials costs related to our appliances business, coupled with higher costs associated with our services business.

Fiscal 2013 compared to Fiscal 2012:

Information Management revenue increased primarily due to increases in our NetBackup business of $151 million coupled with increases in our Enterprise Vault products of $35 million, partially offset by declines in our Backup Exec offerings of $80 million and declines in our information availability offerings of $47 million. The decrease in operating income was primarily due to higher cost of revenue of $62 million, higher salaries and wages of $24 million, higher equipment costs, outside services and other costs of $49 million.

Net revenue by geographic region

	Fiscal 2014	Change in		Fiscal 2013	Change in		Fiscal 2012
		$	%		$	%
	(Dollars in millions)
Americas (U.S., Canada and Latin America)
User Productivity & Protection segment	$1,638	$(62)	(4)%	$1,700	$22	1%	$1,678
Information Security segment	676	(11)	(2)%	687	59	9%	628
Information Management segment	1,303	(54)	(4)%	1,357	38	3%	1,319

Total Americas	$3,617	$(127)	(3)%	$3,744	$119	3%	$3,625
Percentage of total net revenue	54%			54%			54%
EMEA (Europe, Middle East, Africa)
User Productivity & Protection segment	$768	$19	3%	$749	$(28)	(4)%	$777
Information Security segment	350	25	8%	325	6	2%	319
Information Management segment	773	(11)	(1)%	784	22	3%	762

Total EMEA	$1,891	$33	2%	$1,858	$-	0%	$1,858
Percentage of total net revenue	28%			27%			28%
Asia Pacific/Japan
User Productivity & Protection segment	$463	$(67)	(13)%	$530	$10	2%	$520
Information Security segment	268	(18)	(6)%	286	36	14%	250
Information Management segment	437	(51)	(10)%	488	11	2%	477

Total Asia Pacific/Japan	$1,168	$(136)	(10)%	$1,304	$57	5%	$1,247
Percentage of total net revenue	18%			19%			18%

Total	$6,676	$(230)	(3)%	$6,906	$176	3%	$6,730

U.S.	$3,198	$(139)	(4)%	$3,337	$97	3%	$3,240
U.S. percentage of total net revenue	48%			48%			48%
International	3,478	(91)	(3)%	3,569	79	2%	3,490
International percentage of total net revenue	52%			52%			52%

Total	$6,676	$(230)	(3)%	$6,906	$176	3%	$6,730

Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $20 million for fiscal 2014 as compared to fiscal 2013. This was due to a $90 million unfavorable foreign currency fluctuation in the Asia Pacific and Japan region partially offset by a favorable foreign currency fluctuation of $70 million in the EMEA region. For fiscal 2013 as compared 2012, we had an unfavorable foreign currency exchange effect of $141 million, $118 million from the EMEA region, while the remainder of the variance was from the Asia Pacific and Japan region.

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

Cost of revenue

	Fiscal 2014	Change in		Fiscal 2013	Change in		Fiscal 2012
		$	%		$	%
	(Dollars in millions)
Cost of content, subscription, and maintenance	$1,008	$(9)	(1)%	$1,017	$74	8%	$943
As a percentage of related revenue	17%			17%			16%
Cost of license	$87	$(2)	(2)%	$89	$41	85%	$48
As a percentage of related revenue	12%			10%			5%
Amortization of intangible assets	$54	$(15)	(22)%	$69	$(22)	(24)%	$91
As a percentage of total net revenue	1%			1%			1%

Total	$1,149	$(26)	(2)%	$1,175	$93	9%	$1,082

Gross margin	83%			83%			84%

Fiscal 2014 compared to Fiscal 2013:

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs.

Intangible assets are primarily comprised of developed technologies and patents from acquired companies. Amortization decreased for fiscal 2014 as certain developed technologies became fully amortized early in fiscal 2014.

Fiscal 2013 compared to Fiscal 2012:

Cost of content, subscription, and maintenance increased for fiscal 2013 primarily due to higher technical support, services, and OEM royalty costs. The increased costs were due to growth in our business and higher royalty payments to major OEM partners as part of revenue-sharing arrangements. Cost of license increased primarily due to higher direct costs associated with the appliance business.

Amortization decreased for fiscal 2013 due to certain developed technologies becoming fully amortized, partially offset by the incremental amortization associated with our fiscal 2012 acquisitions.

Operating expenses

	Fiscal	Change in		Fiscal	Change in		Fiscal
	2014	$	%	2013	$	%	2012
	(Dollars in millions)
Sales and marketing expense	$2,435	$(317)	(12)%	$2,752	$(37)	(1)%	$2,789
Percentage of total net revenue	36%			40%			41%
Research and development expense	$1,038	$26	3%	$1,012	$43	4%	$969
Percentage of total net revenue	16%			15%			14%
General and administrative expense	$445	$(5)	(1)%	$450	$13	3%	$437
Percentage of total net revenue	7%			7%			6%
Amortization of intangible assets	$156	$(130)	(45)%	$286	$(3)	(1)%	$289
Percentage of total net revenue	2%			4%			4%
Restructuring and transition	$270	$145	116%	$125	$69	123%	$56
Percentage of total net revenue	4%			2%			1%
Impairment of intangible assets	$-	$-	*	$-	$(4)	*	$4
Percentage of total net revenue	-%			-%			-%

Total	$4,344	$(281)	(6)%	$4,625	$81	2%	$4,544

*	Percentage not meaningful

Fiscal 2014 compared to Fiscal 2013:

Sales and marketing expense decreased for fiscal 2014, primarily due to lower salaries and wages of $159 million resulting from lower headcount and lower advertising and promotion expenses of $146 million. Our sales and marketing expense in fiscal 2014 was also impacted by the changes in our go-to-market strategy as described above under “Overview-Strategy-Redesigning our Go-To-Market-Strategy.”

The increase in research and development for fiscal 2014, was primarily due to higher equipment cost including depreciation and amortization of $23 million.

Amortization of intangible assets decreased by $130 million primarily as a result of various customer relationship intangibles becoming fully amortized early in fiscal 2014.

Restructuring and transition costs consist of severance, facilities, transition and other related costs associated with our organization simplification. For fiscal 2014, we recognized $212 million of restructuring, $49 million in transition costs related to our ERP system and $9 million in other transition costs. For further information on restructuring and transition costs, see Note 7 of the Notes to Consolidated Financial Statements.

We experienced favorable foreign currency effects on our operating expenses of $42 million in the year ended March 28, 2014, as compared to the same period last year.

Fiscal 2013 compared to Fiscal 2012:

Sales and marketing expense decreased primarily due to lower advertising and promotional expenses of $73 million, which was attributed to lower placement fees. This decrease was offset by higher salaries and wages of $53 million due to higher headcount.

Research and development expense increased due to higher salaries and wages expenses of $36 million, which was attributed to increased headcount to support our continued investment in product development.

Restructuring and transition costs consist of transition, severance, facilities, and other related costs. For fiscal 2013, we recognized $114 million of transition and other related costs, $10 million of severance, and $1 million of facilities costs. For further information on restructuring and transition costs, see Note 7 of the Notes to Consolidated Financial Statements in this annual report.

We experienced favorable foreign currency effects on our operating expenses of $99 million in the year ended March 29, 2013, as compared to the year ended in fiscal 2012.

Non-operating income (expense)

	Fiscal	Change in		Fiscal	Change in		Fiscal
	2014	$	%	2013	$	%	2012
	(Dollars in millions)
Interest income	$12			$12			$13
Interest expense	(84)			(139)			(115)
Other income (expense), net	45			27			(6)
Loss from joint venture	-			-			(27)
Gain from sale of joint venture	-			-			526

Total	$(27)	$73	73%	$(100)	$(491)	(126)%	$391

Percentage of total net revenue	-%			(1)%			6%

Fiscal 2014 compared to Fiscal 2013:

The decrease in non-operating expense, net, is primarily driven by a realized gain from sale of short-term investments of $32 million during fiscal 2014, coupled with a decrease in interest expense of $55 million as we experienced lower amortization of debt issuance costs and discounts following the maturity of our $1.0 billion 1.00% notes in June 2013.

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

Provision for income taxes

	Fiscal	Change in		Fiscal	Change in		Fiscal
	2014	$	%	2013	$	%	2012
	(Dollars in millions)
Provision for income taxes	$258	$7	3%	$251	$(57)	(19)%	$308
Effective tax rate on earnings	22%			25%			21%

Our effective tax rate was approximately 22%, 25%, and 21% in fiscal 2014, 2013, and 2012, respectively.

The tax expense in fiscal 2014 was reduced by the following benefits: (1) $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012, (2) $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit, (3) $15 million tax benefit related to certain foreign operations, and (4) $13 million from lapses of statutes of limitation. These tax benefits were partially offset by $12 million in tax expense, resulting from the sale of short-term investments.

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

The effective tax rates for all periods presented otherwise reflect the benefits of lower-taxed international earnings and losses from our joint venture with Huawei Technologies Co., Limited, domestic manufacturing incentives, and research and development credits (the U.S. federal Research and Development credit expired on December 31, 2013), partially offset by state income taxes. Pretax income from international operations was significantly higher in fiscal 2012 due to the sale of our 49% ownership interest in the joint venture to Huawei on March 30, 2012 for $526 million. A significant portion of the sale proceeds was attributable to international tax jurisdictions resulting in a 20% tax rate on the sale of the joint venture reducing the overall tax rate in fiscal 2012 by 3%.

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

In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years, we have strong, consistent taxpaying history, we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 28, 2014 of $347 million, after application of the valuation allowances described above, are realizable on a “more likely than not” basis.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $20 million and $140 million.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Noncontrolling interest

In fiscal 2011, we completed the acquisition of the identity and authentication business of VeriSign, including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given our majority ownership interest of 54% in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with our accounts, and a noncontrolling interest had been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. During the second quarter of fiscal 2013, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. During the third quarter of fiscal 2013, we acquired the remaining 8% interest for $19 million and VeriSign Japan became a wholly-owned subsidiary. The payment was made in the fourth quarter of fiscal 2013. See Note 14 of the Notes to Consolidated Financial Statements in this annual report for additional information. For fiscal 2013 and 2012 the loss attributable to the noncontrolling interest in VeriSign Japan was approximately $0 million.

LIQUIDITY AND CAPITAL RESOURCES

Sources of cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of March 28, 2014, we had cash and cash equivalents of $3.7 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of $4.7 billion. As of March 28, 2014, $2.5 billion in cash, cash equivalents, and marketable equity securities were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.

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

Revolving Credit Facility: In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of March 28, 2014, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as to fund any cash dividends, principal and interest payments on debt and repurchases of our stock, for at least the next 12 months and foreseeable future. We have implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our notes prior to their maturity. Furthermore, our capital allocation strategy contemplates a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock, pay debts, and acquire other businesses.

Acquisitions: In fiscal 2013, we acquired a privately-held provider of mobile application management for an aggregate payment of $28 million, net of cash acquired. In fiscal 2012, we acquired Clearwell, LiveOffice, and another company for an aggregate amount of $508 million, net of cash acquired.

Convertible Senior Notes: On June 15, 2013, the principal balance on our 1.00% notes matured and was settled by a cash payment of $1.0 billion, along with the $5 million semi-annual interest payment. In addition, we elected to pay the conversion value above par value of the notes in cash in the amount of $189 million. Concurrently with the payment of the conversion value, we received $189 million from the settlement of the note hedge we entered into at the time of the issuance of the 1.00% notes.

Stock Repurchases: Our board of directors authorized a new $1.0 billion stock repurchase program during the fourth quarter of fiscal 2013. In fiscal 2014, we repurchased 21 million shares, or $500 million, of our common stock. In fiscal 2013, we repurchased 49 million shares, or $826 million, of our common stock. In fiscal 2012, we repurchased 51 million shares, or $893 million, of our common stock. Our active stock repurchase programs have $658 million remaining authorized for future repurchase as of March 28, 2014, with no expiration date.

Dividend Program: During fiscal 2014 we declared and paid common stock dividends of $418 million or $0.60 per share. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our board of directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. Any future dividends and dividend equivalents are subject to the approval of our board of directors.

Restructuring Plan: In the fourth quarter of fiscal 2013, we announced our strategy focusing on three priority areas, developing innovative products and services, changing our GTM plans and investing in people, process and technology infrastructure to make it easier to do business with us and improve our execution. In connection with this strategy we initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of March 28, 2014, total costs related to our plan incurred from inception were $222 million, primarily related to severance and related employee benefits.

Noncontrolling Interest: In July 2012, we completed a tender offer and paid $92 million to acquire VeriSign Japan common shares and stock rights, which increased our ownership percentage to 92%. In November 2012, we acquired the remaining 8% interest for $19 million and it became a wholly-owned subsidiary. The payment for the remaining 8% interest was made in the fourth quarter of fiscal 2013.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$1,281	$1,593	$1,901
Investing activities	(583)	(319)	(318)
Financing activities	(1,712)	308	(1,386)

Operating activities

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments.

Net cash provided by operating activities was $1.3 billion for fiscal 2014, which resulted from net income of $898 million adjusted for non-cash items, including depreciation and amortization charges of $498 million and stock-based compensation expense of $156 million. These amounts were partially offset by decreases in deferred revenue of $223 million.

Net cash provided by operating activities was $1.6 billion for fiscal 2013, which resulted from net income of $755 million adjusted for non-cash items, including depreciation and amortization charges of $698 million and stock-based compensation expense of $164 million, and an increase in deferred revenue of $119 million. These amounts were partially offset by an increase in trade accounts receivable, net of $107 million.

Net cash provided by operating activities was $1.9 billion for fiscal 2012, which resulted from net income of $1.2 billion adjusted for non-cash items, which included depreciation and amortization charges of $712 million, stock-based compensation expense of $164 million, an increase in deferred revenue of $177 million, a decrease in trade accounts receivable, net of $89 million, and an increase in accounts payable other liabilities of $77 million. Additionally, net income was adjusted for the net gain of $526 million from the sale of the joint venture with a subsidiary of Huawei Technologies Co., Limited, as the gross proceeds were included as a cash inflow provided by investing activities.

Investing activities

Net cash used in investing activities was $583 million for fiscal 2014 and was primarily due to payments of $260 million for capital expenditures, and $492 million in purchases of short-term investments, partially offset by $186 million in net proceeds from the sale of our short-term investments.

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

Financing activities

Net cash used by financing activities was $1.7 billion for fiscal 2014, which was primarily due to the repayment of our convertible senior notes of $1 billion, repurchases of our common stock of $500 million and cash dividends paid of $418, million partially offset by net proceeds from sales of common stock through employee stock plans of $234 million.

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

Contractual obligations

The following is a schedule by years of our significant contractual obligations as of March 28, 2014:

	Payments Due by Period
	Total	Fiscal 2015	Fiscal 2016 and 2017	Fiscal 2018 and 2019	Fiscal 2020 and Thereafter	Other
	(Dollars in millions)
Senior Notes (1)	$2,100	$-	$950	$-	$1,150	$-
Interest payments on Senior Notes (1)	401	75	131	98	97	-
Purchase obligations (2)	523	483	40	-	-	-
Operating leases (3)	493	103	152	114	124	-
Recorded tax positions (4)	252	-	-	-	-	252

Total	$3,769	$661	$1,273	$212	$1,371	$252

(1)	In fiscal 2011, we issued $350 million in principal amount of 2.75% notes due September 2015 and $750 million in principal amount of 4.20% notes due September 2020. In fiscal 2013, we issued $600 million in principal amount of 2.75% notes due September 2017 and $400 million in principal amount of 3.95% notes due September 2022. Interest payments were calculated based on terms of the related notes. For further information on the notes, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.

(2)	These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.

(3)	We have entered into various noncancelable operating lease agreements that expire on various dates beyond fiscal 2020. The amounts in the table above exclude expected sublease income and includes $3 million in exited or excess facility costs related to restructuring activities.

(4)	As of March 28, 2014, we reflected $252 million in long-term income taxes payable related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies. For further information, see Note 12 of the Notes to Consolidated Financial Statements in this annual report.

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

Recently issued authoritative guidance

There was no recently issued authoritative guidance that had a material impact to our Consolidated Financial Statements.

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

Interest rate risk

As of March 28, 2014, we had $2.10 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $2.10 billion and a fair value of $2.17 billion, which fair value is based on level 2 inputs of market prices for similar debt instruments and resulting yields. We have performed sensitivity analyses as of March 28, 2014 by using a modeling technique that measures the change in the fair values arising from a hypothetical 50 bps movement in the levels of interest rates across the entire yield curve, with all other variables held constant. On March 28, 2014, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate senior notes by a decrease of approximately $48 million and an increase of approximately $49 million, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

Foreign currency exchange rate risk

We conduct business in 38 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro and Singapore dollar. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange forward contracts with up to six months in duration, to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates for all currencies could be experienced. The estimated impacts of a five or ten percent appreciation or depreciation in value are as follows:

	Value of Contracts Given X% Appreciation of Foreign Currency		Notional Amount	Value of Contracts Given X% Depreciation of Foreign Currency
Foreign Forward Exchange Contracts	10%	5%		(5)%	(10)%
	(Dollars in millions)
Purchased, March 28, 2014	$168	$161	$154	$146	$137
Sold, March 28, 2014	$218	$228	$240	$252	$266

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

Selected quarterly financial data

	Fiscal 2014				Fiscal 2013
	Mar. 28, 2014	Dec. 27, 2013	Sep. 27, 2013	Jun. 28, 2013	Mar. 29, 2013	Dec. 28, 2012	Sep. 28, 2012	Jun. 29, 2012
	(In millions, except per share data)
Net revenue	$1,625	$1,705	$1,637	$1,709	$1,748	$1,791	$1,699	$1,668
Gross profit	1,343	1,422	1,353	1,409	1,440	1,492	1,415	1,384
Operating income	306	405	248	224	255	304	297	250
Net income	217	283	241	157	190	216	189	160
Less: Income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-

Net income attributable to Symantec Corporation stockholders	$217	$283	$241	$157	$190	$216	$189	$160

Net income per share attributable to Symantec Corporation stockholders — basic	$0.31	$0.41	$0.34	$0.23	$0.27	$0.31	$0.27	$0.22
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.31	$0.40	$0.34	$0.22	$0.27	$0.31	$0.27	$0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our interim Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our interim Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management has concluded that, as of March 28, 2014, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 28, 2014, which is included in Part IV, Item 15 of this annual report.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d)	Limitations on Effectiveness of Controls

Our management, including our interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information

None.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of this annual report, including the Consolidated Financial Statements and financial statement schedule. All requests should be sent to:

Symantec Corporation

Attn: Investor Relations

350 Ellis Street

Mountain View, California 94043

650-527-8000

The following documents are filed as part of this report:

		Page Number
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets as of March 28, 2014 and March 29, 2013	57
	Consolidated Statements of Income for the years ended March 28, 2014, March 29, 2013 and March 30, 2012	58
	Consolidated Statements of Comprehensive Income for the years ended March 28, 2014, March 29, 2013 and March 30, 2012	59
	Consolidated Statements of Stockholders’ Equity for the years ended March 28, 2014, March 29, 2013 and March 30, 2012	60
	Consolidated Statements of Cash Flows for the years ended March 28, 2014, March 29, 2013 and March 30, 2012	61
	Notes to Consolidated Financial Statements	62
2.	Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended March 28, 2014, March 29, 2013 and March 30, 2012 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation
	Schedule II: Valuation and Qualifying Accounts	97
	Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.
3.	Exhibits: The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries as of March 28, 2014 and March 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 28, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited the internal control over financial reporting of Symantec Corporation as of March 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Symantec Corporation is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.b). Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and an opinion on the internal control over financial reporting of Symantec Corporation based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 28, 2014 and March 29, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of March 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, Symantec Corporation has elected to change its method of accounting for sales commissions. The adoption of this accounting policy change has been applied retrospectively to all periods presented.

/s/   KPMG LLP

Santa Clara, California

May 16, 2014

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 28, 2014	March 29, 2013
	(In millions, except par value)

ASSETS

Current assets:
Cash and cash equivalents	$3,707	$4,685
Short-term investments	377	62
Trade accounts receivable, net	1,007	1,031
Inventories, net	14	24
Deferred income taxes	142	169
Deferred commissions	115	130
Other current assets	290	315

Total current assets	5,652	6,416
Property and equipment, net	1,116	1,122
Intangible assets, net	768	977
Goodwill	5,858	5,841
Long-term deferred commissions	21	29
Other long-term assets	124	123

Total assets	$13,539	$14,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282	$334
Accrued compensation and benefits	365	422
Deferred revenue	3,322	3,496
Current portion of long-term debt	-	997
Other current liabilities	337	318

Total current liabilities	4,306	5,567
Long-term debt	2,095	2,094
Long-term deferred revenue	581	584
Long-term deferred tax liabilities	425	409
Long-term income taxes payable	252	318
Other long-term obligations	83	60

Total liabilities	7,742	9,032
Commitments and contingencies (Note 8)
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock, $0.01 par value, 3,000 shares authorized; 909 and 912 shares issued; 695 and 698 shares outstanding, respectively	7	7
Additional paid-in capital	6,744	7,313
Accumulated other comprehensive income	194	202
Accumulated deficit	(1,148)	(2,046)

Total Symantec Corporation stockholders’ equity	5,797	5,476
Noncontrolling interest in subsidiary	-	-

Total stockholders’ equity	5,797	5,476

Total liabilities and stockholders’ equity	$13,539	$14,508

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(In millions, except per share data)

Net revenue:
Content, subscription, and maintenance	$5,960	$6,021	$5,823
License	716	885	907

Total net revenue	6,676	6,906	6,730
Cost of revenue:
Content, subscription, and maintenance	1,008	1,017	943
License	87	89	48
Amortization of intangible assets	54	69	91

Total cost of revenue	1,149	1,175	1,082

Gross profit	5,527	5,731	5,648
Operating expenses:
Sales and marketing	2,435	2,752	2,789
Research and development	1,038	1,012	969
General and administrative	445	450	437
Amortization of intangible assets	156	286	289
Restructuring and transition	270	125	56
Impairment of intangible assets	-	-	4

Total operating expenses	4,344	4,625	4,544
Operating income	1,183	1,106	1,104
Interest income	12	12	13
Interest expense	(84)	(139)	(115)
Other income (expense), net	45	27	(6)
Loss from joint venture	-	-	(27)
Gain from sale of joint venture	-	-	526

Income before income taxes	1,156	1,006	1,495
Provision for income taxes	258	251	308

Net income	$898	$755	$1,187
Less: Income (loss) attributable to noncontrolling interest	-	-	-

Net income attributable to Symantec Corporation stockholders	$898	$755	$1,187

Net income per share attributable to Symantec Corporation stockholders — basic	$1.29	$1.08	$1.60
Net income per share attributable to Symantec Corporation stockholders — diluted	$1.28	$1.06	$1.59
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	696	701	741
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	704	711	748
Cash dividends declared per common share	$0.60	$-	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
Net income	$898	$755	$1,187
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	1	5	2
Reclassification adjustments for gain included in net income	4	2	3

Net foreign currency translation adjustments	5	7	5

Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes of $1 million, $11 million, and $0 million for fiscal 2014, 2013, and 2012, respectively	1	15	-
Reclassification adjustments for realized gain included in net income, net of taxes of $(10) million, $0 million and $0 million for fiscal 2014, 2013 and 2012, respectively	(14)	-	-

Net change in unrealized gain (loss) on available-for-sale securities	(13)	15	-

Other comprehensive income (loss), net of taxes	(8)	22	5

Comprehensive income	890	777	1,192
Less: Comprehensive income (loss) attributable to noncontrolling interest	-	(2)	2

Comprehensive income attributable to Symantec Corporation stockholders	$890	$779	$1,190

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Symantec Corporation Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
	Shares	Amount
	(In millions)
Balances as of April 1, 2011	758	$8	$8,361	$175	$(3,986)	$4,558	$77	$4,635
Net income	-	-	-	-	1,187	1,187	-	1,187
Other comprehensive income	-	-	-	3	-	3	2	5
Issuance of common stock under employee stock plans	11	-	147	-	-	147	-	147
Repurchases of common stock	(51)	(1)	(892)	-	-	(893)	-	(893)
Tax payments related to restricted stock units	6	-	(41)	-	-	(41)	-	(41)
Stock-based compensation, net of estimated forfeitures	-	-	161	-	-	161	-	161
Income tax benefit from employee stock transactions	-	-	30	-	-	30	-	30
Dividend declared to noncontrolling interest in subsidiary	-	-	-	-	-	-	(1)	(1)
Adjustments to goodwill related to stock options assumed in business combination	-	-	7	-	-	7	-	7

Balances as of March 30, 2012	724	7	7,773	178	(2,799)	5,159	78	5,237
Net income	-	-	-	-	755	755	-	755
Other comprehensive income (loss)	-	-	-	24	-	24	(2)	22
Issuance of common stock under employee stock plans	17	-	281	-	-	281	-	281
Repurchases of common stock	(49)	-	(826)	-	-	(826)	-	(826)
Tax payments related to restricted stock units	6	-	(36)	-	-	(36)	-	(36)
Stock-based compensation, net of estimated forfeitures	-	-	165	-	-	165	-	165
Income tax benefit from employee stock transactions	-	-	(11)	-	-	(11)	-	(11)
Purchase of additional equity interest in subsidiary	-	-	(33)	-	(2)	(35)	(76)	(111)

Balances as of March 29, 2013	698	7	7,313	202	(2,046)	5,476	-	5,476
Net income	-	-	-	-	898	898	-	898
Other comprehensive loss	-	-	-	(8)	-	(8)		(8)
Issuance of common stock under employee stock plans	18	-	234	-	-	234	-	234
Repurchases of common stock	(21)	-	(500)	-	-	(500)	-	(500)
Tax payments related to restricted stock units	-	-	(45)	-	-	(45)	-	(45)
Dividends paid and accrued	-	-	(429)	-	-	(429)	-	(429)
Stock-based compensation, net of estimated forfeitures	-	-	157	-	-	157	-	157
Income tax benefit from employee stock transactions	-	-	14	-	-	14	-	14

Balances as of March 28, 2014	695	$7	$6,744	$194	$(1,148)	$5,797	$-	$5,797

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$898	$755	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	281	283	273
Amortization of intangible assets	210	355	380
Amortization of debt issuance costs and discounts	7	60	59
Stock-based compensation expense	156	164	164
Deferred income taxes	47	31	25
Excess income tax benefit from the exercise of stock options	(17)	(11)	(8)
Net gain from sale of short-term investments	(32)	-	-
Impairment of intangible assets	-	-	4
Net gain from sale of joint venture	-	-	(526)
Loss from joint venture	-	-	27
Liquidation of foreign entities	-	2	3
Other	8	14	(1)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	30	(107)	89
Inventories, net	10	4	2
Deferred commissions	26	17	(25)
Accounts payable	(75)	33	30
Accrued compensation and benefits	(58)	12	(31)
Deferred revenue	(223)	119	177
Income taxes payable	7	(31)	39
Other assets	(21)	(68)	(14)
Other liabilities	27	(39)	47

Net cash provided by operating activities	1,281	1,593	1,901
INVESTING ACTIVITIES:
Purchases of property and equipment	(260)	(336)	(286)
Cash payments for acquisitions, net of cash acquired	(17)	(28)	(508)
Purchases of equity investments	-	-	(10)
Proceeds from sale of joint venture	-	-	530
Purchases of short-term investments	(492)	-	(47)
Proceeds from maturity and sales of short-term investments	186	46	3
Other	-	(1)	-

Net cash used in investing activities	(583)	(319)	(318)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(1,189)	-	(607)
Proceeds from convertible note hedge	189	-	-
Net proceeds from sales of common stock under employee stock benefit plans	234	281	147
Excess income tax benefit from the exercise of stock options	17	11	8
Tax payments related to restricted stock units	(45)	(36)	(41)
Dividends paid, net	(418)	-	-
Repurchases of common stock	(500)	(826)	(893)
Purchase of additional equity interest in subsidiary	-	(111)	-
Proceeds from debt issuance, net of discount	-	996	-
Debt issuance costs	-	(7)	-

Net cash (used in) provided by financing activities	(1,712)	308	(1,386)
Effect of exchange rate fluctuations on cash and cash equivalents	36	(59)	15

Change in cash and cash equivalents	(978)	1,523	212
Beginning cash and cash equivalents	4,685	3,162	2,950

Ending cash and cash equivalents	$3,707	$4,685	$3,162

Income taxes paid (net of refunds)	$224	$252	$234
Interest expense paid	$79	$69	$56

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is an information protection expert that helps people, businesses and governments seeking the freedom to unlock the opportunities technology brings – anytime, anywhere.

Principles of consolidation

The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States. Noncontrolling interest positions of certain of our consolidated entities are reported as a separate component of consolidated equity from the equity attributable to our stockholders for fiscal 2013 and 2012. In fiscal 2013, an entity in which we held a noncontrolling interest became a wholly-owned subsidiary, see Note 14 for details. All significant intercompany accounts and transactions have been eliminated. Certain amounts in 2013 and 2012 Consolidated Financial Statements have been reclassified to be comparable with classifications used in our 2014 Consolidated Financial Statements.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal 2014, 2013, and 2012 were 52-week years and our fiscal 2015 will consist of 53 weeks.

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

Segment reporting change

We modified our segment reporting structure to match our operating structure and how our Chief Operating Decision Maker (“CODM”) views the business and allocates resources, beginning from the first quarter of fiscal 2014. The CODM function is comprised of our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and President of Products and Services. Reclassifications of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported Consolidated Financial Statements of the Company. See Note 10 for additional information on our segment reporting change.

Foreign currency

The functional currency of our foreign subsidiaries is generally the local foreign currency. Assets and liabilities denominated in non-functional currencies are remeasured into the functional currencies at current exchange rates, and the gains or losses from such remeasurement are recorded in other income (expense), net. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of accumulated other comprehensive income. Deferred tax assets and liabilities are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested. In the event of liquidation of a foreign subsidiary, the cumulative translation adjustment attributable to that foreign subsidiary is reclassified from accumulated other comprehensive income and included in other income (expense), net. For fiscal 2014, 2013 and 2012, net foreign currency transaction losses were $6 million for each of the three years. These net losses are included in other income (expense), net, in our Consolidated Statements of Income.

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

Content, subscriptions, and maintenance revenue also includes professional services revenue, consisting primarily of the fees we earn related to consulting and educational services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.

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

We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue or deferred revenue. As of March 28, 2014 and March 29, 2013, we had reserves for rebates of $68 million and $79 million, respectively. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue or deferred revenue over the term of the subscription.

Immaterial correction of previously provided financial information

In the fourth quarter of fiscal 2014, we identified a computational error that caused certain low-dollar value, multi-year maintenance agreements to be amortized over a period shorter than their contractual term that resulted in an understatement of deferred revenue that affected multiple accounting periods. We corrected the error by (i) adjusting our April 1, 2011 stockholders’ equity balance to correct misstatements in years prior to fiscal 2012 and (ii) recognizing an adjustment in our fiscal 2014 Consolidated Statements of Income to correct misstatements in fiscal years 2014, 2013 and 2012. The adjustment recognized in the fourth quarter of our fiscal 2014 Consolidated Statements of Income reduced revenue by $28 million and net income by $22 million. The adjustment related to years prior to fiscal 2012 decreased stockholders’ equity by $49 million and increased long-term deferred revenue by $67 million as of April 1, 2011. The errors were not material to the Consolidated Statements of Income in our fiscal years 2013 and 2012 or the quarters in our fiscal year 2014. The adjustment to correct the cumulative misstatement to stockholders’ equity was also not material as of April 1, 2011.

The following table presents the changes to financial statement line items to correct the cumulative misstatement in our fiscal 2012 Consolidated Balance Sheet:

	As of March 30, 2012
	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Long-term deferred revenue	$529	$67	$596
Long-term deferred tax liabilities	$288	$(18)	$270
Accumulated deficit (1)	$(2,859)	$60	$(2,799)

(1) Adjustment includes a decrease of $109 million to accumulated deficit related to change in accounting policy for sales commissions, offset by an increase of $49 million related to the correction in deferred revenue. See sales commissions policy below.

The misstatement did not affect our balance of cash and cash equivalents and as a result did not change net cash flows from operating, investing, or financing activities in our Consolidated Statement of Cash Flows.

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

Short-term investments. Short-term investments consist of marketable equity and investment securities that are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs, which are quoted using market prices, independent pricing vendors, or other sources, to determine the fair value. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income. We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Equity investments. We make equity investments in privately-held companies whose businesses are complementary to our business. These investments are accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over these companies. The investments are included in other long-term assets. We assess the recoverability of these investments by reviewing various indicators of impairment. If indicators are present, a fair value measurement is made by performing a discounted cash flow analysis of the investment. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in other income (expense), net. As of March 28, 2014 and March 29, 2013, we held equity investments in privately-held companies of $13 million and $14 million, respectively.

Debt. Our debt has included senior unsecured notes, convertible senior notes, and a revolving credit facility. Our senior unsecured notes are recorded at cost based upon par value at issuance less discounts. The discount associated with our senior unsecured notes represents the amount by which the face value exceeds the issuance price. The discount and issuance costs (recognized initially in the other long-term assets) are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our $1.0 billion senior unsecured revolving credit facility (“credit facility”) would be recognized at cost plus accrued interest based upon stated interest rates.

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

The following table summarizes trade accounts receivable, net of allowances and reserves, for the periods presented:

	March 28, 2014	March 29, 2013
	(Dollars in millions)
Trade accounts receivable	$1,034	$1,054
Allowance for doubtful accounts	(7)	(5)
Reserve for product returns	(20)	(18)

Trade accounts receivable, net	$1,007	$1,031

Inventories

Inventories are carried at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. Inventory predominantly consists of deferred costs of revenue and finished goods. Deferred costs of revenue were $9 million as of March 28, 2014 and $15 million as of March 29, 2013. Finished goods were $10 million as of March 28, 2014 and $11 million as of March 29, 2013.

Property and equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. We capitalize costs incurred during the application development stage related to the development of internal use software and enterprise cloud computing services. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives. Estimated useful lives for financial reporting purposes are as follows: buildings, 20 to 30 years; leasehold improvements, the lesser of the life of the improvement or the initial lease term; computer hardware and software, and office furniture and equipment, 3 to 5 years.

The following table summarizes property and equipment, net of accumulated depreciation by categories for the periods presented:

	March 28, 2014	March 29, 2013
	(Dollars in millions)
Computer hardware and software	$1,797	$1,820
Office furniture and equipment	140	172
Buildings	539	530
Leasehold improvements	356	310

	2,832	2,832
Accumulated depreciation	(1,823)	(1,853)

	1,009	979
Construction in progress	28	64
Land	79	79

Total	$1,116	$1,122

Depreciation expense was $281 million, $283 million, and $273 million in fiscal 2014, 2013, and 2012, respectively.

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

Restructuring

Restructuring actions generally include significant actions involving employee-related severance charges and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Contract termination costs for leased facilities primarily reflect costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. These charges are reflected in the period when the facility ceases to be used.

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

Fair value of stock-based awards. We have five types of stock-based awards: stock options, restricted stock units, restricted stock awards, performance-based restricted stock units, and performance-contingent stock units. The fair value methodologies and the assumptions and inputs used to derive those fair values are the following:

•	Stock options. We use the Black-Scholes-Merton option pricing model (“BSM model”) to determine the fair value of stock options. The determination of the grant date fair value of options using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. If options are granted or assumed without dividend-equivalents rights, the fair values are discounted by the dividend yield.

•	Restricted stock units and restricted stock awards. The fair value of each Restricted Stock Unit (“RSU”) and Restricted Stock Award (“RSA”) is equal to the market value of Symantec’s common stock on the date of grant. Because the Company’s RSUs and RSAs include dividend-equivalent rights, the fair values are not discounted by the dividend yield.

•	Performance-based restricted stock units and performance-contingent stock units. We use the Monte Carlo simulation option pricing model (“Monte Carlo model”) to determine the fair value of each performance-based restricted stock unit (“PRU”) and the fair value and derived service period of each performance-contingent stock unit (“PCSU”). The determination of the grant date fair value and derived service periods using a simulation model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the awards, risk-free interest rates and expected dividends. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the PRUs and PCSUs. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. For all periods prior to Fiscal 2014 we did not pay cash dividends on our common stock, and therefore our expected dividend rate was zero for all such periods presented. For awards granted on or subsequent to June 27, 2013, we used an annualized dividend yield based on the per share dividends declared by our board of directors. The compensation expense for PRUs is initially based on the probability of achieving the target level of the company-specific performance condition, and is adjusted for subsequent changes in the estimated or actual outcome of this performance condition. The compensation expense for PCSUs is amortized ratably using the graded vesting attribution method over the derived service periods. Because the Company’s granted PRUs and PCSUs include dividend-equivalent rights, the fair values of PRUs are not discounted by the dividend yield.

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

Advertising and other promotional costs

Advertising and other promotional costs are charged to operations as incurred and included in operating expenses. These costs totaled $451 million, $594 million, and $667 million for fiscal 2014, 2013, and 2012, respectively.

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

Sales Commissions

Effective March 30, 2013, we changed our accounting policy for sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. Prior to this change in accounting policy, commission costs were expensed in the period in which they were incurred. The adoption of this accounting policy change has been applied retrospectively to all periods presented in this Annual Report on Form 10-K, in which the cumulative effect of the change has been reflected as of the beginning of the first period presented. Deferred commissions as of March 28, 2014 and March 29, 2013 were $136 million and $159 million, respectively. During the year ended March 28, 2014, we capitalized $172 million of commission costs and amortized $195 million to sales expense, respectively. During the years ended March 29, 2013, and March 30, 2012, we deferred $190 million and $210 million of commission costs and amortized $208 million and $186 million to sales expense, respectively.

We believe this change in accounting policy is preferable as the direct and incremental commission costs are closely related to the revenue, and therefore they should be recorded as an asset and recognized as an expense over the same period that the related revenue is recognized.

The cumulative effect of the change on accumulated deficit was $98 million as of April 1, 2011. The cumulative effect of the change on accumulated deficit and accumulated other comprehensive income was $109 million and $3 million, respectively, as of March 30, 2012. The following tables present the changes to financial statement line items as a result of the accounting change for the periods presented in the accompanying Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet

	March 29, 2013
	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Deferred income taxes	$198	$(29)	$169
Deferred commissions	$-	$130	$130
Long-term deferred commissions	$-	$29	$29
Other long-term assets	$124	$(1)	$123
Other current liabilities	$313	$5	$318
Long-term deferred tax liabilities (1)	$403	$6	$409
Accumulated other comprehensive income (1)	$197	$5	$202
Accumulated deficit (1)	$(2,096)	$50	$(2,046)

(1) Adjustment includes a decrease of $17 million in long-term deferred tax liability, an increase of $3 million in accumulated other comprehensive income, and an increase of $49 million in accumulated deficit, related to the correction of the deferred revenue error. See discussion of immaterial correction of previously provided financial information above.

Condensed Consolidated Statements of Income

	Year Ended March 29, 2013			Year Ended March 30, 2012
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(In millions, except per share data)
Operating expenses: Sales and marketing	$2,735	$17	$2,752	$2,814	$(25)	$2,789
Provision for income taxes	$258	$(7)	$251	$298	$10	$308

Net income attributable to Symantec Corporation stockholders	$765	$(10)	$755	$1,172	$15	$1,187

Net income per share attributable to Symantec Corporation stockholders — basic	$1.09	$(0.01)	$1.08	$1.58	$0.02	$1.60

Net income per share attributable to Symantec Corporation stockholders — diluted	$1.08	$(0.02)	$1.06	$1.57	$0.02	$1.59

Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	701	-	701	741	-	741

Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	711	-	711	748	-	748

Condensed Consolidated Statements of Comprehensive Income

	Year Ended March 29, 2013			Year Ended March 30, 2012
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(Dollars in millions)
Net income	$765	$ (10)	$755	$1,172	$15	$1,187
Net foreign currency translation adjustments (1)	$7	$ -	$7	$4	$1	$5
Comprehensive income (1)	$789	$ (10)	$779	$1,174	$16	$1,190

(1) Adjustment includes an increase of $1 million in net foreign currency and comprehensive income for the year ended March 29, 2013, and an increase of $2 million in net foreign currency and comprehensive income for the year ended March 30, 2012, related to the correction of the deferred revenue error. See discussion of immaterial correction of previously provided financial information above.

The change in accounting policy does not affect our balance of cash and cash equivalents and as a result did not change net cash flows from operating, investing, or financing activities in our Consolidated Statement of Cash Flows for the year ended March 29, 2013.

There have been no other material changes in our significant accounting policies for the year ended March 28, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2013, other than as discussed above.

Recently issued authoritative guidance

There was no recently issued authoritative guidance that had a material impact to our Consolidated Financial Statements.

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

Assets measured and recorded at fair value on a recurring basis

Cash equivalents. Cash equivalents consist of money market funds that are classified as level 1, and corporate securities and commercial paper classified as level 2, all of which have an original maturity of three months or less, and the carrying amount is a reasonable estimate of fair value.

Other short-term investments. Other short-term investments consist of U.S. government securities with original maturities greater than three months and are classified as recurring level 1. Also included in other short-term investments are commercial paper, federal agency and corporate securities with original maturities greater than three months, which are classified as level 2. Other short-term investments are priced using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the fair value of these assets.

Marketable equity securities. Marketable equity securities are classified as level 1 and are recorded at fair value using quoted prices in active markets for identical assets.

There have been no transfers between fair value measurement levels during fiscal 2014. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 28, 2014			March 29, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Dollars in millions)
Cash equivalents	$2,380	$40	$2,420	$3,469	$-	$3,469
Other short-term investments	95	236	331	-	-	-
Marketable equity securities	6	-	6	62	-	62

Assets and liabilities measured and recorded at fair value on a nonrecurring basis

Goodwill. In fiscal 2012, we recorded an impairment of $19 million as a cumulative-effect adjustment in accumulated deficit, related to an implied fair value measurement made for our former Services reporting unit upon the adoption of a new accounting standard. The valuation technique used to estimate the implied fair value of goodwill was an income approach which relied upon level 3 inputs, which included discounted estimated future cash flows or profit streams.

Indefinite-lived intangible assets. In fiscal 2012, we recorded impairment charges of $4 million, which reduced the gross carrying value of indefinite-lived trade names. The fair value amounts were derived using an income approach which required level 3 inputs such as discounted estimated future cash flows on profit streams. These impairment charges were due to reductions in expected future cash flows for certain indefinite-lived trade names related to the Information Security segment. These impairment charges were recorded within impairment of intangible assets in our Consolidated Statements of Income.

Disclosure of the Fair Value of Financial Instruments

See Note 6 for information regarding long-term debt including fair value disclosures.

Note 3. Business Combinations

Fiscal 2013

On April 2, 2012, we completed the acquisition of a privately-held provider of mobile application management. In exchange for all of the voting equity interests of the acquired company, we paid a total purchase price of $28 million in cash. The objective of the acquisition is to extend our enterprise mobility portfolio to include a cross-platform mobile application protection solution to help organizations protect and isolate corporate data and applications across both corporate-owned and personally-owned devices. The results of operations of the acquired company have been included in our User Productivity & Protection segment. Supplemental pro forma information for the acquired company was not material to our financial results and therefore has not been included. The purchase price allocation resulted in goodwill of $24 million and intangible assets of $4 million. Goodwill, which is not tax deductible, resulted primarily from our expectation of synergies from the integration of the acquired company’s technology into our product offerings. Intangible assets included developed technology and customer relationships, which are amortized over their estimated useful lives of five and nine years, respectively.

Fiscal 2012

Clearwell Systems Inc.

On June 24, 2011, we completed the acquisition of Clearwell Systems Inc. (“Clearwell”), a privately-held provider of eDiscovery solutions. In exchange for all of the voting equity interests of Clearwell, we transferred a total consideration of $392 million, which consists of $364 million in cash, net of $20 million cash acquired, and $8 million of assumed stock options. The objective of the acquisition was to enhance our eDiscovery, archiving and backup offerings to our customers. The results of operations of Clearwell are included as part of the Information Management segment. Supplemental pro forma information for Clearwell was not material to our financial results and therefore not included.

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

Other

In addition to Clearwell, we completed the acquisitions of LiveOffice LLC (“LiveOffice”) and another privately-held company for an aggregate purchase price of $151 million, which consisted of $144 million in cash, net of $7 million cash acquired. The results of operations for the acquired companies have been included in the Information Management segment. Supplemental pro forma information for these acquisitions was not material to our financial results and therefore not included. For fiscal 2012, we recorded acquisition-related transaction costs of $2 million, which were included in general and administrative expense.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

	LiveOffice	Other	Total
Acquisition date	January 13, 2012	March 2, 2012
Net tangible (liabilities) assets (1)	$(5)	$2	$(3)
Intangible assets (2)	51	8	59
Goodwill (3)	69	26	95

Total purchase price	$115	$36	$151

(1)	Net tangible (liabilities) assets included deferred revenue, which was adjusted down from $12 million to $6 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included primarily developed technology of $44 million and customer relationships of $15 million, which are amortized over their estimated useful lives of four to ten years. The weighted-average estimated useful lives were 4.8 years for developed technology and 9.9 years for customer relationships.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of the acquisitions’ product offerings with our existing product offerings.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	User Productivity & Protection	Information Security	Information Management	Total
	(Dollars in millions)
Net balance as of March 30, 2012	$1,641	$1,473	$2,712	$5,826
Additions (1)	10	14	-	24
Adjustments (2)	(2)	(2)	(5)	(9)

Net balance as of March 29, 2013	$1,649	$1,485	$2,707	$5,841
Additions (1)	-	16	-	16
Adjustments (2)	-	1	-	1

Net balance as of March 28, 2014	$1,649	$1,502	$2,707	$5,858

(1)	Additions due to an acquired business.
(2)	Adjustments made to goodwill primarily reflect foreign currency exchange rate fluctuations.

Effective in the first quarter of fiscal 2014, we evaluated our segment reporting structure and modified the reporting to match our new operating structure. Our reporting units for goodwill are the same as our reportable operating segments, and the net goodwill balance has been allocated to the reporting units based on their relative fair value. See Note 10 of these Consolidated Financial Statements for information regarding the changes related to segment information.

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

Intangible assets, net

	March 28, 2014				March 29, 2013
	Gross Carrying Amount (2)	Accumulated Amortization (2)	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount (2)	Accumulated Amortization (2)	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(Dollars in millions)
Customer relationships	$766	$ (469)	$297	3 years	$2,157	$ (1,718)	$439	2 years
Developed technology	287	(142)	145	4 years	377	(180)	197	4 years
Finite-lived tradenames	125	(103)	22	2 years	125	(89)	36	2 years
Patents	21	(14)	7	4 years	21	(13)	8	5 years
Indefinite-lived tradenames (1)	297	-	297	Indefinite	297	-	297	Indefinite

Total	$1,496	$ (728)	$768	3 years	$2,977	$ (2,000)	$977	2 years

(1)	See Note 2 for information regarding impairment charges.

(2)	Certain intangible assets from prior acquisitions primarily related to Veritas, were removed as they were fully amortized at the end of the fiscal 2014, in accordance with our current policy.

Total future amortization expense for intangible assets that have finite lives is as follows:

March 28, 2014
(Dollars in millions)
2015	$157
2016	106
2017	87
2018	66
2019	35
Thereafter	20

Total	$471

Note 5. Supplemental Financial Information

    Dividends

During fiscal 2014 we declared and paid common stock dividends of $418 million or $0.60 per share. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our board of directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends and dividend equivalents were paid in any periods prior to fiscal 2014. All dividends and dividend equivalents are subject to the approval of our board of directors.

    Changes in Accumulated Other Comprehensive Income by Component

Components of Accumulated Other Comprehensive Income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of March 29, 2013	$186	$16	$202
Other comprehensive income before reclassifications	5	-	5
Amounts reclassified from accumulated other comprehensive income	-	(13)	(13)

Balance as of March 28, 2014	$191	$3	$194

The effects on net income of amounts reclassified from Accumulated Other Comprehensive Income were as follows:

	Year Ended March 28, 2014
	(Dollars in millions)
Details about Accumulated Other Comprehensive Income Components		Affected Line Item in the Condensed Consolidated Statement of Income
Unrealized gain on available-for-sale securities	$24	Other (expense) income, net
Tax effects	(10)	Provision for income taxes

Total amount reclassified, net of taxes	$14

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

Other income (expense), net

In fiscal 2013, we began receiving a tax incentive from the China tax bureau in the form of value-added tax (“VAT”) refunds. The tax incentive is provided to companies that perform software research and development activities in China. The refunds relate to VAT collected on qualifying software product sales. This tax incentive plan enables companies to retrospectively apply the rules back to January 2011. As of March 28, 2014, we recognized cumulative refunds of $33 million, which were included in other income (expense), net in our Consolidated Statements of Income.

Note 6. Debt

The following table summarizes components of our debt:

	March 28, 2014
	Face Value	Effective Interest Rate		Fair Value (1)
	(Dollars in millions)
3.95% Senior Notes, due June 2022 (“3.95% Notes”)	$400	4.05%		$401
2.75% Senior Notes, due June 2017 (“2.75% Notes due 2017”)	600	2.79%		618
4.20% Senior Notes, due September 2020 (“4.20% Notes”)	750	4.25%		795
2.75% Senior Notes, due September 2015 (“2.75% Notes due 2015”)	350	2.76%		357

	March 29, 2013
	Face Value	Effective Interest Rate		Fair Value (1)

	(Dollars in millions)
3.95% Senior Notes, due June 2022 (“3.95% Notes”)	$400	4.05%		$412
2.75% Senior Notes, due June 2017 (“2.75% Notes due 2017”)	600	2.79%		620
4.20% Senior Notes, due September 2020 (“4.20% Notes”)	750	4.25%		799
2.75% Senior Notes, due September 2015 (“2.75% Notes due 2015”)	350	2.76%		363
1.00% Convertible Senior Notes, due June 2013 (“1.00% notes”)	1,000	6.78	% (2)	1,291

(1)	The fair value of debt relies on level 2 inputs, which are based on market prices for similar debt instruments and resulting yields. For convertible senior notes, the fair value represents that of the liability component. See Note 1 for our accounting policy of estimating the fair value of our debt.

(2)	Represents the interest rate on our debt for accounting purposes while taking into account the effects of amortization of debt discount. Although the effective interest rates of the 1.00% notes were 6.78% for fiscal 2013 and 2012, we made cash interest payments at the stated coupon rates of 1.00%.

As of March 28, 2014, future maturities of debt by fiscal years are as follows:

March 28, 2014
(Dollars in millions)
2015	$-
2016	350
2017	-
2018	600
2019	-
Thereafter	1,150

Total	$2,100

Senior Notes

In fiscal 2013, we issued the 3.95% notes and 2.75% notes due 2017. These are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.0 billion, less issuance discount of $4 million resulting from sale of the notes at a yield slightly above the stated coupon rate. We also incurred issuance costs of $6 million. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the notes. Interest on these notes is payable semiannually. Contractual interest expense was $32 million and $26 million in fiscal 2014 and fiscal 2013, respectively.

In fiscal 2011, we issued the 4.20% notes and 2.75% notes due 2015. These are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds from the issuance of the senior notes were $1.1 billion, net of an issuance discount. Interest on these notes is payable semiannually. Contractual interest expense was $41 million for each of the fiscal years 2014, 2013, and 2012.

Convertible Senior Notes

In the first quarter of fiscal 2007, we issued $1.0 billion in principal amount of 1.00% Convertible Senior Notes, due in June 2013. On June 15, 2013, the principal balance on those notes matured and was settled by a cash payment of $1.0 billion, along with the $5 million semiannual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value we received $189 million from the note hedge, we entered into at the time of issuance of the 1.00% notes.

At the time of issuance of the 1.00% notes, we granted warrants to affiliates of certain initial purchasers of the notes whereby they had the option to purchase up to 52.7 million shares of our common stock at a price of $27.1330 per share. All the warrants expired unexercised on various dates during the second quarter of fiscal 2014 and there was no dilutive impact from the warrants on our earnings per share for fiscal 2014.

Interest on our convertible senior notes was payable semiannually. Contractual interest expense was $2 million, $10 million, and $11 million in fiscal 2014, 2013, and 2012, respectively. Amortization of the debt discount was $3 million, $55 million, and $56 million in fiscal 2014, 2013, and 2012, respectively.

The following table summarizes information regarding the equity and liability components of the convertible senior notes as of March 29, 2013:

March 29, 2013
(Dollars in millions)
Principal amount	$1,000
Equity component	313
Liability component	997
Unamortized discount	3

There is no remaining liability as of March 28, 2014.

Revolving credit facility

In the first quarter of fiscal 2013, we amended our senior unsecured revolving credit facility agreement. The amendment extended the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of March 28, 2014, we were in compliance with all financial covenants, and no amounts were outstanding.

Note 7. Restructuring and Transition

Our restructuring and transition costs and liabilities consist primarily of severance, facilities costs, and transition and other related costs. Severance generally includes severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Transition and other related costs primarily consist of severance costs associated with acquisition integrations in efforts to streamline our business operations, and cost associated with the planning, design, testing, and data conversion phases of a new ERP system. Restructuring and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 10 of these Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.

Restructuring plan

We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of March 28, 2014, total costs related to this plan incurred since inception were $222 million, primarily related to severance and related employee benefits. The costs for severance and benefits are substantially complete, however we expect to incur immaterial adjustments to existing reserves in subsequent periods.

Other exit and disposal costs

Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may deem certain leased facilities to be in excess and make a plan to exit them either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of March 28, 2014, liabilities for these excess facility obligations at several locations around the world are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring and transition summary

	March 29, 2013	Costs, Net of Adjustments (1)	Cash Payments	March 28, 2014	Cumulative Incurred to Date
	(Dollars in millions)
Restructuring liabilities:
Restructuring plan — severance	$10	$212	$(184)	$38	$222

Other exit and disposal costs	3	-	(3)	-

Total restructuring liabilities	$13	$212	$(187)	$38

Transition and other related costs		58

Total restructuring and transition		$270

Balance Sheet:
Other current liabilities	$11			$37
Other long-term obligations	2			1

Total restructuring liabilities	$13			$38

(1) Adjustments primarily relate to foreign currency exchange rate fluctuations.

Note 8. Commitments and Contingencies

Lease commitments

We lease certain of our facilities, equipment, and co-locations under operating leases that expire at various dates beyond fiscal 2019. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2019. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense under operating leases was $121 million, $124 million, and $111 million for fiscal 2014, 2013, and 2012, respectively.

The minimum future rentals on noncancelable operating leases are as follows:

March 28, 2014
(Dollars in millions)
2015	$103
2016	83
2017	69
2018	61
2019	53
Thereafter	124

Total minimum future lease payments	$493
Sublease income	(2)

Total minimum future lease payments, net	$491

Purchase obligations

We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms. The following reflects unrecognized purchase obligations:

March 28, 2014
(Dollars in millions)
2015	$483
2016	34
2017	6
2018	-
2019	-
Thereafter	-

Total purchase obligations	$523

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

Litigation contingencies

During the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration (“GSA”) Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We are fully cooperating with the investigation and in January 2014 met with representatives of the government who presented us with an initial analysis of our actual damages exposure in the amount of approximately $145 million. We are currently in the process of evaluating the government’s initial analysis. Since the initial meeting, the government’s analysis of our potential damages exposure has fluctuated.

It is possible that the investigation could lead to claims or findings of violations of the False Claims Act, and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of between one and three times the actual damages proven by the government, plus civil penalties in some cases, depending upon a number of factors. Considering the preliminary stage of the negotiated resolution process with the government, our current estimate of the low end of the range of estimated loss from this matter is $25 million, which we have recorded as an offset to Revenue.

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

Note 9. Stock Repurchases

The following table summarizes our stock repurchases:

	Year Ended
	March 28, 2014		March 29, 2013		March 30, 2012
	(In millions, except per share data)
Total number of shares repurchased		21		49		51
Dollar amount of shares repurchased		$500		$826		$893
Average price paid per share		$23.87		$16.98		$17.62
Range of price paid per share	$20.41 -	27.09	$13.09 -	22.27	$15.38 -	20.51

Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our board of directors authorized a new $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase programs have $658 million remaining authorized for future repurchases as of March 28, 2014, and neither program has an expiration date.

Note 10. Segment Information

In the fourth quarter of fiscal 2013, we announced a new strategy and created three new business segments which offer different products and services distinguished by customer needs. We also made changes in our organizational structure. As of the first quarter of fiscal 2014, we modified our segment reporting structure to more readily match the new operating structure based on information reviewed by our CODM. The three reporting segments, which are the same as our operating segments, are as follows:

•	User Productivity & Protection: Our User Productivity & Protection segment focuses on making it simple for customers to be productive and protected at home and at work. These products include our Norton solutions, endpoint security and management, encryption, and mobile offerings.

•	Information Security: Our Information Security segment protects organizations so they can confidently conduct business while leveraging new platforms and data. These products include our SSL, authentication, mail & web security, data center security, data loss prevention, and information security services offerings.

•	Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, ensuring that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.

There were no intersegment sales for the periods presented. The historical information presented has been retrospectively adjusted to reflect the new segment reporting. Our chief operating decision maker evaluates performance primarily based on net revenue and operating income. Except for goodwill, as disclosed in Note 4, the majority of our assets are not discretely identified by segment.

	User Productivity & Protection	Information Security		Information Management	Total Segments
	(Dollars in millions)
Fiscal 2014
Net revenue	$2,869	$1,294		$2,513	$6,676
Percentage of total net revenue	43%	19%		38%	100%
Operating income	1,061	186		574	1,821
Operating margin	37%	14%		23%
Fiscal 2013
Net revenue	$2,979	$1,298		$2,629	$6,906
Percentage of total net revenue	43%	19%		38%	100%
Operating income	1,015	38		707	1,760
Operating margin	34%	3%		27%
Fiscal 2012
Net revenue	$2,975	$1,197		$2,558	$6,730
Percentage of total net revenue	44%	18%		38%	100%
Operating income	1,056	(105)		771	1,722
Operating margin	35%	(9	) %	30%

The following table provides a reconciliation of the total of the reportable segments’ operating income to the consolidated operating income:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
Total segment operating income	$1,821	$1,760	$1,722
Reconciling items:
Amortization of intangibles	210	355	380
Restructuring and transition	270	125	56
Stock-based compensation	156	164	164
Acquisition-related expenses	2	10	18

Total consolidated operating income	$1,183	$1,106	$1,104

Product revenue information

The following table represents revenue as a percentage of total revenue by significant product categories:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
Core consumer security	29%	28%	29%
Backup	21%	21%	20%
Information availability	10%	11%	12%
Endpoint security and management	7%	8%	9%
Others (1)	33%	32%	30%

Total product revenue	100%	100%	100%

(1)	No other product category was material to the respective totals.

Geographical Information

The following table represents net revenue amounts recognized for sales in the corresponding countries:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
United States	$3,198	$3,337	$3,240
Foreign countries (1)	3,478	3,569	3,490

Total net revenue	$6,676	$6,906	$6,730

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area for the periods presented. We do not identify or allocate our other assets by geographic area:

	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
United States	$871	$903	$885
Foreign countries (1)	245	219	215

Total	$1,116	$1,122	$1,100

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2014, 2013 and 2012, there were no significant customers that accounted for more than 10% of our total net revenue.

Note 11. Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution up to the limits specified in the plan. The maximum match in any given plan year is 3% of the employees’ eligible compensation, up to $6,000. Our contribution under the plan was $26 million, $26 million, and $25 million in fiscal 2014, 2013, and 2012, respectively.

Stock purchase plans

2008 Employee Stock Purchase Plan

In September 2008, our stockholders approved the 2008 Employee Stock Purchase Plan (“2008 ESPP”) and reserved 20 million shares of common stock for issuance thereunder. In September 2010, and October 2013 the 2008 ESPP was amended by our stockholders to increase the shares available for issuance thereunder by 20 million and 30 million, respectively. As of March 28, 2014, 22 million shares have been issued under this plan and 48 million shares remained available for future issuance.

Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2008 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. Stockholders increased the number of shares of stock that may be issued by 50,000 in September 2004, September 2007, and October 2011. The purpose of this plan is to provide the members of the board of directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of March 28, 2014, a total of 133,000 shares have been issued under this plan and 67,000 shares remained available for future issuance.

2004 and 2013 Equity Incentive Plan

Effective as of October 22, 2013, our stockholders and board of directors adopted and approved the Company’s 2013 Equity Incentive Plan (“2013 Plan”), and resolved that the Company will cease to grant equity awards under its former 2004 Equity Incentive Plan (“2004 Plan”), provided that all outstanding stock awards granted under the 2004 Plan will remain in effect in accordance with the terms and conditions as set forth in the agreements evidencing such stock awards.

Under both the 2013 Plan and the 2004 Plan (collectively “the Equity Plans”), the Company has granted incentive and nonqualified stock options, stock appreciation rights, RSUs, RSAs, and performance-based awards to employees, officers, directors, consultants, independent contractors, and advisors to us. These may also be granted to any parent, subsidiary, or affiliate of ours. The purpose of both the Equity Plans has been to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. Under the terms of the Equity Plans, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. The options and RSUs generally vest over a four-year period.

Effective as of the first quarter of 2013, following Board approval all RSUs, RSAs and performance-based awards granted under the Equity Plans have dividend equivalent rights (“DER”) which entitle participants to the same dividend value per share as holders of Company’s Common Stock. The DER are to be paid in the form of cash upon vesting for each share of the underlying award, and are subject to the same terms and conditions as the underlying award.

Upon adoption, our stockholders approved and reserved 45 million shares of common stock for issuance under the 2013 Plan. As of March 28, 2014, 41 million shares remained available for future grant.

Other stock option plans

Options remain outstanding under several other stock option plans, including the 2004 Plan, 1996 Plan, and various plans assumed in connection with acquisitions. No further options may be granted under any of these plans. Stock options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years.

Performance-based restricted stock units and performance-contingent stock units

During the first quarters of fiscal 2014, 2013 and 2012, we granted PRUs to certain senior level employees under our 2013 Plan and 2004 Plan. The PRU grants are in lieu of the stock option grants typically awarded as part of our annual compensation program. These PRUs can be earned depending upon the achievement of a company-specific performance condition and a market condition as follows: (1) our achievement of annual target earnings per share for the applicable fiscal year and (2) our two and three-year cumulative relative total shareholder return ranked against that of other companies that are included in the Standard & Poor’s 500 Index. These PRUs are also subject to a three-year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the Company. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition.

On March 19, 2014, Stephen M. Bennett, our former president and chief executive officer was terminated from the Company. During fiscal 2014, we granted to him 782,414 PCSUs based on the achievement of specified performance metrics. The PCSUs were also subject to an underlying continued service vesting condition. Each performance metric was based on the average sixty day trailing closing price of Symantec’s common stock (the “Closing Average Price”) over a three-year period beginning with the first quarter of fiscal 2014. Subject to ratification by our board of directors, these awards were to vest and release for the fiscal year when the Closing Average Price first exceeds $26.79, $30.01, and $33.61, respectively. Upon his resignation, Mr. Bennett became entitled to 100% vesting of these awards in accordance with the terms and conditions of his employment agreement. The awards are planned for release in the first quarter of fiscal 2015. The weighted-average grant date fair value per share of PCSUs granted was $10.57 per share. The accelerated stock based compensation expense related to these PCSUs was approximately $6 million.

During fiscal 2013, we granted 450,000 PCSUs to Mr. Bennett based on the achievement of specified performance metrics, and subject to an underlying continued service vesting condition. Each performance metric was based on the average twenty day trailing closing price of Symantec’s common stock (the “Average Closing Price”) over a three-year period beginning with the second quarter of fiscal 2013. Upon achievement and ratification by our board of directors, these awards were to be vested and released for the fiscal quarter when the Average Closing Price first exceeds $18.00, $20.00, and $22.00, respectively. The price thresholds were achieved during fiscal 2013. The first 150,000 PCSUs were released to Mr. Bennett during fiscal 2013, and the remaining 300,000 shares were released in the first quarter of fiscal 2014. The weighted-average grant date fair value per share of PCSUs granted was $13.69 per share.

Valuation of stock-based awards

The following assumptions were used to estimate the fair value of stock awards:

	Fiscal 2014			Fiscal 2013			Fiscal 2012
Stock Options:
Expected life			-		3.5	years		3.8	years
Weighted-average expected volatility			-			31%			35%
Weighted-average risk-free interest rate			-			0.52%			1.62%
Expected dividends			-			-			-
PRUs and PCSUs:
Expected life	0.6 -	2.9	years	2.6 -	2.9	years	2.8 -	2.9	years
Expected volatility	29%	-	32%	31%	-	32%	48%	-	49%
Weighted-average expected volatility			32%			32%			49%
Risk-free interest rate	0.38%	-	0.71%	0.36%	-	0.38%	0.65%	-	0.90%
Expected dividends	0%	-	2.61%			-			-

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Income.

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(In millions, except per share data)
Cost of revenue	$19	$15	$16
Sales and marketing	59	67	70
Research and development	48	50	49
General and administrative	30	32	29

Total stock-based compensation expense	156	164	164
Tax benefit associated with stock-based compensation expense	(45)	(48)	(46)

Net stock-based compensation expense	$111	$116	$118

Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — basic	$0.16	$0.17	$0.16
Net stock-based compensation expense per share attributable to Symantec Corporation stockholders — diluted	$0.16	$0.16	$0.16

Stock options activity

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value (1)
	(In millions, except per share and years data)
Outstanding at March 29, 2013	18	$19.86
Granted	-	-
Exercised	(9)	17.65
Forfeited	(1)	16.19
Expired	(2)	27.72

Outstanding at March 28, 2014	6	$20.56	1.7	$10

Exercisable at March 28, 2014	5	$20.91	1.4	$8
Vested and expected to vest at March 28, 2014	6	$20.58	1.6	$10

(1)	Intrinsic value is calculated as the difference between the market value of our common stock as of the last trading day of the fiscal year and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $19.79, the closing price of our common stock on the last trading day of the fiscal year, as reported by the NASDAQ Global Select Market.

There were no options granted during fiscal 2014. The weighted-average fair value per share of options granted during fiscal 2013, and 2012 including assumed options was $4.07 and $5.23, respectively. The total intrinsic value of options exercised during fiscal 2014, 2013, and 2012 was $60 million, $64 million, and $40 million, respectively.

As of March 28, 2014, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options was $4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

Restricted stock activity

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(In millions, except per share and years data)
Outstanding at March 29, 2013	19	$16.25
Granted	11	23.90
Vested and released	(6)	16.01
Forfeited	(5)	17.55

Outstanding and unvested at March 28, 2014	19	$20.61	1.6	$376

Expected to vest at March 28, 2014	15		1.4	$304

The weighted-average grant date fair value per share of restricted stock granted during fiscal 2014, 2013, and 2012, including assumed restricted stock was $23.90, $15.74, and $18.13, respectively. The total fair value of restricted stock that vested and released in fiscal 2014, 2013, and 2012 was $147 million, $124 million, and $150 million, respectively.

As of March 28, 2014, total unrecognized compensation cost adjusted for estimated forfeitures related restricted stock was $263 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

Performance-based restricted stock units activity

Number of Shares
Unvested at March 29, 2013	1,732,756
Granted	947,033
Incremental grants due to performance and market conditions	(270,405)
Vested and released	(75,133)
Issued	(197,796)
Forfeited	(849,630)

Unvested at March 28, 2014	1,286,825

The weighted-average grant date fair value per share of PRUs granted during fiscal 2014, 2013 and 2012 was $26.03, $16.97 and $23.58, respectively. The total fair value of PRUs that were issued in fiscal 2014 was $5 million.

As of March 28, 2014, total unrecognized compensation cost related to the PRUs was approximately $7 million, which is expected to be recognized over the remaining weighted average period of 1.6 years.

Shares reserved

We had reserved the following shares of authorized but unissued common stock:

March 28, 2014
(In millions)
Stock purchase plans	48
Stock award plans	68

Total	116

Note 12. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
Current:
Federal	$111	$104	$123
State	23	23	30
International	78	87	121

	212	214	274
Deferred:
Federal	36	27	40
State	17	5	(8)
International	(7)	5	2

	46	37	34

Total provision of income taxes	$258	$251	$308

Pretax income from international operations was $612 million, $652 million, and $891 million for fiscal 2014, 2013, and 2012, respectively.

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
Expected Federal statutory tax	$405	$351	$525
State taxes, net of federal benefit	26	25	12
Foreign earnings taxed at less than the federal rate	(131)	(96)	(160)
Domestic production activities deduction	(14)	(12)	(20)
Federal research and development credit	(6)	(10)	(12)
Valuation allowance (decrease) increase	(3)	-	5
Benefit of losses from joint venture	-	-	(1)
Tax positions (including valuation allowance release)	(26)	(9)	(52)
Other, net	7	2	11

	$258	$251	$308

The principal components of deferred tax assets are as follows:

	March 28, 2014	March 29, 2013
	(Dollars in millions)
Deferred tax assets:
Tax credit carryforwards	$38	$54
Net operating loss carryforwards of acquired companies	79	102
Other accruals and reserves not currently tax deductible	128	144
Deferred revenue	92	97
Loss on investments not currently tax deductible	16	10
State income taxes	19	29
Stock-based compensation	31	36

	403	472
Valuation allowance	(56)	(66)

Total deferred tax assets	$347	$406
Deferred tax liabilities:
Tax over book depreciation	(76)	(73)
Goodwill	(29)	(19)
Intangible assets	(48)	(102)
Unremitted earnings of foreign subsidiaries	(399)	(377)
Prepaids and deferred expenses	(30)	(42)
Other	(7)	(2)

Total deferred tax liabilities	$(589)	$(615)

Net deferred tax assets	$(242)	$(209)

The $56 million total valuation allowance provided against our deferred tax assets as of March 28, 2014 is mainly attributable to net operating loss and tax credit carryforwards of acquired companies, state tax credits, and net operating losses in foreign jurisdictions. The valuation allowance decreased by a net of $10 million in fiscal 2014, related mostly to the liquidation of a foreign entity.

As of March 28, 2014, we have U.S. federal net operating losses attributable to various acquired companies of approximately $74 million, which, if not used, will expire between fiscal 2015 and 2032. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $203 million and $70 million, respectively. If not used, our U.S. state net operating losses will expire between fiscal 2015 and 2032 and the majority of our U.S. state credit carryforwards can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $280 million net of valuation allowances, the majority of which, under current applicable foreign tax law, can be carried forward indefinitely.

In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years, we have strong, consistent taxpaying history, we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 28, 2014 of $347 million, after application of the valuation allowances described above, are realizable on a “more likely than not” basis.

As of March 28, 2014, no provision has been made for federal or state income taxes on $3.2 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of March 28, 2014, the unrecognized deferred tax liability for these earnings was $918 million.

The aggregate changes in the balance of gross unrecognized tax benefits from April 1, 2011 to March 28, 2014 were as follows (in millions):

Balance as of April 1, 2011	$527
Settlements and effective settlements with tax authorities and related remeasurements	(62)
Lapse of statute of limitations	(12)
Increases in balances related to tax positions taken during prior years	78
Decreases in balances related to tax positions taken during prior years	(30)
Increases in balances related to tax positions taken during current year	118

Balance as of March 30, 2012	$619

Settlements and effective settlements with tax authorities and related remeasurements	(114)
Lapse of statute of limitations	(98)
Increases in balances related to tax positions taken during prior years	11
Decreases in balances related to tax positions taken during prior years	(20)
Increases in balances related to tax positions taken during current year	14

Balance as of March 29, 2013	$412

Settlements and effective settlements with tax authorities and related remeasurements	(122)
Lapse of statute of limitations	(11)
Increases in balances related to tax positions taken during prior years	27
Decreases in balances related to tax positions taken during prior years	(50)
Increases in balances related to tax positions taken during current year	26

Balance as of March 28, 2014	$282

There was a change of $130 million in gross unrecognized tax benefits during the fiscal year as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at March 28, 2014, $284 million, if recognized, would favorably affect the Company’s effective tax rate, while $2 million would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

At March 28, 2014, before any tax benefits, we had $51 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $7 million, offset by reductions of $3 million for the year ended March 28, 2014. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2009 through 2014 fiscal years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, our 2010 through 2014 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes, and our 2007 through 2014 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes. Other significant jurisdictions include California, Japan, the UK and India. As of March 28, 2014, we are under examination regarding Symantec U.S. federal income taxes for the fiscal years 2009 through 2012. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2009 through 2010 tax years. We are also under audit by the Singapore income tax authorities for fiscal years 2007 through 2011 and by the Indian income tax authorities for fiscal years 2004 through 2014.

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

On September 3, 2013, we settled and effectively settled matters with the IRS for the Symantec 2005 through 2008 fiscal years. The result of the settlements, effective settlements, and re-measurements resulted in a reduction in the balance of our gross unrecognized tax benefits in fiscal year 2014 of $122 million.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $20 million and $140 million.

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

The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions, except per share data)
Net income	$898	$755	$1,187
Net income per share — basic	$1.29	$1.08	$1.60
Net income per share — diluted	$1.28	$1.06	$1.59
Weighted-average outstanding common shares — basic	696	701	741
Dilutive potential shares issuable from assumed exercise of stock options	2	2	3
Dilutive potential shares related to stock award plans	6	6	4
Dilutive potential shares related to convertible senior notes (1)	-	2	-

Weighted-average shares outstanding — diluted	704	711	748

Anti-dilutive weighted-average stock options	4	20	32
Anti-dilutive weighted-average restricted stock	1	2	-
Anti-dilutive effect of note hedge (1)	-	2	-

(1)	See Note 6 for information regarding the effects of the convertible senior notes, and the warrants issued and the option purchased in connection with the convertible senior notes.

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

The effect of the change in our ownership interest in VeriSign Japan on our equity is as follows:

	Year Ended
	March 28, 2014	March 29, 2013	March 30, 2012
	(Dollars in millions)
Net income attributable to Symantec Corporation stockholders	$898	$755	$1,187
Transfers to noncontrolling interest:
Decrease in Symantec Corporation stockholders’ paid-in capital for purchase of 204,189 VeriSign Japan common shares and stock rights	-	(35)	-

Net transfers to noncontrolling interest	-	(35)	-

Change from net income attributable to Symantec Corporation stockholders and transfers to noncontrolling interest	$898	$720	$1,187

Note 15. Subsequent Event

On May 8, 2014, we announced a quarterly dividend in the amount of $0.15 per share of common stock to be paid on June 25, 2014 to all stockholders of record as of June 10, 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 16th day of May 2014.

SYMANTEC CORPORATION

By:	/s/ Michael A. Brown
Michael A. Brown Interim President and Chief Executive Officer, and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Brown, Thomas J. Seifert and Scott C. Taylor, and each or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Michael A. Brown Michael A. Brown	Interim President and Chief Executive Officer, and Director (Principal Executive Officer)	May 16, 2014

/s/ Thomas J. Seifert Thomas J. Seifert	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 16, 2014

/s/ Mark S. Garfield Mark S. Garfield	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 16, 2014

/s/ Daniel H. Schulman Daniel H. Schulman	Chairman of the Board	May 16, 2014

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 16, 2014

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	May 16, 2014

/s/ David L. Mahoney David L. Mahoney	Director	May 16, 2014

/s/ Robert S. Miller Robert S. Miller	Director	May 16, 2014

/s/ Anita M. Sands Anita M. Sands	Director	May 16, 2014

/s/ V. Paul Unruh V. Paul Unruh	Director	May 16, 2014

/s/ Suzanne M. Vautrinot Suzanne M. Vautrinot	Director	May 16, 2014

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged Against Revenue and to Operating Expense (1)	Charged to Other Accounts (2)	Amount Written Off or Used		Balance at End of Period (1)
	(Dollars in millions)
Year ended March 28, 2014	$111	$222	$156		$(388)	$101
Year ended March 29, 2013	103	252	173		(417)	111
Year ended April 1, 2012	107	227	173		(404)	103

(1)	The balances include allowance for doubtful accounts, reserve for product returns, and reserve for rebates.

(2)	Charged to other accounts include the unrecognized customer rebates and the product returns for unrecognized revenue and are recorded as a reduction of deferred revenue.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05

3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09

3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04

3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/07/12

4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06

4.02	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06

4.03	Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06

4.04	Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06

4.05	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/03/10

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.06	First Amendment to Credit Agreement, dated June 7, 2012, by and among Symantec Corporation, Wells Fargo Bank, National Association, and the lenders party thereto	8-K	000-17781	4.01	06/11/12

4.07	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10

4.08	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10

4.09	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	09/16/10

4.10	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	06/14/12

4.11	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	06/14/12

10.01(*)	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89

10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06

10.03(*)	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06

10.04(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	05/24/10

10.05(*)	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06

10.06(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/01/11

10.07(*)	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07

10.08(*)	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07

10.09(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.10(*)	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07

10.11(*)	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06

10.12(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement	10-K	000-17781	10.17	05/20/11

10.13(*)	Clearwell Systems, Inc. 2005 Stock Plan, as amended	S-8	333-175783	99.01	07/26/11

10.14(*)	Form of Clearwell Systems, Inc. Stock Option Agreement	S-8	333-175783	99.02	07/26/11

10.15(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	S-8	333-191889	99.02	10/24/13

10.16(*)	Symantec Corporation 2013 Equity Incentive Plan, including form of Stock Option Grant — Terms and Conditions and form of RSU Awards Agreement	10-Q	000-17781	10.01	02/03/14

10.17(*)	Symantec Senior Executive Incentive Plan, as amended and restated	8-K	000-17781	10.03	10/25/13

10.18(*)	Symantec Corporation Executive Retention Plan, as amended and restated	10-K	000-17781	10.33	05/21/12

10.19(*)	Symantec Corporation Executive Severance Plan	10-K	000-17781	10.34	05/21/12

10.20(*)	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06

10.21(*)	Executive Employment Agreement, dated August 21, 2012, between Symantec Corporation and Steve Bennett	8-K	000-17781	10.01	08/23/12

10.22(*)	Employment Offer Letter, dated December 19, 2012, between Symantec Corporation and Stephen Gillett	8-K	000-17781	10.01	12/19/12

10.23(*)	Employment Offer Letter, dated January 15, 2014, between Symantec Corporation and Thomas J. Seifert	8-K	000-17781	10.01	03/03/14

10.24(*)	Employment Offer Letter, dated February 3, 2014, between Symantec Corporation and Mark Garfield	8-K	000-17781	10.01	03/10/14

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.25(*)	FY14 Executive Annual Incentive Plan — President and Chief Executive Officer	10-Q	000-17781	10.01	07/31/13

10.26(*)	FY14 Executive Annual Incentive Plan — Vice President, Senior Vice President and Executive Vice President	10-Q	000-17781	10.02	07/31/13

10.27(*)	Performance Contingent Stock Unit Award Agreement, dated May 30, 2013, by and between Symantec Corporation and Steve Bennett	10-Q	000-17781	10.03	07/31/13

10.28	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90

10.29†	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777	10.27 Exhibit C	08/06/99

10.30	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07

10.31	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	02/02/11

21.01	Subsidiaries of Symantec Corporation					X

23.01	Consent of Independent Registered Public Accounting Firm					X

24.01	Power of Attorney (see Signature page to this annual report)					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.