Form 10-K/A
period 2014-03-28
SYMANTEC CORP
filed 2014-07-25
CIK 849399

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

Number of shares outstanding of the registrant’s common stock as of July 1, 2014: 692,669,767

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 28, 2014

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 28, 2014, which we filed with the Securities and Exchange Commission on May 16, 2014 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We are also re-filing the list of our significant subsidiaries, filed as Exhibit 21.01 to the Original Filing to add additional subsidiaries.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the interim President and Chief Executive Officer

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 16, 2014.

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

The key attributes, experience and skills we consider important for our directors in light of our current business and structure are:

•

Industry and Technology Expertise. Since we are a technology and software provider, understanding new technologies and emerging industry trends or experience in relevant technology is useful in understanding our research and development efforts, competing technologies, the various products and processes that we develop, the market segments in which we compete, and evolving customer requirements.

•

Global Expertise. We are a global organization with employees and customers in many countries. Directors with global expertise can provide a useful business and cultural perspective regarding many significant aspects of our business.

•

Leadership Experience. Directors who have served in senior leadership positions, as a general manager of a business, or the functional leader of a global sales, marketing or product development organization, are important to us, because they bring experience and perspective in analyzing, shaping, and overseeing the execution of important strategic, operational and policy issues at a senior level.

•

Public Company Board Experience. Directors who have served on other public company boards can offer advice and insights with regard to the dynamics and operation of a board of directors; the relations of a board to the chief executive officer and other management personnel; the importance of particular agenda and oversight matters; and oversight of a changing mix of strategic, operational, and compliance-related matters.

•

Business Combinations and Partnerships Experience. Directors who have a background in M&A and partnership transactions can provide insight into developing and implementing strategies for growing our business through combination with other organizations.

•

Financial Expertise. Knowledge of financial markets, financing operations, and accounting and financial reporting processes is important because it assists our directors in understanding, advising, and overseeing Symantec’s capital structure, financing and investing activities, financial reporting, and internal control of such activities.

•

Diversity. In addition to a diverse portfolio of professional background, experiences, knowledge and skills, the composition of the Board should reflect the benefits of diversity as to gender, race, and ethnic background.

The information provided under “Director Qualifications” below each of the brief biographical descriptions set forth under “Our Board of Directors” below includes the key individual attributes, experience and skills of each of our directors that led to the conclusion that each director should serve as a member of the board of directors at this time.

Our Board of Directors

Our Board currently consists of nine directors, each of whom is nominated and standing for election at our 2014 Annual Meeting of Stockholders (the “Annual Meeting”). Each director is elected to serve a one-year term, with all directors subject to annual election. The Board has nominated the following nominees listed below to serve as directors for the term beginning at the Annual Meeting. The names of each nominee for director, their ages as of July 1, 2014, and other information about each nominee are shown below.

Nominee	Age	Principal Occupation	Director Since
Michael A. Brown	55	Interim President and Chief Executive Officer	2005
Frank E. Dangeard	56	Managing Partner, Harcourt	2007
Geraldine B. Laybourne	67	Chairman of the Board, Defy Media, LLC	2008
David L. Mahoney	60	Director	2003
Robert S. Miller	72	Chairman of the Board, American International Group	1994
Anita M. Sands	38	Director	2013
Daniel H. Schulman	56	Group President- Enterprise Growth, American Express	2000
V. Paul Unruh	65	Director	2005
Suzanne M. Vautrinot	54	President, Kilovolt Consulting Inc.	2013

Mr. Brown has served as our interim President and Chief Executive Officer since March 2014 and as a member of our Board since July 2005, following the acquisition of Veritas. Mr. Brown had served on the Veritas board of directors since 2003. Mr. Brown previously served as Chairman of Line 6, Inc., a provider of musical instruments, amplifiers and audio gear that incorporate digital signal processing, from October 2005 to January 2014. From 1984 until September 2002, Mr. Brown held various senior management positions at Quantum Corporation, a leader in computer storage products, and most recently as Chief Executive Officer from 1995 to 2002 and Chairman of the Board from 1998 to 2003. Mr. Brown is a member of the board of directors of Quantum Corporation. He has previously served as a director of a variety of public companies, including Digital Impact, Maxtor Corporation and Nektar Therapeutics. Mr. Brown holds a master’s of business administration from Stanford Business School and a bachelor’s degree from Harvard University.

Director Qualifications:

•

Industry and Technology Experience – former Chief Executive Officer and Chairman of Quantum Corporation; current member of the board of directors of Quantum Corporation; former member of the board of directors of Equal Logic and Digital Impact.

•	Leadership Experience – former Chairman of Line 6, Inc. and former Chief Executive Officer and Chairman of Quantum Corporation.

•	Public Company Board Experience – served as Chairman of Quantum Corporation and as a board member of Nektar Therapeutics, Maxtor Corporation and Digital Impact.

•	Business Combinations and Partnerships Experience – former Chief Executive Officer of Quantum and former Chairman of Line 6.

•	Financial Experiences – former Chief Executive Officer of Quantum; former Chairman of Line 6 and Equal Logic; and served on the Audit Committee of Digital Impact and Line 6.

Mr. Dangeard has served as a member of our Board since January 2007. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson S.A., a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy CEO of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and Vice Chairman in 2000. Prior to joining Thomson, Mr. Dangeard was Managing Director of SG Warburg & Co. Ltd. from 1989 to 1997, and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell LLP, in New York and London. Mr. Dangeard also serves on the boards of Atari, Telenor, RPX Corporation and three private companies. Mr. Dangeard has previously served as a director of a variety of companies, including Moser Baer, SonaeCom SGPS, Thomson S.A. and Electricité de France S.A. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and from Harvard Law School.

Director Qualifications:

•	Industry and Technology Experience – former Chairman and Chief Executive Officer of Thomson S.A. and former Deputy CEO of France Telecom

•

Global Experience – Member of the board of directors of Telenor (Norway), former Chairman and Chief Executive Officer of Thomson S.A. (France); former Deputy CEO of France Telecom (France); former member of the board of directors of SonaeCom (Portugal) and MoserBaer (India).

•

Leadership Experience – Managing Partner of Harcourt, Chairman of Atari, former Chairman and Chief Executive Officer of Thomson S.A., Deputy CEO of France Telecom, Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd.

•

Public Company Board Experience – current member of the board of directors of Telenor, Atari and RPX; and former member of the board of directors of Electricite de France S.A., Thomson S.A., Moser Baer and SonaeCom SGPS.

•	Business Combinations and Partnerships Experience – Chairman of SG Warburg France and lawyer at Sullivan & Cromwell LLP

•

Financial Experiences – Chairman of the Audit Committee of Atari, former Chairman and Chief Executive Officer of Thomson, former Deputy CEO of France Telecom, former Chairman of the Audit Committee of Electricite de France, and former member of the Audit Committee of Moser Baer.

Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of the Board of Defy Media, LLC, a media company, since November 2010 and Kandu, a children’s software company, since April 2013. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007 when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, Ms. Laybourne was President of Disney/ABC Cable Networks where she was responsible for overseeing cable programming for the Walt Disney Company and ABC. Ms. Laybourne is also a member of the board of directors of a private company in addition to Defy Media and Kandu. She earned a bachelor of arts degree in art history from Vassar College and a master of science degree in elementary education from the University of Pennsylvania.

Director Qualifications:

•

Leadership Experience – Chairman of Defy Media, Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC, President of Disney/ABC Cable Networks, President of Nickelodeon and Vice Chairman of MTV Networks.

•	Public Company Board Experiences – former board member of J.C. Penney Company, Inc., Electronic Arts, Inc. and Move, Inc.

•	Business Combinations and Partnerships Experience – Founder, former Chairman and Chief Executive Officer of Oxygen Media LLC until it was acquired by NBC Universal.

Mr. Mahoney has served as a member of our Board since April 2003. Mr. Mahoney previously served as co-Chief Executive Officer of McKesson HBOC, Inc., a healthcare services company, and as Chief Executive Officer of iMcKesson LLC, also a healthcare services company, from July 1999 to February 2001. Mr. Mahoney is a member of the board of directors of Adamas Pharmaceuticals, Corcept Therapeutics Incorporated, and two non-profit organizations as well as a trustee of the Schwab/Laudus fund family. He has previously served as a director of a variety of companies, including Tercica Incorporated. Mr. Mahoney has a bachelor’s degree from Princeton University and a master’s of business administration from Harvard Business School.

Director Qualifications:

•

Industry and Technology Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Leadership Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Public Company Experience – serves on the board Corcept Therapeutics and as Lead Director at Adamas Pharmaceuticals; and served on the board of Tercica Incorporated.

•

Business Combinations and Partnerships Experience – Co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•

Financial Experiences – former roles at McKesson HBOC, serves on the Audit Committee of Corcept Therapeutics, the Investment Committee of the Schwab/Laudus fund family and served on the Audit Committee of Tercica Incorporated.

Mr. Miller has served as a member of our Board since September 1994. Mr. Miller is the Chairman of the Board of American International Group (AIG), an insurance and financial services organization, and MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. Mr. Miller served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, from February 2012 to February 2013. Mr. Miller served as Executive Chairman of Delphi Corporation, an auto parts supplier from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012; Delphi Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under the USBC in October 2005; and Federal Mogul Corporation and Bethlehem Steel Corporation and certain of their subsidiaries, filed voluntary petitions for reorganization under the USBC in October 2001. Mr. Miller is also a member of the board of directors of two private companies in addition to AIG and MidOcean Partners. In addition to his executive roles, Mr. Miller has previously served as a director of a variety of companies, including UAL Corporation, Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc. Mr. Miller earned a degree in economics from Stanford University, a law degree from Harvard Law School and a master’s of business administration, majoring in finance from Stanford Business School.

Director Qualifications:

•	Global Experience – Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chief Executive Officer of Delphi Corporation and former Vice Chairman of Chrysler Corporation.

•

Leadership Experience – Chairman of AIG and Mid Ocean Partners; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chairman and Chief Executive Officer of Delphi Corporation; former Chairman and Chief Executive Officer of Federal Mogul Corporation; and former Chairman and Chief Executive Officer of Bethlehem Steel Corporation.

•	Public Company Board Experience – serves on the board of AIG; served on the boards of s of UAL Corporation, Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc.

•

Business Combinations and Partnerships Experience – former Chief Executive Officer of Hawker Beechcraft, Inc., Delphi Corporation and Federal Mogul Corporation; and former Vice Chairman of Chrysler Corporation.

•

Financial Experiences – serves on the Audit Committee of AIG; former Chief Financial Officer of Chrysler Corporation; and served on the Audit Committees of UAL Corporation, Reynolds American, Waste Management, U.S. Bancorp, Federal Mogul Corporation and Pope & Talbot.

Ms. Sands has served as a member of our Board since October 2013. Ms. Sands has served as Group Managing Director, Head of Change Leadership and a member of the Wealth Management Americas Executive Committee of UBS Financial Services, a global financial services firm, from April 2012 to September 2013. She was Group Managing Director and Chief Operating Officer of Wealth Management Americas at UBS Financial Services from April 2010 to April 2012. Prior to that, Ms. Sands was a Transformation Consultant at UBS Financial Services from October 2009 to April 2010. Prior to joining UBS Financial Services, Ms. Sands was Managing Director, Head of Transformation Management at Citigroup’s Global Operations and Technology organization. Ms. Sands also held several leadership positions with RBC Financial Group and CIBC. Ms. Sands is on the board of directors of ServiceNow, Inc. and a non-profit organization. She received a bachelor’s degree in physics and applied mathematics from The Queen’s University of Belfast, Northern Ireland, a doctorate in atomic and molecular physics from The Queen’s University of Belfast, Northern Ireland and a master’s degree of science in public policy and management from Carnegie Mellon University.

Director Qualifications:

•	Industry and Technology Experience – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

•	Global Experience – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

•	Leadership Experience – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

•	Public Company Board Experience – serves on the board of ServiceNow, Inc.

•	Financial Experiences – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

Mr. Schulman has served as a member of our Board since March 2000. Mr. Schulman has served as Group President, Enterprise Group of American Express, a financial products and travel-related services provider, since August 2010. Mr. Schulman was President, Prepaid Group of Sprint Nextel Corporation, a cellular phone service provider, from November 2009 until August 2010, when Sprint Nextel acquired Virgin Mobile USA, a cellular phone service provider. Mr. Schulman served as Chief Executive Officer of Virgin Mobile USA from September 2001 to November 2009, and a member of the board of directors of Virgin Mobile USA from October 2001 to November 2009. From May 2000 until May 2001, Mr. Schulman was President and Chief Executive Officer of priceline.com Incorporated, an online travel company, after serving as President and Chief Operating Officer from July 1999. He is a member of the board of directors of Flextronics International Ltd. and a non-profit organization. He received a bachelor’s degree in economics from Middlebury College, and a master’s degree in business administration, majoring in Finance, from New York University.

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

•	Public Company Board Experience – serves on the board of Flextronics International Ltd and served on the board of Virgin Mobile USA.

•	Business Combinations and Partnerships Experience – former Chief Executive Officer of Virgin Mobile USA.

•

Financial Experiences – Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

Mr. Unruh has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Unruh had served on Veritas’ board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in June 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller, and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the board of directors of Move, Inc., Heidrick & Struggles International, Inc., URS Corporation, and three private companies. Mr. Unruh is a certified public accountant.

Director Qualifications:

•	Global Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Leadership Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience – serves on the boards of Move, Inc., Heidrick & Struggles International Inc., and URS Corporation

•	Business Combinations and Partnerships Experience – former board member of Veritas Corporation.

•

Financial Experiences – a certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; and serves on the Audit Committees of Move, Inc. and Heidrick & Struggles International, Inc.

Ms. Vautrinot has served as a member of our Board since October 2013. Ms. Vautrinot retired from the United States Air Force in October 2013 after over 30 years of service. During her career with the United States Air Force, she served in a number of leadership positions including Major General and Commander, 24th Air Force/Network Operations from April 2011 to October 2013; Special Assistant to the Vice Chief of Staff from December 2010 to April 2011; Director of Plans and Policy, U.S. Cyber Command from May 2010 to December 2010 and Deputy Commander, Network Warfare, U.S. Strategic Command, from June 2008 and May 2010. Ms. Vautrinot is a member of the board of directors of Ecolab, Inc. and a non-profit organization. She received a bachelor of science degree from the U.S. Air Force Academy, a master’s degree in systems management from University of Southern California, graduated from the Air Command and Staff College and Air War College, and was a National Security Fellow at Harvard University.

Director Qualifications:

•	Industry and Technology Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Global Experience – Major General and Commander (retired) and various leadership positions of United States Air Force

•	Leadership Experience – Major General and Commander (retired) and various leadership positions of United States Air Force

•	Public Company Board Experience – serves on the board of Ecolab, Inc.

Summary of Director Qualifications and Experience

	Brown	Dangeard	Laybourne	Mahoney	Miller	Sands	Schulman	Unruh	Vautrinot
Industry and Technology Expertise	✓	✓		✓		✓	✓	✓	✓
Global Expertise		✓			✓	✓		✓	✓
Leadership Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Business Combinations and Partnerships Experience	✓	✓	✓	✓	✓		✓	✓
Financial Expertise	✓	✓		✓	✓	✓	✓	✓
Diversity			✓			✓			✓

Our Executive Officers

The names of our current executive officers, their ages as of July 1, 2014, and their positions are shown below.

Name	Age	Position
Michael A. Brown	55	Interim President and Chief Executive Officer
Amy L. Cappellanti-Wolf	49	Senior Vice President and Chief Human Resources Officer
Mark S. Garfield	43	Senior Vice President and Chief Accounting Officer
Stephen E. Gillett	38	Executive Vice President and Chief Operating Officer
Francis C. Rosch	50	Executive Vice President, Norton Business Unit
Thomas J. Seifert	50	Executive Vice President and Chief Financial Officer
Scott C. Taylor	50	Executive Vice President, General Counsel and Secretary

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.

For information regarding Mr. Brown, please refer to “Our Board of Directors” above.

Ms. Cappellanti-Wolf has served as our Senior Vice President and Chief Human Resources Officer since July 2014. Prior to joining us, she was Chief Human Resources Officer at Silver Spring Networks, Inc., a smart grid products provider, from June 2009 to July 2014. From September 2001 to June 2009, Ms. Cappellanti-Wolf served as Vice President, Human Resources of Cisco Systems, Inc., a networking company. From 2000 to 2001, she served as a Human Resources Director at Sun Microsystems, Inc. Ms. Cappellanti-Wolf served as Human Resources Director for The Walt Disney Company from 1995 to 2000 and held various roles in human resources with Frito-Lay, Inc., a division of PepsiCo, Inc., from 1988 to 1995. She has a bachelor’s degree in Journalism from West Virginia University and a master’s degree in Industrial and Labor Relations from West Virginia University.

Mr. Garfield has served as our Senior Vice President and Chief Accounting Officer since March 2014. Prior to joining us, he was Senior Vice President and Chief Accounting Officer of Brightstar Corporation, a wireless distribution and services company, from February 2013 to March 2014, and as Vice President of Finance from January 2013 to February 2013. Mr. Garfield was Director of Finance at Advanced Micro Devices, a semiconductor company, from August 2010 to December 2012. From August 2001 to August 2010, Mr. Garfield served as Audit Senior Manager and Vice Director of Ernst & Young. Mr. Garfield has a bachelor’s degree in business economics from University of California at Santa Barbara.

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

Mr. Rosch has served as our Executive Vice President, Norton Business Unit since June 2014. From February 2013 to June 2014, Mr. Rosch served as our Senior Vice President, Mobility and as Vice President, Trust Services and SSL from August 2010 to January 2013. Prior to joining Symantec, Mr. Rosch held various leadership positions at Verisign, Inc., an Internet infrastructure services company, from August 1998 to August 2010, including most recently as Senior Vice President, Authentication Services. He has a bachelor’s degree in industrial engineering from Lehigh University.

Mr. Seifert has served as our Executive Vice President and Chief Financial Officer since March 2014. Prior to joining us, he was Executive Vice President and Chief Financial Officer of Brightstar Corporation, a wireless distribution and services company, from December 2012 to March 2014. From October 2009 to August 2012, Mr. Seifert was Senior Vice President and Chief Financial Officer at Advanced Micro Devices, Inc., a semiconductor company. From October 2008 to August 2009, he served as Chief Operating Officer and Chief Financial Officer of Qimonda AG, a German memory chip manufacturer, and as Chief Operating Officer from June 2004 to October 2008. He also held executive positions at Infineon AG, White Oak Semiconductor, and Altis Semiconductor. Mr. Seifert has a bachelor’s degree and a master’s degree in business administration from Friedrich Alexander University and a master’s degree in mathematics and economics from Wayne State University.

Mr. Taylor has served as our Executive Vice President, General Counsel and Secretary since August 2008. From February 2007 to August 2008, Mr. Taylor served as our Vice President, Legal. Prior to joining Symantec, Mr. Taylor held various legal and administrative positions at Phoenix Technologies Ltd., a provider of core systems software, from January 2002 to February 2007, including most recently as Chief Administrative Officer, Senior Vice President and General Counsel. From May 2000 to September 2001, he was Vice President and General Counsel at Narus, Inc., a venture-backed private company that designs IP network management software. Mr. Taylor is a member of the board of directors of Piper Jaffray Companies. He holds a juris doctorate from George Washington University, and a bachelor’s degree from Stanford University.

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

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal year 2014, except that one Form 4 reflecting a grant of restricted stock units to Mark S. Garfield and one Form 4 reflecting vesting of shares under a performance-based restricted stock unit grant for each of Stephen E. Gillett and Scott C. Taylor were filed late.

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

Members:	Frank E. Dangeard Robert S. Miller Anita M. Sands V. Paul Unruh (Chair) Suzanne M. Vautrinot

Financial Experts:	Our Board has unanimously determined that all Audit Committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that V. Paul Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations. Mr. Unruh is independent as defined by current NASDAQ listing standards for Audit Committee membership. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated.

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis describes the material elements of Symantec’s executive compensation program for fiscal 2014. For fiscal 2014, our named executive officers (“NEOs”) include the following current officers:

•	Michael A. Brown, interim President and Chief Executive Officer

•	Thomas J. Seifert, Executive Vice President and Chief Financial Officer

•	Stephen E. Gillett, Executive Vice President and Chief Operating Officer

•	Scott C. Taylor, Executive Vice President, General Counsel and Corporate Secretary

Our NEOs also include, pursuant to applicable SEC rules, the following former executive officers:

•	Stephen M. Bennett, former President and Chief Executive Officer

•	James A. Beer, former Executive Vice President and Chief Financial Officer

•	Francis A. deSouza, former President, Products and Services

•	Andrew H. Del Matto, former acting Chief Financial Officer and Chief Accounting Officer

•	Donald J. Rath, former interim Chief Financial Officer, interim Chief Accounting Officer and current Vice President, Tax

Our Compensation Philosophy and Practices

The overriding principle driving our compensation programs continues to be our belief that it benefits our employees, customers, partners and stockholders to have management’s compensation tied to our current and long-term performance. The following factors demonstrate our continued commitment to pay-for-performance and to corporate governance best practices:

•

We reward performance that meets our performance goals. Our compensation plans do not have guaranteed payout levels, and our named executive officers do not receive any payouts under performance-based cash or equity awards if the goals are not met. For example, for fiscal 2014, none of our named executive officers received a payout under our FY14 Executive Annual Incentive Plans because we did not meet the threshold level of performance. Our compensation plans are also capped to discourage excessive or inappropriate risk taking by our executive officers.

•

We continue to grant performance-based restricted stock units (“PRUs”) to our named executive officers as a regular part of our annual executive compensation program. We do not award any stock options to our executives.

•

The long-term equity incentive component of our former CEO’s compensation package for fiscal 2014 was composed exclusively of performance-contingent stock units (“PCSUs”), which derive their value on the basis of increases in our stock price.

•	We ensure that our various incentive plans use multiple measures that correlate to stockholder value, such that no single metric becomes overly emphasized in determining payouts.

•

Our peer group consists primarily of businesses with a focus on software development or software and engineering-driven companies that compete with us for talent. Our peer group companies are comparable to us in terms of complexity, global reach, revenue and market capitalization.

•

We have long-standing stock ownership guidelines for our named executive officers, requiring them to hold a minimum value in shares so that they have an even greater financial stake in our company, thereby further aligning the interests of our executive officers with those of our stockholders. We also prohibit the sale of any shares (except to meet tax withholding obligations) if doing so would cause them to fall below the required ownership levels.

•	We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code.

•	We limit any potential cash severance payments to under 3x our executive officers’ total target cash compensation.

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

•	Our equity incentive plan prohibits the repricing or exchange of equity awards without stockholder approval.

•	We seek stockholder feedback on our executive compensation through an annual advisory vote and ongoing stockholder engagement.

Summary of Compensation Matters During Fiscal 2014

Business Changes and Performance in Fiscal 2014

In fiscal 2014 we implemented a number of operational changes to improve long-term performance and growth for Symantec:

•	We simplified our organizational structure to reduce complexity, remove redundancies, increase the speed of decision making and improve accountability.

•

We redesigned our sales coverage model by: (i) splitting our direct field sales team into security and information management specialists; (ii) building a dedicated renewals team to focus on extending and broadening our customer relationships; and (iii) redesigning our global channel strategy to focus on building partner competency, rewarding performance and customer satisfaction.

•

We changed our product offerings by making our point solutions better, and designed new integrated solutions and expanded our offerings by entering into key partnerships to offer solutions that provide multi-tier protection.

In fiscal 2014, we also experienced significant departures of several of our senior executives, including the following:

•	Stephen M. Bennett, our former President and Chief Executive Officer, was terminated by the Board on March 19, 2014;

•	James A. Beer, our former Executive Vice President and Chief Financial Officer resigned effective October 8, 2013;

•	Andrew H. Del Matto, who served as our former acting Chief Financial Officer and Chief Accounting Officer following Mr. Beer’s departure, resigned effective December 31, 2013; and

•	Francis A. deSouza, our former President, Products and Services resigned effective November 11, 2013.

In addition to the changes noted above, Donald J. Rath, our current Vice President, Tax, served as our interim Chief Financial Officer and interim Chief Accounting Officer while we searched for a permanent Chief Financial Officer and Chief Accounting Officer from January 1, 2014 to March 17, 2014.

Despite these changes, we have recruited and are retaining a number of talented executives, and continue operating with a strong team of business and technology leaders, including:

•

Thomas J. Seifert, our Executive Vice President and Chief Financial Officer who joined us on March 17, 2014, brings a wealth of operational and finance experience from a number of global technology companies;

•	Stephen E. Gillett, our Executive Vice President and Chief Operating Officer, has been key in implementing our operational changes;

•	Scott C. Taylor, our Executive Vice President, General Counsel and Corporate Secretary, has been a strong leader and business partner throughout Symantec’s transformation; and

•

We added several new technology executives, who bring valuable skills in holistic information protection product design, integrated IT implementation, cloud infrastructure, eCommerce, and global sales, operations and customer experience.

Michael A. Brown, our interim President and Chief Executive Officer, has been instrumental in maintaining continuity and improving the company’s performance as the Board actively searches for a permanent President and Chief Executive Officer. The Board has retained Russell Reynolds (an executive search firm) to assist them in the search for a permanent chief executive officer who, among other things, understands the technology landscape, has expertise in growing a multi-product business at scale, and has a strong record of collaborative leadership.

We also implemented a capital allocation strategy through which we strengthened our commitment to return excess capital to our stockholders using a combination of quarterly cash dividend payments and share repurchases totaling $918 million, which represented approximately 90% of our free cash flow during fiscal 2014. We returned a total of $418 million in cash dividends and spent $500 million to repurchase 21 million shares during fiscal 2014.

In fiscal 2014, Symantec delivered revenue of $6.7 billion, a year-over-year decline of 3%. We attribute this decline to the significant operational changes we implemented in fiscal 2014, including changes to our go-to-market coverage model. Our non-GAAP net income increased by 8% and non-GAAP diluted earnings per share increased 9% year over year.

Financial and Compensation Metrics, Performance Achievement and Incentive Plan Earnings

During fiscal 2014, we used three core financial operating metrics as well as total shareholder returns (“TSR”) relative to the S&P 500 to assess company performance and determine incentive compensation amounts earned by our officers. The operating metrics used in our executive compensation programs are: non-GAAP operating income, revenue and non-GAAP earnings per share (“EPS”). These metrics were selected because we believe they are strongly correlated to enterprise value for companies in our sector and support the appropriate behaviors for our leadership team to drive company performance. For a significant portion of the long-term equity incentive compensation component of our regular annual executive compensation program, we also used two other metrics that more directly align the interests of our executive officers to those of our stockholders: our stock price and TSR ranking for our company as compared to the S&P 500. In addition, individual performance was a factor in the potential annual incentive awards of our named executive officers, other than our former CEO, under our Executive Annual Incentive Plan.

As noted above, our fiscal 2014 financial performance was below our expected levels. For our incentive plans, performance and resulting earning levels are as follows:

Incentive Plan		Fiscal 2014 Performance		Incentive Award Outcome
FY14 Executive Annual Incentive Plan	•	Our non-GAAP operating income(1) was below our threshold level of performance for fiscal 2014	•	Zero funding and no payouts for our executive officers
			•	We believe this demonstrates our commitment to paying for performance

Fiscal 2014 PRU Grants	•	Our non-GAAP EPS(1) was 99% of our targeted performance level of $1.89 for the full fiscal year	•	98% of the targeted number of shares are eligible to be earned, subject to modification on final shares earned based on Symantec’s 2- and 3-year relative TSR versus the S&P 500

Fiscal 2014 PCSU Grant (former CEO only)	•	At no point did our 60-day average stock price achieve the minimum earning threshold level of $26.79	•	No shares vested based on performance due to our not achieving the minimum performance hurdle

(1)	Consistent with the presentation in our quarterly earnings releases and supplemental materials, under our executive compensation programs, we define (i) non-GAAP operating income as gross profits less operating expenses before interest and taxes, adjusted to exclude stock-based compensation expense, restructuring and transition charges, charges related to the amortization of intangible assets, and the related tax impact of these adjustments; and (ii) non-GAAP EPS as diluted net income per share as adjusted to exclude the items described above, as well as non-cash interest expense, value-added tax refunds a tax from the China tax bureau, certain other tax benefits, and the related tax impact of these adjustments.

NEO Compensation

Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy. The following are some important elements of our named executive officers’ compensation for fiscal 2014:

•

Majority of pay mix at risk. For fiscal 2014, approximately 91% of our former CEO’s target total direct compensation was at risk and approximately 84% of the target total direct compensation for our other named executive officers (other than our interim CEO, CFO, former acting CFO and former interim CFO), on average, was at risk.

•

Long-term incentive compensation linked exclusively to share price for former CEO. For fiscal 2014, the long-term incentive compensation component of our former CEO’s compensation package was comprised exclusively of a PCSU grant that was directly tied to increasing our stock price, and thus was designed to reward our CEO for providing tangible value to our stockholders.

•

Short-term incentive compensation linked exclusively to Company financial results. Our executive annual incentive bonus was structured to emphasize performance. Under the FY14 Executive Annual Incentive Plans, the named executive officers were eligible to receive performance-based incentive bonuses based on our company’s achievement of targeted non-GAAP operating income for fiscal 2014, as modified by our company’s achievement of targeted revenue during fiscal 2014.

•

Long-term incentive compensation is 100% equity-based. We discontinued using a long-term cash incentive award as a component of our long-term executive compensation program. For fiscal 2014, the long-term compensation component of our named executive officers’ compensation packages consisted entirely of long-term equity incentive awards.

•

Peer group aligned with competitors for talent and similar business models. Based in part on feedback obtained from our ongoing engagement with stockholders and their advisers, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) adjusted our peer group to include companies that are more similar to us in terms of complexity, global reach and revenue and market capitalization. They primarily selected businesses with a focus on software development or software and engineering-driven companies that compete with us for executive and broader talent.

•

Performance measures are non-duplicative. We eliminated the duplication of the non-GAAP EPS metric in both the cash annual incentive plan and the PRU equity incentive plan. In fiscal 2014, the cash annual incentive plan metric was non-GAAP operating income, which we believe our executives have a more direct ability to affect.

•

Increased stock ownership guidelines. To enhance the alignment between our executive officers and stockholder interests, in July 2013 we increased the level of our stock ownership guidelines for our Chief Operating Officer and President, Products and Services so that they have a minimum holding requirement of 3x their base salaries.

•

Severance of former CEO per employment and equity agreements. As stated above, our former CEO was terminated effective March 19, 2014. In accordance with his employment agreement, he received a cash severance payment equal to 1.5 times his annual base salary and target bonus, an acceleration of restricted stock units (“RSUs”) and reimbursement of COBRA premiums for eighteen months. He also received acceleration of PCSUs and PRUs in accordance with the terms in his PCSU agreement and PRU agreement, respectively.

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

We have received approximately 98%, 97% and 97% of the votes cast on the advisory vote in favor of our executive compensation in fiscal 2011, fiscal 2012 and fiscal 2013, respectively. The Board and the Compensation Committee considered these favorable outcomes and believe they convey our stockholders’ support of our existing executive compensation philosophy and programs; therefore, these outcomes did not have a material impact on executive compensation decisions and policies for fiscal 2014. Nonetheless, as noted above, the Compensation Committee introduced a few changes to the structure of our executive compensation programs for fiscal 2014 based on feedback received from a majority of our top 100 investors and their advisers. The Compensation Committee adjusted our peer group as described further on page 16. The Compensation Committee also changed the metrics for our cash annual incentive plans for fiscal 2014 so that the same metrics are not used for our all of our performance-based compensation, including PRU awards, as described starting on page 19.

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

As part of its engagement in fiscal 2014, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our director and executive compensation programs, the design of awards under and proposed performance metrics and ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $203,500 for executive compensation services in fiscal 2014. In addition, with the Compensation Committee’s approval, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $2.057 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

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

Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for our named executive officers emphasizes variable pay in the form of short-term cash and long-term equity awards. For cash awards, short-term results are measured by non-GAAP operating income, annual revenue and, for all our named executive officers other than our CEO, individual performance. A significant portion of equity grants for our named executive officers other than our CEO are directly performance based, with base-level grants set by performance versus non-GAAP EPS targets, modified over an extended term by the achievement of the total stockholder return ranking for our company as compared to the S&P 500. The value of the remainder equity grants to our named executive officers other than our CEO is determined by performance as reflected in our absolute company share price.

A Total Rewards Approach: Elements of the total rewards offered to our executive officers include base salary, short- and long-term incentives including equity awards, health benefits, a deferred compensation program and a consistent focus on individual professional growth and opportunities for new challenges.

Appropriate Market Positioning: Our general pay positioning strategy is to target the levels of base salary, annual short-term cash incentive structure and long-term equity incentive opportunities and benefits for our named executive officers with reference to the relevant market data for each position. The Compensation Committee may set the actual components for an individual named executive officer above or below the positioning benchmark based on factors such as experience, performance achieved, specific skills or competencies, the desired pay mix (e.g., emphasizing short- or long-term results), and our budget.

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that the Compensation Committee, based on the advice of Mercer, believes represent Symantec’s competition in the broader talent market. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data, which we obtain from the Radford Global Technology Survey and Radford Global Sales Survey, provides compensation information on a broader group of executives and from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

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

The Compensation Committee reviews our peer group on an annual basis, with input from Mercer, and the group may be adjusted from time to time based on, among other inputs, a comparison of revenues, market capitalization, industry and peer group performance. Our Compensation Committee adjusted our peer group for fiscal 2014 based in part on feedback obtained from a majority of our top 100 investors and their advisers, as well as input from Mercer, and after taking into consideration what is appropriate for our company, stockholders and management team,. The following criteria were used to select our updated peer group:

•	Businesses with an intense software development focus

•	Similar breadth of complexity and global reach as Symantec

•	Annual revenue of $1.5 billion—$20.0 billion

•	Market capitalization of $4.0 billion—$61.0 billion

•	Software and engineering-driven companies in the Silicon Valley or elsewhere with which we compete for executive and broader talent

Based on the new selection criteria discussed above, the following companies were removed from our peer group because they no longer fit the revenue, market cap size or industry selection criteria: Analog Devices, Inc., Apple Inc., Harris Corporation, Juniper Networks, Inc., Lexmark International, Inc., Oracle Corporation, Qualcomm Incorporated and Seagate Technology Pty.

Additionally, the following ten companies were added to our peer group because they fit the new selection criteria: Activision Blizzard, Inc., Autodesk, Inc., BMC Software, Inc., Citrix Systems, Inc., eBay Inc., Intuit Inc., Nuance Communications, Inc., salesforce.com, inc., Synopsys, Inc. and VMWare, Inc.

The Compensation Committee has used the below peer group in setting the compensation for our named executive officers, except for our current interim CEO, for fiscal 2014:

Fiscal 2014 Symantec Peer Group
Activision Blizzard, Inc.	eBay Inc.	Nuance Communications, Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	salesforce.com, inc.
Autodesk, Inc.	EMC Corporation	Synopsys, Inc.
BMC Software, Inc.	Intuit Inc.	VMware, Inc.
CA, Inc.	NetApp, Inc.	Yahoo! Inc.
Citrix Systems, Inc.

The Compensation Committee uses these peer companies for comparative purposes, as discussed above. In fiscal 2014, compensation for individual executive officers was not dependent on how we performed relative to these peers with respect to particular financial metrics. Further information regarding the financial results and performance of any of the peer companies may be found in periodic reports those companies file with the SEC.

Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured with a large portion of their total direct compensation paid based on the performance of our company and the individual. In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, individual performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and our other named executive officers (including base salary, target annual bonus, and the value of vested and unvested equity awards actually or potentially issued).

The percentage of an executive officer’s compensation opportunity that is “at-risk,” or variable instead of fixed, is based primarily on the officer’s level of influence at Symantec. Executive officers generally have a greater portion of their pay at risk through short- and long-term incentive programs than the rest of our employee population because of their relatively greater responsibility and ability to influence our company’s performance. Typically, a materially higher proportion of the CEO’s compensation opportunity is at-risk relative to our other named executive officers because the nature of his role and ability to influence our company’s performance. As illustrated by the following charts, for fiscal 2014, approximately 91% of our former CEO’s target total direct compensation (sum of base salary, target annual incentive and grant date fair value of equity award) was at-risk, and on average approximately 84% of our other named executive officers’ (excluding our former CEO, current interim CEO, CFO, former acting CFO and former interim CFO) compensation opportunity was at-risk compensation.

Form and Mix of Long-Term Equity Incentive Compensation: The long-term equity incentive compensation component of our regular annual executive compensation program consists of PRUs and RSUs for all of our named executive officers, except for our CEO. Our former CEO’s long-term equity incentive compensation for 2014 consisted of PCSUs only, and our current interim CEO did not receive any long-term equity incentive compensation for fiscal 2014. We allocated all of the value of our former CEO’s target total long-term equity incentive award in the form of PCSUs, as depicted in the chart above. We believed these allocations would strike the appropriate balance between performance and retention for long-term equity incentive awards. We no longer offer stock options as a regular part of our annual executive compensation program and we may further adjust the mix and forms of equity award we offer to our named executive officers, including the CEO, in the future.

For fiscal 2014, our former CEO received approximately 77% of the value of his target total direct compensation in the form of PCSUs. Other named executive officers (excluding our former CEO, current interim CEO, CFO, former acting CFO and former interim CFO), received on average, approximately 38% of the target value of their equity compensation in the form of PRUs and 30% in RSUs.

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

COMPENSATION COMPONENTS

The major components of compensation for our named executive officers during fiscal 2014 were: (i) base salary, (ii) short-term cash incentive awards, and (iii) long-term equity incentive awards.

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

In connection with the appointment of our current interim Chief Executive Officer in March 2014, the independent members of the Board negotiated an employment arrangement with him that provides for a base salary of $100,000 per month for as long as he serves as interim Chief Executive Officer. In negotiating and setting his base salary, the Board considered the nature and importance of his responsibilities to maintain and improve the performance of our company as we search for a permanent Chief Executive Officer, as well as the expected time horizon for the CEO search. The Board also took into consideration his talents, leadership experience and track record as a CEO. The independent members of the Board did not benchmark other companies’ pay practices in similar situations, but did determine that this arrangement was fair and reasonable in view of their qualitative assessment of Mr. Brown’s expected contributions in his role, our business needs and the potential costs and benefits.

The Compensation Committee used a different approach to determine Mr. Seifert’s annual base salary. In his case, the Compensation Committee targeted the level of his annual base salary with reference to his annual base salary with his then-current employer.

Base salaries for Messrs. Gillett, Taylor, Bennett, Beer and deSouza remained the same from the previous year, as their annual base salaries were deemed effective in continuing to achieve the Compensation Committee’s goals for this component of executive compensation. Following Mr. Beer’s departure, Mr. Del Matto was appointed as our Acting Chief Financial Officer in October 2013 at which time he received a 7.3% increase in recognition of his increased responsibilities. The following table presents each named executive officer’s base salary for fiscal 2014 as compared to fiscal 2013:

Name of NEO	Change	FY14 Annual
	in Salary	Salary ($)		Description
Michael A. Brown	n/a	1,200,000	(1)	Mr. Brown was appointed interim President and Chief Executive Officer in March 2014 with a salary of $100,000 per month during his term as interim President and Chief Executive Officer.
Thomas J. Seifert	n/a	720,000	(2)	Mr. Seifert was hired as Executive Vice President and Chief Financial Officer in March 2014. His base salary is equal to the base salary he had with his former employer.
Stephen E. Gillett	—	875,000		Mr. Gillett did not receive a base salary increase in fiscal 2014. The Compensation Committee deems his salary as competitive and appropriate for his position.
Scott C. Taylor	—	420,000		Mr. Taylor did not receive a base salary increase in fiscal 2014. The Compensation Committee deems his salary as competitive and appropriate for his position.
Former Officers
Stephen M. Bennett	—	1,000,000		Mr. Bennett did not receive a base salary increase in fiscal 2014.
James A. Beer	—	700,000		Mr. Beer did not receive a base salary increase in fiscal 2014.
Francis A. deSouza	—	700,000		Mr. deSouza did not receive a base salary increase in fiscal 2014.
Andrew H. Del Matto	7.3%	365,000	(3)	Mr. Del Matto’s annual base salary for substantially all of his employment during fiscal 2014 was $340,000. He did not receive a salary increase for fiscal 2014 until he received a 7.3% increase in October 2013 in connection with his appointment as Acting Chief Financial Officer.
Donald J. Rath	4.8%	325,000		Mr. Rath received a 4.8% increase in base salary as part of his FY13 annual review process in his role as Vice President, Tax.

(1)

Mr. Brown received a prorated salary of $36,364 based on his period of employment as our interim President and Chief Executive Officer in fiscal 2014. During fiscal 2015, the independent members of the Board increased Mr. Brown’s salary to $200,000 per month, effective June 1, 2014, to reflect the increased effort and time commitment required of Mr. Brown.

(2)	Mr. Seifert received a prorated salary of $30,000 based on his period of employment as our Executive Vice President and Chief Financial Officer in fiscal 2014.
(3)

Mr. Del Matto received a salary of $259,167 in fiscal 2014. This amount reflects payments based on his original base salary of $340,000 for the first seven months of fiscal 2014 and his adjusted salary until his resignation in December 2013.

II.Executive Annual Incentive Plan

The Executive Annual Incentive Plans for our executive officers are adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2013. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentive plans that are designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To support collaboration within the senior leadership group, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee typically measures the achievement of named executive officers (other than our CEO) against individual performance targets as well.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using peer group and survey data and taking into account other factors, such as internal equity and competitive pressures affecting retention. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2014:

	FY14 Target	FY14 Target
	% of Base	($)
Michael A. Brown	n/a	n/a	(1)
Thomas J. Seifert	n/a	n/a	(1)
Stephen E. Gillett	125	1,093,750
Scott C. Taylor	65	273,000
Former Officers
Stephen M. Bennett	150	1,500,000
James A. Beer	100	700,000
Francis A. deSouza	125	875,000
Andrew H. Del Matto	60	211,066
Donald J. Rath	40	128,612

(1)	Messrs. Brown and Seifert did not participate in the Executive Annual Incentive Plans in fiscal 2014.

In general, the award opportunities for fiscal 2014 were determined based on the relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer.

At the time award opportunities are established, there is no assurance that the amount of the target awards will be realized. As explained below, each named executive officer must achieve threshold performance for each metric established in the named executive officer’s executive annual incentive plan to receive any payment for such metric. The payout under the Executive Annual Incentive Plan is also capped at different levels based on the relevant performance metric.

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

For fiscal 2014, the Executive Annual Incentive Plan was funded by two primary measures: non-GAAP operating income and revenue. The primary funding metric is non-GAAP operating income. This metric was selected as we believe it is a significant indicator of shareholder value creation, and improving profitability was a strategic focus in fiscal 2014. It is also a metric that can be measured at various sub-business unit levels within our company. Any funding generated by the non-GAAP operating income achievement would be modified up or down based upon revenue achievement versus goals. Revenue was used as a secondary modifier in fiscal 2014 because revenue growth was considered to be a secondary strategic priority as our business underwent its organization changes as noted in the Executive Summary above.

The determination of achievement of the non-GAAP operating income and revenue metrics is formulaic, while the individual performance metric is determined based on a qualitative evaluation of the individual’s performance against pre-established objectives with input from our CEO. In rating the individual’s performance, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers are made solely by the Compensation Committee. Although the Compensation Committee has the discretion to adjust awards as appropriate, it did not exercise such discretion for fiscal 2014.

For the non-GAAP operating income metric, for every 1% achievement above target the initial funding of the named executive officer’s target bonus opportunity increases by 10%; for every 1% underachievement below target the funding decreases by 6%; there is no funding if the achievement is below 95%; and the funding is capped at 200% of target for achievement at or above 110%. For the revenue modifier metric, for every 1% achievement above target the initial funding amount increases by 2.5%; for every 1% achievement under target the funding decreases by 10%; there is no funding if the achievement is below 95%; and the modifier percentage is capped at 10% for achievement at or above 104%. The actual individual payouts are further modified based on the individual performance factor generally in the range of 0-140% based on the performance achievement against pre-established goals for the fiscal year. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and the relative funding levels at each level under the FY14 Executive Annual Incentive Plans:

	Non-GAAP Operating Income (%)	Revenue Modifier (%)	Individual Performance Modifier (%)	Total Payout as a Percentage of Target (%)
Threshold	70	-40	35	14.7
Target	100	0	100	100
Maximum	200	10	140	308

We used the above performance metrics because:

•	Over time, we believe that non-GAAP operating income and revenue measures have strongly correlated with stockholder value creation for Symantec;

•	the non-GAAP operating income and revenue measures are transparent to investors and are included in our quarterly earnings releases and supplemental materials;

•	the non-GAAP operating income and revenue measures are designed to balance growth and profitability; and

•	the performance goals used for the individual performance component align with our operational and strategic objectives.

Non-GAAP operating income and revenue performance targets were established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets, and market expectations.

The individual award is determined based on an assessment of individual performance results and impact against both quantitative and qualitative expectations for the executive’s role.

An executive’s performance is evaluated based on both quantitative and qualitative results in the following area:

•	financial and operational goals for their area of responsibility and the entire company;

•	leadership qualities as well as functional competencies and knowledge for their area of responsibility; and

•	development and management of their team of employees.

Leadership skills are a common component to each of these objectives and are a significant factor in the assessment of individual performance. The executive’s willingness to contribute to cross-functional initiatives outside his or her primary area of responsibility, and the executive’s contribution to our company’s performance-based culture, are also extremely important aspects of the individual performance assessment.

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

Achievement of Fiscal Year 2014 Performance Metrics:

For fiscal 2014, our non-GAAP operating income target was $1,925 million and our revenue target was $6,949 million. The Compensation Committee determined that we achieved 93.9% of the non-GAAP operating income metric and 96.4% for the revenue metric. Since we did not meet the threshold level performance for the non-GAAP operating income metric (95.0% of target), the FY14 Executive Annual Incentive Plan for the named executive officers was not funded. For purposes of calculating achievement of these metrics, consistent with the presentation of non-GAAP operating income in our quarterly supplemental materials, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans. If we had achieved at least the threshold level of achievement for the non-GAAP operating income metric, the revenue modifier would have been (30%).

For fiscal 2014, the Compensation Committee did not evaluate achievement of the individual performance metrics for Messrs. Gillett, Taylor and Rath because the FY14 Executive Annual Incentive Plans pool was not funded as a result of our underperformance with respect to the non-GAAP operating income metric as described above. Also, as noted below, Messrs. Brown and Seifert did not participate in the Executive Annual Incentive Plans since Mr. Brown’s role is interim CEO and Mr. Seifert joined our company less than a month before our fiscal year end. Our named executive officers’ fiscal 2014 annual incentive payout level by performance metric, total payout as percentage of target opportunity and total payout amounts are provided in the table below:

	Non-GAAP Operating Income Funding	Revenue Modifier Funding	Individual Performance Modifier Funding	Payout Amount ($)
Michael A. Brown	n/a	n/a	n/a	n/a	(1)
Thomas J. Seifert	n/a	n/a	n/a	n/a	(1)
Stephen E. Gillett	—	—	—	—
Scott C. Taylor	—	—	—	—
Former Officers
Stephen M. Bennett	—	—	—	n/a	(2)
James A. Beer	n/a	n/a	n/a	n/a	(2)
Francis A. deSouza	n/a	n/a	n/a	n/a	(2)
Andrew H. Del Matto	n/a	n/a	n/a	n/a	(2)
Donald J. Rath	—	—	—	—

(1)	Messrs. Brown and Seifert did not participate in the Executive Annual Incentive Plans in fiscal 2014.
(2)	Messrs. Bennett, Beer, Del Matto and deSouza were not eligible for an award since they were not employed with us at the end of fiscal 2014.

III.Equity Incentive Awards

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

Our 2004 Equity Incentive Plan (the “2004 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) provide for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including PRUs and PCSUs). For fiscal 2014, the equity incentive component of our executive compensation program consisted of PRUs and RSUs for all of our named executive officers and PCSUs for our former CEO (as described in more detail below, including under the Summary Compensation Table and Grants of Plan-Based Awards table on pages 29 and 34, respectively). We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2014, five of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

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

As discussed below, the Compensation Committee believes that for fiscal 2014, a mix of RSUs and PRUs (and, in the case of our former CEO, PCSUs) is the appropriate long-term equity incentive for named executive officers, and stock options are no longer granted to the named executive officers as a regular part of our annual executive compensation program. For fiscal 2014, approximately 77% of our former CEO’s target total direct compensation (sum of base salary, target annual incentive and grant date fair value of equity awards) was granted in the form of PCSUs. In addition, on average, 38% of our named executive officers’ (other than our current interim CEO, our former CEO, CFO, former acting CFO and former interim CFO) target total direct compensation was granted in the form of PRUs and approximately 30% in the form of RSUs. This mix of equity incentive awards reflected our philosophy to allocate an equal target value of PRUs and RSUs to our named executive officers (other than our CEO).

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

Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2014 provided that each award vests in four equal annual installments.

Performance-based Restricted Stock Units (PRUs): The Compensation Committee grants PRUs in furtherance of our pay for performance philosophy. Implementation of this program represents an important step taken by our Compensation Committee to continue to drive a pay-for-performance culture with a component directly linked to our total stockholder return over two and three-year periods. Unlike our restricted stock unit awards, the shares underlying the PRUs awarded for fiscal 2014 are eligible to be earned only if we achieve a threshold of non-GAAP EPS. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of fiscal 2015 and 2016, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. If any target shares become eligible (the “eligible shares”) to be earned in fiscal 2015 and 2016 as a result of achievement of the non-GAAP EPS metric for fiscal 2014, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the two years ended April 3, 2015 and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned on April 3, 2015 if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the three years ended April 1, 2016. Subject to certain exceptions (including acceleration of vesting upon a change in control of our company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2016), and the named executive officer must be employed by us at the end of such period in order to vest in the award. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and payouts at each level:

	EPS Performance as a Percentage of Target (%)	EPS Payout as a Percentage of Target (%)	TSR Percentile Rank against S&P500	TSR Payout as a Percentage of Target (%)
Threshold Level Payout %	70%	50%	35th	50%
Target Level Payout %	100%	100%	50th	100%
Maximum Payout %	120%	133%	75th	150%

For fiscal 2014, our non-GAAP EPS target under the PRUs was $1.89 per share. The Compensation Committee determined that we achieved 99% of this metric, resulting in 98% of the target shares becoming eligible to be earned based on achievement of the multi-year relative TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by Symantec through the last day of fiscal 2016 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met.

Below is the summary of our PRU performance metrics achievements since fiscal 2012. The PRU awards granted in fiscal 2012 finished the 3-year performance period at the end of fiscal 2014 resulting in an overall payout of 89% of the target award level.

	Non-GAAP EPS		2-Year TSR		3-Year TSR
Grant Year	Performance as % of Target	Eligible Shares as % of Target Shares	S&P 500 Percentile Ranking	Payout as % of Targets	S&P 500 Percentile Ranking	Payout as % of Targets	Overall Payout
Fiscal 2012 Award	99%	97%	67th	134%	19th	50%	89%
Fiscal 2013 Award	108%	112%	17th	50%	TBD
Fiscal 2014 Award	99%	98%	TBD

Performance-Contingent Stock Units (PCSUs) Beginning in fiscal 2013, the independent members of the Board approved PCSUs, a new component in our former CEO’s compensation that directly tied to increasing our stock price, which rewards our former CEO for providing direct value to our stockholders. For fiscal 2014, Mr. Bennett’s long-term equity compensation consisted exclusively of 782,414 PCSUs granted under the 2004 Plan, as compared to 115,000 PRUs, 115,000 RSUs and 450,000 PCSUs granted to Mr. Bennett during fiscal 2013. These grants were within the applicable annual limits on the size of awards under the 2004 Plan of 6,000,000 shares (1,200,000 RSUs) for new employees and 4,000,000 shares (800,000 RSUs) for existing employees, in each case after giving effect to the 2-for-1 stock split that went into effect in November 2004.

The PCSUs granted to Mr. Bennett in fiscal 2014 were designed to vest and settle, if at all, as follows: (i) one-third of the PCSUs shall vest following the fiscal year ended March 28, 2014 if the highest average closing stock price for any 60 consecutive trading days during such year (the “Average Closing Price”) exceeds $26.79; (ii) one-third of the PCSUs (plus any PCSUs that did not vest during the period described under (i) above) shall vest following the fiscal year ended April 3, 2015 if the Average Closing Price during the two fiscal years then ended exceeds $30.01; (iii) one-third of the PCSUs (plus any PCSUs that did not vest during the period described under (ii) above) shall vest following the fiscal year ended April 1, 2016 if the Average Closing Price during the three fiscal years then ended exceeds $33.61; and (iv) any shares that did not vest during the period described in (iii) above shall vest following the fiscal year ended March 31, 2017 if the Average Closing Price for the 60 consecutive trading days ending on the final trading day of such fiscal year exceeds $37.64 (with proportional vesting possible following such fiscal year to the extent that the Average Closing Price for such 60 trading day period exceeds $31.57). In general, except as set forth below, vesting of the PCSUs would have ceased in the event that Mr. Bennett was no longer providing active service to the Company or a subsidiary or affiliate thereof. However, the awards provided that Mr. Bennett was entitled to certain vesting benefits upon the involuntary termination of his employment without cause, upon his voluntary termination of employment with good reason, or upon a change in control of our company.

The stock price performance goals were established based on a TSR compound annual growth rate of 12%:

Performance Cycle	TSR	Goal
FY14	10%	$26.79
FY15	12%	$30.01
FY16	12%	$33.61
FY17 (catch up period)	12%	$37.64

In fiscal 2014, the Average Closing Price goal was not achieved so no PCSU awards were payable. However, all of the PCSUs were released to Mr. Bennett as a result of his involuntary termination on March 19, 2014.

The following table summarizes the number of shares granted in fiscal 2014, value of each award and the total value of the equity awards for each named executive officer as of the Grant Date (all values of restricted stock unit awards are based upon the closing price for a share of our common stock of $24.15 on May 20, 2013, except for one RSU grant to Mr. Taylor made on February 10, 2014 with a closing price of $20.89 per share).

	Target PRUs (#)	PRU Value at Grant Date ($)	RSUs (#)	RSU Value at Grant Date ($)	PCSUs (#)	PCSUs Value at Grant Date ($)	Total Target Equity Incentive Awards Value at Grant Date($)
Michael A. Brown	(1)	(1)	(1)	(1)	—	—	—
Thomas J. Seifert	(1)	(1)	(1)	(1)	—	—	—
Stephen E. Gillett	73,624	1,916,138	49,083	1,185,354	—	—	3,101,493
Scott C. Taylor	24,541	638,704	67,866	1,497,724	—	—	2,136,428
Former Officers
Stephen M. Bennett	(2)	(2)	(2)	(2)	782,414	8,272,725	8,272,725
James A. Beer	66,262	1,724,535	44,174	1,066,802	—	—	2,791,337
Francis A. deSouza	83,441	2,171,635	55,627	1,343,392	—	—	3,515,028
Andrew H. Del Matto	10,226	266,142	10,226	246,958	—	—	513,100
Donald J. Rath	4,499	117,091	6,749	162,988	—	—	280,079

(1)	Messrs. Brown and Seifert did not receive a PRU or RSU grant due to their March 2014 start dates.
(2)	The only equity grant Mr. Bennett received in fiscal 2014 was a PCSU grant.

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2014, our gross burn rate was 1.72%, our net burn rate was 0.76%, and our overhang was 16.47%.

Equity Grant Practices: The Compensation Committee generally approves grants to the named executive officers at its first meeting of each fiscal year, or shortly thereafter through subsequent action. The grant date for all equity grants made to employees, including the named executive officers, is generally the 10th day of the month following the applicable meeting. If the 10th day is not a business day, the grant is generally made on the previous business day. The Compensation Committee does not coordinate the timing of equity awards with the release of material, nonpublic information. RSUs may be granted from time to time throughout the year, but all RSUs generally vest on either March 1, June 1, September 1 or December 1 for administrative reasons. PRUs are currently granted once a year and, subject to certain exception, vesting occurs only after a three-year performance period.

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

Other Awards

Certain business conditions may warrant using additional compensation approaches to attract, retain or motivate executives. Such conditions include acquisitions and divestitures, attracting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards. For example, in fiscal 2014, the Compensation Committee determined that it should offer special incentives to attract Mr. Seifert because it believed that we would need to offer him compensation that would neutralize the cash impact of his departure from his then-current employer. In this regard, the Compensation Committee awarded Mr. Seifert a one-time sign-on bonus of $1,800,000 as an inducement to accept our offer of employment. The sign-on bonus is subject to full or partial repayment by Mr. Seifert if he voluntarily leaves our company or is terminated for cause within three years of his start date as set forth in detail in his employment offer letter and as further described in the Summary Compensation Table on page 29. In addition, the Compensation Committee awarded Mr. Rath a one-time $50,000 cash bonus in recognition of his additional responsibilities as Interim Chief Financial Officer.

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

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $150,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. One of our named executive officers participated in this plan during fiscal 2014. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2014,” on page 36.

Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. In addition, Mr. Seifert also received reasonable reimbursement for certain relocation expenses associated with his move to the San Francisco Bay Area. The Compensation Committee provides certain perquisites because it believes they are for business-related purposes or are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 29).

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

In connection with his appointment to President and CEO in fiscal 2013, we entered into an employment agreement with Stephen Bennett that provided him with certain benefits upon the involuntary termination of his employment under certain circumstances, including acceleration of vesting and severance payments in connection with a change of control. As stated above, our former CEO was terminated effective March 19, 2014. In accordance with his employment agreement, he received a cash severance payment equal to 1.5 times his annual base salary and target bonus, was granted acceleration of RSUs and reimbursement of COBRA premiums for eighteen months. He also received acceleration of PCSUs and PRUs in accordance with the terms in his PCSU agreement and PRU agreement, respectively. The value of these benefits is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 29).

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

Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2014, are disclosed under “Potential Payments Upon Termination or Change in Control” below.

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. We have maintained stock ownership requirements for our executive officers since October 2005. In July 2013, to further enhance the alignment between our executive officers’ and stockholders’ interests, the Compensation Committee further modified the stock ownership requirements to increase the minimum levels our Chief Operating Officer and President, Products and Services. For fiscal 2014 our executive officers were required to hold the following minimum number of shares:

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

As of March 28, 2014, Mr. Taylor reached the stated ownership requirements for fiscal 2014. Mr. Seifert has until March 2018 and Mr. Gillett has until July 2017 to meet the stated thresholds. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement(1) (# of shares)	Holdings as of March 28, 2014
Michael A. Brown	303,183	116,153
Thomas J. Seifert	109,146	—
Stephen E. Gillett	132,642	27,028
Scott C. Taylor	42,445	43,729

(1)	Based on the closing price for a share of our common stock of $19.79 on March 28, 2014

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2014 were Geraldine B. Laybourne, David L. Mahoney and Daniel H. Schulman for the entire fiscal year, Michael A. Brown through March 19, 2014, and Robert S. Miller since March 20, 2014. None of the members of the Compensation Committee in fiscal 2014 were at any time during fiscal 2014 or at any other time an officer or employee of Symantec or any of its subsidiaries, except for Mr. Brown, who served as our interim President and Chief Executive Officer following his resignation from the Compensation Committee in March 2014, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2014.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

By: The Compensation and Leadership Development Committee of the Board of Directors:

Geraldine B. Laybourne

Robert S. Miller (Chair)

David L. Mahoney

Daniel H. Schulman

Summary of Compensation

The following table shows for the fiscal year ended March 28, 2014, compensation awarded to or paid to, or earned by, each individual who served as our Chief Executive Officer or Chief Financial Officer during fiscal 2014, the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal 2014 and a former executive officer who would have been among our most highly compensated executive officers had he remained an executive officer through the end of the fiscal year (the “named executive officers”).

Summary Compensation Table for Fiscal 2014

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Michael A. Brown Interim President and Chief Executive Officer	2014	36,364	(2)	—		—		—	—		340,000	(3)	376,364

Thomas J. Seifert Executive Vice President, Chief Financial Officer	2014	30,000	(4)	1,800,000	(5)	—		—	—		14,702	(6)	1,844,702

Stephen E. Gillett Executive Vice President and Chief Operating Officer	2014	875,000		—		3,101,493	(7)	—	—		318,679	(8)	4,295,172
	2013	241,951	(9)	3,865,000	(10)	1,021,506		—	321,858	(11)	270,000	(12)	5,720,315

Scott C. Taylor Executive Vice President, General Counsel and Corporate Secretary	2014	420,000		—		2,136,428	(7)	—	—		28,443	(13)	2,584,871
	2013	420,000		—		883,575	(7)	—	289,380	(11)	14,599	(14)	1,607,554

Former Officers

Stephen M. Bennett Former President and Chief Executive Officer	2014	1,004,312	(15)	—		8,272,725	(16)	—	—		3,822,742	(17)	13,099,779
	2013	684,028	(18)	—		10,746,800	(7)(19)	—	1,173,760	(11)	392,000	(20)	12,996,588

James A. Beer Former Executive Vice President, Chief Financial Officer	2014	365,909	(21)	—		2,791,337	(7)	—	—		42,428	(22)	3,199,674
	2013	700,000		—		1,285,200	(7)	—	710,500	(11)	20,372	(23)	2,716,072
	2012	700,000		—		2,629,000		—	1,111,250	(24)	99,556	(25)	4,539,806

Francis A. deSouza President, Products & Services	2014	480,353	(26)	—		3,515,028	(7)	—	—		3,229	(27)	3,998,610
	2013	486,301	(28)	—		1,606,500	(7)	—	521,104	(11)	10,740	(29)	2,624,645
	2012	435,000		—		3,509,200		—	794,250	(30)	62,822	(31)	4,801,272

Andrew H. Del Matto Former Acting Chief Financial Officer and Chief Accounting Officer	2014	260,785	(32)	—		513,100	(7)	—	—		7,670	(33)	781,555

Donald J. Rath Former Interim Chief Financial Officer, Interim Chief Accounting Officer, Vice President, Tax	2014	321,625	(34)	50,000	(35)	280,079	(7)	—	—		6,137	(36)	657,841

(1)	Amounts shown in this column reflect the aggregate full grant date fair calculated in accordance with FASB Accounting Standards Codification (“FASC”) Topic 718 for RSUs and PRUs in fiscal years 2012, 2013 and 2014, and solely in the case of Mr. Bennett in fiscal years 2013 and 2014, PCSUs, each awarded under the 2004 Plan and 2013 Plan. Messrs. Brown and Seifert were not awarded equity in fiscal 2014 due to their March 2014 start dates. The grant date fair values for RSUs were determined based on the closing share price of our common stock on the date of grant. For a discussion of the valuation methodology used to value the PRUs awarded during the fiscal years 2012, 2013 and 2014 and PCSUs awarded during fiscal years 2013 and 2014, see footnotes 7, 16 and 19, respectively, to the Summary Compensation Table below.
(2)	Mr. Brown received a prorated salary of $36,364 based on his period of employment as our interim President and Chief Executive Officer in fiscal 2014.
(3)	Represents the following non-employee director compensation paid to Mr. Brown prior to his becoming our interim President and Chief Executive Officer in March 2014:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†**		Total ($)
105,023††	234,978	††	340,000

*	Mr. Brown received the following annual fees: (i) $50,000 annual retainer fee; (ii) $15,000 for serving on the Compensation Committee; (ii) $15,000 for serving on the Nominating and Governance Committee; and (iii) $25,000 for chairing the Compensation Committee.

†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
**	Mr. Bennett was granted 9,650 RSUs on May 10, 2013, with a per share fair value of $24.35 and a full grant date fair value of $234,978.
††	Includes cash payout of $22.50 for fractional share from non-employee director stock award grant.

(4)	Mr. Seifert received a prorated salary of $30,000 based on his period of employment as our Executive Vice President and Chief Financial Officer in fiscal 2014. His annual base salary is $720,000.
(5)	Represents a one-time sign-on bonus, which Mr. Seifert is obligated to repay all or a portion of the sign-on bonus if he voluntarily leaves the Company or is terminated for cause prior to March 17, 2017.
(6)	Represents relocation expenses incurred in fiscal 2014.
(7)	The PRUs awarded in fiscal years 2012-2014 are based on a three-year performance period. The PRUs are eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance for fiscal years 2012-2014. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500 (the market-related component) in the subsequent fiscal years. If any target shares become eligible to be earned at the end of the fiscal year of grant as a result of achievement of the performance-related component, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the first and second fiscal years and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the first, second and third fiscal years. Because the performance-related component is based on separate measurements of our financial performance only in the first year of the three-year performance period, FASC Topic 718 requires the grant date fair value to be calculated at the commencement of the performance period. Consistent with FASC Topic 718, the full grant date fair value for the market-related component, or the TSR adjustment, for the entire three-year performance cycle is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRUs were awarded in fiscal years 2012-2014.

The table below sets forth the grant date fair value determined in accordance with FASC Topic 718 principles established in fiscal years 2012-2014 for the performance-related component of these awards (i) based upon the probable outcome of the fiscal years 2012-2014 performance-related component as of the grant date, and (ii) based upon achieving the maximum level of performance under the fiscal years 2012-2014 performance-related component as of the grant date. Also set forth below are the grant date fair values pertaining to the market-related component or the TSR adjustment and significant inputs and assumptions used in the Monte Carlo model, determined upon grant in fiscal years 2012-2014, and which is not subject to probable or maximum outcome assumptions.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market- Related Component Grant Date Fair Value ($)
Michael A. Brown	2014	—	—	—
Thomas J. Seifert	2014	—	—	—
Stephen E. Gillett	2014 2013	1,820,331 —	2,548,464 —	1,916,138 —
Scott C. Taylor	2014 2013	606,769 538,670	849,476 607,145	638,704 456,500
Stephen M. Bennett	2014 2013	— 2,410,400	— 3,205,832	— 2,410,400
James A. Beer	2014 2013 2012	1,638,308 783,520 964,000	2,293,631 883,120 1,282,120	1,724,535 664,000 964,000
Francis A. deSouza	2014 2013 2012	2,063,054 979,400 919,200	2,888,275 1,103,900 1,222,536	2,171,635 830,000 919,200
Andrew H. Del Matto	2014	252,835	353,969	266,142
Donald J. Rath	2014	111,236	155,731	117,091

Grant Date	Grant Date Fair Value ($)	Volatility (%)	Risk-Free Interest Rate (%)
5/9/2011	24.10	48.67	0.90
6/10/2011	22.98	48.33	0.65
5/10/2012	16.60	32.21	0.36
9/10/2012	20.96	31.17	0.38
5/20/2013	26.03	28.80	0.38

(8)	Represents (a) $5,764 for dividend equivalent payment on stock awards, (b) $46,272 for coverage of expenses related to attendance at the FY13 sales achiever’s trip, and (c) $266,643 for relocation expenses.

(9)	Mr. Gillett’s received a prorated salary of $241,951 based on his period of employment as our Executive Vice President and Chief Operating Officer in fiscal 2013. His annual base salary is $875,000.
(10)	Represents two one-time sign-on bonuses designed to partially offset Mr. Gillett’s forfeiture of various bonuses, including $2,552,000 of previously-paid bonuses that he was obligated to repay in full, as a result of his departure from his former employer. Mr. Gillett is obligated to repay all or a portion of these sign-on bonuses if he voluntarily leaves the Company or is terminated for cause prior to December 21, 2017.
(11)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2013, which was earned in fiscal 2013 and paid in fiscal 2014.
(12)	Represents the following non-employee director compensation paid to Mr. Gillett prior to his becoming our Executive Vice President and Chief Operating Officer in December 2012:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†**		Total ($)
20,013††	249,987	††	270,000

*	Mr. Gillett received an annual fee of $20,000 for serving on the Audit Committee.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
**	Mr. Gillett was granted 12,547 RSUs on May 7, 2012, with a per share fair value of $15.94 and a full grant date fair value of $199,999.
††	In lieu of cash, Mr. Gillett received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 3,136 shares at a per share fair value of $15.94 and a full grant date fair value of $49,988. The balance of his fee, $13.00, was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(13)	Represents (a) $7,350 for dividend equivalent payment on stock awards, (b) $1,121 for membership fees, (c) $13,971 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(14)	Represents (a) $959 for coverage of expenses related to attendance at the FY12 Board retreat, (b) $1,111 for membership fees, (c) $6,529 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(15)	Represents salary paid through the effective date of Mr. Bennett’s termination on March 19, 2014.

(16)	The PCSUs awarded to our former CEO in fiscal year 2014 were based on the achievement of specified performance metrics. The PCSUs were also subject to an underlying continued service vesting condition. The performance metrics for the PCSUs awarded in the fiscal year 2014 were based on the average 60-day trailing closing price of Symantec’s common stock (the “Average Closing Price”) in fiscal 2014, the two-year period consisting of fiscal 2014 and 2015 and the three-year period consisting of fiscal 2014, 2015 and 2016. Upon achievement and ratification by our board of directors, one-third of the shares underlying these awards were to be vested and released in the fiscal year following the applicable period if the Average Closing Price exceeded $26.79, $30.01, and $33.61 for the one-, two- or three-year periods, respectively. The price thresholds were not achieved during fiscal 2014; however, all of the PCSUs were released to Mr. Bennett as a result of his involuntary termination on March 19, 2014. The weighted-average grant date fair value per share of PCSUs granted was determined to be to be $10.57 per share, using a Monte Carlo model.
(17)	Represents (a) $8,625 for dividend equivalent payment on stock awards, (b) $26,008 for coverage of expenses related to attendance at the FY13 sales achiever’s trip, (c) $10,000 for reimbursement for tax services, (d) $5,208 for the Company’s contributions to Mr. Bennett’s account under its 401(k) plan; and (e) $3,772,901 in cash severance pay pursuant to Mr. Bennett’s Employment Agreement. For more information regarding Mr. Bennett’s cash severance pay, see “Potential Payments Upon Termination or Change in Control” below.
(18)	Mr. Bennett received a prorated salary of $684,028 based on his period of employment as our President and Chief Executive Officer in fiscal 2013.
(19)	The PCSUs awarded to our CEO in fiscal year 2013 were based on the achievement of specified performance metrics. The PCSUs were also subject to an underlying continued service vesting condition. The performance metrics for the PCSUs awarded in the fiscal year 2013 were based on the Average Closing Price over a three-year period beginning with the second quarter of fiscal 2013. Upon achievement and ratification by our board of directors, these awards were to be vested and released for the fiscal quarter when the Average Closing Price first exceeds $18.00, $20.00, and $22.00, respectively. The price thresholds were achieved during fiscal 2013. The first 150,000 PCSUs were released to Mr. Bennett during fiscal 2013, and the remaining 300,000 shares were released in the first quarter of fiscal 2014. The weighted-average grant date fair value per share of PCSUs granted was determined to be $13.69 per share, using a Monte Carlo model.
(20)	Represents $12,000 in Company’s contributions to Mr. Bennett’s account under its 401(k) plan and the following non-employee director compensation paid to Mr. Bennett prior to his becoming our President and Chief Executive Officer in July 2012:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†**		Total ($)
130,013††	249,987	††	380,000

*	Mr. Bennett received the following annual fees: (i) $15,000 for serving on the Compensation Committee; (ii) $15,000 for serving on the Nominating and Governance Committee; and (iii) $100,000 for his role as Chairman of the Board.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
**	Mr. Bennett was granted 12,547 RSUs on May 7, 2012, with a per share fair value of $15.94 and a full grant date fair value of $199,999.
††	In lieu of cash, Mr. Bennett received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 3,136 shares at a per share fair value of $15.94 and a full grant date fair value of $49,988. The balance of his fee, $13.00, was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(21)	Represents salary paid through the effective date of Mr. Beer’s resignation effective October 8, 2013.
(22)	Represents (a) $28,599 for coverage of expenses related to attendance at the FY13 sales achiever’s trip, (b) $11,214 for membership fees, and (c) $2,615 for reimbursement for tax services.
(23)	Represents (a) $521 for coverage of expenses related to attendance at the FY12 Board retreat, (b) $11,111 for membership fees, (c) $2,740 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.

(24)	Represents (a) $665,000 for Mr. Beer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 accrued on Mr. Beer’s behalf for performance during fiscal 2012 under the FY12 LTIP. Mr. Beer did not receive the FY12 LTIP payout award since he was not employed by the Company through the last day of fiscal 2014.
(25)	Represents (a) $80,105 for a one-time payout of accrued PTO balance earned under our paid-time off (PTO) policy, (b) $11,111 for membership fees, (c) $2,340 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Beer’s account under its 401(k) plan.
(26)	Represents salary paid through the effective date of Mr. deSouza’s resignation effective November 11, 2013.
(27)	Represents (a) $844 for dividend equivalent payment and (b) $2,385 for the Company’s contributions to Mr. deSouza’s account under its 401(k) plan.
(28)	Mr. deSouza’s base salary increased from $435,000 to $700,000 in January 2013 in connection with his appointment as our President, Products and Services as we transitioned to our new organizational structure. Accordingly, this amount reflects payments based on his original base salary of $435,000 for the first nine months of fiscal 2013 and his adjusted salary for the remainder of fiscal 2013.
(29)	Represents (a) $3,201 for reimbursement for tax services, and (b) $7,539 for the Company’s contributions to Mr. deSouza’s account under its 401(k) plan.
(30)	Represents (a) $348,000 for Mr. deSouza’s annual bonus under the Executive Annual Incentive Plan for fiscal 2012, which was earned in fiscal 2012 and paid in fiscal 2013, and (b) $446,250 for Mr. deSouza’s performance during fiscal 2012 under the FY12 LTIP. Mr. deSouza did not receive the FY12 LTIP payout award since he was not employed by the Company through the last day of fiscal 2014.
(31)	Represents (a) $53,538 for PTO payout, (b) $2,521 for reimbursement for tax services, and (c) $6,763 for the Company’s contributions to Mr. deSouza’s account under its 401(k) plan.
(32)	Represents salary paid through the effective date of Mr. Del Matto’s resignation effective December 31, 2013.
(33)	Represents (a) $544 for dividend equivalent payment and (b) $7,126 for the Company’s contributions to Mr. Del Matto’s account under its 401(k) plan.
(34)	This amount includes a prorated increase in base salary as part of Mr. Rath’s FY13 annual review process in his role as Vice President, Tax.
(35)	Represents a one-time cash bonus in recognition of Mr. Rath’s additional responsibilities as interim Financial Officer.
(36)	Represents (a) $6,097 for the Company’s contributions to Mr. Rath’s account under its 401(k) plan and (b) $40 for an appreciation award.

The following table shows for the fiscal year ended March 28, 2014, certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2014

								All Other		All Other
								Stock		Option
								Awards:		Awards:		Grant Date
								Number of		Number of	Exercise or	Fair Value
		Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Shares of		Securities	Base Price	of Stock
		Equity Incentive Plan Awards(2)			Equity Incentive Plan Awards(4)			Stock or		Underlying	of Option	and Option
	Grant	Threshold		Maximum	Threshold	Target	Maximum	Units(5)		Options	Awards	Awards
Name	Date(1)	($)	Target ($)	($)	(#)	(#)	(#)	(#)		(#)	($/Sh)	($)
Michael A. Brown	—	(3)	(3)	(3)	—	—	—	—		—	—	—
Thomas J. Seifert	—	(3)	(3)	(3)	—	—	—	—		—	—	—
Stephen E. Gillett	05/20/13	160,781	1,093,750	3,368,750	—	—	—	49,083		—	—	1,185,354
	05/20/13				36,812	73,624	146,879			—	—	1,916,138
Scott C. Taylor	05/20/13	40,131	273,000	840,840				67,866		—	—	592,665
	05/20/13				12,270	24,541	48,959			—	—	638,704
	02/10/14							43,325		—	—	905,059
Former Officers
Stephen M. Bennett	05/20/13	630,000	1,500,000	3,300,000	—	—	—	782,414	(6)	—	—	8,272,725
James A. Beer	05/20/13	102,900	700,000	2,156,00	—	—	—	44,174		—	—	1,066,802
	05/20/13				33,131	66,262	132,192			—	—	1,724,535
Francis A. deSouza	05/20/13	128,625	875,000	2,695,000	—	—	—	55,627		—	—	1,343,392
	05/20/13				41,720	83,441	166,464			—	—	2,171,635
Andrew H. Del Matto	05/20/13	31,027	211,066	650,084	—	—	—	10,226		—	—	246,958
	05/20/13				5,113	10,226	20,400			—	—	266,142
Donald J. Rath	05/20/13	18,906	128,612	396,124	—	—	—	6,749		—	—	162,988
	05/20/13				2,249	4,499	8,975			—	—	117,091

(1)	Represents grant date of stock awards.
(2)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY14 Executive Annual Incentive Plan.
(3)	Messrs. Brown and Seifert did not participate in the FY14 Executive Annual Incentive Plan.
(4)	The amounts shown in these rows reflect, in share amounts, the threshold, target, and maximum potential eligible shares to be earned (based on performance for the fiscal 2014 period) at the end of fiscal 2015 and 2016, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500, as further described in the CD&A section beginning on page 23. In May 2013 our named executive officers, except Messrs. Brown and Seifert were awarded a PRU under the 2004 Plan, eligible to be earned if we achieve at least 90% of the target level non-GAAP EPS performance for fiscal 2014, with a threshold award equal to 50% of the target eligible shares and a maximum award equal to 133% of the target eligible shares. For fiscal 2014, the Compensation Committee determined that we achieved 98% of our non-GAAP EPS target under the PRUs, resulting in 90% of the target eligible shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO who was granted PRUs in fiscal 2014 will be eligible to receive at least half of the eligible shares if he remains employed by us through the last day of fiscal 2016 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met. For additional detail on the grant date fair value of the PRUs, see footnote 7 to the Summary Compensation Table above.

(5)	This RSU grant was granted under the 2004 Plan and vests in four equal annual installments on each of the first through fourth anniversaries of the date of grant, and is settled in shares on the vesting date.
(6)	For additional detail on the grant date fair value of the PCSUs, see footnote 16 to the Summary Compensation Table above.

For a summary of the terms of the FY14 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A)—Compensation Components—Executive Annual Incentive Plans” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A)—Other Benefits—Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change in Control” below.

The following table shows for the fiscal year ended March 28, 2014, certain information regarding outstanding equity awards at fiscal year end for our named executive officers.

Outstanding Equity Awards At Fiscal Year-End 2014

	Option Awards						Stock Awards
							Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($)*
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date				Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)
Michael A. Brown	9/19/2005	12,000	—		21.93	9/19/2015	—		—	—		—
Thomas J. Seifert	—	—	—		—	—	—		—	—		—
Stephen E. Gillett	1/10/2013	—	—		—	—	38,421	(1)	760,352	—		—
	5/20/2013	—	—		—	—	49,083	(2)	971,353	72,151	(3)	1,427,868
Scott C. Taylor	5/9/2008	25,000	—		19.99	5/9/2015	—		—	—		—
	9/10/2008	21,000	—		20.50	9/10/2015	—		—	—		—
	5/11/2009	26,000	—		15.32	5/11/2016	—		—	—		—
	6/10/2010	67,500	4,500	(4)	14.44	6/10/2017	—		—	—		—
	6/10/2011	—	—		—	—	6,250	(5)	123,688	—		—
	5/10/2012	—	—		—	—	20,625	(6)	408,169	15,400	(7)	304,766
	5/20/2013	—	—		—	—	24,541	(8)	485,666	24,050	(3)	475,950
	2/10/2014	—	—		—	—	43,325	(9)	857,402	—		—
Former Officers:
Stephen M. Bennett	—	—	—		—	—	—		—	—		—
James A. Beer	—	—	—		—	—	—		—	—		—
Francis A. deSouza	—	—	—		—	—	—		—	—		—
Andrew H. Del Matto	1/3/2005	10,000	—		25.76	1/3/2015	—		—	—		—
Donald J. Rath	9/10/2012	—	—		—	—	20,000	(10)	395,800	—		—
	5/20/2013	—	—		—	—	6,749	(11)	133,563	4,409	(3)	87,254

*	The market value of the equity awards that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock on March 28, 2014, which was $19.79.
(1)	12,807 shares to vest on 12/1/2014, 12,807 shares to vest on 12/1/2015, and 12,807 shares to vest on 12/1/2016.
(2)	12,271 shares to vest on 6/1/2014, 12,271 shares to vest on 6/1/2015, 12,271 shares to vest on 6/1/2016, and 12,270 shares to vest on 6/1/2017.
(3)	Vests on 4/1/2016 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. In accordance with the SEC rules, the number of shares and the payout value for the fiscal 2014 PRUs set forth above reflect the target potential payout which represents 98% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(4)	Unvested options vest in equal installments monthly on the 10th of each month ending on 6/10/2017.
(5)	6,250 shares to vest on 3/1/2015.
(6)	6,875 shares to vest on 6/1/2014, 6,875 shares to vest on 6/1/2015, and 6,875 shares to vest on 6/1/2016.
(7)	Vests on 4/3/2015 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. In accordance with the SEC rules, the number of shares and the payout value for the fiscal 2013 PRUs set forth above reflect the threshold potential payout which represents 50% of the eligible shares of these PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.

(8)	6,136 shares to vest on 6/1/2014, 6,135 shares to vest on 6/1/2015, 6,135 shares to vest on 6/1/2016, and 6,135 shares to vest on 6/1/2017.
(9)	10,832 shares to vest on 3/1/2015, 10,831 shares to vest on 3/1/2016, 10,831 shares to vest on 3/1/2017, and 10,831 shares to vest on 3/1/2018.
(10)	10,000 shares to vest on 9/1/2014, 5,000 shares to vest on 9/1/2015, and 5,000 shares to vest on 9/1/2016.
(11)	1,688 shares to vest on 6/1/2014, 1,687 shares to vest on 6/1/2015, 1,687 shares to vest on 6/1/2016, and 1,687 shares to vest on 6/1/2017.

The following table shows for the fiscal year ended March 28, 2014, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael A. Brown	—	—	9,650	234,978
Thomas J. Seifert	—	—	—	—
Stephen E. Gillett	—	—	12,808	288,052
Scott C. Taylor	46,000	528,080	47,435	1,001,171
Former Officers
Stephen M. Bennett	—	—	1,243,797	28,637,942	(1)
James A. Beer	439,250	2,532,543	34,250	766,858
Francis A. deSouza	181,062	1,141,610	44,875	1,004,939
Andrew H. Del Matto	53,375	355,737	11,395	260,969
Donald J. Rath	—	—	—	—

(1)	$17,557,370 is attributable to the acceleration of PCSUs in accordance with Mr. Bennett’s PCSU agreement, $1,685,985 is attributable to the acceleration of PRUs in accordance with his PRU agreement and $1,290,300 is attributable to the acceleration of RSUs in accordance with his employment agreement.

Non-Qualified Deferred Compensation in Fiscal 2014

The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended March 28, 2014.

Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Michael A. Brown	—		—	—		—	—
Thomas J. Seifert	—		—	—		—	—
Stephen E. Gillett	48,490	(1)	—	7,328	(2)	—	55,818
Scott C. Taylor	—		—	—		—	—
Former Officers	—		—	—		—	—
Stephen M. Bennett	—		—	—		—	—
James A. Beer	—		—	—		—	—
Francis A. deSouza	—		—	—		—	—
Andrew H. Del Matto	—		—	—		—	—
Donald J. Rath	—		—	—		—	—

(1)	Represents $48,490 reported under the “Salary” column of the Summary Compensation Table.

(2)	Amount reflected is not included in the Summary Compensation Table because the earnings are not preferential or above-market.

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

Michael A. Brown

The following table summarizes the value of the payouts to Mr. Brown pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 28, 2014 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $19.79 on March 28, 2014):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,219,200	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,200,000	—	—	—	—

Thomas J. Seifert

The following table summarizes the value of the payouts to Mr. Seifert pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 28, 2014 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $19.79 on March 28, 2014):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$739,200	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$720,000	—	—	—	—

Stephen E. Gillett

The following table summarizes the value of the payouts to Mr. Gillett pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 28, 2014 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $19.79 on March 28, 2014):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$894,200	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,968,750	—	—	$1,731,704	$1,427,868
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$475,950

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 28, 2014 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $19.79 on March 28, 2014 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$439,200	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$693,000	—	$501,420	$1,874,924	$1,085,482
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$361,801

Former Officers:

Stephen M. Bennett

The following table summarizes the value of payouts to Mr. Bennett in accordance with an employment agreement, dated August 21, 2012, between Mr. Bennett and Symantec, and the agreements covering his PCSU and RSU awards in connection with Mr. Bennett’s involuntary termination. He received a cash severance payment equal to 1.5 times his annual base salary and target bonus, reimbursement of COBRA premiums for eighteen months and accelerated vesting of his RSUs, PRUs and PCSUs.

	Severance Pay	COBRA Premiums	RSU Vesting	PRU Vesting	PCSU Vesting
Involuntary Termination	$3,750,000	$22,901	$1,290,300	$1,685,985	$17,557,370

James A. Beer

The following table summarizes the value of the payouts to Mr. Beer pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan:

	Severance Pay	Executive Bonus	Outplacement Cost	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Voluntary Termination	—	—	—	—	—	—	—

Francis A. deSouza

The following table summarizes the value of the payouts to Mr. deSouza pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan:

	Severance Pay	Executive Bonus	Outplacement Cost	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Voluntary Termination	—	—	—	—	—	—	—

Andrew H. Del Matto

The following table summarizes the value of the payouts to Mr. Del Matto pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan:

	Severance Pay	Executive Bonus	Outplacement Cost	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Voluntary Termination	—	—	—	—	—	—	—

Donald J. Rath

The following table summarizes the value of the payouts to Mr. Rath pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 28, 2014 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $19.79 on March 28, 2014 minus the exercise price):

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$74,558	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	—	—	—	$529,363	$87,254
Termination Without Cause or Termination Due to Death or Disability	—	—	—	—	$29,072

Director Compensation

The following table provides information for fiscal year 2014 compensation for all of our non-employee directors:

Fiscal Year 2014 Director Compensation

Name*	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)(4)		Option Awards ($)(5)	Total ($)
Frank E. Dangeard	85,023	234,978		—	320,000
Geraldine B. Laybourne	65,023	234,978		—	300,000
David L. Mahoney	95,023	234,978		—	330,000
Robert S. Miller	85,023	234,978		—	320,000
Anita M. Sands(6)	30,389	102,001	(7)	—	132,390
Daniel H. Schulman	180,023	234,978		—	415,000
V. Paul Unruh	95,023	234,978		—	330,000
Suzanne M. Vautrinot(6)	30,389	102,001	(7)	—	132,390

*	During fiscal 2014, Mr. Brown served as a director prior to his appointment as an executive officers of our company. The non-employee director compensation paid to him in fiscal 2014 is reported in the Summary Compensation Table above under the column captioned “All Other Compensation.”
(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Nominating and Governance Committee) or $25,000 (Audit Committee and Compensation Committee).
(2)	Includes cash payout of $22.50 for fractional share from stock awards granted to each non-employee director.

(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
(4)	Each non-employee director was granted 9,650 RSUs on May 10, 2013, with a per share fair value of $22.50 and a full grant date fair value of $234,978.
(5)	In fiscal years 2014, 2013 and 2012, there were no stock option grants to any person who served as a non-employee director. The outstanding stock options held by each non-employee director at 2014 fiscal year-end were: Mr. Brown (12,000), Mr. Mahoney (36,000), Mr. Miller (36,000) and Mr. Schulman (36,000).
(6)	Mses. Sands and Vautrinot were elected to the Board effective October 22, 2013. Accordingly, they received prorated compensation under the director compensation policies described below.
(7)	Mses. Sands and Vautrinot were granted a prorated award of 4,628 RSUs on October 22, 2013, with a per share value of $22.04 and a full grant date fair value of $102,001. A cash payout of $4.37 for fractional share from the stock award is reported in the “Fees Earned or Paid in Cash” column in the table above.

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

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal year 2014 as follows:

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

Annual Equity Awards. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock under the 2013 Plan having a fair market value on the grant date equal to a pre-determined dollar value, which was $235,000. The restricted stock awards granted for fiscal year 2014 were granted on May 10, 2013 and are fully vested.

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of July 1, 2014, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing in Item 11 of this annual report and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 692,669,767 shares of Symantec common stock outstanding as of July 1, 2014 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 30, 2014 (within 60 days of July 1, 2014) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owner
Dodge & Cox(1)	80,562,067	11.6%
BlackRock, Inc. (2)	45,071,959	6.5%
Directors and Named Executive Officers
Robert S. Miller(3)	209,988	*	*
Scott C. Taylor(4)	207,291	*	*
David L. Mahoney(5)	173,840	*	*
Michael A. Brown(6)	148,153	*	*
Daniel H. Schulman(7)	146,357	*	*
Stephen M. Bennett*	100,000	*	*
Geraldine B. Laybourne	91,739	*	*
Frank E. Dangeard	71,495	*	*
Francis C. Rosch(8)	70,333	*	*
V. Paul Unruh	49,046	*	*
Stephen E. Gillett	34,687	*	*
Anita M. Sands	16,636	*	*
Suzanne M. Vautrinot	15,686	*	*
Thomas J. Seifert	—	—
Mark S. Garfield	—	—
James A. Beer*	11,377	*	*
Donald J. Rath*	4,426	*	*
Andrew H. Del Matto*	—	—
Francis A. deSouza*	—	—
All current Symantec executive officers and directors as a group (14 persons)(9)	1,235,251	*	*

*	Former officer.
**	Less than 1%.
(1)	Based solely on a Schedule 13G filing made by Dodge & Cox on February 13, 2014, reporting sole voting and dispositive power over the shares. This stockholder’s address is 555 California Street, 40th Floor, San Francisco, CA 94104.
(2)	Based solely on a Schedule 13G filing made by BlackRock, Inc. on January 30, 2014, reporting sole voting and dispositive power over the shares. This stockholder’s address is 40 East 52nd Street, New York, NY 10022.
(3)	Includes 36,000 shares subject to options that will be exercisable as of August 30, 2014.

(4)	Includes 144,000 shares subject to options that will be exercisable as of August 30, 2014.
(5)	Includes 36,000 shares subject to options that will be exercisable as of August 30, 2014.
(6)	Includes 12,000 shares subject to options that will be exercisable as of August 30, 2014.
(7)	Includes 36,000 shares subject to options that will be exercisable as of August 30, 2014.
(8)	Includes 58,624 shares subject to options that will be exercisable as of August 30, 2014.
(9)	Includes 322,624 shares subject to options that will be exercisable as of August 30, 2014.

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

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of March 28, 2014:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	26,458,720		$4.40	89,366,137	(1)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	26,458,720		$4.40	89,366,137

(1)	Represents 67,128 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 209,599 shares remaining available for future issuance under Symantec’s 2002 Executive Officer’s Stock Purchase Plan, 48,102,450 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 40,986,960 shares remaining available for future issuance as stock options under Symantec’s 2013 Equity Incentive Plan.
(2)	Excludes outstanding options to acquire 252,952 shares as of March 28, 2014 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $10.39 as of March 28, 2014. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plans under which there were grants, and therefore, no further options may be granted under these acquired-company plans.

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

Board Independence

It is the policy of the Board and NASDAQ’s rules require listed companies to have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our interim President and Chief Executive Officer, Michael A. Brown, is an independent director and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following directors are independent: Frank E. Dangeard, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Anita M. Sands, Daniel H. Schulman, V. Paul Unruh and Suzanne M. Vautrinot.

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

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2013 and 2012. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2014 and 2013 for each of the following categories of services are as follows:

Fees Billed to Symantec	2014	2013
Audit fees(1)	$9,002,082	$8,344,495
Audit related fees(2)	911,038	1,324,300
Tax fees(3)	121,450	74,216
All other fees(4)	91,511	107,408

Total fees	$10,126,081	$9,850,419

The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Exchange Act, and these categories include in particular the following components:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 25th day of July 2014.

SYMANTEC CORPORATION

By	/S/ THOMAS J. SEIFERT
Thomas J. Seifert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

21.01	Subsidiaries of Symantec Corporation					X

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.04	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X