Form 10-Q
period 2014-07-04
SYMANTEC CORP
filed 2014-08-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2014

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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of August 1, 2014: 690,468,702 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended July 4, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2014	March 28, 2014 *
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$3,067	$3,707
Short-term investments	982	377
Trade accounts receivable, net	685	1,007
Inventories, net	11	14
Deferred income taxes	149	142
Deferred commissions	118	115
Other current assets	276	290

Total current assets	5,288	5,652
Property and equipment, net	1,140	1,116
Intangible assets, net	735	768
Goodwill	5,871	5,858
Long-term deferred commissions	18	21
Other long-term assets	112	124

Total assets	$13,164	$13,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230	$282
Accrued compensation and benefits	333	365
Deferred revenue	3,141	3,322
Other current liabilities	275	337

Total current liabilities	3,979	4,306
Long-term debt	2,095	2,095
Long-term deferred revenue	572	581
Long-term deferred tax liabilities	462	425
Long-term income taxes payable	132	252
Other long-term obligations	86	83

Total liabilities	7,326	7,742

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	6,547	6,744
Accumulated other comprehensive income	196	194
Accumulated deficit	(912)	(1,148)

Total stockholders’ equity	5,838	5,797

Total liabilities and stockholders’ equity	$13,164	$13,539

*Derived from audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Unaudited)
	(In millions, except per share data)

Net revenue:
Content, subscription, and maintenance	$1,574	$1,520
License	161	189

Total net revenue	1,735	1,709
Cost of revenue:
Content, subscription, and maintenance	269	263
License	27	22
Amortization of intangible assets	13	15

Total cost of revenue	309	300

Gross profit	1,426	1,409
Operating expenses:
Sales and marketing	644	652
Research and development	308	262
General and administrative	103	119
Amortization of intangible assets	29	71
Restructuring and transition	20	81

Total operating expenses	1,104	1,185
Operating income	322	224
Interest income	3	3
Interest expense	(21)	(25)
Other income, net	1	18

Income before income taxes	305	220
Provision for income taxes	69	63

Net income	$236	$157

Basic net income per share	$0.34	$0.23
Diluted net income per share	$0.34	$0.22
Weighted-average shares outstanding — basic	692	697
Weighted-average shares outstanding — diluted	697	707
Cash dividends declared per common share	$0.15	$0.15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Unaudited)
	(Dollars in millions)
Net income	$236	$157
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	2	(18)

Net foreign currency translation adjustments	2	(18)

Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes of $0 million and $0 million for the three months ended July 4, 2014 and June 28, 2013, respectively	-	(1)
Reclassification adjustments for realized gain included in net income, net of taxes of $0 million and $5 million for the three months ended July 4, 2014 and June 28, 2013, respectively	-	(3)

Net change in unrealized (loss) gain on available-for-sale securities	-	(4)

Other comprehensive (loss) income, net of taxes	2	(22)

Comprehensive income	$238	$135

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Unaudited)
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$236	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74	70
Amortization of intangible assets	42	86
Amortization of debt issuance costs and discounts	1	5
Stock-based compensation expense	43	39
Deferred income taxes	20	31
Excess income tax benefit from the exercise of stock options	(3)	(9)
Net gain from sale of short-term investments	-	(16)
Other	1	10
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	308	285
Inventories, net	3	6
Deferred commissions	-	(5)
Accounts payable	(57)	(64)
Accrued compensation and benefits	(34)	(97)
Deferred revenue	(185)	(199)
Income taxes payable	(148)	(9)
Other assets	14	1
Other liabilities	(22)	21

Net cash provided by operating activities	293	312
INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(61)
Cash payments for acquisitions, net of cash acquired	(19)	-
Purchases of short-term investments	(712)	-
Proceeds from maturity and sales of short-term investments	99	32

Net cash used in investing activities	(724)	(29)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(18)	(1,189)
Proceeds from convertible note hedge	-	189
Net proceeds from sales of common stock under employee stock benefit plans	23	54
Excess income tax benefit from the exercise of stock options	3	9
Tax payments related to restricted stock units	(29)	(25)
Dividends paid, net	(104)	(105)
Repurchases of common stock	(125)	(125)
Proceeds from other financing, net	34	-

Net cash used in financing activities	(216)	(1,192)
Effect of exchange rate fluctuations on cash and cash equivalents	7	(27)

Change in cash and cash equivalents	(640)	(936)
Beginning cash and cash equivalents	3,707	4,685

Ending cash and cash equivalents	$3,067	$3,749

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of July 4, 2014 and March 28, 2014, and for the three months ended July 4, 2014 and June 28, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. The results of operations for the three months ended July 4, 2014 are not necessarily indicative of the results expected for the entire fiscal year.

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three month ended periods in this report relate to fiscal periods ended July 4, 2014 and June 28, 2013. The July 4, 2014 fiscal quarter consisted of 14 weeks, whereas the June 28, 2013 fiscal quarter consisted of 13 weeks. Our 2015 fiscal year consists of 53 weeks and ends on April 3, 2015.

Certain immaterial amounts in our 2014 Condensed Consolidated Financial Statements within operating expenses have been reclassified to be comparable with classifications used in our 2015 Condensed Consolidated Financial Statements.

  Significant Accounting Policies

There have been no material changes in our significant accounting policies for the three months ended July 4, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

Recently issued authoritative guidance

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company April 1, 2017, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the standard will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

There was no other recently issued authoritative guidance that has a material impact to our Condensed Consolidated Financial Statements through the reporting date.

Note 2. Fair Value Measurements

For assets and liabilities measured at fair value, such amounts are based on an expected exit price representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

—	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

—

Level 2:  Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

—

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

Short-term investments. Short-term investments consist of U.S. government securities with original maturities greater than three months and are classified as recurring Level 1. Also included in short-term investments are commercial paper, federal agency and corporate and international government securities with original maturities greater than three months, which are classified as Level 2. Short-term investments are priced using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the fair value of these assets. Marketable equity securities are classified as Level 1 and are recorded at fair value using quoted prices in active markets for identical assets.

There have been no transfers between fair value measurement levels during the three months ended July 4, 2014. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	July 4, 2014			March 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(Dollars in millions)
Cash equivalents	$2,124	$15	$2,139	$2,380	$40	$2,420
Short-term investments:
Corporate bonds	-	203	203	-	120	120
U.S. government securities	159	-	159	95	-	95
U.S. agency securities	-	150	150	-	45	45
Commercial paper	-	91	91	-	24	24
Other investments	-	66	66	-	47	47
Marketable equity securities	6	-	6	6	-	6

Fair value of long-term debt

As of July 4, 2014 and March 28, 2014, the fair value of the Company’s long-term debt, based on Level 2 inputs, was $2.2 billion.

Note 3. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill were as follows:

	User Productivity & Protection	Information Security	Information Management	Total
	(Dollars in millions)
Net balance as of March 28, 2014	$1,649	$1,502	$2,707	$5,858
Additions (1)	11	-	-	11
Adjustments (2)	-	2	-	2

Net balance as of July 4, 2014	$1,660	$1,504	$2,707	$5,871

(1)  Additions due to an acquired business.

(2)  Adjustments made to goodwill reflect foreign currency exchange rate fluctuations.

Intangible assets, net

	July 4, 2014				March 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life
	(Dollars in millions)
Customer relationships	$766	$(494)	$272	3 years	$766	$(469)	$297	3 years
Developed technology	295	(154)	141	3 years	287	(142)	145	4 years
Finite-lived tradenames	125	(106)	19	1 years	125	(103)	22	2 years
Patents	21	(15)	6	3 years	21	(14)	7	4 years
Indefinite-lived tradenames	297	-	297	Indefinite	297	-	297	Indefinite

Total	$1,504	$(769)	$735	3 years	$1,496	$(728)	$768	3 years

Total future amortization expense for intangible assets that have finite lives is as follows:

July 4, 2014
(Dollars in millions)
Remainder of fiscal 2015	$118
2016	108
2017	88
2018	67
2019	37
Thereafter	20

Total	$438

Note 4. Supplemental Financial Information

Property and equipment, net

	July 4, 2014	March 28, 2014
	(Dollars in millions)
Computer hardware and software	$1,813	$1,797
Office furniture and equipment	142	140
Buildings	541	539
Leasehold improvements	366	356

	2,862	2,832
Accumulated depreciation	(1,853)	(1,823)

	1,009	1,009
Construction in progress	52	28
Land	79	79

Total	$1,140	$1,116

Dividends and dividend equivalents

During the three months ended July 4, 2014, we declared and paid a cash dividend of $0.15 per common share for a total of $104 million, which was recorded as a reduction to Additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units.

On August 6, 2014, we declared a cash dividend of $0.15 per share of common stock to be paid on September 17, 2014 to stockholders of record as of the close of business on August 27, 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Changes in accumulated other comprehensive income by component

Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of March 28, 2014	$191	$3	$194
Other comprehensive income before reclassifications	2	-	2
Amounts reclassified from accumulated other comprehensive income	-	-	-

Balance as of July 4, 2014	$193	$3	$196

There were no effects to net income of amounts reclassified from accumulated other comprehensive income for the three months ended July 4, 2014.

Note 5. Commitments and Contingencies

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

As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We have fully cooperated with the government throughout its investigation and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA schedule is approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government has also indicated they are going to pursue claims for certain sales to New York, California, and Florida as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.

In 2012, a sealed civil lawsuit was filed against Symantec related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. Symantec and the government continue to discuss potential resolutions through confidential settlement discussions.

It is possible that the litigation could lead to claims or findings of violations of the False Claims Act, and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties in some cases, depending upon a number of factors. Our current estimate of the low end of the range of estimated loss from this matter is $25 million, which we have accrued. However, we are currently unable to determine a precise range of estimated losses resulting from this matter.

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

Note 6. Stock Repurchases

The following table summarizes our stock repurchase activity:

	Three Months Ended July 4, 2014
	(Dollars in millions, except per share data)
Total number of shares repurchased			6
Dollar amount of shares repurchased			$125
Average price paid per share			$20.71
Range of price paid per share	$19.59	-	$22.88

Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our Board of Directors authorized a new $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase program has $533 million remaining authorized for future repurchase as of July 4, 2014, and does not have an expiration date.

Note 7. Segment Information

The three reporting segments, which are the same as our operating segments, are as follows:

—

User Productivity & Protection: Our User Productivity & Protection segment focuses on making it simple for customers to be productive and protected at home and at work. These products include our Norton solutions, endpoint security and management, encryption, and mobile offerings.

—

Information Security: Our Information Security segment protects organizations so they can confidently conduct business while leveraging new platforms and data. These products include our SSL, authentication, mail and web security, data center security, data loss prevention, and information security services offerings.

—

Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, ensuring that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.

There were no intersegment sales during the three months ended July 4, 2014 or June 28, 2013. The following table summarizes the operating results of our reporting segments:

	User Productivity & Protection	Information Security	Information Management	Total Segments
	(Dollars in millions)
Three Months Ended July 4, 2014
Net revenue	$740	$345	$650	$1,735
Percentage of total net revenue	43%	20%	37%	100%
Operating income	270	68	89	427
Operating margin	36%	20%	14%

Three Months Ended June 28, 2013
Net revenue	$732	$336	$641	$1,709
Percentage of total net revenue	43%	20%	37%	100%
Operating income	257	25	148	430
Operating margin	35%	7%	23%

From time to time, our management makes minor modifications to our segment reporting structure to more readily match our operating structure. All historical periods have been adjusted to reflect any modifications to the segment reporting structure.

Operating segments are based upon the nature of the business and how the business is managed. Our Chief Operating Decision Maker uses financial information to evaluate the performance of, and to assign resources to, each of the operating segments. We do not allocate to the operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs primarily include amortization of intangible assets, restructuring and transition charges, stock-based compensation expense, and acquisition-related charges.

The reconciliation of total segment operating income to total consolidated operating income is as follows:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Dollars in millions)
Total segment operating income	$427	$430
Reconciling items:
Stock-based compensation	43	39
Amortization of intangibles	42	86
Restructuring & transition	20	81

Total consolidated operating income	$322	$224

Note 8. Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Dollars in millions, except per share data)
Cost of revenue	$6	$4
Sales and marketing	17	14
Research and development	13	13
General and administrative	7	8

Total stock-based compensation expense	43	39
Tax benefit associated with stock-based compensation expense	(12)	(11)

Net stock-based compensation expense	$31	$28

Net stock-based compensation expense per share — basic	$0.04	$0.04
Net stock-based compensation expense per share — diluted	$0.04	$0.04

The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Dollars in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$21.22	$23.86
Fair value of awards granted	$236	$45
Total fair value of awards vested	$71	$74
Total unrecognized compensation expense	$389	$224
Weighted-average remaining vesting period	3 years	3 years
Performance-based restricted stock
Weighted-average fair value per grant	$25.08	$19.04
Fair value of awards granted	$33	$33
Total fair value of awards vested	$20	$11
Total unrecognized compensation expense	$21	$40
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$-	$-
Total intrinsic value of stock options exercised	$4	$21
Total unrecognized compensation expense	$3	$11
Weighted-average remaining vesting period	1 year	2 years

Note 9. Income Taxes

The effective tax rate was approximately 23% and 29% for the three months ended July 4, 2014 and June 28, 2013, respectively.

For the three months ended July 4, 2014, the tax expense was reduced by $17 million in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. For the three months ended June 28, 2013, the tax expense was reduced by $3 million in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million in tax expense resulting from the sale of short-term investments.

 The provision for the three months ended July 4, 2014 and June 28, 2013 otherwise reflects a forecasted tax rate of 28% and 29%, respectively. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal Research and Development tax credit expired on December 31, 2013), partially offset by state income taxes.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $30 million and $120 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate between $15 million and $65 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of July 4, 2014, we have $126 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec fiscal 2009 through 2012 audit cycle, which includes a $104 million deposit made during the quarter ended July 4, 2014.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 10. Earnings Per Share

The components of earnings per share are as follows:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Dollars in millions, except per grant data)
Net income	$236	$157
Net income per share — basic	$0.34	$0.23
Net income per share — diluted	$0.34	$0.22
Weighted-average outstanding common shares — basic	692	697
Dilutive potential shares issuable from assumed exercise of stock options	1	3
Dilutive potential shares related to stock award plans	4	7

Weighted-average shares outstanding — diluted	697	707

Anti-dilutive weighted-average stock options	2	4
Anti-dilutive weighted-average restricted stock	-	1

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

Fiscal Calendar

We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended July 4, 2014 and June 28, 2013 consisted of 14 and 13 weeks, respectively.

OVERVIEW

Our Business

Symantec Corporation protects the world’s information and is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the smallest mobile device, to the enterprise data center, to cloud-based systems.

Strategy

We operate a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through all of our products.

We are leveraging our capabilities in advanced threat protection and data loss prevention and extending them into our core security offerings. We are also pioneering new solutions in growing markets like mobile, cloud, appliances, backup, data loss prevention, and managed security services.

In fiscal 2015, we are focused on five priorities: optimizing certain businesses for operating margin, prioritizing investments for growth, further reducing costs and improving efficiencies, attracting top talent to our executive team, and continuing to return significant cash to shareholders. We are optimizing some of our businesses by methodically evaluating every product line to balance our profitability targets against our objectives. In order to prioritize investments for growth, we are realigning our research and development budgets to apply the best resources to the most promising market opportunities. To further reduce costs and improve efficiencies, we are consolidating our global footprint, data centers, and product support capabilities as well as streamlining the way we run our businesses with initiatives to increase research and development efficiencies and sales productivity. We are focused on attracting talented business and technology leaders to the company. We remain committed to returning significant cash to shareholders in the form of dividends and share buybacks.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the first quarter of fiscal 2014, we have operated in three operating segments: User Productivity & Protection, Information Security, and Information Management. Our reporting segments are the same as our operating segments. In connection with our five priorities, we are analyzing our operations and organization structure and will modify our segment reporting structure as necessary.

Financial Results and Trends

Revenue increased by $26 million for the three months ended July 4, 2014, as compared to the same period last year, primarily from an additional week of deferred revenue amortization as a result of the 14 week fiscal quarter ended July 4, 2014 compared to 13 weeks in the same period last year, largely offset by lower license revenue due to the transition of our sales force into new and renewals business teams.

Revenue increased domestically and internationally during the three months ended July 4, 2014, compared to the same period last year. The EMEA region experienced the largest net revenue increase followed by Americas, while the Asia Pacific and Japan region experienced revenue declines. The EMEA region revenue included a favorable foreign currency fluctuation of $24 million, while the Asia Pacific and Japan region revenue included an unfavorable foreign currency fluctuation resulting from the weakening of the Japanese yen compared to the U.S. dollar.

Gross margins remained constant at 82% during the three months ended July 4, 2014 when compared to the same period last year. Additionally, total cost of revenue remained relatively consistent for three months ended July 4, 2014, as compared to the same period in the prior year.

Operating expenses declined by $81 million for the three months ended July 4, 2014, as compared to the same period in the prior year, primarily from lower restructuring costs as well as from lower intangible assets amortization expense.

Critical Accounting Estimates

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 4, 2014 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

RESULTS OF OPERATIONS

Total Net Revenue

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)

Content, subscription, and maintenance revenue	$1,574	$1,520	$54	4%
Percentage of total net revenue	91%	89%
License revenue	161	189	(28)	(15)%
Percentage of total net revenue	9%	11%

Total	$1,735	$1,709	$26	2%

Content, subscription and maintenance revenue represented 91% of total net revenue for the three months ended July 4, 2014. Our content, subscription and maintenance revenue increased by $54 million for the three months ended July 4, 2014, compared to the same period last year, primarily due to an additional week of amortization of deferred revenue as a result of the 14 week fiscal quarter ended July 4, 2014 compared to 13 weeks in the same period last year.

Our license revenue, which includes sales from software licenses, appliances, and certain revenue-sharing arrangements, declined by $28 million during the three months ended July 4, 2014, compared to the same period last year. The license revenue decline was primarily due to greater sales incentives driving a high level of activity in the same period last year.

 Net Revenue and Operating Income by Segment

User Productivity & Protection Segment

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
User Productivity & Protection revenue	$740	$732	$8	1%
Percentage of total net revenue	43%	43%
User Productivity & Protection operating income	$270	$257	$13	5%
User Productivity & Protection operating margin	36%	35%

User Productivity & Protection revenue remained relatively consistent for the three months ended July 4, 2014, as compared to the same period last year.

User Productivity & Protection operating income increased $13 million for the three months ended July 4, 2014, as compared to the same period last year, primarily due to reductions in cost of revenue driven by a decrease in fees to original equipment manufacturers (“OEMs”).

Information Security Segment

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
Information Security revenue	$345	$336	$9	3%
Percentage of total net revenue	20%	20%
Information Security operating income	$68	$25	$43	172%
Information Security operating margin	20%	7%

Information Security revenue increased $9 million for the three months ended July 4, 2014, as compared to the same period last year, primarily due to increases in our trust services and data loss prevention businesses.

Information Security operating income increased $43 million for the three months ended July 4, 2014, as compared to the same period last year primarily from lower operating expenses due to our continued emphasis on cost reduction efforts.

Information Management Segment

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
Information Management revenue	$650	$641	$9	1%
Percentage of total net revenue	37%	37%
Information Management operating income	$89	$148	$(59)	(40)%
Information Management operating margin	14%	23%

Information Management revenue increased $9 million for the three months ended July 4, 2014, when compared to the same period last year, primarily due to an increase in revenue from our NetBackup appliance business offset by weakness in our Backup Exec products.

Information Management operating income decreased $59 million for the three months ended July 4, 2014, when compared to the same period last year, driven by increased marketing spend and higher research and development expenses for our NetBackup appliance business.

Net Revenue by Geography

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
Americas (U.S., Canada and Latin America)
User Productivity & Protection segment	$418	$425	$(7)	(2)%
Information Security segment	181	175	6	3%
Information Management segment	341	333	8	2%

Total Americas	$940	$933	$7	1%
Percentage of total net revenue	54%	55%
EMEA (Europe, Middle East, Africa)
User Productivity & Protection segment	$204	$189	$15	8%
Information Security segment	93	90	3	3%
Information Management segment	198	191	7	4%

Total EMEA	$495	$470	$25	5%
Percentage of total net revenue	29%	27%
Asia Pacific/Japan
User Productivity & Protection segment	$118	$118	$-	0%
Information Security segment	71	71	-	0%
Information Management segment	111	117	(6)	(5)%

Total Asia Pacific/Japan	$300	$306	$(6)	(2)%
Percentage of total net revenue	17%	18%

Total	$1,735	$1,709	$26	2%

U.S.	$832	$830	$2	0%
U.S. percentage of total net revenue	48%	49%
International	903	879	24	3%
International percentage of total net revenue	52%	51%

Total	$1,735	$1,709	$26	2%

Revenue increased domestically and internationally during the three months ended July 4, 2014, when compared to the same period last year. For the three months ended July 4, 2014, the EMEA region experienced the largest net revenue increase followed by Americas, while the Asia Pacific and Japan region experienced a net revenue decrease when compared to the same period last year. The EMEA region revenue included a favorable foreign currency fluctuation of $24 million for the three months ended July 4, 2014, compared to the same period last year.

Our international sales are expected to continue to be a significant portion of our revenue. As a result, revenue is expected to continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of Revenue

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)

Cost of content, subscription, and maintenance	$269	$263	$6	2%
As a percentage of related revenue	17%	17%
Cost of license	$27	$22	$5	23%
As a percentage of related revenue	17%	12%
Amortization of intangible assets	$13	$15	$(2)	(13)%
As a percentage of total net revenue	1%	1%

Total	$309	$300	$9	3%

Gross margin	82%	82%

Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Our total cost of revenue remained relatively consistent for the three months ended July 4, 2014, compared to the same period last year.

Intangible assets are comprised of developed technologies and patents from acquired companies. Amortization decreased for the three months ended July 4, 2014, as compared with same period last year, as certain developed technologies became fully amortized early in fiscal 2014.

Operating Expenses

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
Sales and marketing expense	$644	$652	$(8)	(1)%
Percentage of total net revenue	37%	38%
Research and development expense	$308	$262	$46	18%
Percentage of total net revenue	18%	15%
General and administrative expense	$103	$119	$(16)	(13)%
Percentage of total net revenue	6%	7%
Amortization of intangible assets	$29	$71	$(42)	(59)%
Percentage of total net revenue	2%	4%
Restructuring and transition	$20	$81	$(61)	(75)%
Percentage of total net revenue	1%	5%

Total	$1,104	$1,185	$(81)	(7)%

Research and development expense increased for the three months ended July 4, 2014, as compared to the same period last year, primarily due to higher salary and benefits of $14 million as a result of the 14 week fiscal quarter compared to the same period last year, as well as higher equipment cost of $7 million and an $11 million increase in other expenses.

General and administrative expense decreased for the three months ended July 4, 2014, as compared to the same period last year, primarily due to a reduction of usage of outside services of $20 million.

Amortization of intangible assets decreased by $42 million for the three months ended July 4, 2014, as compared to the same period last year, as a result of various customer relationship intangibles becoming fully amortized at the end of the June 28, 2013 quarter.

Restructuring and transition costs decreased by $61 million for the three months ended July 4, 2014, as compared to the same period last year, as a result of the restructuring plan initiated in fiscal 2013, which was substantially completed as of end of the year ended March 28, 2014.

We experienced favorable foreign currency effects on our operating expenses of $3 million in the three months ended July 4, 2014, as compared to the same period last year.

Non-Operating Expense, net

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
Interest income	$3	$3
Interest expense	(21)	(25)
Other income, net	1	18

Total	$(17)	$(4)	$(13)	(325)%

Percentage of total net revenue	(1)%	0%

The increase in non-operating expense, net, is primarily driven by a realized gain from sale of short-term investments of $16 million during the three months ended June 28, 2013, which was included in other income, net.

Provision for Income Taxes

	Three Months Ended
	July 4, 2014	June 28, 2013	Change in
			$	%
	(Dollars in millions)
Provision for income taxes	$69	$63	$6	10%
Effective tax rate on earnings	23%	29%

The effective tax rate was approximately 23% and 29% for the three months ended July 4, 2014 and June 28, 2013, respectively.

For the three months ended July 4, 2014, the tax expense was reduced by $17 million in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. For the three months ended June 28, 2013, the tax expense was reduced by $3 million in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million in tax expense resulting from the sale of short-term investments.

The provision for the three months ended July 4, 2014 and June 28, 2013 otherwise reflects a forecasted tax rate of 28% and 29%, respectively. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal research and development tax credit expired on December 31, 2013), partially offset by state income taxes.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by between $30 million and $120 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate between $15 million and $65 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of July 4, 2014, we have $126 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec fiscal 2009 through 2012 audit cycle, which includes a $104 million deposit made during the quarter ended July 4, 2014.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of July 4, 2014, we had cash, cash equivalents and short term investments of $4 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $5 billion. As of July 4, 2014, $2.5 billion in cash and cash equivalents were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.

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

Revolving Credit Facility:  In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of July 4, 2014, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as fund any cash dividends, principal and interest payments on debt and repurchases of our stock, for at least the next 12 months and foreseeable future. We have implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

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

Stock Repurchases: For the three months ended July 4, 2014, we repurchased 6 million shares, or $125 million, of our common stock. During the three months ended June 28, 2013, we repurchased 5 million shares, or $125 million, of our common stock. Our active stock repurchase program had $533 million remaining authorized for future repurchase as of July 4, 2014, with no expiration date.

Dividend Program:  During the three months ended July 4, 2014, we declared and paid a cash dividend of $0.15 per common share for a total of $104 million, which was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. During the three months ended June 28, 2013 we declared and paid cash dividends of $0.15 per common share for a total of $105 million. On August 6, 2014, we declared a cash dividend of $0.15 per share of common stock to be paid on September 17, 2014 to stockholders of record as of the close of business on August 27, 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Restructuring Plan: In the fourth quarter of fiscal 2013, we announced our strategy focusing on three priority areas, developing innovative products and services, changing our go-to-market plans and investing in people, process and technology infrastructure to make it easier to do business with us and improve our execution. In connection with this strategy we initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of July 4, 2014, total costs related to our plan incurred from inception were $236 million. This amount was primarily related to severance and related employee benefits costs and was substantially complete as of March 28, 2014.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	July 4, 2014	June 28, 2013
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$293	$312
Investing activities	(724)	(29)
Financing activities	(216)	(1,192)

Operating Activities

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing and amount of tax and other liability payments.

Net cash provided by operating activities was $293 million for the three months ended July 4, 2014, which resulted from net income of $236 million adjusted for non-cash items, including depreciation and amortization of $117 million, as well as net changes in trade receivables resulting in inflows of $308 million. These amounts were partially offset by decreases in deferred revenue of $185 million, and accrued compensation of $34 million, as well as by a tax payment of $104 million related to a previous IRS audit.

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

  Investing Activities

Net cash used in investing activities was $724 million for the three months ended July 4, 2014 and was primarily due to the purchase of $712 million of short-term investments and payments of $92 million for capital expenditures, partially offset by $99 million in net proceeds from maturity and sales of our short-term investments.

Net cash used in investing activities was $29 million for the three months ended June 28, 2013 and was primarily due to payments of $61 million for capital expenditures, offset by $32 million in net proceeds from the sale of our short-term investments.

Financing Activities

Net cash used in financing activities was $216 million for the three months ended July 4, 2014 and was primarily due to repurchases of our common stock of $125 million and dividend payments of $104 million, partially offset by proceeds from sales of common stock under employee stock plans of $23 million.

Net cash used in financing activities was $1.2 billion for the three months ended June 28, 2013 and was primarily due to the repayment of our 1.00% notes of $1.2 billion, repurchases of our common stock of $125 million and a dividend payment of $105 million, partially offset by proceeds from the exercise of our note hedge of $189 million and proceeds from sales of common stock under employee stock plans of $54 million.

Contractual Obligations

There have been no significant changes during the three months ended July 4, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended July 4, 2014 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 5 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. There have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended July 4, 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
March, 29 2014 to April 25, 2014	3	$20.37	3	$594
April, 26 2014 to May 30, 2014	3	$21.07	3	$533
May, 31 2014 to July 4, 2014	-	$-	-	$533

Total	6	$20.71	6

For information regarding our stock repurchase programs, see Note 6 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ MICHAEL A. BROWN
Michael A. Brown
Interim President and Chief Executive Officer, and Director

By:	/s/ THOMAS J. SEIFERT
Thomas J. Seifert
Executive Vice President and Chief Financial Officer

Date: August 8, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q

10.01*	Amendment to Employment Offer Letter between Symantec Corporation and Thomas J. Seifert, dated April 30, 2014					X

10.02*	FY15 Executive Annual Incentive Plan – Senior Vice President and Executive Vice President					X

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.