Form 10-Q
period 2014-11-07
SYMANTEC CORP
filed 2014-11-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 31, 2014: 690,147,433 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended October 3, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2014	March 28, 2014*

	(Unaudited) (Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,972	$3,707
Short-term investments	821	377
Trade accounts receivable, net	722	1,007
Inventories, net	11	14
Deferred income taxes	152	142
Deferred commissions	111	115
Other current assets	249	290
Total current assets	5,038	5,652
Property and equipment, net	1,181	1,116
Intangible assets, net	690	768
Goodwill	5,860	5,858
Long-term deferred commissions	24	21
Other long-term assets	90	124
Total assets	$12,883	$13,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219	$282
Accrued compensation and benefits	310	365
Deferred revenue	2,874	3,322
Current portion of long-term debt	350	—
Other current liabilities	292	337
Total current liabilities	4,045	4,306
Long-term debt	1,745	2,095
Long-term deferred revenue	543	581
Long-term deferred tax liabilities	441	425
Long-term income taxes payable	130	252
Other long-term obligations	82	83
Total liabilities	6,986	7,742
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	6,404	6,744
Accumulated other comprehensive income	154	194
Accumulated deficit	(668)	(1,148)
Total stockholders’ equity	5,897	5,797
Total liabilities and stockholders’ equity	$12,883	$13,539
*Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

	(Unaudited) (In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,445	$1,499	$3,019	$3,019
License	172	138	333	327
Total net revenue	1,617	1,637	3,352	3,346
Cost of revenue:
Content, subscription, and maintenance	240	252	509	515
License	25	19	52	41
Amortization of intangible assets	13	13	26	28
Total cost of revenue	278	284	587	584
Gross profit	1,339	1,353	2,765	2,762
Operating expenses:
Sales and marketing	565	592	1,209	1,244
Research and development	276	248	584	510
General and administrative	93	114	196	233
Amortization of intangible assets	27	29	56	100
Restructuring, separation, and transition	30	122	50	203
Total operating expenses	991	1,105	2,095	2,290
Operating income	348	248	670	472
Interest income	3	3	6	6
Interest expense	(19)	(20)	(40)	(45)
Other income, net	1	20	2	38
Income before income taxes	333	251	638	471
Provision for income taxes	89	10	158	73
Net income	$244	$241	$480	$398
Basic net income per share	$0.35	$0.34	$0.69	$0.57
Diluted net income per share	$0.35	$0.34	$0.69	$0.56
Weighted-average shares outstanding — basic	690	699	691	698
Weighted-average shares outstanding — diluted	696	707	697	707
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

	(Unaudited) (Dollars in millions)
Net income	$244	$241	$480	$398
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(42)	14	(40)	(4)
Net foreign currency translation adjustments	(42)	14	(40)	(4)
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes of $0 million and $0 million for the three and six months ended October 3, 2014 and September 27, 2013, respectively	—	1	—	—
Reclassification adjustments for realized gain included in net income, net of taxes of $0 million and $5 million for the three months ended October 3, 2014 and September 27, 2013, respectively, and $0 million and $10 million for the six months ended October 3, 2014 and September 27, 2013, respectively	—	(11)	—	(14)
Net change in unrealized (loss) gain on available-for-sale securities	—	(10)	—	(14)
Other comprehensive (loss) income, net of taxes	(42)	4	(40)	(18)
Comprehensive income	$202	$245	$440	$380
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 3, 2014	September 27, 2013

	(Unaudited) (Dollars in millions)
OPERATING ACTIVITIES:
Net income	$480	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	139
Amortization of intangible assets	82	128
Amortization of debt issuance costs and discounts	2	5
Stock-based compensation expense	89	77
Deferred income taxes	30	51
Excess income tax benefit from the exercise of stock options	(5)	(13)
Net gain from sale of short-term investments	—	(32)
Other	3	11
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	268	465
Inventories, net	3	8
Deferred commissions	(3)	20
Accounts payable	(77)	(92)
Accrued compensation and benefits	(50)	(110)
Deferred revenue	(374)	(556)
Income taxes payable	(101)	(72)
Other assets	30	31
Other liabilities	(56)	45
Net cash provided by operating activities	466	503
INVESTING ACTIVITIES:
Purchases of property and equipment	(199)	(118)
Cash payments for acquisitions, net of cash acquired	(19)	(17)
Purchases of short-term investments	(1,071)	(102)
Proceeds from maturities of short-term investments	411	—
Proceeds from sales of short-term investments	156	67
Net cash used in investing activities	(722)	(170)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(18)	(1,189)
Proceeds from convertible note hedge	—	189
Net proceeds from sales of common stock under employee stock benefit plans	66	160
Excess income tax benefit from the exercise of stock options	5	13
Tax payments related to restricted stock units	(34)	(30)
Dividends paid, net	(207)	(210)
Repurchases of common stock	(250)	(250)
Proceeds from other financing, net	34	—
Net cash used in financing activities	(404)	(1,317)
Effect of exchange rate fluctuations on cash and cash equivalents	(75)	26
Change in cash and cash equivalents	(735)	(958)
Beginning cash and cash equivalents	3,707	4,685
Ending cash and cash equivalents	$2,972	$3,727
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of October 3, 2014 and March 28, 2014, and for the three and six months ended October 3, 2014 and September 27, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. The results of operations for the three and six months ended October 3, 2014 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and six month ended periods in this report relate to fiscal periods ended October 3, 2014 and September 27, 2013. The six months ended October 3, 2014 consisted of 27 weeks, whereas the six months ended September 27, 2013 consisted of 26 weeks. Our 2015 fiscal year consists of 53 weeks and ends on April 3, 2015.
There have been no material changes in our significant accounting policies for the three and six months ended October 3, 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. Certain immaterial amounts in our 2014 Condensed Consolidated Financial Statements within operating expenses have been reclassified to be comparable with classifications used in our 2015 Condensed Consolidated Financial Statements.
Segment reporting change
In fiscal 2015, we are focused on managing our businesses as a portfolio and optimizing certain businesses for margin or growth. As a result, beginning from the second quarter of fiscal year 2015, we modified our segment reporting structure to match our new operating structure and how our Chief Operating Decision Maker ("CODM") reviews the business and allocates resources. The CODM function is comprised of our Chief Executive Officer and Chief Financial Officer. Reclassifications of prior period segment information have been made to conform to the current period presentation. This change does not impact our previously reported Condensed Consolidated Financial Statements. See Note 8 for additional information on our segment reporting change.
Recently issued authoritative guidance
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for the Company April 4, 2015, and will impact the treatment of the tax-free separation of our information management business that is expected to occur by the end of December 2015. See Note 12 for information regarding the separation. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements and related disclosures.
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company April 1, 2017, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the standard will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
There have been no transfers between fair value measurement levels during the six months ended October 3, 2014. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	October 3, 2014			March 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(Dollars in millions)
Cash equivalents	$1,810	$60	$1,870	$2,380	$40	$2,420
Short-term investments:
Corporate bonds	—	297	297	—	120	120
U.S. government securities	207	—	207	95	—	95
U.S. agency securities	—	139	139	—	45	45
Commercial paper	—	71	71	—	24	24
Other investments	—	102	102	—	47	47
Marketable equity securities	5	—	5	6	—	6
Fair value of long-term debt
As of October 3, 2014 and March 28, 2014, the fair value of the Company’s current and long-term debt, based on Level 2 inputs, was $2.2 billion.

Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Consumer Security	Enterprise Security	Information Management	Total

	(Dollars in millions)
Net balance as of March 28, 2014	$1,233	$1,918	$2,707	$5,858
Additions (1)	—	11	—	11
Adjustments (2)	(1)	(6)	(2)	(9)
Net balance as of October 3, 2014	$1,232	$1,923	$2,705	$5,860

(1)  Additions due to an acquired business.
(2)  Adjustments made to goodwill reflect foreign currency exchange rate fluctuations.
Effective in the second quarter of fiscal 2015, we evaluated our segment reporting structure and modified the reporting to match our new operating structure. Our reporting units for goodwill are the same as our reportable operating segments, and the net goodwill balance has been allocated to the reporting units based on their relative fair value. See Note 8 for information regarding the changes related to segment information.
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
Intangible assets, net

	October 3, 2014				March 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Useful Life

	(Dollars in millions)
Customer relationships	$757	$(513)	$244	3 years	$766	$(469)	$297	3 years
Developed technology	283	(155)	128	3 years	287	(142)	145	4 years
Finite-lived tradenames	125	(110)	15	1 year	125	(103)	22	2 years
Patents	21	(15)	6	3 years	21	(14)	7	4 years
Indefinite-lived tradenames	297	—	297	Indefinite	297	—	297	Indefinite
Total	$1,483	$(793)	$690	2 years	$1,496	$(728)	$768	3 years
Total future amortization expense for intangible assets that have finite lives is as follows:

October 3, 2014
(Dollars in millions)
Remainder of fiscal 2015	$76
2016	106
2017	88
2018	67
2019	37
Thereafter	19
Total	$393
Note 4. Supplemental Financial Information
Property and equipment, net

	October 3, 2014	March 28, 2014

	(Dollars in millions)
Land	$79	$79
Computer hardware and software	1,825	1,797
Office furniture and equipment	141	140
Buildings	540	539
Leasehold improvements	368	356
Construction in progress	85	28
	3,038	2,939
Accumulated depreciation	(1,857)	(1,823)
Total	$1,181	$1,116
Dividends and dividend equivalents
During the quarter ended October 3, 2014, we declared and paid a cash dividend of $0.15 per common share for a total of $104 million. During the six months ended October 3, 2014, we declared and paid cash dividends of $0.30 per common share for a total of $207 million. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units.
On November 5, 2014, we declared a cash dividend of $0.15 per share of common stock to be paid on December 17, 2014 to stockholders of record as of the close of business on November 24, 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total

	(Dollars in millions)
Balance as of March 28, 2014	$191	$3	$194
Other comprehensive income before reclassifications	(40)	—	(40)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of October 3, 2014	$151	$3	$154
There were no effects to net income of amounts reclassified from accumulated other comprehensive income for the three and six months ended October 3, 2014.
Note 5. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs will include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs consist of consulting charges associated with the implementation of a new Enterprise Resource Planning system, and costs related to the outsourcing of certain back office functions. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 8 of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Restructuring plans
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of October 3, 2014, total costs related to this plan incurred since inception were $238 million, primarily related to severance and related employee benefits. The costs for severance and benefits are substantially complete, however we expect to incur immaterial adjustments to existing reserves in subsequent periods.
Fiscal 2015 Plan
Our Board of Directors has approved the strategic decision to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. We expect to complete this transaction by the end of December 2015, subject to market, regulatory and certain other conditions. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be completed in fiscal 2016. In connection with this plan, through October 3, 2014, we incurred charges of $17 million consisting of $8 million related to severance costs, and $9 million in separation costs. As of November 3, 2014, we expect to incur total severance and facilities costs between $100 million and $120 million, approximately half of which is expected to be incurred in fiscal 2015. We expect to incur separation costs between $80 million and $100 million, excluding any potential tax implications outside the U.S and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $180 million and $220 million.
Other exit and disposal costs
Our other exit and disposal costs consist primarily of costs associated with closing or consolidating certain facilities. Largely as a result of business acquisitions, management may make a plan to exit certain facilities either at the time of acquisition or after the acquisition in conjunction with our efforts to integrate and streamline our operations. As of October 3, 2014, liabilities for these excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2016.

Restructuring, separation, and transition summary

	March 28, 2014	Costs, Net of Adjustments (1)	Cash Payments	October 3, 2014	Cumulative Incurred to Date

	(Dollars in millions)
Restructuring and separation liabilities:
Fiscal 2014 Plan
Severance costs	$38	$16	$(42)	$12	$235
Other exit and disposal costs	—	—	—	—	$3
Fiscal 2014 Plan Total	$38	$16	$(42)	$12	$238
Fiscal 2015 Plan
Severance costs	—	8	—	8	$8
Separation costs	—	9	(9)	—	$9
Other exit and disposal costs	—	—	—	—	—
Fiscal 2015 Plan Total	$—	$17	$(9)	$8	$17
Total restructuring and separation liabilities	$38	$33	$(51)	$20
Transition and other related costs		17
Total restructuring, separation, and transition costs		$50
Balance Sheet:
Other current liabilities	$37			$19
Other long-term obligations	1			1
Total restructuring liabilities	$38			$20

(1) Adjustments primarily relate to foreign currency exchange rate fluctuations.
Note 6. Commitments and Contingencies
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
In 2012, a sealed civil lawsuit was filed against Symantec related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the Department of Justice filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the Department of Justice in an Omnibus Complaint; the state claims also do not state specific damages amounts. Symantec and the government continue to discuss potential resolutions through confidential settlement discussions.
It is possible that the litigation could lead to claims or findings of violations of the False Claims Act, and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties in some cases, depending upon a number of factors. Our current estimate of the low end of the range of the probable estimated loss from this matter is $25 million, which we have accrued. This amount contemplates estimated losses from both the investigation of compliance with the terms of the GSA Schedule contract as well as possible violations of the False Claims Act. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter, however, we are currently unable to determine a range of estimated losses resulting from this matter.
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
Note 7. Stock Repurchases
The following table summarizes our stock repurchase activity:

	Three Months Ended October 3, 2014			Six Months Ended October 3, 2014

	(In millions, except per share data)
Total number of shares repurchased			5			11
Dollar amount of shares repurchased			$125			$250
Average price paid per share			$23.75			$22.12
Range of price paid per share	$22.42	-	$25.30	$19.59	-	$25.30
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our Board of Directors authorized a $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase program has $408 million remaining authorized for future repurchase as of October 3, 2014, and does not have an expiration date.

Note 8. Segment Information
In fiscal 2015, we are focused on managing our businesses as a portfolio and optimizing certain businesses for margin or growth. As a result, in the second quarter of fiscal 2015 we formed a new consumer group and modified our segment reporting structure to match our operating structure based on financial information reviewed by our CODM. Consumer Security consists of our consumer businesses that were previously reported in User Productivity & Protection. Enterprise Security consists of our enterprise security businesses that were previously reported in User Productivity & Protection and Information Security. Our Information Management segment was not impacted by the change in our operating structure. The three reporting segments, which are the same as our operating segments, are as follows:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. These products include our Secure Socket Layer ("SSL") Certificates, authentication, mail and web security, data center security, data loss prevention, information security services, endpoint security and management, encryption, and mobile offerings.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, ensuring that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.

There were no intersegment sales during the three and six months ended October 3, 2014 or September 27, 2013. Reclassifications of prior period information have been made to conform to the current period presentation. The following table summarizes the operating results of our reporting segments:

	Consumer Security	Enterprise Security	Information Management	Total Segments

	(Dollars in millions)
Three Months Ended October 3, 2014
Net revenue	$485	$511	$621	$1,617
Percentage of total net revenue	30%	32%	38%	100%
Operating income	257	85	122	464
Operating margin	53%	17%	20%
Three Months Ended September 27, 2013
Net revenue	$518	$517	$602	$1,637
Percentage of total net revenue	32%	31%	37%	100%
Operating income	225	80	145	450
Operating margin	43%	15%	24%
Six Months Ended October 3, 2014
Net revenue	$1,018	$1,063	$1,271	$3,352
Percentage of total net revenue	30%	32%	38%	100%
Operating income	525	155	211	891
Operating margin	52%	15%	17%
Six Months Ended September 27, 2013
Net revenue	$1,042	$1,061	$1,243	$3,346
Percentage of total net revenue	31%	32%	37%	100%
Operating income	449	138	293	880
Operating margin	43%	13%	24%

Operating segments are based upon the nature of the business and how the business is managed. Our CODM uses financial information to evaluate the performance of, and to assign resources to, each of the operating segments. We do not allocate to the operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs can include amortization of intangible assets, restructuring, separation, and transition charges, stock-based compensation expense, and acquisition-related charges.
The reconciliation of total segment operating income to total consolidated operating income is as follows:

	Three Months Ended		Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

	(Dollars in millions)
Total segment operating income	$464	$450	$891	$880
Reconciling items:
Stock-based compensation	46	38	89	77
Amortization of intangibles	40	42	82	128
Restructuring, separation, and transition	30	122	50	203
Total consolidated operating income	$348	$248	$670	$472
Note 9. Stock-Based Compensation
The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

	(Dollars in millions)
Cost of revenue	$6	$4	$12	$8
Sales and marketing	18	15	35	29
Research and development	15	12	28	25
General and administrative	7	7	14	15
Total stock-based compensation expense	46	38	89	77
Tax benefit associated with stock-based compensation expense	(14)	(10)	(26)	(21)
Net stock-based compensation expense	$32	$28	$63	$56
Net stock-based compensation expense per share — basic	$0.05	$0.04	$0.09	$0.08
Net stock-based compensation expense per share — diluted	$0.05	$0.04	$0.09	$0.08

The following table summarizes additional information pertaining to our stock-based compensation:

	Six Months Ended
	October 3, 2014	September 27, 2013

	(Dollars in millions, except per grant data)
Restricted stock
Weighted-average fair value per grant	$21.48	$24.23
Fair value of awards granted	$267	$63
Total fair value of awards vested	$87	$89
Total unrecognized compensation expense	$367	$208
Weighted-average remaining vesting period	3 years	2 years
Performance-based restricted stock
Weighted-average fair value per grant	$26.30	$19.04
Fair value of awards granted	$44	$33
Total fair value of awards vested	$21	$12
Total unrecognized compensation expense	$21	$33
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$—	$—
Total intrinsic value of stock options exercised	$6	$48
Total unrecognized compensation expense	$2	$9
Weighted-average remaining vesting period	1 year	1 year

Performance-based restricted stock units

Our Board of Directors appointed Michael A. Brown as our new President and Chief Executive Officer ("CEO"), effective September 24, 2014. During the second quarter of fiscal 2015, we granted 344,717 performance-based restricted stock units, ("PRUs") to our new CEO which had a fair value of $11 million. These PRUs are subject to vesting based on the Company’s achievement of (1) targeted non-GAAP earnings per share for fiscal 2015 and (2) the achievement of the total shareholder return (“TSR”) ranking for the Company as compared to the S&P 500 for the 2 year period ending at the end of fiscal 2016 and for the three year period ending at the end of fiscal 2017. The fair value of these PRUs was calculated using a Monte Carlo simulation option pricing model. Additionally, we granted 147,736 restricted stock units (“RSUs”) to Mr. Brown that will vest in three annual installments beginning on September 1, 2015. The compensation expense is amortized ratably over the requisite service period.
Note 10. Income Taxes
The effective tax rate was approximately 27% and 25% for the three and six months ended October 3, 2014, and 4% and 15% for the three and six months ended September 27, 2013, respectively.
For the three and six months ended October 3, 2014, the tax expense was reduced by $3 million and $20 million, respectively, in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items.
For the three and six months ended September 27, 2013, the tax provision was reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012, as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit. The tax provision for the three and six months ended September 27, 2013 was further reduced by $8 million and $11 million in tax benefits, respectively, primarily resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million and $12 million in tax expense, for the three and six months ended September 27, 2013, respectively, resulting from the sale of short-term investments.
The provision for the three and six months ended October 3, 2014 and September 27, 2013 otherwise reflects a forecasted tax rate of 27% and 29%, for each period, respectively. The forecasted tax rates for all periods presented reflect the benefits of lower-taxed international earnings and domestic manufacturing incentives, partially offset by state income taxes. The forecasted tax rate for the period ended September 27, 2013 includes the partial benefit of the U.S. federal research and development tax credit which expired on December 31, 2013.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, remeasurement, and/or release in the next 12 months, by between $30 million and $150 million. Depending on the nature and timing of such settlements and expiration of statutes of limitations during the next 12 months, we estimate between $15 million and $70 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of October 3, 2014, we have $127 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec fiscal 2009 through 2013 audit cycle, and it is reasonably possible that additional cash payments between $15 million and $65 million will be made in the next 12 months.
We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 11. Earnings Per Share
The components of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

	(In millions, except per grant data)
Net income	$244	$241	$480	$398
Net income per share — basic	$0.35	$0.34	$0.69	$0.57
Net income per share — diluted	$0.35	$0.34	$0.69	$0.56
Weighted-average outstanding common shares — basic	690	699	691	698
Dilutive potential shares issuable from assumed exercise of stock options	1	2	1	2
Dilutive potential shares related to stock award plans	5	6	5	7
Weighted-average shares outstanding — diluted	696	707	697	707
Anti-dilutive weighted-average stock options	1	3	2	4
Anti-dilutive weighted-average restricted stock	—	—	—	—
Note 12. Subsequent Event
The Planned Separation of Information Management from the Security Business
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of 100% of the capital stock of our information management business. We expect to complete the transaction by the end of December 2015, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional cost information, see Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Factors That May Affect Future Results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Act, and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 28, 2014 and in Item 1A of this quarterly report on Form 10-Q. We encourage you to read that section carefully.
Fiscal Calendar
We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three and six months ended October 3, 2014 consisted of 13 and 27 weeks, respectively. The three and six months ended September 27, 2013 consisted of 13 and 26 weeks, respectively.
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

Recent Developments
The Planned Separation of Information Management from the Security Businesses
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of 100% of the capital stock of our information management business. We expect to complete the transaction by the end of December 2015, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional cost information, see Note 5.
Change in Management
On September 25, 2014, our Board of Directors appointed Michael Brown, previously interim Chief Executive Officer, as President and Chief Executive Officer.
Our Operating Segments
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. In the second quarter of fiscal 2015, we modified our segment reporting structure to match our new operating structure. The three reporting segments which are the same as our operating segments are:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. These products include our SSL Certificates, authentication, mail and web security, data center security, data loss prevention, information security services, endpoint security and management, encryption, and mobile offerings.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, ensuring that our customers' IT infrastructure and mission-critical applications are protected, managed and available.

Financial Results and Trends
Total revenue decreased by $20 million for the three months ended October 3, 2014, as compared to the same period last year, primarily due to declines in our content, subscription and maintenance revenue. Content, subscription, and maintenance revenue decreased by $54 million for the three months ended October 3, 2014, as compared to the same period last year, primarily due to weakness in our information availability offerings and declines in our core consumer security businesses. We experienced license revenue growth for the three and six months ended October 3, 2014, as compared to the same period last year, primarily due to growth in our NetBackup appliances.
Revenue decreased domestically for the three and six months ended October 3, 2014, while international revenue experienced a net revenue increase for the six months ended October 3, 2014, in each case as compared to the same period last year. The increase in international revenue was due to a favorable foreign currency fluctuation of $24 million in the Europe, Middle East, and Africa ("EMEA") region.
Gross margins remained constant at 83% and 82% during the three and six months ended October 3, 2014, respectively, when compared to the same period last year. Additionally, total cost of revenue remained relatively consistent for the three months ended October 3, 2014, as compared to the same period in the prior year.
Operating expenses declined by $114 million and $195 million for the three and six months ended October 3, 2014, respectively, as compared to the same period in the prior year, primarily due to lower restructuring costs.

We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended October 3, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.
RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Content, subscription, and maintenance revenue	$1,445	$1,499	$(54)	(4)%	$3,019	$3,019	$—	—%
Percentage of total net revenue	89%	92%			90%	90%
License revenue	172	138	34	25%	333	327	6	2%
Percentage of total net revenue	11%	8%			10%	10%
Total	$1,617	$1,637	$(20)	(1)%	$3,352	$3,346	$6	—%
Content, subscription and maintenance revenue represented 89% and 90% of total net revenue for the three and six months ended October 3, 2014, respectively. Our content, subscription and maintenance revenue decreased by $54 million for the three months ended October 3, 2014, compared to the same period last year, primarily due to weakness in our information availability offerings and declines in our core consumer security businesses. Content, subscription and maintenance revenue remained consistent for the six months ended October 3, 2014, compared to the same period last year.
Our license revenue, which includes sales from software licenses, appliances, and certain revenue-sharing arrangements, increased by $34 million and $6 million during the three and six months ended October 3, 2014, respectively, compared to the same period last year. The license revenue growth was primarily due to growth in our NetBackup appliances.

Net Revenue and Operating Income by Segment
Consumer Security Segment

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Consumer Security revenue	$485	$518	$(33)	(6)%	$1,018	$1,042	$(24)	(2)%
Percentage of total net revenue	30%	32%			30%	31%
Consumer Security operating income	$257	$225	$32	14%	$525	$449	$76	17%
Consumer Security operating margin	53%	43%			52%	43%
Consumer Security revenue decreased by $33 million and $24 million for the three and six months ended October 3, 2014, respectively, as compared to the same period last year. The consumer security revenue decrease was primarily due to declines in our core consumer security products driven by our channel strategy to exit certain high-cost and unprofitable original equipment manufacturer ("OEM") arrangements, coupled with the impact of our decision to change our renewal practices.
Consumer Security operating income increased $32 million and $76 million for the three and six months ended October 3, 2014, respectively, as compared to the same period last year, primarily due to reductions in advertising and promotion costs.
Enterprise Security Segment

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Enterprise Security revenue	$511	$517	$(6)	(1)%	$1,063	$1,061	$2	—%
Percentage of total net revenue	32%	31%			32%	32%
Enterprise Security operating income	$85	$80	$5	6%	$155	$138	$17	12%
Enterprise Security operating margin	17%	15%			15%	13%
Enterprise Security revenue remained relatively consistent for the three and six months ended October 3, 2014, respectively, as compared to the same period last year, as growth in our endpoint security products was largely offset by weakness in our endpoint management products.
Enterprise Security operating income increased $5 million and $17 million for the three and six months ended October 3, 2014, respectively, as compared to the same period last year primarily due to reductions in outside services costs.
Information Management Segment

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Information Management revenue	$621	$602	$19	3%	$1,271	$1,243	$28	2%
Percentage of total net revenue	38%	37%			38%	37%
Information Management operating income	$122	$145	$(23)	(16)%	$211	$293	$(82)	(28)%
Information Management operating margin	20%	24%			17%	24%
Information Management revenue increased $19 million and $28 million for the three and six months ended October 3, 2014, respectively, when compared to the same period last year, primarily due to an increase in revenue from our NetBackup appliances offset by weakness in our information availability offerings and Backup Exec products.
Information Management operating income decreased $23 million and $82 million for the three and six months ended October 3, 2014, respectively, when compared to the same period last year, driven by increases in headcount related expenses as well as increases in equipment costs related to our appliance offerings.

Net Revenue by Geography

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Americas (U.S., Canada and Latin America)
Consumer segment	$279	$297	$(18)	(6)%	$586	$608	$(22)	(4)%
Enterprise Security segment	271	279	(8)	(3)%	562	568	(6)	(1)%
Information Management segment	334	314	20	6%	676	647	29	4%
Total Americas	$884	$890	$(6)	(1)%	$1,824	$1,823	$1	—%
Percentage of total net revenue	55%	54%			55%	54%
EMEA (Europe, Middle East, Africa)
Consumer segment	$135	$142	$(7)	(5)%	$283	$278	$5	2%
Enterprise Security segment	141	135	6	4%	291	278	13	5%
Information Management segment	179	180	(1)	(1)%	376	371	5	1%
Total EMEA	$455	$457	$(2)	—%	$950	$927	$23	2%
Percentage of total net revenue	28%	28%			28%	28%
Asia Pacific/Japan
Consumer segment	$71	$79	$(8)	(10)%	$149	$156	$(7)	(4)%
Enterprise Security segment	99	103	(4)	(4)%	210	215	(5)	(2)%
Information Management segment	108	108	—	—%	219	225	(6)	(3)%
Total Asia Pacific/Japan	$278	$290	$(12)	(4)%	$578	$596	$(18)	(3)%
Percentage of total net revenue	17%	18%			17%	18%
Total	$1,617	$1,637	$(20)	(1)%	$3,352	$3,346	$6	—%

U.S.	$770	$789	$(19)	(2)%	$1,602	$1,619	$(17)	(1)%
U.S. percentage of total net revenue	48%	48%			48%	48%
International	847	848	(1)	—%	1,750	1,727	23	1%
International percentage of total net revenue	52%	52%			52%	52%
Total	$1,617	$1,637	$(20)	(1)%	$3,352	$3,346	$6	—%
Revenue decreased domestically during the three and six months ended October 3, 2014. The EMEA region revenue increased for the six months ended October 3, 2014, when compared to the same period last year, due to a favorable foreign currency fluctuation of $24 million. The Asia Pacific and Japan region included an unfavorable foreign currency fluctuation of $8 million for the six months ended October 3, 2014, compared to the same period last year.
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

Cost of Revenue

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Cost of content, subscription, and maintenance	$240	$252	$(12)	(5)%	$509	$515	$(6)	(1)%
As a percentage of related revenue	17%	17%			17%	17%
Cost of license	25	19	6	32%	52	41	11	27%
As a percentage of related revenue	15%	14%			16%	13%
Amortization of intangible assets	13	13	—	—%	26	28	(2)	(7)%
As a percentage of total net revenue	1%	1%			1%	1%
Total	$278	$284	$(6)	(2)%	$587	$584	$3	1%
Gross margin	83%	83%			82%	83%
Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Our total cost of revenue remained relatively consistent for the three and six months ended October 3, 2014, compared to the same period last year. Cost of license increased for the three and six months ended October 3, 2014, compared to the same period last year, primarily due to direct costs associated with our appliance offerings.
Operating Expenses

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Sales and marketing expense	$565	$592	$(27)	(5)%	$1,209	$1,244	$(35)	(3)%
Percentage of total net revenue	35%	36%			36%	37%
Research and development expense	276	248	28	11%	584	510	74	15%
Percentage of total net revenue	17%	15%			17%	15%
General and administrative expense	93	114	(21)	(18)%	196	233	(37)	(16)%
Percentage of total net revenue	6%	7%			6%	7%
Amortization of intangible assets	27	29	(2)	(7)%	56	100	(44)	(44)%
Percentage of total net revenue	2%	2%			2%	3%
Restructuring, separation, and transition expense	30	122	(92)	(75)%	50	203	(153)	(75)%
Percentage of total net revenue	2%	7%			2%	6%
Total	$991	$1,105	$(114)	(10)%	$2,095	$2,290	$(195)	(9)%
Sales and marketing expense decreased for the three and six months ended October 3, 2014, as compared to the same period last year, primarily due to lower OEM royalty fees of $36 million and $70 million, respectively. This decline for the three months ended October 3, 2014 was partially offset by an increase of $5 million in salaries and wages. The decline for the six months ended October 3, 2014 was partially offset by an increase of $30 million in marketing expenses.
Research and development expense increased for the three months ended October 3, 2014, as compared to the same period last year, due to higher information technology and equipment costs of $10 million and an increase in other expenses of $9 million. Research and development expense increased for the six months ended October 3, 2014, as compared to the same period last year, due to higher salaries and wages of $17 million, higher equipment costs of $18 million and an increase in information technology and telecom costs of $14 million.
General and administrative expense decreased for the three and six months ended October 3, 2014, as compared to the same period last year, primarily due to a reduction of outside services usage of $14 million and $26 million, respectively.
Amortization of intangible assets decreased by $44 million for the six months ended October 3, 2014, as compared to the same period last year, as a result of various customer relationship intangibles becoming fully amortized at the end of the June 28, 2013 quarter.

Restructuring, separation, and transition costs decreased by $92 million and $153 million for the three and six months ended October 3, 2014, respectively, as compared to the same period last year, as a result of the restructuring plan initiated in the fourth quarter fiscal 2013, which was substantially completed as of end of the year ended March 28, 2014.
The foreign currency effects on our operating expenses remained relatively consistent for the three and six months ended October 3, 2014, as compared to the same period last year.
Non-Operating Income (Expense), net

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Interest income	$3	$3			$6	$6
Interest expense	(19)	(20)			(40)	(45)
Other income, net	1	20			2	38
Total	$(15)	$3	$(18)	(600)%	$(32)	$(1)	$(31)	3,100%
Percentage of total net revenue	(1)%	—%			(1)%	—%
Non-operating expense, net, decreased for the three and six months ended October 3, 2014, compared to the same period last year, due to a realized gain from sale of short-term investments of $16 million and $32 million during the three and six months ended September 27, 2013, respectively.
Provision for Income Taxes

	Three Months Ended				Six Months Ended
	October 3, 2014	September 27, 2013	Change in		October 3, 2014	September 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Provision for income taxes	$89	$10	$79	790%	$158	$73	$85	116%
Effective tax rate on earnings	27%	4%			25%	15%
The effective tax rate was approximately 27% and 25% for the three and six months ended October 3, 2014, and 4% and 15% for the three and six months ended September 27, 2013, respectively. For the three and six months ended October 3, 2014, the tax expense was reduced by $3 million and $20 million, respectively, in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. For further information on our effective tax rate, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.
For the three and six months ended September 27, 2013, the tax provision was reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal

2012, as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit. The tax provision for the three and six months ended September 27, 2013 was further reduced by $8 million and $11 million in tax benefits, respectively, primarily resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. These tax benefits were offset by $6 million and $12 million in tax expense, for the three and six months ended September 27, 2013, respectively, resulting from the sale of short-term investments.
The provision for the three and six months ended October 3, 2014 and September 27, 2013 otherwise reflects a forecasted tax rate of 27% and 29%, for each period respectively. The forecasted tax rates for all periods presented reflect the benefits of lower-taxed international earnings and domestic manufacturing incentives, partially offset by state income taxes. The forecasted tax rate for the period ended September 27, 2013 includes the partial benefit of the U.S. federal Research and Development tax credit which expired on December 31, 2013.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, remeasurement, and/or release in the next 12 months, by between $30 million and $150 million. Depending on the nature and timing of such settlements and expiration of statutes of limitations during the next 12 months, we estimate between $15 million and $70 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of October 3, 2014, we have $127 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec fiscal 2009 through 2013 audit cycle, and it is reasonably possible that additional cash payments between $15 million and $65 million will be made in the next 12 months. We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of October 3, 2014, we had cash, cash equivalents and short term investments of $3.8 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $4.8 billion. As of October 3, 2014, $2.5 billion in cash and cash equivalents were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Senior Notes:  In the first quarter of fiscal 2013, we issued $600 million in principal amount of 2.75% senior notes due June 15, 2017, and $400 million in principal amount of 3.95% senior notes due June 15, 2022, for an aggregate principal amount of $1.0 billion. In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 15, 2015, and $750 million in principal amount of 4.20% senior notes due September 15, 2020, for an aggregate principal amount of $1.1 billion.
Revolving Credit Facility:  In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of October 3, 2014, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as fund any cash dividends, principal and interest payments on debt, and repurchases of our stock, for at least the next 12 months and foreseeable future. Since the beginning of fiscal 2014, we have implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.
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
Stock Repurchases: For the six months ended October 3, 2014, we repurchased 11 million shares, or $250 million, of our common stock. During the six months ended September 27, 2013, we repurchased 10 million shares, or $250 million, of our common stock. Our active stock repurchase program had $408 million remaining authorized for future repurchase as of October 3, 2014, with no expiration date.
Dividend Program:  During the six months ended October 3, 2014, we declared and paid a cash dividend of $0.30 per common share for a total of $207 million. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. During the six months ended September 27, 2013, we declared and paid cash dividends of $0.30 per common share for a total of $210 million. On November 5, 2014, we declared a cash dividend of $0.15 per share of common stock to be paid on December 17, 2014 to stockholders of record as of the close of business on November 24, 2014. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plan: Our Board of Directors has approved the strategic decision to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. We expect to complete this transaction by the end of December 2015, subject to market, regulatory and certain other conditions. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be completed in fiscal 2016. In connection with this plan, through October 3, 2014, we incurred charges of $17 million consisting of $8 million related to severance costs, and $9 million in separation costs. As of November 3, 2014, we expect to incur total severance and facilities costs between $100 million and $120 million, approximately half of which is expected to be incurred in fiscal 2015. We expect to incur separation costs between $80 million and $100 million, excluding any potential tax implications outside the U.S and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $180 million and $220 million. As a result of the restructuring, we expect headcount reductions of approximately 10%.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	October 3, 2014	September 27, 2013

	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$466	$503
Investing activities	(722)	(170)
Financing activities	(404)	(1,317)

We expect cash from our operating, investing, and financing activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing and amount of tax and other liability payments.
Operating Activities
Net cash provided by operating activities was $466 million for the six months ended October 3, 2014, which resulted from net income of $480 million adjusted for non-cash items, including depreciation and amortization of $229 million, as well as net changes in trade receivables resulting in inflows of $268 million. These amounts were partially offset by decreases in deferred revenue of $374 million, accrued compensation of $50 million, and income taxes payable of $101 million.
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
Investing Activities
Net cash used in investing activities was $722 million for the six months ended October 3, 2014, and was primarily due to the purchase of $1.1 billion of short-term investments and payments of $199 million for capital expenditures, partially offset by $411 million from maturities in short-term investments, and $156 million from sales of our short-term investments.
Net cash used in investing activities was $170 million for the six months ended September 27, 2013, and was primarily due to payments of $118 million for capital expenditures, and the purchase of $102 million of short-term investments, offset by $67 million in net proceeds from the sale of our short-term investments.
Financing Activities
Net cash used in financing activities was $404 million for the six months ended October 3, 2014, and was primarily due to repurchases of our common stock of $250 million and dividend payments of $207 million, partially offset by proceeds from sales of common stock under employee stock plans of $66 million.
Net cash used in financing activities was $1.3 billion for the six months ended September 27, 2013, and was primarily due to the repayment of our 1.00% notes of $1.2 billion, repurchases of our common stock of $250 million and a dividend payment of $210 million, partially offset by proceeds from the exercise of our note hedge of $189 million and proceeds from sales of common stock under employee stock plans of $160 million.
Contractual Obligations
There have been no significant changes during the six months ended October 3, 2014 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures during the six months ended October 3, 2014 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. There have been no material changes from the risk factors previously disclosed in our Annual Report, except for the following risk factors. The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.

We are pursuing a plan to separate our information management business into a new, independent publicly-traded company. The proposed separation may not be completed on the currently contemplated timeline or at all and, if completed, may not achieve the intended benefits.

In October 2014, we announced a plan to separate into two independent publicly-traded companies through a tax-free distribution to Symantec stockholders of 100% of the capital stock of our information management business (the “spin-off”). We could be delayed or prevented from completing the proposed separation, or be forced to complete it on terms or conditions that are less favorable and/or different than expected, for a variety of reasons, including unanticipated developments, such as delays in obtaining regulatory approvals or clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the proposed separation. Moreover, following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. In addition, we expect to spend substantial time, money and effort on completing the proposed separation without any assurance that it will be completed. Our investments in terms of financial and management resources may be significantly higher than expected, which could limit our ability to pursue other business opportunities and distract us from operating our businesses as currently conducted.

If the separation, together with certain related transactions, is determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or the independent information management business could incur significant U.S. federal income tax liabilities.

Receipt of opinions from outside tax counsel and from a national accounting firm (together, the “tax opinions”) substantially to the effect that, for U.S. federal income tax purposes, the proposed separation and certain related internal transactions (collectively the "separation") will qualify under Sections 355 and 368 of the Internal Revenue Code (the “Code), will be a condition to the completion of the separation. In addition, we will seek a private letter ruling from the IRS to the effect that, among other things, certain aspects of the spin-off and certain other related transactions will not disqualify the spin-off or the related transactions from receiving the generally tax-free treatment that we are anticipating for U.S. federal income tax purposes under the same Code sections. The tax opinions and private letter ruling will rely on certain facts, assumptions, representations and undertakings, including those regarding the past and future conduct of certain of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we and our stockholders may not be able to rely on the tax opinions and could be subject to significant tax liabilities. Notwithstanding the tax opinions and private letter ruling, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the tax opinions, or for other reasons. The tax opinions will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the tax opinions and such challenge could prevail.

If the separation is determined to be taxable for U.S. federal income tax purposes, we and those of our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the spin-off fails to qualify for tax-free treatment, the transactions would, for U.S. federal income tax purposes, be treated as if the stock of the independent information management business was sold in a taxable sale for its fair market value, and our stockholders who are subject to U.S. federal income tax would be treated as receiving a taxable distribution in an amount equal to the fair market value of the stock received in the spin-off. Additionally, the parties and their respective affiliates could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain related internal transactions undertaken in connection with the separation are taxable.

The parties might not be able to engage in desirable strategic transactions and equity issuances following the separation because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

The parties' ability to engage in significant equity transactions could be limited or restricted after the separation in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the separation and certain related internal transactions. Even if the separation otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to Symantec if 50% or more, by vote or value, of our shares or shares of the independent information management business are acquired or issued as part of a plan or series of related transactions that includes the separation. Any acquisitions or issuances of the shares of either party within two years after the separation are generally presumed to be part of such a plan, although the parties may be able to rebut that presumption.

To preserve the tax-free treatment to us of the separation, the parties will agree not to take or fail to take any action that prevents the separation and related transactions from being tax-free, among other restrictions. These restrictions may limit our ability to pursue strategic transactions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchases during the three months ended October 3, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions, except per share data)
July 5, 2014 to August 1, 2014	2	$23.17	2	$478
August 2, 2014 to August 29, 2014	2	$24.14	2	$427
August 30, 2014 to October 3, 2014	1	$24.45	1	$408
Total	5	$23.75	5
For information regarding our stock repurchase programs, see Note 7 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
Thomas J. Seifert
Executive Vice President and Chief Financial Officer
Date: November 7, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	File Date	Filed with this 10-Q
10.1*	Executive Employment Agreement, dated September 24, 2014, by and between Symantec Corporation and Michael A. Brown	8-K	000-17781	10.01	9/26/2014

10.02*	FY15 Executive Annual Incentive Plan - Chief Executive Officer					X

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.