Form 10-Q
period 2015-01-02
SYMANTEC CORP
filed 2015-02-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 30, 2015: 682,380,095 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended January 2, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2, 2015	March 28, 2014*

	(Unaudited) (Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,764	$3,707
Short-term investments	976	377
Trade accounts receivable, net	982	1,007
Inventories, net	12	14
Deferred income taxes	143	142
Deferred commissions	120	115
Other current assets	258	290
Total current assets	5,255	5,652
Property and equipment, net	1,186	1,116
Intangible assets, net	669	768
Goodwill	5,854	5,858
Long-term deferred commissions	25	21
Other long-term assets	113	124
Total assets	$13,102	$13,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212	$282
Accrued compensation and benefits	382	365
Deferred revenue	2,961	3,322
Current portion of long-term debt	350	—
Other current liabilities	328	337
Total current liabilities	4,233	4,306
Long-term debt	1,745	2,095
Long-term deferred revenue	533	581
Long-term deferred tax liabilities	465	425
Long-term income taxes payable	133	252
Other long-term obligations	83	83
Total liabilities	7,192	7,742
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	6,230	6,744
Accumulated other comprehensive income	119	194
Accumulated deficit	(446)	(1,148)
Total stockholders’ equity	5,910	5,797
Total liabilities and stockholders’ equity	$13,102	$13,539
*Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

	(Unaudited) (In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,412	$1,508	$4,431	$4,527
License	226	197	559	524
Total net revenue	1,638	1,705	4,990	5,051
Cost of revenue:
Content, subscription, and maintenance	239	244	748	759
License	28	26	80	67
Amortization of intangible assets	12	13	38	41
Total cost of revenue	279	283	866	867
Gross profit	1,359	1,422	4,124	4,184
Operating expenses:
Sales and marketing	563	610	1,772	1,854
Research and development	267	252	851	762
General and administrative	94	98	290	331
Amortization of intangible assets	27	28	83	128
Restructuring, separation, and transition	81	29	131	232
Total operating expenses	1,032	1,017	3,127	3,307
Operating income	327	405	997	877
Interest income	3	3	9	9
Interest expense	(20)	(20)	(60)	(65)
Other income (loss), net	2	(1)	4	37
Income before income taxes	312	387	950	858
Provision for income taxes	90	104	248	177
Net income	$222	$283	$702	$681
Basic net income per share	$0.32	$0.41	$1.02	$0.98
Diluted net income per share	$0.32	$0.40	$1.01	$0.96
Weighted-average shares outstanding — basic	689	696	690	697
Weighted-average shares outstanding — diluted	697	702	697	706
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

	(Unaudited) (Dollars in millions)
Net income	$222	$283	$702	$681
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(35)	(1)	(75)	(5)
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes of $0 million for the three months ended January 2, 2015 and December 27, 2013, and $0 million for the nine months ended January 2, 2015 and December 27, 2013	—	—	—	—
Reclassification adjustments for realized gain included in net income, net of taxes of $0 million for the three months ended January 2, 2015 and December 27, 2013, and $0 million and $10 million for the nine months ended January 2, 2015 and December 27, 2013, respectively	—	—	—	(14)
Net change in unrealized loss on available-for-sale securities	—	—	—	(14)
Other comprehensive loss, net of taxes	(35)	(1)	(75)	(19)
Comprehensive income	$187	$282	$627	$662
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 2, 2015	December 27, 2013

	(Unaudited) (Dollars in millions)
OPERATING ACTIVITIES:
Net income	$702	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213	207
Amortization of intangible assets	121	170
Amortization of debt issuance costs and discounts	3	6
Stock-based compensation expense	140	111
Deferred income taxes	28	9
Excess income tax benefit from the exercise of stock options	(6)	(13)
Net gain from sale of short-term investments	—	(32)
Other	8	8
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(7)	145
Inventories, net	1	11
Deferred commissions	(16)	27
Accounts payable	(65)	(54)
Accrued compensation and benefits	28	(83)
Deferred revenue	(232)	(470)
Income taxes payable	(94)	30
Other assets	22	30
Other liabilities	(22)	49
Net cash provided by operating activities	824	832
INVESTING ACTIVITIES:
Purchases of property and equipment	(300)	(183)
Payments for acquisitions, net of cash acquired, and purchases of intangibles	(39)	(17)
Purchases of short-term investments	(1,429)	(174)
Proceeds from maturities of short-term investments	495	99
Proceeds from sales of short-term investments	270	67
Net cash used in investing activities	(1,003)	(208)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(19)	(1,189)
Proceeds from convertible note hedge	—	189
Net proceeds from sales of common stock under employee stock benefit plans	78	183
Excess income tax benefit from the exercise of stock options	6	13
Tax payments related to restricted stock units	(37)	(32)
Dividends paid, net	(311)	(314)
Repurchases of common stock	(375)	(375)
Proceeds from other financing, net	36	—
Net cash used in financing activities	(622)	(1,525)
Effect of exchange rate fluctuations on cash and cash equivalents	(142)	29
Change in cash and cash equivalents	(943)	(872)
Beginning cash and cash equivalents	3,707	4,685
Ending cash and cash equivalents	$2,764	$3,813
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of January 2, 2015 and March 28, 2014, and for the three and nine months ended January 2, 2015 and December 27, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. The results of operations for the three and nine months ended January 2, 2015 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and nine month ended periods in this report relate to fiscal periods ended January 2, 2015 and December 27, 2013. The nine months ended January 2, 2015 consisted of 40 weeks, whereas the nine months ended December 27, 2013 consisted of 39 weeks. Our 2015 fiscal year consists of 53 weeks and ends on April 3, 2015.
There have been no material changes in our significant accounting policies for the three and nine months ended January 2, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014. Certain immaterial amounts in our 2014 Condensed Consolidated Financial Statements within operating expenses have been reclassified to be comparable with classifications used in our 2015 Condensed Consolidated Financial Statements.
The planned separation of Information Management from the Security Business
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of all of the capital stock of our information management business. We expect to complete the transaction by the end of December 2015, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional cost information for restructuring actions being taken in connection with the planned separation, see Note 5.
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
Recently issued authoritative guidance
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for the Company April 4, 2015, and is expected to impact the treatment of the planned separation of our information management business that is expected to occur by the end of December 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact of adopting this new accounting guidance on our Condensed Consolidated Financial Statements and related disclosures.
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
There have been no transfers between fair value measurement levels during the nine months ended January 2, 2015. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	January 2, 2015			March 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total

	(Dollars in millions)
Cash equivalents	$1,503	$67	$1,570	$2,380	$40	$2,420
Short-term investments:
Corporate bonds	—	270	270	—	120	120
U.S. government securities	299	—	299	95	—	95
U.S. agency securities	—	82	82	—	45	45
Commercial paper	—	221	221	—	24	24
Other investments	—	99	99	—	47	47
Marketable equity securities	5	—	5	6	—	6
Fair value of debt
As of January 2, 2015 and March 28, 2014, the fair value of the Company’s current and long-term debt was $2.2 billion based on Level 2 inputs.
Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

	Consumer Security	Enterprise Security	Information Management	Total

	(Dollars in millions)
Net balance as of March 28, 2014	$1,233	$1,918	$2,707	$5,858
Additions (1)	—	11	—	11
Adjustments (2)	(3)	(8)	(4)	(15)
Net balance as of January 2, 2015	$1,230	$1,921	$2,703	$5,854

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

Intangible assets, net

	January 2, 2015			March 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(Dollars in millions)
Customer relationships	$734	$(516)	$218	$766	$(469)	$297
Developed technology	296	(159)	137	287	(142)	145
Finite-lived tradenames	125	(113)	12	125	(103)	22
Patents	21	(16)	5	21	(14)	7
Total finite-lived intangible assets	1,176	(804)	372	1,199	(728)	471
Indefinite-lived tradenames	297	—	297	297	—	297
Total	$1,473	$(804)	$669	$1,496	$(728)	$768
During the third quarter of fiscal 2015, we acquired rights to certain technology for $20 million. This cost was assigned to developed technology and will be amortized to cost of goods sold on a straight-line basis over the estimated useful life of three years.
Total future amortization expense for intangible assets that have finite lives is as follows:

January 2, 2015
(Dollars in millions)
Remainder of fiscal 2015	$40
2016	112
2017	93
2018	71
2019	37
Thereafter	19
Total	$372
Note 4. Supplemental Financial Information
Property and equipment, net

	January 2, 2015	March 28, 2014

	(Dollars in millions)
Land	$79	$79
Computer hardware and software	1,719	1,797
Office furniture and equipment	126	140
Buildings	544	539
Leasehold improvements	372	356
Construction in progress	93	28
	2,933	2,939
Accumulated depreciation	(1,747)	(1,823)
Total	$1,186	$1,116

Dividends and dividend equivalents
During the quarter ended January 2, 2015, we declared and paid a cash dividend of $0.15 per common share for a total of $104 million. During the nine months ended January 2, 2015, we declared and paid cash dividends of $0.45 per common share for a total of $311 million. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units.
On February 5, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on March 18, 2015 to stockholders of record as of the close of business on February 26, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total

	(Dollars in millions)
Balance as of March 28, 2014	$191	$3	$194
Other comprehensive income before reclassifications	(75)	—	(75)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of January 2, 2015	$116	$3	$119
There were no effects to net income of amounts reclassified from accumulated other comprehensive income for the three and nine months ended January 2, 2015.
Note 5. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs will include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs consist of consulting charges associated with the implementation of new Enterprise Resource Planning systems. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 8 of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Restructuring plans
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of January 2, 2015, the related costs for severance and benefits are substantially complete, however we expect to incur immaterial adjustments to existing reserves in subsequent periods.
Fiscal 2015 Plan
Our Board of Directors has approved the strategic decision to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. We expect to complete this transaction by the end of December 2015, subject to market, regulatory and certain other conditions. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be completed in fiscal 2016. We expect to incur total severance and facilities costs between $100 million and $120 million, more than half of which is expected to be incurred in fiscal 2015. We expect to incur separation costs between $80 million and $100 million, excluding any potential tax implications outside the U.S and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $180 million and $220 million. As of January 2, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2016.
Restructuring, separation, and transition expense summary

	Three Months Ended January 2, 2015	Nine Months Ended January 2, 2015
	(Dollars in millions)
Fiscal 2014 Plan Total	$—	$16
Fiscal 2015 Plan
Severance costs	39	47
Separation costs	29	38
Other exit and disposal costs	1	1
Fiscal 2015 Plan Total	69	86
Transition and other related costs	12	29
Total restructuring, separation, and transition costs	$81	$131
Restructuring, separation, and transition liabilities summary

	March 28, 2014	Costs, Net of Adjustments	Cash Payments	January 2, 2015	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2014 Plan Total	$38	$16	$(47)	$7	$238
Fiscal 2015 Plan
Severance costs	—	47	(15)	32	47
Separation costs	—	38	(31)	7	38
Other exit and disposal costs	—	1	—	1	1
Fiscal 2015 Plan Total	—	86	(46)	40	86
Total restructuring and separation liabilities	$38	102	$(93)	$47
Transition and other related costs		29
Total restructuring, separation, and transition costs		$131

Balance Sheet:	January 2, 2015	March 28, 2014
	(Dollars in millions)
Other current liabilities	$47	$37
Other long-term obligations	—	1
Total restructuring liabilities	$47	$38

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
In 2012, a sealed civil lawsuit was filed against Symantec related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the Department of Justice filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the Department of Justice and the relator on behalf of New York in an Omnibus Complaint; the state claims also do not state specific damages amounts.
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
Note 7. Stock Repurchases
The following table summarizes our stock repurchase activity:

	Three Months Ended January 2, 2015	Nine Months Ended January 2, 2015

	(In millions, except per share data)
Total number of shares repurchased	5	16
Dollar amount of shares repurchased	$125	$375
Average price paid per share	$25.63	$23.18
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2013, our Board of Directors authorized a $1.0 billion stock repurchase program which commenced in fiscal 2014. Our active stock repurchase program has $283 million remaining authorized for future repurchase as of January 2, 2015, and does not have an expiration date.
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

There were no intersegment sales during the three and nine months ended January 2, 2015 or December 27, 2013. Reclassifications of prior period information have been made to conform to the current period presentation. The following table summarizes the operating results of our reporting segments:

	Consumer Security	Enterprise Security	Information Management	Total Segments

	(Dollars in millions)
Three Months Ended January 2, 2015
Net revenue	$461	$509	$668	$1,638
Operating income	245	85	168	498
Three Months Ended December 27, 2013
Net revenue	517	528	660	1,705
Operating income	224	107	178	509
Nine Months Ended January 2, 2015
Net revenue	1,479	1,572	1,939	4,990
Operating income	770	240	379	1,389
Nine Months Ended December 27, 2013
Net revenue	1,559	1,589	1,903	5,051
Operating income	673	245	471	1,389
Operating segments are based upon the nature of the business and how the business is managed. Our CODM uses financial information to evaluate the performance of, and to assign resources to, each of the operating segments. We do not allocate to the operating segments certain operating expenses, which we manage separately at the corporate level. These unallocated costs can include stock-based compensation expense, amortization of intangible assets, restructuring, separation, and transition charges, and acquisition-related charges.
The reconciliation of total segment operating income to total consolidated operating income is as follows:

	Three Months Ended		Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

	(Dollars in millions)
Total segment operating income	$498	$509	$1,389	$1,389
Reconciling items:
Stock-based compensation	51	34	140	111
Amortization of intangibles	39	41	121	169
Restructuring, separation, and transition	81	29	131	232
Total consolidated operating income	$327	$405	$997	$877
Note 9. Stock-Based Compensation
The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

	(Dollars in millions)
Cost of revenue	$6	$5	$18	$13
Sales and marketing	20	15	55	44
Research and development	17	9	45	34
General and administrative	8	5	22	20
Total stock-based compensation expense	51	34	140	111
Tax benefit associated with stock-based compensation expense	(14)	(7)	(40)	(28)
Net stock-based compensation expense	$37	$27	$100	$83

The following table summarizes additional information pertaining to our stock-based compensation:

	Nine Months Ended
	January 2, 2015	December 27, 2013

	(Dollars in millions, except per grant data)
Restricted stock units
Weighted-average fair value per grant	$22.55	$24.46
Fair value of awards granted	$390	$231
Total fair value of awards vested	$98	$97
Total unrecognized compensation expense	$406	$273
Weighted-average remaining vesting period	3 years	3 years
Performance-based restricted stock units
Weighted-average fair value per grant	$26.30	$19.04
Fair value of awards granted	$44	$33
Total fair value of awards vested	$22	$12
Total unrecognized compensation expense	$20	$13
Weighted-average remaining vesting period	2 years	2 years
Stock options
Weighted-average fair value per grant	$—	$—
Total intrinsic value of stock options exercised	$11	$54
Total unrecognized compensation expense	$1	$6
Weighted-average remaining vesting period	1 year	1 year

Performance-based restricted stock units

Our Board of Directors appointed Michael A. Brown as our new President and Chief Executive Officer ("CEO"), effective September 24, 2014. During the second quarter of fiscal 2015, we granted 344,717 performance-based restricted stock units, ("PRUs") to our new CEO which had a fair value of $11 million. These PRUs are subject to vesting based on the Company’s achievement of (1) targeted non-GAAP earnings per share for fiscal 2015 and (2) the achievement of the total shareholder return ranking for the Company as compared to the S&P 500 for the 2 year period ending at the end of fiscal 2016 and for the three year period ending at the end of fiscal 2017. The fair value of these PRUs was calculated using a Monte Carlo simulation option pricing model. Additionally, we granted 147,736 restricted stock units (“RSUs”) to Mr. Brown that will vest in three annual installments beginning on September 1, 2015. The compensation expense is amortized ratably over the requisite service period.
Note 10. Income Taxes
The effective tax rate was approximately 29% and 26% for the three and nine months ended January 2, 2015, and 27% and 21% for the three and nine months ended December 27, 2013, respectively.
For the three and nine months ended January 2, 2015, the tax expense was reduced by $8 million and $28 million, respectively, in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. The tax provision was also reduced by $2 million in tax benefits for the three and nine months ended January 2, 2015 resulting from the extension of the U.S. federal research and development tax credit through 2014 ("R&D credit") as part of the Tax Increase Prevention Act of 2014. There was no benefit to the tax provision, in the three and nine months ended January 2, 2015, resulting from separation costs incurred in these periods.
For the three and nine months ended December 27, 2013, the tax provision was reduced by a net tax benefit of $7 million related to certain foreign operations. The tax provision for the three and nine months ended December 27, 2013 was also reduced by $2 million and $13 million in tax benefits, respectively, primarily resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. For the nine months ended December 27, 2013, the tax provision was further reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012, as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit. These tax benefits were partially offset by $12 million in tax expense, in the nine months ended December 27, 2013, resulting from the sale of short-term investments.
The provision for the three and nine months ended January 2, 2015 and December 27, 2013 otherwise reflects a forecasted tax rate of 28% and 29%, for each period, respectively. The forecasted tax rates for all periods presented reflect the benefits of lower-taxed international earnings and domestic manufacturing incentives, and the R&D credit, partially offset by state income taxes. The forecasted tax rate for the period ended January 2, 2015 includes the partial benefit of the R&D credit which expired on December 31, 2014.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, remeasurement, and/or release in the next 12 months, by between $30 million and $150 million. Depending on the nature and timing of such settlements and expiration of statutes of limitations during the next 12 months, we estimate between $15 million and $70 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of January 2, 2015, we have $127 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec fiscal 2009 through 2013 audit cycle, and it is reasonably possible that additional cash payments between $15 million and $65 million will be made in the next 12 months.
We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 11. Earnings Per Share
The components of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013

	(In millions, except per share data)
Net income	$222	$283	$702	$681
Net income per share — basic	$0.32	$0.41	$1.02	$0.98
Net income per share — diluted	$0.32	$0.40	$1.01	$0.96
Weighted-average outstanding common shares — basic	689	696	690	697
Dilutive potential shares from stock-based compensation	8	6	7	9
Weighted-average shares outstanding — diluted	697	702	697	706
Anti-dilutive weighted-average employee share based awards	—	4	1	5
Note 12. Subsequent Events

On February 3, 2015, our Board of Directors authorized a new $1.0 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the previous program with $283 million remaining authorized for future repurchase.

On December 8, 2010, Intellectual Ventures ("IV") sued Symantec for patent infringement in the U.S. District Court in Delaware. The complaint alleged infringement of four patents by various Symantec internet security products, including Norton security products, Symantec Endpoint Protection, and other Symantec email and web security products. In January 2014, one patent was dismissed from the case. On January 26, 2015, a jury trial began on the remaining three patents. At trial, IV requested a damages award of up to $299 million. Symantec offered evidence that the three patents were invalid and not infringed. Symantec also offered evidence that, even if any of the patents are found to be valid and infringed, any damages would be significantly lower than the amount requested by IV.  After a nine-day trial, on February 6, 2015, the jury issued a verdict finding that:  two of the three patents are valid and infringed and awarded damages in the amount of $17 million.  Symantec is considering its options to overturn all or part of the verdict, including the filing of post-trial motions for judgment as a matter of law and/or a motion for a new trial and/or filing an appeal to the Federal Circuit. Symantec does not believe that it is probable that it has incurred a material loss and, as a result, has not made an accrual for this matter.
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
Fiscal Calendar
We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three and nine months ended January 2, 2015 consisted of 13 and 40 weeks, respectively. The three and nine months ended December 27, 2013 consisted of 13 and 39 weeks, respectively.
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
The Planned Separation of Information Management from the Security Business
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of all of the capital stock of our information management business. We expect to complete the transaction by the end of December 2015, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional cost information, see Note 5.
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

Financial Results and Trends
Total revenue decreased by $67 million and $61 million for the three and nine months ended January 2, 2015, respectively, as compared to the same periods last year, reflecting declines in our content, subscription and maintenance revenue, partially offset by increased license revenue. Content, subscription, and maintenance revenue decreased by $96 million for both the three and nine months ended January 2, 2015, as compared to the same periods last year, primarily due to the general strengthening of the U.S. dollar against foreign currencies combined with a decline in our consumer security business. We experienced license revenue growth for the three and nine months ended January 2, 2015, as compared to the same periods last year, primarily due to growth in our NetBackup products. Revenue decreased internationally for the three and nine months ended January 2, 2015, while domestic revenue was relatively consistent for the three and nine months ended January 2, 2015, in each case as compared to the same periods last year. The decreases in international revenue were primarily due to unfavorable foreign currency fluctuations in the Europe, Middle East, and Africa ("EMEA") and Asia Pacific/Japan regions.
Gross margins remained constant at 83% for both the three and nine months ended January 2, 2015, respectively, when compared to the same periods last year. Additionally, total cost of revenue remained relatively consistent for the three and nine months ended January 2, 2015, as compared to the same periods in the prior year.
Operating expenses remained relatively consistent for the three months ended January 2, 2015, as compared to the same period in the prior year as costs associated with the fiscal 2015 restructuring plan were largely offset by lower selling and marketing expenses. Operating expenses declined by $180 million for the nine months ended January 2, 2015 as compared to the same period in the prior year, primarily due to lower restructuring costs related to our fiscal 2014 plan, which is substantially complete, and lower spending.
We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Critical Accounting Estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended January 2, 2015, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.

RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Content, subscription, and maintenance revenue	$1,412	$1,508	$(96)	(6)%	$4,431	$4,527	$(96)	(2)%
Percentage of total net revenue	86%	88%			89%	90%
License revenue	226	197	29	15%	559	524	35	7%
Percentage of total net revenue	14%	12%			11%	10%
Total	$1,638	$1,705	$(67)	(4)%	$4,990	$5,051	$(61)	(1)%
Content, subscription, and maintenance revenue represented 86% and 89% of total net revenue for the three and nine months ended January 2, 2015, respectively. Our content, subscription and maintenance revenue decreased by $96 million for the three and nine months ended January 2, 2015, as compared to the same periods last year primarily due to the general strengthening of the U.S. dollar against foreign currencies and declines in our consumer security business.
Our license revenue, which includes sales of software licenses, appliances, and certain revenue-sharing arrangements, increased by $29 million for the three months ended January 2, 2015, as compared to the same period last year due to an increase in sales of our NetBackup products. Growth from sales of our NetBackup products also drove license revenue growth of $35 million for the nine months ended January 2, 2015, which was partially offset by weakness in sales of our Backup Exec products.

Net Revenue and Operating Income by Segment
Consumer Security Segment

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Consumer Security revenue	$461	$517	$(56)	(11)%	$1,479	$1,559	$(80)	(5)%
Percentage of total net revenue	28%	30%			30%	31%
Consumer Security operating income	$245	$224	$21	9%	$770	$673	$97	14%
Consumer Security operating margin	53%	43%			52%	43%
Consumer Security revenue decreased by $56 million and $80 million for the three and nine months ended January 2, 2015, respectively, as compared to the same periods last year. The consumer security revenue decrease was primarily due to declines in our core consumer security products driven by our channel strategy to exit certain high-cost and unprofitable original equipment manufacturer ("OEM") arrangements, coupled with the impact of our decision to change our renewal practices.
Consumer Security operating income increased $21 million and $97 million for the three and nine months ended January 2, 2015, respectively, as compared to the same periods last year, primarily due to reductions in advertising and promotion costs.

Enterprise Security Segment

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Enterprise Security revenue	$509	$528	$(19)	(4)%	$1,572	$1,589	$(17)	(1)%
Percentage of total net revenue	31%	31%			31%	31%
Enterprise Security operating income	$85	$107	$(22)	(21)%	$240	$245	$(5)	(2)%
Enterprise Security operating margin	17%	20%			15%	15%
Enterprise Security revenue decreased by $19 million and $17 million for the three and nine months ended January 2, 2015, respectively, as compared to the same periods last year primarily due to unfavorable foreign currency fluctuations of $18 million and $13 million, respectively.
Enterprise Security operating income decreased $22 million for the three months ended January 2, 2015, as compared to the same period last year primarily due to the reduction in revenue. Enterprise Security operating income remained relatively consistent for the nine months ended January 2, 2015, as compared to the same period last year.
Information Management Segment

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Information Management revenue	$668	$660	$8	1%	$1,939	$1,903	$36	2%
Percentage of total net revenue	41%	39%			39%	38%
Information Management operating income	$168	$178	$(10)	(6)%	$379	$471	$(92)	(20)%
Information Management operating margin	25%	27%			20%	25%
Information Management revenue increased $8 million and $36 million for the three and nine months ended January 2, 2015, respectively, as compared to the same periods last year, primarily due to an increase in revenue from our NetBackup products partially offset by unfavorable foreign currency fluctuations and weakness in our Backup Exec products. In addition, the revenue increase for the nine months ended January 2, 2015 was partially offset by weakness in our information availability offerings.
Information Management operating income decreased $10 million and $92 million for the three and nine months ended January 2, 2015, respectively, as compared to the same periods last year, driven by increases in headcount related expenses including higher sales commissions expense and higher performance-based bonus expense.

Net Revenue by Geography

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Americas (U.S., Canada and Latin America)
Consumer Security segment	$270	$299	$(29)	(10)%	$856	$906	$(50)	(6)%
Enterprise Security segment	282	282	—	—%	844	850	(6)	(1)%
Information Management segment	355	333	22	7%	1,031	981	50	5%
Total Americas	$907	$914	$(7)	(1)%	$2,731	$2,737	$(6)	—%
Percentage of total net revenue	56%	54%			55%	54%
EMEA (Europe, Middle East, Africa)
Consumer Security segment	$125	$140	$(15)	(11)%	$408	$418	$(10)	(2)%
Enterprise Security segment	134	141	(7)	(5)%	425	419	6	1%
Information Management segment	205	213	(8)	(4)%	581	584	(3)	(1)%
Total EMEA	$464	$494	$(30)	(6)%	$1,414	$1,421	$(7)	—%
Percentage of total net revenue	28%	29%			28%	28%
Asia Pacific/Japan
Consumer Security segment	$66	$78	$(12)	(15)%	$215	$235	$(20)	(9)%
Enterprise Security segment	93	105	(12)	(11)%	303	320	(17)	(5)%
Information Management segment	108	114	(6)	(5)%	327	338	(11)	(3)%
Total Asia Pacific/Japan	$267	$297	$(30)	(10)%	$845	$893	$(48)	(5)%
Percentage of total net revenue	16%	17%			17%	18%
Total	$1,638	$1,705	$(67)	(4)%	$4,990	$5,051	$(61)	(1)%

U.S.	$808	$801	$7	1%	$2,410	$2,420	$(10)	—%
U.S. percentage of total net revenue	49%	47%			48%	48%
International	830	904	(74)	(8)%	2,580	2,631	(51)	(2)%
International percentage of total net revenue	51%	53%			52%	52%
Total	$1,638	$1,705	$(67)	(4)%	$4,990	$5,051	$(61)	(1)%
The Americas region revenue was relatively consistent during the three and nine months ended January 2, 2015, as compared to the same periods last year. The EMEA region revenue decreased for the three and nine months ended January 2, 2015, as compared to the same periods last year, due to unfavorable foreign currency fluctuations of $40 million and $16 million, respectively. The Asia Pacific and Japan region revenue decreased for the three and nine months ended January 2, 2015, as compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of $19 million and $28 million, respectively.
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
Cost of Revenue

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Cost of content, subscription, and maintenance	$239	$244	$(5)	(2)%	$748	$759	$(11)	(1)%
As a percentage of related revenue	17%	16%			17%	17%
Cost of license	28	26	2	8%	80	67	13	19%
As a percentage of related revenue	12%	13%			14%	13%
Amortization of intangible assets	12	13	(1)	(8)%	38	41	(3)	(7)%
As a percentage of total net revenue	1%	1%			1%	1%
Total	$279	$283	$(4)	(1)%	$866	$867	$(1)	—%
Gross margin	83%	83%			83%	83%
Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Our total cost of revenue remained relatively consistent for the three and nine months ended January 2, 2015, compared to the same periods last year. Cost of license increased for the nine months ended January 2, 2015, compared to the same period last year, primarily due to direct costs associated with our appliance offerings.
Operating Expenses

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Sales and marketing	$563	$610	$(47)	(8)%	$1,772	$1,854	$(82)	(4)%
Percentage of total net revenue	34%	36%			36%	37%
Research and development	267	252	15	6%	851	762	89	12%
Percentage of total net revenue	16%	15%			17%	15%
General and administrative	94	98	(4)	(4)%	290	331	(41)	(12)%
Percentage of total net revenue	6%	6%			6%	7%
Amortization of intangible assets	27	28	(1)	(4)%	83	128	(45)	(35)%
Percentage of total net revenue	2%	2%			2%	3%
Restructuring, separation, and transition	81	29	52	179%	131	232	(101)	(44)%
Percentage of total net revenue	5%	2%			3%	5%
Total	$1,032	$1,017	$15	1%	$3,127	$3,307	$(180)	(5)%

Sales and marketing expense decreased for the three and nine months ended January 2, 2015, as compared to the same periods last year, primarily due to lower OEM royalty fees of $53 million and $123 million, respectively. This decline for the three and nine months ended January 2, 2015 was partially offset by an increase of $8 million and $12 million in salaries and wages, respectively. The decline for the nine months ended January 2, 2015 was additionally offset by an increase of $37 million in marketing expenses.
Research and development expense increased for the three months ended January 2, 2015, as compared to the same period last year, due to increased stock-based compensation expense of $8 million. Research and development expense increased for the nine months ended January 2, 2015, as compared to the same period last year, due to higher salaries and wages of $25 million, higher equipment costs of $10 million, an increase in information technology and telecom costs of $15 million, and an increase in stock-based compensation expense of $11 million.
General and administrative expense decreased for the nine months ended January 2, 2015, as compared to the same period last year, primarily due to a reduction of outside services usage of $48 million.
Amortization of intangible assets decreased by $45 million for the nine months ended January 2, 2015, as compared to the same period last year, as a result of various customer relationship intangibles becoming fully amortized at the end of the June 28, 2013 quarter.

Restructuring, separation, and transition costs increased by $52 million for the three months ended January 2, 2015, as a result of the fiscal 2015 plan starting up in the second quarter of fiscal 2015. Restructuring, separation, and transition costs decreased by $101 million for the nine months ended January 2, 2015, as compared to the same period last year, as a result of the restructuring plan initiated in the fourth quarter fiscal 2013, which was substantially completed as of end of the year ended March 28, 2014.
We had favorable foreign currency fluctuations on our operating expenses of $22 million and $18 million, for the three and nine months ended January 2, 2015, as compared to the same periods last year, respectively.
Non-Operating Income (Expense), net

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Interest income	$3	$3			$9	$9
Interest expense	(20)	(20)			(60)	(65)
Other income (loss), net	2	(1)			4	37
Total	$(15)	$(18)	$3	(17)%	$(47)	$(19)	$(28)	147%
Percentage of total net revenue	(1)%	(1)%			(1)%	—%
Non-operating expense, net, decreased for the three months ended January 2, 2015, compared to the same period last year, primarily due to changes in foreign currency exchange rates. Non-operating expense, net, increased for the nine months ended January 2, 2015, due to a realized gain from the sale of short-term investments of $32 million during the nine months ended December 27, 2013.
Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	January 2, 2015	December 27, 2013	Change in		January 2, 2015	December 27, 2013	Change in
			$	%			$	%

	(Dollars in millions)
Provision for income taxes	$90	$104	$(14)	(13)%	$248	$177	$71	40%
Effective tax rate on earnings	29%	27%			26%	21%
The effective tax rate was approximately 29% and 26% for the three and nine months ended January 2, 2015 respectively, and 27% and 21% for the three and nine months ended December 27, 2013, respectively.

For the three and nine months ended January 2, 2015, the tax expense was reduced by $8 million and $28 million, respectively, in tax benefits primarily resulting from tax settlements, lapses of statutes of limitations, and prior year items. The tax provision was also reduced by $2 million in tax benefits for the three and nine months ended January 2, 2015 resulting from the extension of the U.S federal research and development credit through 2014 ("R&D credit") as part of the Tax Increase Prevention Act of 2014. There was no benefit to the tax provision, in the three and nine months ended January 2, 2015, resulting from separation costs incurred in these periods.
For the three and nine months ended December 27, 2013, the tax provision was reduced by a net tax benefit of $7 million related to certain foreign operations. The tax provision for the three and nine months ended December 27, 2013 was also reduced by $2 million and $13 million in tax benefits, respectively, primarily resulting from individually insignificant tax settlements, lapses of statutes of limitations, and prior year items. For the nine months ended December 27, 2013, the tax provision was further reduced by $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012, as well as by $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 Internal Revenue Service (“IRS”) audit. These tax benefits were partially offset by $12 million in tax expense, in the nine months ended December 27, 2013, resulting from the sale of short-term investments.
The provision for the three and nine months ended January 2, 2015 and December 27, 2013 otherwise reflects a forecasted tax rate of 28% and 29%, for each period, respectively. The forecasted tax rates for all periods presented reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and R&D credit, partially offset by state income taxes. The forecasted tax rate for the period ended January 2, 2015 includes the partial benefit of the R&D credit which expired on December 31, 2014.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, remeasurement, and/or release in the next 12 months, by between $30 million and $150 million. Depending on the nature and timing of such settlements and expiration of statutes of limitations during the next 12 months, we estimate between $15 million and $70 million could affect our income tax provision and therefore benefit the resulting effective tax rate. As of January 2, 2015, we have $127 million on deposit with the IRS pertaining to U.S. tax matters in the Symantec fiscal 2009 through 2013 audit cycle, and it is reasonably possible that additional cash payments between $15 million and $65 million will be made in the next 12 months.
We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of January 2, 2015, we had cash, cash equivalents and short-term investments of $3.7 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $4.7 billion. As of January 2, 2015, $2.5 billion in cash, cash equivalents and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
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

Revolving Credit Facility:  In the second quarter of fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in the first quarter of 2013 to extend the term to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) covenant. As of January 2, 2015, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
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
Stock Repurchases: For the nine months ended January 2, 2015, we repurchased 16 million shares, or $375 million, of our common stock. During the nine months ended December 27, 2013, we repurchased 15 million shares, or $375 million, of our common stock. Our active stock repurchase program had $283 million remaining authorized for future repurchase as of January 2, 2015, with no expiration date.
Dividend Program:  During the nine months ended January 2, 2015, we declared and paid cash dividends of $0.45 per common share for a total of $311 million. Each quarterly dividend was recorded as a reduction to additional paid-in capital. In addition, our Board of Directors approved dividend equivalent rights entitling holders of restricted stock and performance-based stock to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. During the nine months ended December 27, 2013, we declared and paid cash dividends of $0.45 per common share for a total of $314 million. On February 5, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on March 18, 2015 to stockholders of record as of the close of business on February 26, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plan: Our Board of Directors has approved the strategic decision to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. We expect to complete this transaction by the end of December 2015, subject to market, regulatory and certain other conditions. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be completed in fiscal 2016. We expect to incur total severance and facilities costs between $100 million and $120 million, more than half of which is expected to be incurred in fiscal 2015. We expect to incur separation costs between $80 million and $100 million, excluding any potential tax implications outside the U.S and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $180 million and $220 million. As of January 2, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2016. As a result of the restructuring, we expect headcount reductions of approximately 10%.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	January 2, 2015	December 27, 2013

	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$824	$832
Investing activities	(1,003)	(208)
Financing activities	(622)	(1,525)
We expect cash from our operating, investing, and financing activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing and amount of tax and other liability payments.
Operating Activities
Net cash provided by operating activities was $824 million for the nine months ended January 2, 2015, which resulted from net income of $702 million adjusted for non-cash items including depreciation and amortization of $337 million, as well as stock-based compensation of $140 million. These amounts were partially offset by decreases in deferred revenue of $232 million, and income taxes payable of $94 million.
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
Investing Activities
Net cash used in investing activities was $1.0 billion for the nine months ended January 2, 2015, and was primarily due to the purchase of $1.4 billion of short-term investments and payments of $300 million for capital expenditures, partially offset by proceeds of $495 million from maturities in short-term investments, and $270 million from sales of our short-term investments.
Net cash used in investing activities was $208 million for the nine months ended December 27, 2013, and was primarily due to payments of $183 million for capital expenditures, and the purchase of $174 million of short-term investments, offset by proceeds of $99 million from maturities in short-term investments, and $67 million from sales of our short-term investments.
Financing Activities
Net cash used in financing activities was $622 million for the nine months ended January 2, 2015, and was primarily due to repurchases of our common stock of $375 million and dividend payments of $311 million, partially offset by proceeds from sales of common stock under employee stock plans of $78 million.
Net cash used in financing activities was $1.5 billion for the nine months ended December 27, 2013, and was primarily due to the repayment of our 1.00% notes of $1.2 billion, repurchases of our common stock of $375 million and a dividend payment of $314 million, partially offset by proceeds from the exercise of our note hedge of $189 million and proceeds from sales of common stock under employee stock plans of $183 million.
Contractual Obligations
There have been no significant changes during the nine months ended January 2, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures during the nine months ended January 2, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2014.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchases during the three months ended January 2, 2015 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

	(In millions, except per share data)
October 4, 2014 to October 31, 2014	—	$—	—	$408
November 1, 2014 to November 28, 2014	3	$25.50	3	$339
November 29, 2014 to January 2, 2015	2	$25.78	2	$283
Total	5	$25.63	5
For information regarding our stock repurchase programs, see Notes 7 and 12 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
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
Date: February 9, 2015

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