Form 10-K
period 2015-04-03
SYMANTEC CORP
filed 2015-05-22
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 3, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 3, 2014 as reported on the NASDAQ Global Select Market: $16,119,850,545.
Number of shares outstanding of the registrant’s common stock as of May 1, 2015: 680,727,932
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended April 3, 2015

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo, Norton, and Veritas are trademarks or registered trademarks of Symantec in the United States (“U.S.”) and other countries. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to our plans to distribute shares of our information management business to shareholders, projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Item 1A, Risk Factors. We encourage you to read that section carefully.

PART I
Item 1. Business
Overview
Symantec Corporation is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the mobile device in your pocket, to the enterprise data center, to cloud-based systems. Founded in April 1982, Symantec operates one of the largest global threat-intelligence networks. The company has more than 19,000 employees in more than 50 countries. Our Internet home page is www.symantec.com.
Strategy
In our security business, we operate a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through our products. We are leveraging our capabilities in threat protection and data loss prevention and extending them into our core security offerings. We are also pioneering new solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services.
Our security strategy is to leverage our unique assets to provide best-in-class consumer and enterprise security products; deliver a unified security analytics platform that provides big data analytics, utilizes our vast telemetry, provides visibility into real-time global threats, and powers Symantec and third-party security analytics applications; and offer cyber security services that provide a full-suite of services from monitoring to incident response to threat intelligence supported by over 500 cyber security experts and nine global threat centers.
In our information management business, with a global installed customer base, we have a comprehensive portfolio that spans backup and recovery, storage management and archiving. Our information availability offerings help customers keep their data and systems available where they need them, when they need them, and irrespective of their location. Our information insight solutions help customers know what data they have and leverage that knowledge to help manage such data better and inform strategic decisions.
Our information management product strategy is to expand our best-in-class foundational portfolio across backup, storage management, business continuity, archiving and eDiscovery through software, integrated appliances and the cloud; deliver next-generation availability solutions through a coordinated orchestration architecture focused on managing and moving mission-critical data in a hybrid cloud world; and enable next-generation insight solutions that provide visibility, action, and automated control across an organization’s information landscape through an intelligent information fabric that integrates our portfolio and third-party ecosystems.
In fiscal 2015, we focused on five priorities: running our businesses with a portfolio approach by managing certain businesses for operating margin; prioritizing investments for growth; further reducing costs and improving efficiencies; attracting top talent to our executive team; and continuing to return significant cash to shareholders. We are optimizing some of our businesses by methodically evaluating every product line to balance our profitability targets against our objectives. In order to prioritize investments for growth, we are realigning our research and development budgets to apply the best resources to the most promising market opportunities. To further reduce costs and improve efficiencies, we are consolidating our global footprint, data centers and product support capabilities as well as streamlining the way we run our businesses with initiatives to increase research and development efficiencies and sales productivity. We are focused on continuing to attract talented business and technology leaders to the company. We remain committed to returning significant cash to shareholders in the form of dividends and share buybacks.
The Planned Separation of Information Management from the Security Business
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of all of the capital stock of our information management business. We expect to complete the legal separation on January 2, 2016, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional separation cost information, see Note 6 of the Notes to Consolidated Financial Statements included in this annual report.

Business Highlights
During fiscal 2015, we took the following actions in support of our business:

•	We announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management.

•	We released new products and services.

◦
In Information Management, we launched our NetBackup 5330 appliance, which delivers twice the performance and capacity of our prior models, making the management of information simpler and less expensive; and we released Backup Exec 2014, which delivers powerful, flexible, and easy-to-use backup and recovery to protect a customer’s physical, virtual, or hybrid environment for a mixture of applications and operating systems.

◦	In Consumer Security, we simplified our product portfolio by streamlining our core products into a single Norton Security offering.

◦
In Enterprise Security, we launched our managed advanced threat protection service, which helps customers triangulate threat indicators from our endpoint protection and third-party security products to provide more comprehensive threat detection. We also introduced our managed incident response service, which provides emergency on-demand service to help customers recover from a breach. In addition, we introduced our managed adversary and threat intelligence service, which offers customers a deeper understanding of specific threat actors and attacks.

•	We hired five new executives, who bring valuable skills in analytics, backup and recovery software, sales, security, strategy, and human resources.

•
We remained committed to a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. As part of this program we paid quarterly cash dividends of $0.15 per share of common stock in fiscal 2015, paying out a total of $413 million to shareholders.

•
Our Board of Directors approved an additional $1.0 billion stock repurchase program in February 2015. This program does not have an expiration date. During fiscal 2015, we repurchased 21 million shares of our common stock for an aggregate amount of $500 million, and $1.2 billion remains authorized for future repurchases.

Operating Segments and Products
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. In the second quarter of fiscal 2015, we modified our segment reporting structure to match our new operating structure. The three reporting segments, which are the same as our operating segments, are: Consumer Security, Enterprise Security, and Information Management.
Consumer Security
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
Enterprise Security
Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. These products include Secure Socket Layer (“SSL”) Certificates, authentication, mail and web security, data center security, data loss prevention, information security services, endpoint security and management, encryption, and mobile security offerings.
These products and services help our customers secure their confidential information wherever it resides in the network path, from the user’s device to the data’s resting place. In doing so, these products protect customer data from sophisticated threats such as advanced protection threats, malicious spam and phishing attacks, malware, drive-by website infections, hackers, and cyber criminals. In addition, these products help to prevent the loss of confidential data by insiders, and help customers achieve compliance with laws and regulations. Our enterprise endpoint security and management offerings support the evolving endpoint, providing advanced threat protection while helping reduce cost and complexity. These solutions are delivered through various methods, such as software, appliance, SaaS, and managed services.

Information Management
Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.
Our products enable customers to reduce cost and complexity as we improve the way information is managed through the ever-evolving cloud and virtualized environments. Our products are designed to ensure successful backup, recovery, availability, eDiscovery and archiving of information, applications, and systems for organizations ranging from small businesses to large enterprises.
Financial Information by Segment and Geographic Region
For information regarding our revenue by segment, revenue by geographical area, and property and equipment by geographical area, see Note 9 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed by each of our segments and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of the Notes to Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.
Sales and Go-To-Market Strategy
Our go-to-market ("GTM") network includes direct sales forces and broad eCommerce capabilities, as well as indirect sales resources that support our global partner ecosystem. We also maintain important relationships with a number of Original Equipment Manufacturers (“OEMs”), Internet Service Providers (“ISPs”), and retail and online stores by which we market and sell our products.
Our dedicated renewals team remains focused on extending customer relationships and renewing our contracts. We also continued to streamline our indirect sales strategy to have fewer, more focused partners with specialized partner programs to enhance sales. We believe these changes provide customers with a high-quality sales and post-sales support experience, while also enabling us to expand our business.
Consumer and Small Business
We sell our consumer products and services to individuals, households and small businesses globally. We bring these products to market through our eCommerce platform, distributors, direct marketers, Internet-based resellers, system builders, ISPs, wireless carriers, and retailers worldwide. We also have a limited number of partnerships with OEMs globally to distribute our Internet security and online backup offerings.
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
Enterprise
We sell and market our products and related services to large enterprises, including government and public sector customers, through our field sales force. This field sales team is responsible for approximately 2,000 named accounts around the world, leveraging our global partner ecosystem primarily targeting senior executives and IT department personnel responsible for managing a company’s highest-order IT initiatives.
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
Symantec’s Security Technology and Response organization consists of a global team of security engineers, threat analysts, and researchers and provides the underlying functionality, content, and support for many of our consumer, small business and enterprise security products. Our security experts monitor malicious code reports collected through the Global Intelligence Network, one of the largest in the world, to provide insight into emerging attacks, malicious code activity, phishing, spam, and other threats. The team uses this vast amount of data and insights to develop new technologies and approaches, such as

Symantec’s reputation-based security technology and our forthcoming unified security analytics platform, to protect customer information.
Research and development expenses were $1,144 million, $1,039 million, and $1,026 million in fiscal 2015, 2014, and 2013, respectively, representing approximately 18% of revenue in fiscal 2015 and 16% and 15% of revenue in fiscal 2014 and 2013, respectively. The percentage fluctuates between periods as a result of a variety of factors, including changes in sales level and foreign currency exchange rates. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to R&D.
Support
Symantec has support facilities throughout the world, staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our technical support experts assist customers with issue resolution and threat detection.
We provide consumers with various levels of support offerings. Consumers receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products. Our consumer support program provides self-help online services and phone, chat, and email support to consumers worldwide, and our Norton Security products come with a “Virus Protection Promise,” which in some markets provides free virus removal services to customers whose protected computers become infected.
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
Customers
In fiscal 2015, 2014 and 2013, there were no customers that accounted for more than 10% of our total net revenue.
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
We did not make any material acquisitions during fiscal 2015.
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
The competitive environments for our security and information management products are described below.
Security
Most of the channels in which our security products are offered are highly competitive. Some of our consumer competitors are intensely focused on customer acquisition, which has led competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary security competitors are Intel Corporation, Microsoft Corporation (“Microsoft”), and Trend Micro Inc. There are also several freeware providers and regional security companies that we compete against. For our consumer backup offerings, our primary competitors are Carbonite, Inc. and EMC Corporation (“EMC”). In the SSL market, our primary competitors are Comodo Group, Inc. and GoDaddy.com, Inc. In the Software-as-a-Service (“SaaS”) security market, our primary competitors are Google Inc. and Microsoft. Our primary competitors in the managed security services business are Dell Inc., IBM Corporation ("IBM"), and Hewlett-Packard Company ("HP").
Information Management
The markets for storage management, backup, archiving, and eDiscovery are intensely competitive. Our primary competitors are CommVault Systems, Inc., EMC, HP and IBM.
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
We have more than 2,700 patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.
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
Seasonality
As is typical for many large technology companies, our business is seasonal. License and maintenance orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. A decline in license and maintenance orders is typical in the first quarter of our fiscal year as compared to license and maintenance orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of license and maintenance orders in the last month of a quarter, with orders concentrated in the latter part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed and other revenue recognition criteria are met, and because a significant portion of our in-period revenue comes from our deferred revenue balance.
Employees
As of April 3, 2015, we employed more than 19,000 people worldwide, approximately 44% of whom reside in the U.S. Approximately 6,100 employees work in sales and marketing, 6,700 in research and development, 4,900 in support and services, and 1,900 in management, manufacturing, and administration.

Available Information
Our Internet address is www.symantec.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”) on our investor relations website located at www.symantec.com/invest. The information contained, or referred to, on our website is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. In addition, you may read and copy any filing that we make with the SEC at the public reference room maintained by the SEC, located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.
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
For the last few years, we have experienced a number of transitions as we have attempted to revitalize our business model, improve execution, and innovate new products and services. These transitions have involved significant turnover in management and other key personnel, changes in our strategic direction and, more recently, our decision to separate into two independent publicly-traded companies. Transitions of the order we have experienced or are experiencing can be disruptive and result in loss of institutional focus and employee morale, making execution of business strategies more difficult. We are also in the process of seeking to address the challenges of dynamic and accelerating market trends, such as the decline in the PC market, the market shift towards tablets within mobility and architectural shifts in the provision of security and storage solutions, all of which has made it more difficult for us to compete effectively and requires us to improve our product and service offerings. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts given our multiple business units, the proposed separation and the broad range of geographic regions in which we and our customers and partners operate. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We are pursuing a plan to separate our information management business into a new, independent publicly-traded company. The proposed separation may not be completed on the currently contemplated timeline or at all and, if completed, may not achieve the intended benefits.
In October 2014, we announced a plan to separate into two independent publicly-traded companies through a tax-free distribution to Symantec stockholders of 100% of the capital stock of our information management business (the “spin-off”). We could be delayed or prevented from completing the proposed separation, or be forced to complete it on terms or conditions that are less favorable and/or different than expected, for a variety of reasons, including unanticipated developments, such as delays in obtaining regulatory approvals or clearances, uncertainty of the financial markets. Furthermore, any significant delays or complications in our implementation of a new enterprise resource management system and IT infrastructure for our stand-alone information management business would adversely affect our ability to effect the separation in a timely manner and could result in significant business disruption, increased costs, or both. In addition, if other opportunities were to arise for the disposition of the information business that we believe are superior to the spin-off, we may elect not to complete the spin-off. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the proposed separation. Moreover, following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred. In addition, we expect to spend substantial time, money and effort on completing the proposed separation without any assurance that it will be completed. Our investments in terms of financial and management resources may be significantly higher than expected, which could limit our ability to pursue other business opportunities and distract us from operating our businesses as currently conducted. Our focus on completing the separation, and resource constraints resulting from that focus, could also adversely affect the execution of our business strategy.
If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced products and services, effectively manage or expand our business, or increase our revenues.
Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, and we face difficulties in attracting, retaining and motivating employees as a result. These difficulties may increase during the pendency of the proposed separation and following its completion. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the incidence of this increased in recent periods due to the transitions we have experienced over the last few years. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues. These risks may be exacerbated by the uncertainty associated with the transitions we have experienced over the last few years, including the proposed separation.
Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.
We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products and solutions declines, whether due to general economic conditions or a shift in buying patterns, our revenues and margins would likely be adversely affected.
If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.
Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. Additionally, we are in the process of addressing the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space, the decline in the PC market, and the market shift towards tablets and handheld devices, all of which have made it more difficult for us to compete effectively. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, and may adversely impact our operating results. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected;

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as mobile devices;

•	Entering into new or unproven markets with which we have limited experience;

•	Managing new product and service strategies for the markets in which we operate;

•	Addressing trade compliance issues affecting our ability to ship our products;

•	Developing or expanding efficient sales channels; and

•
Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected. We may also experience increased difficulties in managing these risks and challenges during the pendency of the separation and following its completion.
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
If the separation, together with certain related transactions, is determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and/or the independent information management business could incur significant income tax liabilities.
Receipt of opinions from outside tax counsel and from a national accounting firm (together, the “tax opinions”) substantially to the effect that, for U.S. federal income tax purposes, the proposed separation and certain related internal transactions (collectively the "separation") will qualify under Sections 355 and 368 of the Internal Revenue Code (the “Code), will be a condition to the completion of the separation. In addition, we will seek a private letter ruling from the IRS to the effect that, among other things, certain aspects of the spin-off and certain other related transactions will not disqualify the spin-off or the related transactions from receiving the generally tax-free treatment that we are anticipating for U.S. federal income tax purposes under the same Code sections. The tax opinions and private letter ruling will rely on certain facts, assumptions, representations and undertakings, including those regarding the past and future conduct of certain of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we and our stockholders may not be able to rely on the tax opinions and could be subject to significant tax liabilities. Notwithstanding the tax opinions and private letter ruling, the IRS could determine on audit that the separation and certain other related transactions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the tax opinions, or for other reasons. The tax opinions will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the tax opinions and such challenge could prevail.
If the separation is determined to be taxable for U.S. federal income tax purposes, we and those of our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. For example, if the spin-off fails to qualify for tax-free treatment, the transactions would, for U.S. federal income tax purposes, be treated as if the stock of the information management business was sold in a taxable sale for its fair market value, and our stockholders who are subject to U.S. federal income tax would be treated as receiving a taxable distribution in an amount equal to the fair market value of the stock received in the spin-off. Additionally, the parties and their respective affiliates could incur significant U.S. and foreign income tax liabilities if it is ultimately determined that certain related internal transactions undertaken in connection with the separation are taxable.
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
Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet our expectations or the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.
Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products and services;

•	Entry of new competition into our markets;

•	Competitive pricing pressure for one or more of our classes of products;

•	Our ability to timely complete the release of new or enhanced versions of our products;

•	How well we execute our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;

•	Fluctuations in foreign currency exchange rates;

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses);

•	Our resellers making a substantial portion of their purchases near the end of each quarter;

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter;

•	Cancellation, deferral, or limitation of orders by customers;

•	Changes in the mix or type of products sold;

•	Movements in interest rates;

•	The rate of adoption of new product technologies and new releases of operating systems;

•	Changes in accounting rules;

•
Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services;

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively;

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives;

•
Disruptions in our business operations or target markets caused by, among other things, earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide;

•	Acts of war or terrorism;

•	Intentional disruptions by third parties; and

•	Health or similar issues, such as a pandemic.
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
We may need to change our pricing models to compete successfully.
The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Additionally, the increasing prevalence of cloud and SaaS delivery models offered by us and our competitors may unfavorably impact pricing in both our on-premise enterprise software business and our cloud business, as well as overall demand for our on-premise software product and service offerings, which could reduce our revenues and profitability. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our product or support pricing.
Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease. The increase in open source software distribution may also cause us to change our pricing models.
Our business depends on customers renewing their arrangements for maintenance, subscriptions, managed security services and SaaS offerings.
A large portion of our revenue is derived from arrangements for maintenance, subscriptions, managed security services and SaaS offerings, yet existing customers have no contractual obligation to purchase additional solutions after the initial subscription or contract period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our solutions or our customer support, customer budgets and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. Accordingly, we must invest significant time and resources in providing ongoing value to our customers. If these efforts fail, or if our customers do not renew for other reasons, or if they renew on terms less favorable to us, our revenue may decline and our business will suffer.
Our increasing focus on the delivery of products in an appliance form factor creates new business and financial risks.
Since fiscal 2012, shipments of products to customers in an appliance form factor have represented an increasingly larger part of our revenues, particularly in our information management segment, and we expect this trend to continue. The delivery of solutions in the form of appliances creates business and financial risks, including the following:

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
Our SaaS offerings also involve the storage and transmission of large amounts of our customers’ proprietary information, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise negatively impact our business. Despite our precautions and significant ongoing investments to protect against such breaches, our security measures could be breached at any time and could result in unauthorized third parties obtaining access to our, or our customers’ data. Any actual or perceived security vulnerabilities in our SaaS offerings could reduce sales, and constrain consumer and business customer adoption of our SaaS offering. In addition, the cost and operational consequences of implementing further security measures could be significant. In addition, prolonged delays or unforeseen difficulties in connection with adding storage capacity or upgrading our network architecture when required may cause our service quality to suffer. Problems with the reliability or security of our systems could harm our reputation.
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other customer data. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing and, subject to differing interpretations. We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a mobile device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our customers’ data, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our solutions and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share with us.
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
We sell our products to customers around the world through multi-tiered sales and distribution networks. Sales through these different channels involve distinct risks, including the following:
Direct Sales. A significant portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. Special risks associated with direct sales include:

•	Longer sales cycles associated with direct sales efforts;

•	Difficulty in hiring, retaining, and motivating our direct sales force, particularly through periods of transition in our organization; and

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

Indirect Sales Channels. A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users;

•	Our resellers and distributors are generally not subject to minimum sales requirements or any obligation to market our products to their customers;

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause;

•
Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors; and

•	The consolidation of electronics retailers has increased their negotiating power with respect to hardware and software providers such as us.
OEM Sales Channels. A portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the volume of systems shipped and the timing of such shipments;

•	Our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers;

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors;

•	Sales through our OEM partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales;

•
The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no assurance of ever receiving associated revenues;

•
The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market; and

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales.
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
While we continue to focus on managing our costs and expenses, over the long term, we also intend to invest significantly in research and development activities as we focus on organic growth through internal innovation in each of our business segments. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. We recognize the costs associated with these research and development investments earlier than the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses and asset impairments.
In response to changes in industry and market conditions, or in connection with our pending separation, we may be required to strategically reallocate our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances, our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings.
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
Furthermore, our business administration, human resources and finance services depend on the proper functioning of our computer, telecommunication and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner.
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
We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions can involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies;

•	Diversion of management time and attention;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of liabilities of the acquired business, including litigation related to the acquired business;

•	The addition of acquisition-related debt as well as increased expenses and working capital requirements;

•	Dilution of stock ownership of existing stockholders; and

•
Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

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
We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We plan to expand our international operations, but such expansion is contingent upon our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

•	Requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations;

•
Regulations or restrictions on the use, import, or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications;

•
Local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.;

•
Fluctuations in currency exchange rates, economic instability and inflationary conditions could reduce our customers’ ability to obtain financing for software products or could make our products more expensive or could increase our costs of doing business in certain countries;

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries;

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	Costs and delays associated with developing software and providing support in multiple languages; and

•	Political unrest, war, or terrorism, or regional natural disasters, particularly in areas in which we have facilities.
A significant portion of our transactions outside of the U.S. is denominated in foreign currencies. Accordingly, our revenues and expenses will continue to be subject to fluctuations in foreign currency rates. For example, in recent periods the U.S. dollar has strengthened significantly against the Euro and other major currencies, which has adversely impacted our reported international revenue. We expect to be affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales or our operations outside the U.S. continue to increase.
The level of corporate income tax from sales to our non-U.S. customers is generally less than the level of tax from sales to our U.S. customers. This benefit is contingent upon existing tax regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.
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
Errors, failures, or bugs in products released by us could result in negative publicity, damage to our brand, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.
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
Third parties may also develop similar or superior technology independently by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.

From time to time we are a party to lawsuits and investigations, which typically require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.
We have been named as a party to lawsuits, including patent litigation, class actions and governmental claims, and we may be named in additional litigation. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.
Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.
From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.
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
We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase the interest we pay on outstanding or future debt. These risks could adversely affect our financial condition and results of operations.
Our software products, SaaS Offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our products and offerings and harm our reputation as a company. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Furthermore, our employees or contractors may, either intentionally or unintentionally, subject us to information security risks and incidents. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents.
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

On June 4, 2012, we were advised by the Commercial Litigation Branch of the Department of Justice’s Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our GSA Schedule contract, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices. The Department of Justice has requested that we preserve, among other things, all records relating to GSA Schedule contracting activity. As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. In 2012, a sealed civil lawsuit was filed against Symantec related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. In July 2014, following expiration of the Court-imposed seal, the U.S. government intervened in the lawsuit and in September 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. In October 2014, the Department of Justice filed an amended complaint, which did not state a specific damages amount, and California and Florida combined their claims with those of the Department of Justice and the relator on behalf of New York in an Omnibus Complaint. The state claims also do not state specific damages amounts.
It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. Whether or not we are successful in defending ourselves in the litigation, the cost to resolve this matter would adversely affect our operating results and financial condition. Any negative publicity related to our government customer contracts or any proceedings surrounding them, regardless of the outcome of this matter, may also damage our business by affecting our ability to compete for new contracts.
Accounting charges may cause fluctuations in our quarterly financial results.
Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets;

•	Impairment of goodwill and other long-lived assets;

•	Stock-based compensation expense;

•	Restructuring charges; and

•	Loss on sale of a business and similar write-downs of assets held for sale.
Our effective tax rate may increase, which could increase our income tax expense and reduce (increase) our net income (loss).
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•
Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including possible corporate tax reform in the U.S., and proposed actions by international bodies such as the OECD, as well as the requirements of certain tax rulings;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place; and

•	Taxes arising in connection with the separation of certain foreign operations of the Information Management business.
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
The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•
Announcements of quarterly operating results and revenue and earnings forecasts by us that fail to meet or be consistent with our earlier projections or the expectations of our investors or securities analysts;

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts;

•	Rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements;

•	Changes in revenue and earnings estimates by us, our investors, or securities analysts;

•	Accounting charges, including charges relating to the impairment of goodwill;

•	Announcements of planned acquisitions or dispositions by us or by our competitors;

•	Announcements of new or planned products by us, our competitors, or our customers;

•	Gain or loss of a significant customer, partner, reseller or distributor;

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;

•	Acts of terrorism, the threat of war, and other crises or emergency situations; and

•	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate.
The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.
Unforeseen catastrophic or other global events could harm our operating results and financial condition.
We are a global company and conduct our business inside and outside the U.S. Our business operations and financial results could be adversely impacted by unforeseen catastrophic or other global events, including an epidemic or a pandemic, acts of war or terrorist attacks, cyber-attacks, natural disasters, or political unrest or turmoil. Unforeseen political turmoil, military escalations, and armed conflict pose a risk of economic disruption in the countries in which they occur and in other countries, which may increase our operating costs. Such incidences of uncertainty could disrupt customers’ spending on our products and services which may adversely affect our revenue. In addition, our corporate headquarters are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business operations, target markets, operating results, and financial condition.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling approximately 1,074,000 square feet, of which 723,000 square feet is owned and 351,000 square feet is leased. We also lease an additional 67,000 square feet in the San Francisco Bay Area. Our leased facilities are occupied under leases that expire on various dates through fiscal 2029. The following table presents the approximate square footage of our facilities as of April 3, 2015:

	Approximate Total Square Footage(1)
	Owned	Leased
	(In thousands)
Americas (U.S., Canada and Latin America)	1,740	1,177
EMEA (Europe, Middle East, Africa)	285	541
Asia Pacific/Japan	235	1,857
Total	2,260	3,575

(1)
Included in the total square footage above are vacant and available-for-lease properties totaling approximately 79,000 square feet. Total square footage excludes approximately 14,000 square feet relating to facilities subleased to third parties.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.
Item 3. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation Contingencies” in Note 7 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SYMC.” The high and low closing sales prices set forth below are as reported on the NASDAQ Global Select Market during each quarter of the two most recent fiscal years.

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$26.69	$26.58	$24.77	$23.04	$24.15	$25.41	$26.96	$25.10
Low	$23.28	$21.94	$22.42	$19.97	$18.20	$21.49	$22.36	$21.62
Stockholders
As of April 3, 2015, there were 1,996 stockholders of record.
Dividends
During fiscal 2015 and fiscal 2014 we declared and paid aggregate cash dividends of $413 million or $0.60 per common share and $418 million or $0.60 per common share, respectively. Dividends declared and paid each quarter during fiscal 2015 and fiscal 2014 were $0.15 per share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. On May 14, 2015, we declared a quarterly dividend in the amount of $0.15 per share of common stock to be paid on June 24, 2015 to all stockholders of record as of June 10, 2015. All future dividends and dividend equivalents are subject to the approval of our Board of Directors.
Repurchases of our equity securities
Stock repurchases during the three months ended April 3, 2015 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
January 3, 2015 to January 30, 2015	4	$25.57	4	$183
January 31, 2015 to February 27, 2015	1	$25.50	1	$1,158
February 28, 2015 to April 3, 2015	—	$—	—	$1,158
Total	5	$25.55	5
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the fourth quarter of fiscal 2015, our Board of Directors authorized a new $1.0 billion stock repurchase program which commenced immediately. Our active stock repurchase programs have $1.2 billion remaining authorized for future repurchase as of April 3, 2015 and do not have an expiration date.

Stock performance graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five years ended April 3, 2015 (assuming the investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2010, and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Symantec Corporation, the S&P 500 Index
and the S&P Information Technology Index

	2010	2011	2012	2013	2014	2015
Symantec Corporation	$100.00	$110.08	$111.51	$147.17	$121.12	$147.78
S&P 500	$100.00	$115.36	$124.59	$141.99	$171.65	$194.99
S&P Information Technology	$100.00	$111.68	$134.37	$132.86	$165.49	$196.12

Item 6. Selected Financial Data
The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related notes included in this annual report and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.
Five-Year Summary

	Fiscal (a)
	2015	2014	2013	2012	2011
	(In millions, except per share data)
Consolidated Statements of Income Data:
Net revenue	$6,508	$6,676	$6,906	$6,730	$6,190
Operating income	1,149	1,183	1,106	1,104	927
Net income attributable to Symantec Corporation stockholders (b)	878	898	755	1,187	626
Net income per share attributable to Symantec Corporation stockholders: (c)
Basic	$1.27	$1.29	$1.08	$1.60	$0.80
Diluted	$1.26	$1.28	$1.06	$1.59	$0.76
Weighted-average shares outstanding:
Basic	689	696	701	741	778
Diluted	696	704	711	748	786
Cash dividends per share	$0.60	$0.60	$—	$—	$—

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$3,891	$4,084	$4,747	$3,211	$2,958
Total assets	13,233	13,539	14,508	13,158	12,841
Deferred revenue	3,109	3,322	3,496	3,444	3,321
Current portion of long-term debt (c)(d)	350	—	997	—	596
Long-term debt (c)(d)	1,746	2,095	2,094	2,039	1,987
Long-term deferred revenue	555	581	584	596	565
Total stockholders’ equity (e)	5,935	5,797	5,476	5,237	4,635

(a)	We have a 52/53-week fiscal year. Our fiscal 2015 was a 53-week year whereas fiscal 2014, 2013, 2012, and 2011 each consisted of 52 weeks.

(b)
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

(c)
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

(d)
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

(e)	Includes noncontrolling interest in subsidiary of $78 million and $77 million in fiscal 2012 and fiscal 2011, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Our business
Symantec Corporation is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the mobile device in your pocket, to the enterprise data center, to cloud-based systems. Founded in April 1982, Symantec operates one of the largest global threat-intelligence networks. The company has more than 19,000 employees in more than 50 countries.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal year and periods ended April 3, 2015, March 28, 2014 and March 29, 2013. Our fiscal 2015 was a 53-week year whereas our fiscal 2014 and 2013 were 52-week years.
Strategy
In our security business, we operate a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through our products. We are leveraging our capabilities in threat protection and data loss prevention and extending them into our core security offerings. We are also pioneering new solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services.
Our security strategy is to leverage our unique assets to provide best-in-class consumer and enterprise security products; deliver a unified security analytics platform that provides big data analytics, utilizes our vast telemetry, provides visibility into real-time global threats, and powers Symantec and third-party security analytics applications; and offer cyber security services that provide a full-suite of services from monitoring to incident response to threat intelligence supported by over 500 cyber security experts and nine global threat centers.
In our information management business, with a global installed customer base, we have a comprehensive portfolio that spans backup and recovery, storage management and archiving. Our information availability offerings help customers keep their data and systems available where they need them, when they need them, and irrespective of their location. Our information insight solutions help customers know what data they have and leverage that knowledge to help manage such data better and inform strategic decisions.
Our information management product strategy is to expand our best-in-class foundational portfolio across backup, storage management, business continuity, archiving and eDiscovery through software, integrated appliances and the cloud; deliver next-generation availability solutions through a coordinated orchestration architecture focused on managing and moving mission-critical data in a hybrid cloud world; and enable next-generation insight solutions that provide visibility, action, and automated control across an organization’s information landscape through an intelligent information fabric that integrates our portfolio and third-party ecosystems.
In fiscal 2015, we focused on five priorities: running our businesses with a portfolio approach by managing certain businesses for operating margin; prioritizing investments for growth; further reducing costs and improving efficiencies; attracting top talent to our executive team; and continuing to return significant cash to shareholders. We are optimizing some of our businesses by methodically evaluating every product line to balance our profitability targets against our objectives. In order to prioritize investments for growth, we are realigning our research and development budgets to apply the best resources to the most promising market opportunities. To further reduce costs and improve efficiencies, we are consolidating our global footprint, data centers and product support capabilities as well as streamlining the way we run our businesses with initiatives to increase research and development efficiencies and sales productivity. We are focused on continuing to attract talented business and technology leaders to the company. We remain committed to returning significant cash to shareholders in the form of dividends and share buybacks.
The Planned Separation of Information Management from the Security Business
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of all of the capital stock of our information management business. We expect to complete the legal separation on January 2, 2016, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional separation cost information, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.

Our operating segments
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. In the second quarter of fiscal 2015, we modified our segment reporting structure to match our new operating structure. The three reporting segments, which are the same as our operating segments, are:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. These products include Secure Socket Layer (“SSL”) Certificates, authentication, mail and web security, data center security, data loss prevention, information security services, endpoint security and management, encryption, and mobile security offerings.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.

For further description of our operating segments see Note 9 of the Notes to Consolidated Financial Statements in this annual report.
Financial results and trends
The following table provides an overview of key financial metrics for each of the last three fiscal years:

	2015	2014	2013
	(In millions, except percentages)
Consolidated Income Statement Data:
Total net revenue	$6,508	$6,676	$6,906
Gross profit	5,355	5,527	5,731
Operating income	1,149	1,183	1,106
Operating margin percentage	18%	18%	16%
Consolidated Cash Flow and Balance Sheet Data:
Cash flow from operations	1,312	1,281	1,593
Deferred revenue	3,664	3,903	4,080
Total net revenue decreased $168 million for fiscal 2015 as compared to fiscal 2014, reflecting declines in our content, subscription, and maintenance revenue, partially offset by an additional week from the 53-week fiscal 2015 year and by increased license revenue. Content, subscription, and maintenance revenue decreased $211 million primarily due to the general strengthening of the U.S. dollar against foreign currencies and declines in our consumer security products driven by our channel strategy to exit certain high-cost OEM arrangements and change our renewal practices. This was partially offset by increased revenue from Backup and Recovery products. License revenue increased $43 million primarily due to an increase in sales of our NetBackup appliances, partially offset by unfavorable foreign currency fluctuations.
Gross margin was 82% for fiscal 2015 compared to 83% for fiscal 2014 driven by growth in our lower margin appliance business.
Operating income declined $34 million year over year as lower operating expenses largely offset lower net revenue. Our operating expenses decreased $138 million year over year due to our cost savings initiatives and favorable foreign currency effects of $66 million. Fiscal 2015 operating expenses included $252 million of restructuring, separation, and transition costs compared to $264 million in fiscal 2014. We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash provided by operating activities was $1.3 billion for fiscal 2015, which resulted from net income of $878 million adjusted for non-cash items, including depreciation and amortization charges of $443 million and stock-based compensation expense of $195 million. These amounts were partially offset by decreases in deferred income taxes of $23 million and income taxes payable of $191 million.
Deferred revenue decreased $239 million year over year primarily due to unfavorable foreign currency fluctuations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our Consolidated Financial Statements and related notes included in this annual report in accordance with generally accepted accounting principles in the U.S., requires us to make estimates, including judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting policies and estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our Consolidated Financial Statements included in this annual report, the resulting changes could have a material adverse effect on our Consolidated Statements of Income, and in certain situations, could have a material adverse effect on our liquidity and financial condition.
A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our operating results or financial condition. We believe that the estimates described below represent our critical accounting policies and estimates, as they have the greatest potential impact on our Consolidated Financial Statements. See also Note 1 of the Notes to Consolidated Financial Statements included in this annual report.
Revenue recognition
We recognize revenue primarily pursuant to the requirements under the authoritative guidance on software revenue recognition, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make estimates.
For software arrangements that include multiple elements, including perpetual software licenses and maintenance or services, packaged products with content updates, and subscriptions, we allocate and defer revenue for the undelivered items based on the fair value using vendor specific objective evidence (“VSOE”), and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $3.7 billion as of April 3, 2015, of which $555 million was classified as long-term deferred revenue in our Consolidated Balance Sheets. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.
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
For our consumer products that include content updates, we recognize revenue and the associated cost of revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period generally commences on the date of sale to the end-user. We defer revenue and cost of revenue amounts for unsold product held by our distributors and resellers.
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
The process of estimating the fair value and carrying value of our reporting units’ equity requires significant judgment at many points during the analysis. Many assets and liabilities, such as trade accounts receivable and property and equipment, are not specifically allocated to an individual reporting unit, and therefore, we apply judgment to allocate the assets and liabilities, and this allocation affects the carrying value of the respective reporting units. Similarly, we use judgment to allocate goodwill to the reporting units based on relative fair values. The use of relative fair values has been necessary for certain reporting units due to changes in our operating structure in prior years. To determine a reporting unit’s fair value, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. We evaluate the reasonableness of this approach by comparing it with the market approach, which involves a review of the carrying value of our assets relative to our market capitalization and to the valuation of publicly traded companies operating in the same or similar lines of business.
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
As of April 3, 2015, our goodwill balance was $5.8 billion amongst our reporting units. Based on a qualitative impairment analysis performed as of January 3, 2015, we determined that it was more likely than not that there was no impairment in any of our reporting units.
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
Stock-based compensation
We account for stock-based compensation expense, which principally consists of restricted stock units, in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award and is generally recognized ratably over the requisite service period, which is generally the vesting period of the respective award.
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
Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the U.S. While we do not anticipate changing our intention regarding indefinitely reinvested earnings outside the U.S., material changes in our estimates of such earnings or tax legislation that limits or restricts the amount of such earnings could materially impact our income tax provision and effective tax rate. If certain foreign earnings previously treated as indefinitely reinvested outside the U.S. are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
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

Recently issued authoritative guidance
See Note 1 of the Notes to Consolidated Financial Statements in this annual report for recently issued authoritative guidance, including the respective expected dates of adoption and effects on our results of operations and financial condition.
RESULTS OF OPERATIONS
The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenue for the fiscal years indicated below:

	2015	2014	2013
Net revenue:
Content, subscription, and maintenance	88%	89%	87%
License	12%	11%	13%
Total net revenue	100%	100%	100%
Cost of revenue:
Content, subscription, and maintenance	15%	15%	15%
License	2%	1%	1%
Amortization of intangible assets	1%	1%	1%
Total cost of revenue	18%	17%	17%
Gross profit	82%	83%	83%
Operating expenses:
Sales and marketing	36%	37%	40%
Research and development	18%	16%	15%
General and administrative	6%	7%	6%
Amortization of intangible assets	2%	2%	4%
Restructuring, separation, and transition	4%	4%	1%
Total operating expenses	65%	65%	67%
Operating income	18%	18%	16%
Non-operating expense, net	(1)%	—%	(1)%

The total percentages may not add due to rounding.
Total net revenue by fiscal year

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Content, subscription, and maintenance revenue	$5,749	$5,960	$6,021	(4)%	(1)%
License revenue	759	716	885	6%	(19)%
Total	$6,508	$6,676	$6,906	(3)%	(3)%
2015 compared to 2014:
Content, subscription, and maintenance revenue represented 88%, 89% and 87% of total net revenue for the fiscal years ended 2015, 2014 and 2013, respectively. Content, subscription, and maintenance revenue decreased $211 million primarily due to the general strengthening of the U.S. dollar against foreign currencies and declines in our consumer security revenue driven by our channel strategy to exit unprofitable retail arrangements and certain high-cost OEM arrangements, coupled with the impact of our decision to change our renewal practices. This was partially offset by an additional week from the 53-week fiscal 2015 year and by increased revenue from Backup and Recovery products. License revenue increased $43 million primarily due to an increase in sales of our NetBackup appliances, partially offset by unfavorable foreign currency fluctuations.
2014 compared to 2013:
Content, subscription, and maintenance revenue decreased $61 million primarily due to decreases from our Consumer Security segment of $30 million and Information Management segment of $26 million. License revenue decreased $169 million due to declines from our Information Management segment of $89 million, Enterprise Security segment of $63 million and Consumer Security segment of $17 million.

Net revenue and operating income by segment by fiscal year

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Total net revenue:
Consumer Security	$1,887	$2,063	$2,109	(9)%	(2)%
Enterprise Security	2,063	2,100	2,168	(2)%	(3)%
Information Management	2,558	2,513	2,629	2%	(4)%
Percentage of total net revenue:
Consumer Security	29%	31%	31%
Enterprise Security	32%	31%	31%
Information Management	39%	38%	38%
Operating income:
Consumer Security	$982	$928	$805	6%	15%
Enterprise Security	287	314	213	(9)%	47%
Information Management	486	571	684	(15)%	(17)%
Operating margin:
Consumer Security	52%	45%	38%
Enterprise Security	14%	15%	10%
Information Management	19%	23%	26%
2015 compared to 2014:
Consumer Security revenue decreased $176 million primarily due to our channel strategy to exit unprofitable retail arrangements and certain high-cost OEM arrangements, coupled with the impact of our decision to change our renewal practices. Consumer Security operating income increased $54 million primarily due to reductions in advertising and promotional expenses of $141 million and decreases in cost of revenue of $52 million and salaries and wages of $26 million, partially offset by the revenue decline.
Enterprise Security revenue decreased $37 million primarily due to unfavorable foreign currency fluctuations of $45 million. The decrease of $27 million in operating income was mainly due to the reduction in revenue.
Information Management revenue increased $45 million primarily due to growth in our NetBackup software which was partially offset by unfavorable foreign currency fluctuations. Information Management operating income decreased $85 million driven by increased headcount related expenses including higher sales commission expense, occupancy expenses and marketing spend, partially offset by the increase in revenue.
2014 compared to 2013:
Consumer Security revenue declined $46 million primarily due to declines in PC tools revenue of $21 million and decreases in certain services activities revenues of $19 million. Consumer Security operating income increased $123 million primarily due to lower advertising and promotional expenses of $128 million.
Enterprise Security revenue declined $68 million primarily due to a $54 million decline in endpoint management sales. Enterprise Security operating income increased $101 million mainly due to lower salaries and wages of $119 million, lower outside services expenses of $28 million, and a decrease in cost of revenue of $24 million, partially offset by lower revenue.
Information Management revenue decreased $116 million primarily due to an $80 million decline in our storage management offerings, a decrease of $50 million from our Backup Exec products and a decrease of $12 million from our Enterprise Vault products. These decreases were partially offset by growth in our NetBackup offerings of $31 million. Information Management operating income decreased $113 million primarily from decreases in revenue and higher materials costs related to our appliances business, coupled with higher costs associated with our services business.

Net revenue by geographic region by fiscal year

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Revenue by geographic region:
Americas (U.S., Canada and Latin America)	$3,586	$3,617	$3,744	(1)%	(3)%
EMEA (Europe, Middle East, Africa)	1,813	1,891	1,858	(4)%	2%
Asia Pacific/Japan	1,109	1,168	1,304	(5)%	(10)%
Total net revenue	$6,508	$6,676	$6,906

U.S.	3,170	3,198	3,337	(1)%	(4)%
International	3,338	3,478	3,569	(4)%	(3)%
Total net revenue	$6,508	$6,676	$6,906

Percentage of total net revenue:
Americas (U.S., Canada and Latin America)	55%	54%	54%
EMEA (Europe, Middle East, Africa)	28%	28%	27%
Asia Pacific/Japan	17%	18%	19%
U.S.	49%	48%	48%
International	51%	52%	52%
Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $156 million for fiscal 2015 as compared to fiscal 2014. Fiscal 2015 revenue for the EMEA and Asia Pacific and Japan regions decreased primarily due to unfavorable foreign currency fluctuations of $100 million and $54 million, respectively, compared to fiscal 2014.
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
Cost of revenue by fiscal year

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Cost of content, subscription, and maintenance	$988	$1,008	$1,017	(2)%	(1)%
Cost of license	114	87	89	31%	(2)%
Amortization of intangible assets	51	54	69	(6)%	(22)%
Total	$1,153	$1,149	$1,175	—%	(2)%
2015 compared to 2014:
Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Intangible assets are primarily comprised of developed technologies and patents from acquired companies. Our total cost of revenue remained relatively consistent for fiscal 2015 compared to fiscal 2014. Cost of license increased in fiscal 2015 compared to fiscal 2014, primarily due to direct costs associated with our appliance offerings.

2014 compared to 2013:
Our total cost of revenue remained relatively consistent for fiscal 2014 compared to fiscal 2013. Amortization of intangible assets decreased in fiscal 2014 compared to fiscal 2013 as certain developed technologies from acquired companies became fully amortized early in fiscal 2014.
Operating expenses by fiscal year

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Sales and marketing expense	$2,323	$2,439	$2,789	(5)%	(13)%
Research and development expense	1,144	1,039	1,026	10%	1%
General and administrative expense	379	446	447	(15)%	—%
Amortization of intangible assets	108	156	286	(31)%	(45)%
Restructuring, separation, and transition	252	264	77	(5)%	243%
Total	$4,206	$4,344	$4,625	(3)%	(6)%
2015 compared to 2014:
Sales and marketing expense decreased $116 million primarily due to lower OEM royalty fees of $130 million.
Research and development expense increased $105 million primarily due to higher salaries and wages of $34 million, higher equipment costs of $12 million, an increase in information technology and telecom costs of $11 million, and an increase in stock-based compensation of $17 million.
General and administrative expenses decreased $67 million primarily due to a reduction of outside services of $63 million.
Amortization of intangible assets decreased $48 million primarily as a result of various customer relationship intangibles becoming fully amortized at the end of the first quarter of fiscal 2014.
Restructuring, separation, and transition costs include severance, facilities, separation, transition and other related costs. For fiscal 2015, we incurred $125 million of restructuring costs, $81 million in separation costs, and $46 million in transition costs. For further information on restructuring, separation, and transition costs, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.
We experienced favorable foreign currency effects on our operating expenses of $66 million in fiscal 2015 as compared to fiscal 2014.
2014 compared to 2013:
Sales and marketing expense decreased $350 million in fiscal 2014, primarily due to lower salaries and wages of $188 million resulting from lower headcount, and lower advertising and promotion expenses of $146 million. Our sales and marketing expense in fiscal 2014 was also impacted by the changes in our go-to-market strategy as described under Part I, Item 1. Business, "Sales and Go-To-Market-Strategy."
The $13 million increase in research and development expense for fiscal 2014 was primarily due to higher equipment costs.
Amortization of intangible assets decreased by $130 million primarily as a result of various customer relationship intangibles becoming fully amortized at the end of the first quarter of fiscal 2014.
Restructuring and transition costs consist of severance, facilities, transition and other related costs associated with our organization simplification. For fiscal 2014, we recognized $212 million of restructuring, $49 million in transition costs related to our ERP system and $3 million in other transition costs. For further information on restructuring and transition costs, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.
We experienced favorable foreign currency effects on our operating expenses of $42 million in fiscal 2014 as compared to fiscal 2013.

Non-operating expense, net by fiscal year

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Interest income	$12	$12	$12	—%	—%
Interest expense	(79)	(84)	(139)	(6)%	(40)%
Other income, net	11	45	27	(76)%	67%
Non-operating expense, net	$(56)	$(27)	$(100)	107%	(73)%
2015 compared to 2014:
Non-operating expense, net, increased $29 million primarily due to a $32 million realized gain from sale of short-term investments during fiscal 2014 that did not recur in fiscal 2015.
2014 compared to 2013:
Non-operating expense, net, decreased $73 million primarily due to a $32 million realized gain from sale of short-term investments during fiscal 2014, coupled with a decrease in interest expense of $55 million as we experienced lower amortization of debt issuance costs and discounts following the maturity of our $1.0 billion 1.00% notes in June 2013.
Provision for income taxes

				Change in %
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Dollars in millions)
Provision for income taxes	$215	$258	$251	(17)%	3%
Effective tax rate on earnings	20%	22%	25%	(2)%	(3)%
Our effective tax rate was approximately 20%, 22%, and 25% in fiscal 2015, 2014, and 2013, respectively.
The tax expense in fiscal 2015 was reduced by the following benefits: (1) $59 million for tax benefits related to the settlement of the Symantec 2009 through 2013 Internal Revenue Service (“IRS”) audit, (2) $21 million in tax benefits resulting from tax settlements and lapses of statutes of limitations, (3) $14 million in tax benefits related to certain foreign operations, and (4) $14 million in tax benefits resulting from deductible separation costs.
The tax expense in fiscal 2014 was reduced by the following benefits: (1) $33 million for the resolution of a tax matter related to the sale of our 49% ownership interest in the joint venture with Huawei during the fourth quarter of fiscal 2012, (2) $24 million for tax benefits related to the settlement of the Symantec 2005 through 2008 IRS audit, (3) $15 million tax benefit related to certain foreign operations, and (4) $13 million from lapses of statutes of limitation. These tax benefits were partially offset by $12 million in tax expense, resulting from the sale of short-term investments.
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
The effective tax rates for all periods presented otherwise reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits (of which the U.S. federal research and development credit expired on December 31, 2014), partially offset by state income taxes.
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
For further information on the impact of foreign earnings on our effective tax rate, see Note 11 of the Notes to Consolidated Financial Statements in this annual report.
See Critical Accounting Policies and Estimates above for additional information about our provision for income taxes.

In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 3, 2015 of $350 million, which are net of a valuation allowance of $60 million, are realizable on a “more likely than not” basis.
In fiscal 2013, we resolved an IRS audit for the Veritas 2002 through 2005 tax years and executed the final closing agreement. Accordingly, we recorded a further tax benefit of $3 million in fiscal 2013 based on the closing agreement. We also amended our state tax returns for the Veritas 2002 through 2005 tax years in fiscal 2013 to reflect the adjustments in the closing agreement and remeasured our state liability resulting in a benefit of $7 million.
On September 3, 2013, we settled and effectively settled matters with the IRS for the Symantec 2005 through 2008 fiscal years. The result of the settlements, effective settlements, and re-measurements resulted in a reduction in the balance of our gross unrecognized tax benefits in fiscal year 2014 of $122 million.
On March 18, 2015, we settled and effectively settled matters with the IRS for the Symantec 2009 through 2013 fiscal years. The settlement and effective settlement resulted in a benefit to tax expense in fiscal year 2015 of $59 million. Additionally, the Company settled transfer price related matters of $158 million, a portion of which was accounted for against deferred tax liabilities on unremitted foreign earnings. The Company has paid in $155 million to cover the final tax and interest liability on the settlement.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $44 million.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of April 3, 2015, we had cash, cash equivalents and short-term investments of $3.9 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $4.9 billion. As of April 3, 2015, $2.2 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Senior Notes. In fiscal 2013, we issued $1.0 billion of Senior Notes consisting of the 3.95% Senior Notes due in 2022 and the 2.75% Senior Notes due in 2017. We received proceeds of $996 million, net of an issuance discount. In fiscal 2011, we issued $1.1 billion of Senior Notes consisting of the 4.20% Senior Notes due in 2020 and 2.75% Senior Notes due in 2015.
Revolving Credit Facility. In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of April 3, 2015, we were in compliance with the required covenants, and no amounts were outstanding.
We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as to fund any cash dividends, principal and interest payments on debt, and repurchases of our stock, for at least the next 12 months and foreseeable future. Since the beginning of fiscal 2014, we have implemented a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Uses of Cash
Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our notes prior to their maturity. Furthermore, our capital allocation strategy contemplates a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock, pay debts, and acquire other businesses.
Stock Repurchases. Our Board of Directors authorized a new $1.0 billion stock repurchase program during the fourth quarter of fiscal 2015. In fiscal 2015, we repurchased 21 million shares, or $500 million of our common stock. In fiscal 2014, we repurchased 21 million shares, or $500 million, of our common stock. In fiscal 2013, we repurchased 49 million shares, or $826 million, of our common stock. Our active stock repurchase programs have $1.2 billion remaining authorized for future repurchase as of April 3, 2015, with no expiration date.
Dividend Program. During fiscal 2015, we declared and paid aggregate cash dividends of $413 million or $0.60 per common share. During fiscal 2014, we declared and paid cash dividends of $418 million or $0.60 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends or dividend equivalents were paid in any periods prior to fiscal 2014.
On May 14, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on June 24, 2015 to all stockholders of record as of the close of business on June 10, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plans. In fiscal 2015, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. We expect to complete the legal separation on January 2, 2016, subject to market, regulatory and certain other conditions. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be completed in fiscal 2016. We expect to incur total severance and facilities costs between $165 million and $195 million. We expect to incur separation costs between $170 million and $190 million, excluding any potential tax implications outside the U.S. and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $335 million and $385 million. As of April 3, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2019.
In fiscal 2013, we initiated a restructuring plan to reduce management and redundant personnel resulting in headcount reductions across the Company. As of April 3, 2015, the related costs for severance and benefits are substantially complete; however, we expect to incur immaterial adjustments to existing reserves in subsequent periods.
Note Repayments. In fiscal 2014, the principal balance of our 1.00% Convertible Senior Notes issued in fiscal 2007 matured and was settled by a cash payment of $1.0 billion, along with the $5 million semiannual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value, we received $189 million from the note hedge we entered into at the time of issuance of the 1.00% notes. In fiscal 2016, $350 million of principal amount of 2.75% Senior Notes due September 2015 will mature and become due and payable.
Cash Flows
The following table summarizes, for the fiscal periods indicated, selected items in our Consolidated Statements of Cash Flows:

	2015	2014	2013
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$1,312	$1,281	$1,593
Investing activities	(1,154)	(583)	(319)
Financing activities	(811)	(1,712)	308
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments.

Net cash provided by operating activities was $1.3 billion for fiscal 2015, which resulted from net income of $878 million adjusted for non-cash items, including depreciation and amortization charges of $443 million and stock-based compensation expense of $195 million. These amounts were partially offset by decreases in income taxes payable of $191 million and accounts payable of $65 million.
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
Investing activities
Net cash used in investing activities was $1.2 billion for fiscal 2015 and was primarily due to the purchase of $1.8 billion of short-term investments and payments of $381 million for capital expenditures, partially offset by proceeds of $681 million from maturities of short-term investments and $343 million from sales of our short-term investments.
Net cash used in investing activities was $583 million for fiscal 2014 and was primarily due to payments of $260 million for capital expenditures, and $492 million in purchases of short-term investments, partially offset by $186 million in proceeds from the sales and maturities of our short-term investments.
Net cash used in investing activities was $319 million for fiscal 2013 and was primarily due to payments of $336 million for capital expenditures, partially offset by $46 million in proceeds from the sales and maturities of our short-term investments.
Financing activities
Net cash used in financing activities was $811 million for fiscal 2015, which was primarily due to repurchases of our common stock of $500 million and cash dividend payments of $413 million, partially offset by proceeds from sales of common stock under employee stock benefit plans of $116 million.
Net cash used in financing activities was $1.7 billion for fiscal 2014, which was primarily due to the repayment of our convertible senior notes of $1.0 billion, repurchases of our common stock of $500 million and cash dividends paid of $418 million, partially offset by net proceeds from sales of common stock through employee stock benefit plans of $234 million.
Net cash provided by financing activities of $308 million for fiscal 2013 was primarily due to the $996 million net proceeds generated from our issuance of $600 million in principal amount of 2.75% interest-bearing senior notes due June 15, 2017 and $400 million in principal amount of 3.95% interest-bearing senior notes due June 15, 2022, and net proceeds from sales of common stock through employee stock benefit plans of $281 million, partially offset by repurchases of our common stock of $826 million and the purchase of additional equity interest in subsidiary of $111 million.
Contractual obligations
The following is a schedule by years of our significant contractual obligations as of April 3, 2015:

	Payments Due by Fiscal Period
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(Dollars in millions)
Senior Notes (1)	$2,100	$350	$600	$—	$1,150
Interest payments on Senior Notes (1)	327	68	115	95	49
Purchase obligations (2)	542	539	3	—	—
Operating leases (3)	442	103	150	104	85
Uncertain tax positions(4)	29	29	—	—	—
Total	$3,440	$1,089	$868	$199	$1,284

(1)
In fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 2015 and $750 million in principal amount of 4.20% senior notes due September 2020. In fiscal 2013, we issued $600 million in principal amount of 2.75% senior notes due June 2017 and $400 million in principal amount of 3.95% senior notes due June 2022. Interest payments were calculated based on terms of the related senior notes. For further information on the senior notes, see Note 5 of the Notes to Consolidated Financial Statements in this annual report.

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

(3)
We have entered into various noncancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income and include $6 million in exited or excess facility costs related to restructuring activities.

(4)
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of April 3, 2015 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $134 million in long-term income taxes payable has been excluded from the contractual obligations table. For further information, see Note 11 of the Notes to Consolidated Financial Statements in this annual report.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks related to fluctuations in interest rates and foreign currency exchange rates. We may use derivative financial instruments to mitigate certain risks in accordance with our investment and foreign exchange policies. We do not use derivatives or other financial instruments for trading or speculative purposes.
Interest rate risk
As of April 3, 2015 and March 28, 2014, we had $2.1 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $2.1 billion and a fair value of $2.2 billion, which fair value is based on level 2 inputs. We have performed sensitivity analyses as of April 3, 2015 and March 28, 2014 by using a modeling technique that measures the change in the fair values arising from a hypothetical 50 bps movement in the levels of market interest rates, with all other variables held constant. On April 3, 2015 and March 28, 2014, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate senior notes by a decrease of approximately $39 million and $48 million, respectively and an increase of approximately $40 million and $49 million, respectively. However, this hypothetical change in market interest rates would not impact the interest expense on the fixed-rate debt.
Foreign currency exchange rate risk
We conduct business in 43 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro and Singapore dollar. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange forward contracts with up to six months in duration, to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the functional currency of the subsidiary. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates for all currencies could be experienced. The estimated impacts of a ten percent appreciation or depreciation of foreign currency are as follows:

	April 3, 2015			March 28, 2014
		Change in Fair Value Due to 10%			Change in Fair Value Due to 10%
Foreign Exchange Forward Contract	Notional Amount	Appreciation	Depreciation	Notional Amount	Appreciation	Depreciation
	(Dollars in millions)
Purchased	$102	$10	$(10)	$154	$15	$(15)
Sold	(195)	(19)	19	(240)	(24)	24
Total net outstanding contracts	$(93)	$(9)	$9	$(86)	$(9)	$9
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
Selected quarterly financial data

	Fiscal 2015				Fiscal 2014
	Apr. 3, 2015	Jan. 2, 2015	Oct. 3, 2014	Jul. 4, 2014	Mar. 28, 2014	Dec. 27, 2013	Sep. 27, 2013	Jun. 28, 2013
	(In millions, except per share data)
Net revenue	$1,518	$1,638	$1,617	$1,735	$1,625	$1,705	$1,637	$1,709
Gross profit	1,231	1,359	1,339	1,426	1,343	1,422	1,353	1,409
Operating income	152	327	348	322	306	405	248	224
Net income	176	222	244	236	217	283	241	157
Net income per share — basic	0.26	0.32	0.35	0.34	0.31	0.41	0.34	0.23
Net income per share — diluted	0.25	0.32	0.35	0.34	0.31	0.40	0.34	0.22
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

b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 3, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Our management has concluded that, as of April 3, 2015, our internal control over financial reporting was effective based on these criteria.
The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of April 3, 2015, which is included in Part IV, Item 15 of this annual report.
c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
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
We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries as of April 3, 2015 and March 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 3, 2015. We also have audited the internal control over financial reporting of Symantec Corporation as of April 3, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Symantec Corporation is responsible for these consolidated financial statements for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the internal control over financial reporting of Symantec Corporation based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of April 3, 2015 and March 28, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of April 3, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/   KPMG LLP

Santa Clara, California
May 22, 2015

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 3, 2015	March 28, 2014
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,874	$3,707
Short-term investments	1,017	377
Trade accounts receivable, net of allowance for doubtful accounts of $7 and $7, respectively	993	1,007
Deferred income taxes	152	142
Deferred commissions	131	115
Other current assets	255	304
Total current assets	5,422	5,652
Property and equipment, net	1,205	1,116
Intangible assets, net	628	768
Goodwill	5,847	5,858
Long-term deferred commissions	26	21
Other long-term assets	105	124
Total assets	$13,233	$13,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213	$282
Accrued compensation and benefits	398	365
Deferred revenue	3,109	3,322
Current portion of long-term debt	350	—
Other current liabilities	383	337
Total current liabilities	4,453	4,306
Long-term debt	1,746	2,095
Long-term deferred revenue	555	581
Long-term deferred tax liabilities	308	425
Long-term income taxes payable	134	252
Other long-term obligations	102	83
Total liabilities	7,298	7,742
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 3,000 shares authorized; 898 and 909 shares issued; 684 and 695 shares outstanding, respectively	7	7
Additional paid-in capital	6,094	6,744
Accumulated other comprehensive income	104	194
Accumulated deficit	(270)	(1,148)
Total stockholders’ equity	5,935	5,797
Total liabilities and stockholders’ equity	$13,233	$13,539
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$5,749	$5,960	$6,021
License	759	716	885
Total net revenue	6,508	6,676	6,906
Cost of revenue:
Content, subscription, and maintenance	988	1,008	1,017
License	114	87	89
Amortization of intangible assets	51	54	69
Total cost of revenue	1,153	1,149	1,175
Gross profit	5,355	5,527	5,731
Operating expenses:
Sales and marketing	2,323	2,439	2,789
Research and development	1,144	1,039	1,026
General and administrative	379	446	447
Amortization of intangible assets	108	156	286
Restructuring, separation, and transition	252	264	77
Total operating expenses	4,206	4,344	4,625
Operating income	1,149	1,183	1,106
Interest income	12	12	12
Interest expense	(79)	(84)	(139)
Other income, net	11	45	27
Income before income taxes	1,093	1,156	1,006
Provision for income taxes	215	258	251
Net income	$878	$898	$755
Net income per share:
Basic	$1.27	$1.29	$1.08
Diluted	$1.26	$1.28	$1.06
Weighted-average shares outstanding:
Basic	689	696	701
Diluted	696	704	711
Cash dividends declared per common share	$0.60	$0.60	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Net income	$878	$898	$755
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(89)	1	5
Reclassification adjustments for (gain) loss included in net income	(1)	4	2
Net foreign currency translation adjustments	(90)	5	7
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of taxes of $0, $1, and $11, respectively	—	1	15
Reclassification adjustments for realized gain included in net income, net of taxes of $0, $(10), and $0, respectively	—	(14)	—
Net (decrease) increase from available-for-sale securities	—	(13)	15
Other comprehensive (loss) income, net of taxes	(90)	(8)	22
Comprehensive income	788	890	777
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)
Comprehensive income attributable to Symantec Corporation stockholders	$788	$890	$779
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Symantec Corporation Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
	Shares	Amount
	(In millions)
Balance as of March 30, 2012	724	$7	$7,773	$178	$(2,799)	$5,159	$78	$5,237
Net income	—	—	—	—	755	755	—	755
Other comprehensive income (loss)	—	—	—	24	—	24	(2)	22
Issuance of common stock under employee stock plans	17	—	281	—	—	281	—	281
Repurchases of common stock	(49)	—	(826)	—	—	(826)	—	(826)
Tax payments related to restricted stock units	6	—	(36)	—	—	(36)	—	(36)
Stock-based compensation, net of estimated forfeitures	—	—	165	—	—	165	—	165
Income tax benefit from employee stock transactions	—	—	(11)	—	—	(11)	—	(11)
Purchase of additional equity interest in subsidiary	—	—	(33)	—	(2)	(35)	(76)	(111)
Balance as of March 29, 2013	698	7	7,313	202	(2,046)	5,476	—	5,476
Net income	—	—	—	—	898	898	—	898
Other comprehensive loss	—	—	—	(8)	—	(8)		(8)
Issuance of common stock under employee stock plans	18	—	234	—	—	234	—	234
Repurchases of common stock	(21)	—	(500)	—	—	(500)	—	(500)
Tax payments related to restricted stock units	—	—	(45)	—	—	(45)	—	(45)
Dividends paid and accrued	—	—	(429)	—	—	(429)	—	(429)
Stock-based compensation, net of estimated forfeitures	—	—	157	—	—	157	—	157
Income tax benefit from employee stock transactions	—	—	14	—	—	14	—	14
Balance as of March 28, 2014	695	7	6,744	194	(1,148)	5,797	—	5,797
Net income	—	—	—	—	878	878	—	878
Other comprehensive loss	—	—	—	(90)	—	(90)	—	(90)
Issuance of common stock under employee stock plans	10	—	116	—	—	116	—	116
Repurchases of common stock	(21)	—	(500)	—	—	(500)	—	(500)
Tax payments related to restricted stock units	—	—	(47)	—	—	(47)	—	(47)
Dividends paid and accrued	—	—	(428)	—	—	(428)	—	(428)
Stock-based compensation, net of estimated forfeitures	—	—	198	—	—	198	—	198
Income tax benefit from employee stock transactions	—	—	11	—	—	11	—	11
Balance as of April 3, 2015	684	$7	$6,094	$104	$(270)	$5,935	$—	$5,935
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$878	$898	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280	281	283
Amortization of intangible assets	159	210	355
Amortization of debt issuance costs and discounts	4	7	60
Stock-based compensation expense	195	156	164
Deferred income taxes	(23)	47	31
Excess income tax benefit from the exercise of stock options	(10)	(17)	(11)
Net gain from sale of short-term investments	—	(32)	—
Other	10	8	16
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(38)	30	(107)
Deferred commissions	(30)	26	17
Accounts payable	(65)	(75)	33
Accrued compensation and benefits	49	(58)	12
Deferred revenue	19	(223)	119
Income taxes payable	(191)	7	(31)
Other assets	22	(11)	(64)
Other liabilities	53	27	(39)
Net cash provided by operating activities	1,312	1,281	1,593
INVESTING ACTIVITIES:
Purchases of property and equipment	(381)	(260)	(336)
Payments for acquisitions, net of cash acquired, and purchases of intangibles	(39)	(17)	(28)
Purchases of short-term investments	(1,758)	(492)	—
Proceeds from maturities of short-term investments	681	117	45
Proceeds from sales of short-term investments	343	69	1
Other	—	—	(1)
Net cash used in investing activities	(1,154)	(583)	(319)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(21)	(1,189)	—
Proceeds from convertible note hedge	—	189	—
Net proceeds from sales of common stock under employee stock benefit plans	116	234	281
Excess income tax benefit from the exercise of stock options	10	17	11
Tax payments related to restricted stock units	(47)	(45)	(36)
Dividends paid, net	(413)	(418)	—
Repurchases of common stock	(500)	(500)	(826)
Purchase of additional equity interest in subsidiary	—	—	(111)
Proceeds from debt issuance, net of discount	—	—	996
Debt issuance costs	—	—	(7)
Proceeds from other financing, net	44	—	—
Net cash (used in) provided by financing activities	(811)	(1,712)	308
Effect of exchange rate fluctuations on cash and cash equivalents	(180)	36	(59)
Change in cash and cash equivalents	(833)	(978)	1,523
Beginning cash and cash equivalents	3,707	4,685	3,162
Ending cash and cash equivalents	$2,874	$3,707	$4,685
Income taxes paid (net of refunds)	$353	$224	$252
Interest expense paid	$75	$79	$69
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
On October 9, 2014, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. The transaction is intended to take the form of a tax-free distribution to Symantec shareholders of all of the capital stock of our information management business. We expect to complete the legal separation on January 2, 2016, subject to market, regulatory and certain other conditions. John Gannon has been appointed as General Manager of the information management business, and Don Rath has been appointed as acting Chief Financial Officer. After the transaction, Michael Brown and Thomas Seifert will continue to lead Symantec as Chief Executive Officer and Chief Financial Officer, respectively. For additional separation cost information, see Note 6.
Principles of consolidation
The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S."). All significant intercompany accounts and transactions have been eliminated. Certain amounts in the 2014 and 2013 Consolidated Financial Statements within operating expenses have been reclassified to be comparable with classifications used in our 2015 Consolidated Financial Statements.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal 2015 was a 53-week year whereas our fiscal 2014 and 2013 were 52-week years.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue recognized and deferred amounts, valuation of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, contingencies and litigation, and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions).
Segment reporting change
In fiscal 2015, we focused on managing our businesses as a portfolio and optimizing certain businesses for margin or growth. As a result, beginning from the second quarter of fiscal 2015, we modified our segment reporting structure to match our new operating structure and how our Chief Operating Decision Maker ("CODM") reviews the business and allocates resources. The CODM function is comprised of our Chief Executive Officer and Chief Financial Officer. Reclassifications of prior period segment information have been made to conform to the current period presentation. This change does not impact our previously reported Consolidated Financial Statements. See Note 9 for additional information on our segment reporting change.
Foreign currency
The functional currency of our foreign subsidiaries is generally the local foreign currency. Assets and liabilities denominated in non-functional currencies are remeasured into the functional currencies at current exchange rates, and the gains or losses from such remeasurement are recorded in other income, net. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of accumulated other comprehensive income. Deferred tax assets and liabilities are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested. In the event of liquidation of a foreign subsidiary, the cumulative translation adjustment attributable to that foreign subsidiary is reclassified from accumulated other comprehensive income and included in other income, net. For fiscal 2015, the net foreign currency transaction loss was $3 million. For fiscal 2014 and 2013, the net foreign currency transaction losses were $6 million for each year. These net losses are included in other income, net, in our Consolidated Statements of Income.

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
Content, subscription, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements does not exist, arrangements for managed security services, and Software-as-a-Service (“SaaS”) offerings. These arrangements are generally offered to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period. We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is included with content, subscriptions, and maintenance and is deferred and recognized ratably over the period of the agreements.
Content, subscription, and maintenance revenue also includes professional services revenue, consisting primarily of the fees we earn related to consulting and educational services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
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
We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue or deferred revenue. As of April 3, 2015 and March 28, 2014, we had reserves for rebates of $59 million and $68 million, respectively. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue or deferred revenue over the term of the subscription.
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
The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity.
Short-term investments. Short-term investments consist of investment and marketable equity securities that are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs, which are quoted using market prices, independent pricing vendors, or other sources, to determine the fair value. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income. We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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

The following table summarizes the allowances for doubtful accounts for the periods presented:

	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Beginning balance	$7	$5	$5
Provision for doubtful accounts	7	6	3
Deductions, net	(7)	(4)	(3)
Ending balance	$7	$7	$5
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
The following table summarizes property and equipment, net of accumulated depreciation by categories for the periods presented:

	April 3, 2015	March 28, 2014
	(Dollars in millions)
Land	$79	$79
Computer hardware and software	1,188	1,797
Office furniture and equipment	102	140
Buildings	542	539
Leasehold improvements	288	356
Construction in progress	80	28
	2,279	2,939
Accumulated depreciation	(1,074)	(1,823)
Property and equipment, net	$1,205	$1,116
Depreciation expense was $280 million, $281 million, and $283 million in fiscal 2015, 2014, and 2013, respectively.
Business combinations
We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at their estimated fair values at acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
Goodwill and intangible assets
Goodwill. Goodwill represents the excess of the purchase price of the acquisition over the net fair value of assets acquired and liabilities assumed. We assign goodwill to our reporting units based on the relative fair value at acquisition date.  We review goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of the fiscal year or more frequently if facts and circumstances warrant. During the annual impairment reviews in fiscal 2015, 2014 and 2013, we evaluated qualitative factors to assess the likelihood of impairment and determined that were no indicators of significant risk of goodwill impairment. Consequently, we did not recognize any goodwill impairment charges in fiscal 2015, 2014 or 2013.
Intangible assets. In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, finite-lived trade names, patents, and indefinite-lived trade names. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from 1 to 11 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and certain trade names is recognized in operating expenses. Indefinite-lived intangible assets are not subject to amortization but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by the comparison of the carrying amount of the asset to the discounted future cash flows of the asset is expected to generate. If the carrying amount of the asset exceeds its discounted future cash flows, an impairment loss is recognized for the difference between the asset’s carrying amount and fair value.
Restructuring
Restructuring actions generally include significant actions involving employee-related severance charges and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some are mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of our information management business. Contract termination costs for leased facilities primarily reflect costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. These charges are reflected in the period when the facility ceases to be used.
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
Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is generally recognized ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. As a result, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Although we estimate forfeitures based on historical experience, actual forfeitures may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record an adjustment for the difference in the period that the awards vest or are forfeited.

Fair value of stock-based awards. Stock-based awards principally consist of restricted stock units (“RSU”). The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. Because the Company’s RSUs include dividend-equivalent rights, the fair values are not discounted by the dividend yield.
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
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in our Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations. See Note 9 for details of significant customers.
Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in operating expenses. These costs totaled $330 million, $451 million, and $594 million for fiscal 2015, 2014, and 2013, respectively.
Contingencies
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
Sales Commissions
Sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition.
Recently issued authoritative guidance
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for the Company April 4, 2015, and will apply to the treatment of the planned separation of our information management business that is expected to occur on January 2, 2016. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect that this standard will have a material impact on our Consolidated Financial Statements and related disclosures.
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for the Company April 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed a one year deferral in the effective date of the new standard. We are evaluating the effect that the standard will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related liability. The new standard is effective for the Company April 2, 2016. Early adoption is permitted and we expect to adopt the standard in the fiscal period beginning April 4, 2015. We do not expect that this standard will have a material impact on our Consolidated Financial Statements and related disclosures.
There was no other recently issued authoritative guidance that is expected to have a material impact to our Consolidated Financial Statements through the reporting date.
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

Assets measured and recorded at fair value on a recurring basis
Cash equivalents. Cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value.
Short-term investments. Short-term investments consist of investment and marketable equity securities with original maturities greater than three months. Investment securities are priced using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the fair value of these assets. Marketable equity securities are recorded at fair value using quoted prices in active markets for identical assets.
There have been no transfers between fair value measurement levels during fiscal 2015. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	April 3, 2015			March 28, 2014
	Fair value	Cash and cash equivalents	Short-term investments	Fair value	Cash and cash equivalents	Short-term investments
	(Dollars in millions)
Cash	$807	$807	$—	$922	$922	$—
Non-negotiable certificates of deposit	296	260	36	405	365	40
Level 1
Money market	1,725	1,725	—	2,380	2,380	—
U.S. government securities	284	—	284	95	—	95
Marketable equity securities	5	—	5	6	—	6
	2,014	1,725	289	2,481	2,380	101
Level 2
Corporate bonds	166	—	166	123	3	120
U.S. agency securities	68	—	68	45	—	45
Commercial paper	333	82	251	56	32	24
Negotiable certificates of deposit	184	—	184	—	—	—
International government securities	23	—	23	52	5	47
	774	82	692	276	40	236
Total	$3,891	$2,874	$1,017	$4,084	$3,707	$377

Fair Value of Debt
As of April 3, 2015 and March 28, 2014, the fair value of our current and long-term debt was $2.2 billion based on Level 2 inputs.
Note 3. Goodwill and Intangible Assets
During fiscal 2015, 2014, and 2013 we completed business acquisitions primarily to enhance our technology portfolio for aggregate cash consideration, net of cash acquired, of $19 million, $17 million, and $28 million, respectively. The results of operations related to these acquisitions have been included in our consolidated statements of income from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.
We also acquired rights to certain technology for $20 million in an asset acquisition during the third quarter of fiscal 2015. The total amount assigned to acquired finite-lived intangible assets from fiscal 2015 acquisitions was $27 million. This cost was assigned to developed technology and is being amortized to cost of revenue on a straight-line basis over the weighted-average useful life of 3.5 years. Goodwill related to the business acquisitions is summarized in the following table.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Information Management	Total
	(Dollars in millions)
Net balance as of March 29, 2013	$1,233	$1,901	$2,707	$5,841
Acquisitions	—	16	—	16
Translation adjustments	—	1	—	1
Net balance as of March 28, 2014	$1,233	$1,918	$2,707	$5,858
Acquisitions	—	11	—	11
Translation adjustments	(3)	(13)	(6)	(22)
Net balance as of April 3, 2015	$1,230	$1,916	$2,701	$5,847
Effective in the second quarter of fiscal 2015, we evaluated our segment reporting structure and modified the reporting to match our new operating structure. Our reporting units for goodwill are the same as our reportable operating segments, and the net goodwill balance has been allocated to the reporting units based on their relative fair value. See Note 9 of these Consolidated Financial Statements for information regarding the changes related to segment information.
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
Intangible assets, net

	April 3, 2015			March 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$730	$(536)	$194	$766	$(469)	$297
Developed technology	296	(172)	124	287	(142)	145
Finite-lived trade names	125	(117)	8	125	(103)	22
Patents	21	(16)	5	21	(14)	7
Total finite-lived intangible assets	1,172	(841)	331	1,199	(728)	471
Indefinite-lived trade names	297	—	297	297	—	297
Total	$1,469	$(841)	$628	$1,496	$(728)	$768

As of April 3, 2015, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

April 3, 2015
(Dollars in millions)
2016	$112
2017	93
2018	70
2019	37
2020	15
Thereafter	4
Total	$331
Note 4. Supplemental Financial Information
Dividends
During fiscal 2015, we declared and paid aggregate cash dividends of $413 million or $0.60 per common share. During fiscal 2014, we declared and paid aggregate cash dividends of $418 million or $0.60 per common share. Each quarterly dividend was recorded as a reduction to additional paid-in capital. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. No dividends or dividend equivalents were paid in any periods prior to fiscal 2014.
On May 14, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on June 24, 2015 to all stockholders of record as of the close of business on June 10, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Changes in Accumulated Other Comprehensive Income by Component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of March 28, 2014	$191	$3	$194
Other comprehensive income before reclassifications	(89)	—	(89)
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Balance as of April 3, 2015	$101	$3	$104
In fiscal 2015, we reclassified $1 million of realized gain on foreign currency translation adjustments from accumulated other comprehensive income to other income, net in our Consolidated Statements of Income.

Note 5. Debt
The following table summarizes components of our debt:

	April 3, 2015		March 28, 2014
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(Dollars in millions)
Senior Notes
2.75% due September 15, 2015	$350	2.76%	$350	2.76%
2.75% due June 15, 2017	600	2.79%	600	2.79%
4.20% due September 15, 2020	750	4.25%	750	4.25%
3.95% due June 15, 2022	400	4.05%	400	4.05%
Total principal amount	$2,100		$2,100
Less: unamortized discount	(4)		(5)
Total debt	$2,096		$2,095
Less: current portion	(350)		—
Total long-term portion	$1,746		$2,095
The future maturities of debt by fiscal year are as follows:

April 3, 2015
(Dollars in millions)
2016	$350
2017	—
2018	600
2019	—
2020	—
Thereafter	1,150
Total	$2,100
Senior Notes
In fiscal 2013, we issued $1.0 billion of Senior Notes consisting of the 3.95% Senior Notes due in 2022 and the 2.75% Senior Notes due in 2017. We received proceeds of $996 million, net of an issuance discount. We also incurred issuance costs of $6 million in fiscal 2013. In fiscal 2011, we issued $1.1 billion of Senior Notes consisting of the 4.20% Senior Notes due in 2020 and 2.75% Senior Notes due in 2015. We collectively refer to such debt as our Senior Notes.
Our Senior Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Interest on our Senior Notes is payable semiannually. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the Senior Notes. Contractual interest expense totaled $73 million, $73 million, and $67 million in fiscal years 2015, 2014, and 2013, respectively.
Convertible Senior Notes
In fiscal 2014, the principal balance of our 1.00% Convertible Senior Notes issued in fiscal 2007 matured and was settled by a cash payment of $1.0 billion, along with the $5 million semiannual interest payment. In addition, we elected to pay the conversion value above par value in cash in the amount of $189 million. Concurrently with the payment of the conversion value, we received $189 million from the note hedge we entered into at the time of issuance of the 1.00% notes.
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
Interest on our 1.00% notes was payable semiannually. Contractual interest expense was $0 million, $2 million, and $10 million in fiscal 2015, 2014 and 2013, respectively. Amortization of the debt discount was $0 million, $3 million and $55 million in fiscal 2015, 2014 and 2013, respectively.

Revolving credit facility
In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility, which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of April 3, 2015 and March 28, 2014, we were in compliance with the required covenants, and no amounts were outstanding.
Note 6. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs consist of consulting charges associated with the implementation of new Enterprise Resource Planning systems. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 9 of these Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Restructuring plans
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of April 3, 2015, the related costs for severance and benefits are substantially complete; however, we expect to incur immaterial adjustments to existing reserves in subsequent periods.
Fiscal 2015 Plan
In fiscal 2015, we announced plans to separate our business into two independent publicly-traded companies: one focused on security and one focused on information management. We expect to complete the legal separation on January 2, 2016, subject to market, regulatory and certain other conditions. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be completed in fiscal 2016. We expect to incur total severance and facilities costs between $165 million and $195 million. We expect to incur separation costs between $170 million and $190 million, excluding any potential tax implications outside the U.S. and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $335 million and $385 million. As of April 3, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2019.
Restructuring, separation, and transition summary

	March 28, 2014	Costs, Net of Adjustments	Cash Payments	April 3, 2015	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2014 Plan Total	$38	$16	$(50)	$4	$238
Fiscal 2015 Plan
Severance costs	—	102	(43)	59	102
Separation costs	—	81	(64)	17	81
Other exit and disposal costs	—	7	(1)	6	7
Fiscal 2015 Plan Total	$—	$190	$(108)	$82	$190
Restructuring and separation Plans Total	$38	$206	$(158)	$86
Transition and other related costs		46
Total restructuring, separation, and transition costs		$252
As of April 3, 2015, the restructuring and separation liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Consolidated Balance Sheets.

Note 7. Commitments and Contingencies
Lease commitments
We lease certain of our facilities, equipment, and co-locations under operating leases that expire at various dates through fiscal 2029. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense under operating leases was $128 million, $121 million, and $124 million for fiscal 2015, 2014, and 2013, respectively.
The minimum future rentals on noncancelable operating leases by fiscal year are as follows:

April 3, 2015
(Dollars in millions)
2016	$103
2017	81
2018	69
2019	62
2020	42
Thereafter	85
Total minimum future lease payments	$442
Sublease income	(1)
Total minimum future lease payments, net	$441
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms. The following reflects unrecognized purchase obligations by fiscal year:

April 3, 2015
(Dollars in millions)
2016	$539
2017	1
2018	2
Thereafter	—
Total purchase obligations	$542
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
GSA
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
IV
On December 8, 2010, Intellectual Ventures ("IV") sued Symantec for patent infringement in the U.S. District Court in Delaware. The complaint alleged infringement of four patents by various Symantec internet security products, including Norton security products, Symantec Endpoint Protection, and other Symantec email and web security products. In October 2014, one patent was dismissed from the case. On January 26, 2015, a jury trial began on the remaining three patents. At trial, IV requested a damages award of approximately $299 million. Symantec offered evidence that the three patents were invalid and not infringed. Symantec also offered evidence that, even if any of the patents are found to be valid and infringed, any damages would be significantly lower than the amount requested by IV.
On February 6, 2015, after a nine-day trial, the jury issued a verdict finding that Symantec infringed two patents, that Symantec did not infringe the third patent, that Symantec had not established that the patents are invalid based on prior art, and that the proper measure of damages for Symantec’s past and future use of the two patents until their expiration was $17 million ($9 million for one patent and $8 million for the second patent). On April 10, 2015, the Court heard a post-trial motion brought by Symantec specifically addressing whether the three patents-in-suit are invalid under 35 U.S.C. § 101 due to lack of patentable subject matter. On April 22, 2015, the Court issued an order holding that two of the patents are invalid, including one of the patents Symantec was found to infringe. Therefore, the $9 million jury verdict related to that patent has been rendered moot. Symantec is still considering its options to seek to overturn all or part of the remaining $8 million verdict. Symantec does not believe that it is probable that it has incurred a material loss and, as a result, has not made an accrual for this matter.
Other
See Note 13 for information regarding an agreement in principle to settle litigation. We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, results of operations, financial condition or cash flow.

Note 8. Stock Repurchases
The following table summarizes our stock repurchases:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(In millions, except per share data)
Total number of shares repurchased	21	21	49
Dollar amount of shares repurchased	$500	$500	$826
Average price paid per share	$23.73	$23.87	$16.98
Remaining authorization at end of period	$1,158	$658	$1,158
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. On February 3, 2015, our Board of Directors authorized a new $1.0 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the remaining amount authorized for future repurchase under our previous program.
Note 9. Segment and Geographic Information
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

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. These products include Secure Socket Layer (“SSL”) Certificates, authentication, mail and web security, data center security, data loss prevention, information security services, endpoint security and management, encryption, and mobile security offerings.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available.

There were no intersegment sales for the periods presented. The historical information presented has been retrospectively adjusted to reflect the new segment reporting. Our CODM evaluates performance primarily based on net revenue and operating income. Except for goodwill, as disclosed in Note 3, our assets are not discretely identified by segment.

	Consumer Security	Enterprise Security	Information Management	Total Segments
	(Dollars in millions)
Fiscal 2015
Net revenue	$1,887	$2,063	$2,558	$6,508
Operating income	982	287	486	1,755
Fiscal 2014
Net revenue	$2,063	$2,100	$2,513	$6,676
Operating income	928	314	571	1,813
Fiscal 2013
Net revenue	$2,109	$2,168	$2,629	$6,906
Operating income	805	213	684	1,702

The following table provides a reconciliation of the total of the reportable segments’ operating income to the consolidated operating income:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Total segment operating income	$1,755	$1,813	$1,702
Less reconciling items:
Stock-based compensation	195	156	164
Amortization of intangibles	159	210	355
Restructuring, separation, and transition	252	264	77
Total consolidated operating income	$1,149	$1,183	$1,106
Product revenue information
The following table summarizes revenue by significant product categories:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Core consumer security	$1,887	$2,063	$2,109
Backup	1,536	1,423	1,445
Information availability	585	652	733
Endpoint security and management	604	638	701
Others (1)	1,896	1,900	1,918
Total product revenue	$6,508	$6,676	$6,906

(1)	No other product category was material to the respective totals.
Geographical Information
The following table represents net revenue amounts recognized for sales in the corresponding countries:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
U.S.	$3,170	$3,198	$3,337
Foreign countries (1)	3,338	3,478	3,569
Total net revenue	$6,508	$6,676	$6,906

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area for the periods presented. We do not identify or allocate our other assets by geographic area:

	April 3, 2015	March 28, 2014
	(Dollars in millions)
U.S.	$948	$871
Foreign countries (1)	257	245
Total	$1,205	$1,116

(1)	No individual country represented more than 10% of the respective totals.
Significant customers
In fiscal 2015, 2014 and 2013, there were no significant customers that accounted for more than 10% of our total net revenue.
Note 10. Stock-Based Compensation
Stock purchase plans
2008 Employee Stock Purchase Plan
We maintain the 2008 Employee Stock Purchase Plan, as amended (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation, subject to certain limitations, to purchase shares of our common stock at 85% of its fair market value on the purchase date at the end of each six-month purchase period. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the offering enrollment and purchase dates, and be employed customarily for at least 20 hours per week and at least five months per calendar year. As of April 3, 2015, 25 million shares have been issued under this plan and 45 million shares remained available for future issuance.
Stock award plans
2000 Director Equity Incentive Plan
Our stockholders approved the 2000 Director Equity Incentive Plan and subsequent amendments which reserved 200,000 shares of common stock for issuance thereunder. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of April 3, 2015, a total of 135,000 shares have been issued under this plan and 65,000 shares remained available for future issuance.
2004 and 2013 Equity Incentive Plans
Under both the 2013 Equity Incentive Plan ("2013 Plan") and the 2004 Equity Incentive Plan ("2004 Plan") (collectively “the Equity Plans”), the Company has granted incentive and nonqualified stock options, stock appreciation rights, RSUs, restricted stock awards, and performance-based awards to employees, officers, directors, consultants, independent contractors, and advisors to us. These may also be granted to any parent, subsidiary, or affiliate of ours. The purpose of the Equity Plans has been to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. RSUs granted prior to November 2014 generally vest over a four-year period, whereas RSUs granted thereafter generally vest over a three-year period.
Effective as of the first quarter of 2013, following Board of Directors' approval, all RSUs and performance-based awards granted under the Equity Plans have dividend equivalent rights (“DER”) which entitle participants to the same dividend value per share as holders of Company’s Common Stock. The DER are to be paid in the form of cash upon vesting for each share of the underlying award, and are subject to the same terms and conditions as the underlying award.
Upon adoption, our stockholders approved and reserved 45 million shares of common stock for issuance under the 2013 Plan. As of April 3, 2015, 24 million shares remained available for future grant. We use restricted stock units as our primary equity awards and stock option activity is not material to the financial statements.

Stock-based compensation expense
The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Income.

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(In millions)
Cost of revenue	$24	$19	$15
Sales and marketing	75	59	67
Research and development	65	48	50
General and administrative	31	30	32
Total stock-based compensation expense	195	156	164
Tax benefit associated with stock-based compensation expense	(55)	(45)	(48)
Net stock-based compensation expense	$140	$111	$116
Restricted stock units

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(In millions, except per share and years data)
Outstanding at March 28, 2014	19	$20.61
Granted	18	22.66
Vested and released	(6)	19.27
Forfeited	(5)	21.06
Outstanding and unvested at April 3, 2015	26	$22.23	1.4	$622
Expected to vest at April 3, 2015	22		1.3	$508
The weighted-average grant date fair value per share of restricted stock granted during fiscal 2015, 2014, and 2013, including assumed restricted stock was $22.66, $23.90, and $15.74, respectively. The total fair value of restricted stock that vested and released in fiscal 2015, 2014, and 2013 was $133 million, $147 million, and $124 million, respectively.
As of April 3, 2015, total unrecognized compensation cost adjusted for estimated forfeitures related restricted stock was $368 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
Performance-based restricted stock units
During fiscal 2015, 2014 and 2013, we granted performance-based restricted stock units ("PRUs") to certain senior level employees under our 2013 Plan and 2004 Plan. During fiscal 2015, we granted 2 million PRUs. As of April 3, 2015 and March 28, 2014, there were 2 million and 1 million PRUs unvested, respectively. The weighted-average grant date fair value per share of PRUs granted during fiscal 2015, 2014, and 2013 was $26.30, $26.03 and $16.97, respectively.
During each of fiscal 2015, 2014 and 2013, we recognized $13 million of compensation cost related to PRUs and performance-contingent stock units ("PCSUs"). As of April 3, 2015, total unrecognized compensation cost related to the PRUs was approximately $18 million, which is expected to be recognized over the remaining weighted-average period of 1.8 years. No PCSUs were granted during fiscal 2015 and none remained unvested as of April 3, 2015.
Shares reserved
We reserved the following shares of authorized but unissued common stock:

April 3, 2015
(In millions)
Stock purchase plans	45
Stock award plans	53
Total	98

Note 11. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Current:
Federal	$72	$111	$104
State	13	23	23
International	115	78	87
	200	212	214
Deferred:
Federal	20	36	27
State	(3)	17	5
International	(2)	(7)	5
	15	46	37
Provision for income taxes	$215	$258	$251
Pretax income from international operations was $617 million, $612 million, and $652 million for fiscal 2015, 2014, and 2013, respectively.
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Federal statutory tax	$382	$405	$351
State taxes, net of federal benefit	20	26	25
Foreign earnings taxed at less than the federal rate	(127)	(131)	(96)
Domestic production activities deduction	(12)	(14)	(12)
Federal research and development credit	(11)	(6)	(10)
Valuation allowance (decrease) increase	4	(3)	—
Nondeductible separation costs	11	—	—
Change in uncertain tax positions	(57)	(26)	(9)
Other, net	5	7	2
Provision for income taxes	$215	$258	$251

The principal components of deferred tax assets are as follows:

	Year Ended
	April 3, 2015	March 28, 2014
	(Dollars in millions)
Deferred tax assets:
Tax credit carryforwards	$31	$38
Net operating loss carryforwards of acquired companies	57	79
Other accruals and reserves not currently tax deductible	173	128
Deferred revenue	74	92
Loss on investments not currently tax deductible	16	16
State income taxes	14	19
Stock-based compensation	45	31
Gross deferred tax assets	410	403
Valuation allowance	(60)	(56)
Deferred tax assets, net of valuation allowance	$350	$347
Deferred tax liabilities:
Property and equipment	(88)	(76)
Goodwill	(54)	(29)
Intangible assets	(24)	(48)
Unremitted earnings of foreign subsidiaries	(273)	(399)
Prepaids and deferred expenses	(42)	(30)
Other	—	(7)
Total deferred tax liabilities	$(481)	$(589)
Net deferred tax assets (liabilities)	$(131)	$(242)
The valuation allowance provided against our deferred tax assets as of April 3, 2015 is mainly attributable to net operating loss and tax credit carryforwards of acquired companies, state tax credits, and net operating losses in foreign jurisdictions. The valuation allowance increased by a net of $4 million in fiscal 2015 due to changes in corresponding deferred tax assets primarily related to state tax credit carryforwards.
As of April 3, 2015, we have U.S. federal net operating losses attributable to various acquired companies of approximately $60 million, which, if not used, will expire between fiscal 2018 and 2032. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $161 million and $39 million, respectively. If not used, our U.S. state net operating losses will expire between fiscal 2016 and 2032 and the majority of our U.S. state credit carryforwards can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $183 million net of valuation allowances, the majority of which, under current applicable foreign tax law, can be carried forward indefinitely.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 3, 2015 are realizable on a “more likely than not” basis.
As of April 3, 2015, no provision has been made for federal or state income taxes on $3.6 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of April 3, 2015, the unrecognized deferred tax liability for these earnings was approximately $1 billion.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(Dollars in millions)
Balance at beginning of year	$282	$412	$619
Settlements with tax authorities	(150)	(122)	(114)
Lapse of statute of limitations	(13)	(11)	(98)
Increase related to prior period tax positions	147	27	11
Decrease related to prior period tax positions	(96)	(50)	(20)
Increase related to current year tax positions	23	26	14
Net increase (decrease)	$(89)	$(130)	$(207)
Balance at end of year	$193	$282	$412
There was a change of $89 million in gross unrecognized tax benefits during the fiscal year as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes.
Of the total unrecognized tax benefits at April 3, 2015, $200 million, if recognized, would favorably affect the Company’s effective tax rate, while a $7 million offsetting impact would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.
At April 3, 2015, before any tax benefits, we had $18 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was a benefit of approximately $12 million, offset by accruals of $6 million for the year ended April 3, 2015. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 and 2015 remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes. Our fiscal years prior to 2014 have been settled and closed with the IRS. Our 2011 through 2015 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes, and our 2014 through 2015 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes. Other significant jurisdictions include California, Japan, the UK, India and Australia. As of April 3, 2015, we have effectively settled Symantec U.S. federal income taxes for the fiscal years 2009 through 2013. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2009 through 2010 tax years. We are also under examination by the Indian income tax authorities for fiscal years 2004 through 2014 as well as the Australian income tax authorities for fiscal years 2011 through 2013.
In fiscal 2013, we resolved an IRS audit for the Veritas 2002 through 2005 tax years and executed the final closing agreement. Accordingly, we recorded a further tax benefit of $3 million in fiscal 2013 based on the closing agreement. We also amended our state tax returns for the Veritas 2002 through 2005 tax years in fiscal 2013 to reflect the adjustments in the closing agreement and remeasured our state liability resulting in a benefit of $7 million.
On September 3, 2013, we settled and effectively settled matters with the IRS for the Symantec 2005 through 2008 fiscal years. The result of the settlements, effective settlements, and re-measurements resulted in a reduction in the balance of our gross unrecognized tax benefits in fiscal year 2014 of $122 million.
On March 18, 2015, we settled and effectively settled matters with the IRS for the Symantec 2009 through 2013 fiscal years. The settlement and effective settlement resulted in a benefit to tax expense in fiscal year 2015 of $59 million. Additionally, the Company settled transfer price related matters of $158 million, a portion of which was accounted for against deferred tax liabilities on unremitted foreign earnings. The Company has paid in $155 million to cover the final tax and interest liability on the settlement.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both)

in the next 12 months by $44 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate $44 million could affect our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Note 12. Earnings Per Share
Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share also include the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of shares underlying outstanding stock options, restricted stock, warrants, ESPP and convertible senior notes.
The components of earnings per share attributable to Symantec Corporation stockholders are as follows:

	Year Ended
	April 3, 2015	March 28, 2014	March 29, 2013
	(In millions, except per share data)
Net income	$878	$898	$755
Net income per share — basic	$1.27	$1.29	$1.08
Net income per share — diluted	$1.26	$1.28	$1.06
Weighted-average shares outstanding — basic	689	696	701
Dilutive potential shares from stock-based compensation	7	8	10
Weighted-average shares outstanding — diluted	696	704	711
Anti-dilutive effect of stock-based compensation and note hedge	1	5	24
Note 13. Subsequent Event
On January 24, 2011, a class action lawsuit was filed against the Company and its previous e-commerce vendor Digital River, Inc. Against the Company, the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service and Norton Download Insurance. On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005, and March 10, 2011. In April 2015, we reached agreement in principle with the plaintiffs under which the Company will pay the plaintiffs $30 million. As we consider this settlement amount now estimable and probable, we have recorded it as an offset to revenue during the year ended April 3, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 22nd day of May 2015.

SYMANTEC CORPORATION

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

Signature	Title	Date

/s/ Michael A. Brown	President and Chief Executive Officer, and Director (Principal Executive Officer)	May 22, 2015
Michael A. Brown

/s/ Thomas J. Seifert	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 22, 2015
Thomas J. Seifert

/s/ Mark S. Garfield	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 22, 2015
Mark S. Garfield

/s/ Daniel H. Schulman	Chairman of the Board	May 22, 2015
Daniel H. Schulman

/s/ Frank E. Dangeard	Director	May 22, 2015
Frank E. Dangeard

/s/ Geraldine B. Laybourne	Director	May 22, 2015
Geraldine B. Laybourne

/s/ David L. Mahoney	Director	May 22, 2015
David L. Mahoney

/s/ Robert S. Miller	Director	May 22, 2015
Robert S. Miller

/s/ Anita M. Sands	Director	May 22, 2015
Anita M. Sands

/s/ V. Paul Unruh	Director	May 22, 2015
V. Paul Unruh

/s/ Suzanne M. Vautrinot	Director	May 22, 2015
Suzanne M. Vautrinot

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/2004
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	7/6/2005
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	8/5/2009
3.04	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/2004
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	5/7/2012
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/2006
4.02	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers	10-Q	000-17781	4.01	11/3/2010
4.03	First Amendment to Credit Agreement, dated June 7, 2012, by and among Symantec Corporation, Wells Fargo Bank, National Association, and the lenders party thereto	8-K	000-17781	4.01	6/11/2012
4.04	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	9/16/2010
4.05	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	9/16/2010
4.06	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	9/16/2010
4.07	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	6/14/2012
4.08	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	6/14/2012
10.01(*)	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	6/21/1989
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	1/23/2006

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.03(*)	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	6/9/2006
10.04(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	5/24/2010
10.05(*)	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	6/9/2006
10.06(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/1/2011
10.07(*)	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	4/10/2007
10.08(*)	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	4/10/2007
10.09(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/2007
10.10(*)	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/2007
10.11(*)	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	6/9/2006
10.12(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement	10-K	000-17781	10.17	5/20/2011
10.13(*)	Clearwell Systems, Inc. 2005 Stock Plan, as amended	S-8	333-175783	99.01	7/26/2011
10.14(*)	Form of Clearwell Systems, Inc. Stock Option Agreement	S-8	333-175783	99.02	7/26/2011
10.15(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	S-8	333-191889	99.02	10/24/2013
10.16(*)	Symantec Corporation 2013 Equity Incentive Plan, including form of Stock Option Grant — Terms and Conditions and form of RSU Awards Agreement	10-Q	000-17781	10.01	2/3/2014
10.17(*)	Symantec Senior Executive Incentive Plan, as amended and restated	8-K	000-17781	10.03	10/25/2013
10.18(*)	Symantec Corporation Executive Retention Plan, as amended and restated					X
10.19(*)	Symantec Corporation Executive Severance Plan					X
10.20(*)	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	6/9/2006
10.21(*)	Executive Employment Agreement, dated August 21, 2012, between Symantec Corporation and Steve Bennett	8-K	000-17781	10.01	8/23/2012

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22(*)	Employment Offer Letter, dated December 19, 2012, between Symantec Corporation and Stephen Gillett	8-K	000-17781	10.01	12/19/2012
10.23(*)	Employment Offer Letter, dated January 15, 2014, between Symantec Corporation and Thomas J. Seifert	8-K	000-17781	10.01	3/3/2014
10.24(*)	Employment Offer Letter, dated February 3, 2014, between Symantec Corporation and Mark Garfield	8-K	000-17781	10.01	3/10/2014
10.25(*)	FY14 Executive Annual Incentive Plan — President and Chief Executive Officer	10-Q	000-17781	10.01	7/31/2013
10.26(*)	FY14 Executive Annual Incentive Plan — Vice President, Senior Vice President and Executive Vice President	10-Q	000-17781	10.02	7/31/2013
10.27(*)	Performance Contingent Stock Unit Award Agreement, dated May 30, 2013, by and between Symantec Corporation and Steve Bennett	10-Q	000-17781	10.03	7/31/2013
10.28	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	6/13/1990
10.29†
Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California
		S-1/A	333-83777	10.27 Exhibit C	8/6/1999
10.30	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	8/7/2007
10.31	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	2/2/2011
10.32(*)	Executive Employment Agreement dated September 24, 2014 between Symantec Corporation and Michael A. Brown	8-K	000-17781	10.01	9/26/2014
10.33(*)	Amendment dated April 30, 2014 to Offer Letter between Symantec Corporation and Thomas J. Seifert	10-Q	000-17781	10.01	8/8/2014
10.34(*)	FY15 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President	10-Q	000-17781	10.02	8/8/2014
10.35(*)	FY15 Executive Annual Incentive Plan - Chief Executive Officer	10-Q	000-17781	10.02	11/7/2014
21.01	Subsidiaries of Symantec Corporation					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see Signature page to this annual report)					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X

*     Indicates a management contract, compensatory plan or arrangement.
†     Filed by Veritas Software Corporation.
††    This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.