Form 10-K/A
period 2015-04-03
SYMANTEC CORP
filed 2015-08-03
CIK 849399

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

Number of shares outstanding of the registrant’s common stock as of July 1, 2015: 684,165,721

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended April 3, 2015

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended April 3, 2015, which we filed with the Securities and Exchange Commission on May 22, 2015 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the President and Chief Executive Officer

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 22, 2015.

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

In addition to the brief biographical descriptions set forth under “Our Board of Directors” below, we include under “Director Qualifications” the key individual attributes, experience and skills of each of our directors that led to the conclusion that each director should serve as a member of the board of directors at this time.

Our Board of Directors

Our Board currently consists of nine directors, each of whom is nominated and standing for election at our 2015 Annual Meeting of Stockholders (the “Annual Meeting”). Each director is elected to serve a one-year term, with all directors subject to annual election. The Board has nominated the following nominees listed below to serve as directors for the term beginning at the Annual Meeting. The names of each nominee for director, their ages as of July 1, 2015, and other information about each nominee are shown below.

Nominee	Age	Principal Occupation	Director Since
Michael A. Brown	56	President and Chief Executive Officer	2005
Frank E. Dangeard	57	Managing Partner, Harcourt	2007
Geraldine B. Laybourne	68	Chairman of the Board, Kandu	2008
David L. Mahoney	61	Director	2003
Robert S. Miller	73	President and CEO, International Automotive Components Group	1994
Anita M. Sands	39	Director	2013
Daniel H. Schulman	57	President and CEO, PayPal Holdings, Inc.	2000
V. Paul Unruh	66	Director	2005
Suzanne M. Vautrinot	55	President, Kilovolt Consulting Inc.	2013

Mr. Brown has served as our President and Chief Executive Officer since September 2014 and as a member of our Board since July 2005, following the acquisition of Veritas. He previously served as our interim President and Chief Executive Officer from March 2014 to September 2014. Mr. Brown had served on the Veritas board of directors since 2003. Mr. Brown previously served as Chairman of Line 6, Inc., a provider of musical instruments, amplifiers and audio gear that incorporate digital signal processing, from October 2005 to January 2014. From 1984 until September 2002, Mr. Brown held various senior management positions at Quantum Corporation, a leader in computer storage products, and most recently as Chief Executive Officer from 1995 to 2002 and Chairman of the Board from 1998 to 2003. He has previously served as a director of a variety of public companies, including Digital Impact, Maxtor Corporation, Nektar Therapeutics and Quantum Corporation. Mr. Brown holds a master’s of business administration from Stanford Business School and a bachelor’s degree from Harvard University.

Director Qualifications:

•	Industry and Technology Experience – former Chief Executive Officer and Chairman of Quantum Corporation; former member of the board of directors of Quantum Corporation, Equal Logic and Digital Impact.

•	Global Experience – President and Chief Executive Officer of Symantec Corporation.

•	Leadership Experience– former Chairman of Line 6, Inc. and former Chief Executive Officer and Chairman of Quantum Corporation.

•	Public Company Board Experience – served as Chairman of Quantum Corporation and as a board member of Nektar Therapeutics, Maxtor Corporation and Digital Impact.

•	Business Combinations and Partnerships Experience – former Chief Executive Officer of Quantum and former Chairman of Line 6.

•	Financial Experiences – former Chief Executive Officer of Quantum; former Chairman of Line 6 and Equal Logic; and served on the Audit Committee of Digital Impact and Line 6.

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

Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of the Board of Kandu, a children’s software company, since April 2013, and was acting Chief Executive Officer from October 2014 to May 2015. Ms. Laybourne was the Chairman of the Board of Defy Media, LLC, a media company, from November 2010 to April 2015. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007 when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, Ms. Laybourne was President of Disney/ABC Cable Networks where she was responsible for overseeing cable programming for the Walt Disney Company and ABC. Ms. Laybourne is also a member of the board of directors of three private companies in addition to Kandu. She earned a bachelor of arts degree in art history from Vassar College and a master of science degree in elementary education from the University of Pennsylvania.

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

•

Financial Experiences – former roles at McKesson HBOC, serves on the Audit Committee of Corcept Therapeutics, the Audit and Valuation Committee of the Schwab/Laudus fund family and served on the Audit Committee of Tercica Incorporated.

Mr. Miller has served as a member of our Board since September 1994. Mr. Miller is President and CEO, International Automotive Components (IAC) Group, a global supplier of automotive components and systems. He is also the Chairman of the Board of MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. He served as Chairman of the Board of American International Group (AIG), an insurance and financial services organization, from July 2010 to June 2015. Mr. Miller served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, from February 2012 to February 2013. He served as Executive Chairman of Delphi Corporation, an auto parts supplier from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012; Delphi Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under the USBC in October 2005; and Federal Mogul Corporation and Bethlehem Steel Corporation and certain of their subsidiaries, filed voluntary petitions for reorganization under the USBC in October 2001. Mr. Miller is also a member of the board of directors of AIG, WL Ross Holding Corp. and two private companies in addition to MidOcean Partners. In addition to his executive roles, Mr. Miller has previously served as a director of a variety of companies, including UAL Corporation, Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc. Mr. Miller earned a degree in economics from Stanford University, a law degree from Harvard Law School and a master’s of business administration, majoring in finance from Stanford Business School.

Director Qualifications:

•

Global Experience – Former Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chief Executive Officer of Delphi Corporation and former Vice Chairman of Chrysler Corporation.

•

Leadership Experience – Chairman of Mid Ocean Partners; former Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chairman and Chief Executive Officer of Delphi Corporation; former Chairman and Chief Executive Officer of Federal Mogul Corporation; and former Chairman and Chief Executive Officer of Bethlehem Steel Corporation.

•	Public Company Board Experience – serves on the board of AIG; served on the boards of s of UAL Corporation, Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc.

•

Business Combinations and Partnerships Experience – former Chief Executive Officer of Hawker Beechcraft, Inc., Delphi Corporation and Federal Mogul Corporation; and former Vice Chairman of Chrysler Corporation.

•

Financial Experiences – former Chief Financial Officer of Chrysler Corporation; and served on the Audit Committees of AIG, UAL Corporation, Reynolds American, Waste Management, U.S. Bancorp, Federal Mogul Corporation and Pope & Talbot.

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

Mr. Schulman has served as a member of our Board since March 2000. Mr. Schulman has served as President and Chief Executive Officer of PayPal Holdings, Inc., an online payment system company, since July 2015. Previously, he served as Group President, Enterprise Group of American Express, a financial products and travel-related services provider, from August 2010 to September 2014. Mr. Schulman was President, Prepaid Group of Sprint Nextel Corporation, a cellular phone service provider, from November 2009 until August 2010, when Sprint Nextel acquired Virgin Mobile USA, a cellular phone service provider. Mr. Schulman served as Chief Executive Officer of Virgin Mobile USA from September 2001 to November 2009, and a member of the board of directors of Virgin Mobile USA from October 2001 to November 2009. From May 2000 until May 2001, Mr. Schulman was President and Chief Executive Officer of priceline.com Incorporated, an online travel company, after serving as President and Chief Operating Officer from July 1999. He is a member of the board of directors of Flextronics International Ltd. and a non-profit organization. He received a bachelor’s degree in economics from Middlebury College, and a master’s degree in business administration, majoring in Finance, from New York University.

Director Qualifications:

•

Industry and Technology Experience – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•

Leadership Experience – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•	Public Company Board Experience – serves on the board of Flextronics International Ltd and served on the board of Virgin Mobile USA.

•	Business Combinations and Partnerships Experience – President and Chief Executive Officer of PayPal; former Chief Executive Officer of Virgin Mobile USA.

•

Financial Experiences – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

Mr. Unruh has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Unruh had served on Veritas’ board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in June 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller, and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the board of directors of Heidrick & Struggles International, Inc., and three private companies. Mr. Unruh is a certified public accountant.

Director Qualifications:

•	Global Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Leadership Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience – serves on the board of Heidrick & Struggles International Inc., and served on the boards of Move, Inc. and URS Corporation

•	Business Combinations and Partnerships Experience – former board member of Veritas Corporation, Move, Inc. and URS Corporation.

•

Financial Experiences – a certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; and serves on the Audit Committees of Heidrick & Struggles International, Inc. and served on the Audit Committee of Move, Inc.

Ms. Vautrinot has served as a member of our Board since October 2013. Ms. Vautrinot has been President of Kilovolt Consulting Inc., an advisory firm, since October 2013. She retired from the United States Air Force in October 2013 after over 30 years of service. During her career with the United States Air Force, she served in a number of leadership positions including Major General and Commander, 24th Air Force/Network Operations from April 2011 to October 2013; Special Assistant to the Vice Chief of Staff from December 2010 to April 2011; Director of Plans and Policy, U.S. Cyber Command from May 2010 to December 2010 and Deputy Commander, Network Warfare, U.S. Strategic Command, from June 2008 and May 2010. Ms. Vautrinot is a member of the board of directors of Ecolab, Inc., Wells Fargo & Company and a private company. She received a bachelor of science degree from the U.S. Air Force Academy, a master’s degree in systems management from University of Southern California, and completed Air Command and Staff College as well as Air War College.

Director Qualifications:

•	Industry and Technology Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Global Experience – Major General and Commander (retired) and various leadership positions of United States Air Force

•	Leadership Experience – Major General and Commander (retired) and various leadership positions of United States Air Force

•	Public Company Board Experience – serves on the board of Ecolab, Inc. and Wells Fargo & Company.

•	Financial Experiences – serves on the Audit Committees of Ecolab, Inc. and Wells Fargo & Company.

Summary of Director Qualifications and Experience

	Brown	Dangeard	Laybourne	Mahoney	Miller	Sands	Schulman	Unruh	Vautrinot
Industry and Technology Expertise	✓	✓		✓		✓	✓	✓	✓
Global Expertise	✓	✓			✓	✓		✓	✓
Leadership Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓
Business Combinations and Partnerships Experience	✓	✓	✓	✓	✓		✓	✓
Financial Expertise	✓	✓		✓	✓	✓	✓	✓	✓
Diversity			✓			✓			✓

Our Executive Officers

The names of our current executive officers, their ages as of July 1, 2015, and their positions are shown below.

Name	Age	Position
Michael A. Brown	56	President and Chief Executive Officer
Matthew M. Cain	37	Executive Vice President, Veritas Chief Product Officer
Amy L. Cappellanti-Wolf	50	Senior Vice President and Chief Human Resources Officer
John B. Gannon	69	Executive Vice President and General Manager, Information Management
Mark S. Garfield	44	Senior Vice President and Chief Accounting Officer
Adrian M. Jones	49	Executive Vice President, Enterprise Security Worldwide Sales
Francis C. Rosch	51	Executive Vice President, Norton Business Unit
Thomas J. Seifert	51	Executive Vice President and Chief Financial Officer
Brett Shirk	48	Executive Vice President, Veritas Worldwide Sales
Scott C. Taylor	51	Executive Vice President, General Counsel and Secretary
Balaji Yelamanchili	53	Executive Vice President and General Manager, Enterprise Security

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.

For information regarding Mr. Brown, please refer to “Our Board of Directors” above.

Mr. Cain has served as our Executive Vice President, Veritas Chief Product Officer since October 2014. From March 2013 to September 2014, Mr. Cain served as our Senior Vice President, Appliance Solutions, and from February 2012 to February 2013 as Vice President, Product Management, NetBackup. Prior to joining us, Mr. Cain served in various positions at Cisco Systems, Inc. from July 2000 to January 2012, including most recently as Senior Director, Product Management and Business Development from September 209 to January 2012. He has a bachelor’s degree in electrical engineering from Northwestern University and a master’s degree in general management from Stanford University Graduate School of Business.

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

Mr. Gannon has served as our Executive Vice President and General Manager, Information Management since October 2014. Prior to joining us, Mr. Gannon was retired since May 2005. From May 1998 to May 2005, Mr. Gannon served in various senior management positions at Quantum Corporation, a provider of computer storage products, including most recently as President and Chief Operating Officer from November 2003 to May 2005. He has a bachelor’s degree from the U.S. Air Force Academy and a master’s degree from Southern Illinois University.

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

Mr. Jones has served as our Executive Vice President, Enterprise Security Worldwide Sales since March 2015. From June 2014 to March 2015, he served as our Senior Vice President, Asia Pacific & Japan. Prior to joining us, he served as Managing Director and Senior Vice President, Asia Pacific at Oracle Corporation from July 2013 to June 2014, and as Senior Vice President, Asia Pacific & Japan Sales from March 2011 to July 2013. From November 2009 to March 2011, Mr. Jones served as Senior Vice President and General Manager, Asia Pacific & Japan, ESSN at Hewlett-Packard Company, and as Vice President and General Manager, Americas SPO from March 2007 to November 2009. He has a degree in electronic engineering from Oxford Cherwell College.

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

Mr. Shirk has served as our Executive Vice President, Veritas Worldwide Sales since April 2015. From November 2012 to April 2015, he served as our Senior Vice President, North America, and as Vice President, East Region and Canada from May 2007 to November 2012. Mr. Shirk also served as our Area Vice President from May 2007 to March 2009. He has a bachelor’s degree in business administration from Texas A&M University.

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

Mr. Yelamanchili has served as our Executive Vice President and General Manager, Enterprise Security since November 2014. Prior to joining us, Mr. Yelamanchili served as Senior Vice President, Business Analytics and Enterprise Performance Management Products at Oracle Corporation, an enterprise software and systems company, from June 2010 to November 2014. From July 2006 to June 2010, Mr. Yelamanchili was Senior Vice President and General Manager, Content Management and Archiving at EMC Corporation, a data storage and cloud computing company, and its Vice President and General Manager, Content Management Products from June 2003 to June 2006. He holds a master’s degree in engineering from Louisiana State University, and a master’s degree in business administration from the University of Michigan.

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

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal year 2015.

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

Members:	Frank E. Dangeard Anita M. Sands V. Paul Unruh (Chair) Suzanne M. Vautrinot

Financial Experts:	Our Board has unanimously determined that all Audit Committee members are financially literate under current NASDAQ listing standards, and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that V. Paul Unruh qualifies as an “audit committee financial expert” under SEC rules and regulations. Mr. Unruh is independent as defined by current NASDAQ listing standards for Audit Committee membership. Designation as an “audit committee financial expert” is an SEC disclosure requirement and does not impose any additional duties, obligations or liability on any person so designated.

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis describes the material elements of Symantec’s executive compensation program for fiscal 2015. For fiscal 2015, our named executive officers (“NEOs”) include the following current officers:

•	Michael A. Brown, President and Chief Executive Officer

•	Thomas J. Seifert, Executive Vice President and Chief Financial Officer

•	Balaji Yelamanchili, Executive Vice President and General Manager, Enterprise Security

•	Scott C. Taylor, Executive Vice President, General Counsel and Corporate Secretary

•	Francis C. Rosch, Executive Vice President, Norton Business Unit

Our NEOs also include, pursuant to applicable SEC rules, the following former executive officer:

•	Stephen E. Gillett, former Executive Vice President and Chief Operating Officer

Our Compensation Philosophy and Practices

The overriding principle driving our compensation programs continues to be our belief that it benefits our employees, customers, partners and stockholders to have management’s compensation tied to our current and long-term performance. The following factors demonstrate our continued commitment to pay-for-performance and to corporate governance best practices:

•

We reward performance that meets our predetermined goals. Our compensation plans do not have guaranteed payout levels, and our named executive officers do not receive any payouts under performance-based cash or equity awards if the goals are not met. Our compensation plans are also capped to discourage excessive or inappropriate risk-taking by our executive officers.

•

We continue to grant performance-based restricted stock units (“PRUs”) to our named executive officers as a regular part of our annual executive compensation program. We do not award any stock options to our executives.

•	Our various incentive plans use multiple, non-duplicative measures that correlate to stockholder value, such that no single metric is overly emphasized in determining payouts.

•

Our peer group consists primarily of businesses with a focus on software development, or software and engineering-driven companies that compete with us for talent. Our peer group companies are comparable to us in terms of complexity, global reach, revenue and market capitalization.

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

•	We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code.

•	We limit any potential cash severance payments to not more than 3x our executive officers’ total target cash compensation.

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

•	Our equity incentive plan prohibits the repricing or exchange of equity awards without stockholder approval.

•	We seek stockholder feedback on our executive compensation through an annual advisory vote and ongoing stockholder engagement.

Summary of Compensation Matters During Fiscal 2015

Business Changes and Performance in Fiscal 2015

Fiscal 2015 was a transformative year for our company:

•	After conducting a broad and thorough search, the Board appointed Michael Brown, our then-serving interim President and CEO, the Company’s President and CEO on September 24, 2014.

•	On October 9, 2014, we announced plans to separate our business into two independent companies: one focused on security and one focused on information management.

•	We hired five new executives, who bring valuable skills in analytics, backup and recovery software, sales, security, strategy, and human resources.

•

While undergoing significant leadership transitions and allocating substantial resources to internal initiatives in connection with the separation of our business into two independent companies, we improved our profitability and laid the foundation for future growth by achieving our profitability targets, focusing on returning to growth, and right-sizing our cost structure;

•

We returned nearly $1.0 billion of cash to our stockholders in fiscal 2015: (a) paying quarterly cash dividends of $0.15 per share of common stock for a total of $413 million to stockholders; and (b) repurchasing 21 million shares of our common stock for an aggregate amount of $500 million.

Financial and Compensation Metrics, Performance Achievement and Incentive Plan Earnings

During fiscal 2015, we used three core financial operating metrics as well as total shareholder return (“TSR”) relative to the S&P 500 to assess company performance and determine incentive compensation amounts earned by our officers. The operating metrics used in our executive compensation programs are: non-GAAP operating income, non-GAAP revenue and non-GAAP earnings per share (“EPS”). These metrics were selected because we believe they are strongly correlated to enterprise value for companies in our sector and promote the appropriate behaviors for our leadership team while driving company performance. For a significant portion of the long-term equity incentive compensation component of our core executive compensation program, we also used two other metrics that more directly align the interests of our executive officers to those of our stockholders: our stock price and TSR ranking for our company as compared to the S&P 500. In addition, individual performance was a factor in the potential annual incentive awards of our named executive officers, other than our CEO, under our Executive Annual Incentive Plan.

For our fiscal 2015 incentive plans, performance and resulting earning levels are as follows:

Incentive Plan		Fiscal 2015 Performance		Incentive Award Outcome

FY15 Executive Annual Incentive Plan	•	Our non-GAAP operating income(1) was $1,853 million, which was 97.3% achievement of the targeted performance level; and our non-GAAP revenue was $6,649 million, which was 98.7% achievement of the targeted performance level.	•	Our non-GAAP operating income metric funded at 82% of target and non-GAAP revenue funded at 88% of target.
			•	Our NEOs received strong individual performance ratings that resulted in total payouts of 85% - 119% of targets

Fiscal 2015 PRU Grants	•	Our non-GAAP EPS(1) was 99.8% of our targeted performance level of $1.96 for the full fiscal year	•	98.3% of the targeted number of shares are eligible to be earned, subject to modification on final shares earned based on Symantec’s 2- and 3-year relative TSR versus the S&P 500

(1)	Consistent with the presentation in our quarterly earnings releases and supplemental materials, under our executive compensation programs, we define (i) non-GAAP operating income as gross profit less operating expenses before interest and taxes, adjusted to exclude stock-based compensation expense, charges related to the amortization of intangible assets, certain other income and expense items that management considers unrelated to the Company’s core operations, and the associated income tax effects of the adjustments; (ii) non-GAAP revenue as adjusted to exclude EDS & NDI settlement; and (iii) non-GAAP EPS as diluted net income per share as adjusted to exclude the items described above, as well as non-cash interest expense, value-added tax refunds a tax from the China tax bureau, certain other tax benefits, and the related tax impact of these adjustments.

For purposes of calculating achievement of these metrics, consistent with the presentation of non-GAAP operating income in our quarterly supplemental materials, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

NEO Compensation

Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy. The following are some important elements of our named executive officers’ compensation for fiscal 2015:

•

Majority of pay mix at risk. For fiscal 2015, approximately 94% of our CEO’s target total direct compensation was at risk and approximately 88% of the target total direct compensation for our other named executive officers, on average, was at risk.

•

Short-term incentive compensation linked directly to Company financial results. Our executive annual incentive compensation was structured to emphasize performance. Under the FY15 Executive Annual Incentive Plans, the named executive officers were eligible to receive performance-based incentive cash awards based on our company’s achievement of targeted non-GAAP operating income for fiscal 2015 and targeted non-GAAP revenue during fiscal 2015.

•

Long-term incentive compensation is 100% equity-based. For fiscal 2015, the long-term compensation component of our named executive officers’ compensation packages consisted entirely of long-term equity incentive awards.

•

Performance measures are non-duplicative. In fiscal 2015, the cash annual incentive plan metric were non-GAAP operating income and non-GAAP revenue, which we believe our executives have a more direct ability to affect.

“Say on Pay” Advisory Vote on Executive Compensation and Stockholder Engagement

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

Although historically we have received approximately 98%, 97% and 97% of the votes cast on the advisory vote in favor of our executive compensation (in fiscal 2011, fiscal 2012 and fiscal 2013, respectively), we received approximately 76% of the votes cast in fiscal 2014. Based on stockholder feedback, we believe this lower vote was due to the acceleration of all of our former CEO’s performance-contingent stock units (“PCSUs”) upon his termination in March 2014. In consideration of the results of the most recent advisory vote and direct input from our stockholders, the Board and the Compensation Committee no longer award PCSUs and none of our NEOs’ equity grants accelerate 100% upon termination (except in certain circumstances following a change in control as described in more detail below). The results of the most recent advisory vote had no other impact on our compensation decisions and policies for fiscal 2015 and no other material changes have been made to our executive compensation philosophy and programs as the Board and the Compensation Committee deemed the above-referenced vote results were favorable and convey our stockholders’ support of our existing executive compensation philosophy and programs.

Roles of Our Compensation Committee, Independent Directors, Executive Officers and Consultants in our Compensation Process

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

As part of its engagement in fiscal 2015, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our executive and director compensation programs, the design of awards and proposed performance metrics and opportunity ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $236,000 for executive compensation services in fiscal 2015. In addition, with the Compensation Committee’s approval, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $3.459 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

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

Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for our named executive officers emphasizes variable pay in the form of short-term cash and long-term equity awards. For cash awards, short-term results are measured by annual non-GAAP operating income, annual non-GAAP revenue and, for all our named executive officers other than our CEO, individual performance. A significant portion of equity grants for our named executive officers are directly performance based, with base-level grants set by performance versus non-GAAP EPS targets, modified over an extended term by the achievement of the total stockholder return ranking for our company as compared to the S&P 500. The value to the employee of the remainder equity grants to our named executive officers depends on the company share price performance.

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

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that the Compensation Committee, based on the advice of Mercer, believes represent Symantec’s competition in the broader talent market. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data, which we obtain from the Radford Global Technology Survey, provides compensation information on a broader group of executives and from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

The information technology industry in which we compete is characterized by rapid rates of change and intense competition from small and large companies, and the companies within this industry have significant cross-over in leadership talent needs. As such, we compete for executive talent with leading software and services companies as well as in the broad information technology industry. We face particularly intense competition with companies located in the geographic areas where Symantec operates, regardless of specific industry focus or company size. Further, in part because we believe that stockholders measure our performance against a wide array of technology peers, the Compensation Committee uses a peer group that consists of a broad group of high technology companies in different market segments that are of a comparable size to us. The Compensation Committee uses this peer group, as well as other relevant market data, to evaluate named executive officer pay levels.

The Compensation Committee reviews our peer group on an annual basis, with input from Mercer, and the group may be adjusted from time to time based on, among other inputs, a comparison of revenues, market capitalization, industry, peer group performance and stockholder input. The following criteria were used to select our updated peer group:

•	Businesses with a software development focus

•	Similar breadth of complexity and global reach as Symantec

•	Annual revenue of $1.5 billion - $20.0 billion

•	Market capitalization of $4.0 billion - $61.0 billion

•	Software and engineering-driven companies in the Silicon Valley or elsewhere with which we compete for executive and broader talent

The Compensation Committee did not make any changes to our peer group for fiscal 2015. The following companies were used in setting the compensation for our named executive officers for fiscal 2015:

Fiscal 2015 Symantec Peer Group
Activision Blizzard, Inc.	eBay Inc.	Nuance Communications, Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	salesforce.com, inc.
Autodesk, Inc.	EMC Corporation	Synopsys, Inc.
BMC Software, Inc.	Intuit Inc.	VMware, Inc.
CA, Inc.	NetApp, Inc.	Yahoo! Inc.
Citrix Systems, Inc.

The Compensation Committee uses these peer companies for comparative purposes, as discussed above. In fiscal 2015, compensation for individual executive officers was not dependent on how we performed relative to these peers with respect to particular financial metrics. Further information regarding the financial results and performance of any of the peer companies may be found in periodic reports those companies file with the SEC.

Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured so that a large portion of their total direct compensation paid based on the performance of our company and individual achievement. In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, individual performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and our other named executive officers (including base salary, target annual bonus, and the value of vested and unvested equity awards actually or potentially issued).

The percentage of an executive officer’s compensation opportunity that is “at-risk,” or variable instead of fixed, is based primarily on the officer’s level of influence at Symantec. Executive officers generally have a greater portion of their pay at risk through short- and long-term incentive programs than the rest of our employee population because of their relatively greater responsibility and ability to influence our company’s performance. Typically, a higher proportion of the CEO’s compensation opportunity is at-risk relative to our other named executive officers because the nature of his role and ability to influence our company’s performance. As illustrated by the following charts, for fiscal 2015, approximately 94% of our CEO’s target total direct compensation (sum of base salary, target annual incentive and grant date fair value of equity award) was at-risk, and on average approximately 88% of our other named executive officers’ compensation opportunity was at-risk compensation.

Form and Mix of Long-Term Equity Incentive Compensation: The long-term equity incentive compensation component of our regular annual executive compensation program typically consists of PRUs and RSUs for all of our named executive officers. We believed these allocations would strike the appropriate balance between performance and retention for long-term equity incentive awards.

For fiscal 2015, our CEO received approximately 64% of the value of his target total direct compensation in the form of PRUs and 21% in RSUs. Other named executive officers, received on average, approximately 29% of the target total direct compensation in the form of PRUs and 47% in RSUs. We view the meaningfully higher weighting of PRUs for the CEO and lower weighting of base salary as part of total direct compensation, as compared to the weighting for the other NEOs, to be appropriate given both the level of total direct compensation and the broader level of influence over company performance associated with the CEO role.

These percentages (and other percentage-based equity awards values discussed below) are based on the grant date fair value of the shares of common stock underlying the RSUs, and the grant date fair value of the PRUs at the target level award size. The awards made to our named executive officers, other than the CEO, are determined by the Compensation Committee after reviewing recommendations made by the CEO. In determining its recommendations to the independent directors of the Board, in the case of CEO compensation, and in making compensation decisions with respect to other named executive officers, the Compensation Committee may consider factors such as the individual’s responsibilities, the individual’s performance, industry experience, current pay mix, total compensation competitiveness, long-term equity awards previously granted to the individual, retention considerations, and other factors.

Compensation Risk Assessment: The Compensation Committee, in consultation with Mercer, has conducted its annual risk analysis on Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on Symantec.

COMPENSATION COMPONENTS

The major components of compensation for our named executive officers during fiscal 2015 were: (i) base salary, (ii) short-term cash incentive awards, and (iii) long-term equity incentive awards.

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

In connection with the appointment of our Chief Executive Officer in September 2014, the independent members of the Board negotiated an employment arrangement with him that provides for an annual base salary of $1,000,000. In negotiating and setting his base salary, the Board roughly targeted the median for CEOs within our peer group for fiscal 2015 and also took into consideration his performance as interim CEO and leadership experience.

Mr. Yelamanchili’s annual base salary was determined outside the Compensation Committee’s annual review process, using different methodology. In his case, the Compensation Committee targeted an overall compensation level to compete with the overall compensation level he was receiving with his then-current employer, and based on market data for Mr. Yelamanchili’s position and after taking into account his experience, set his annual base salary to $700,000.

Following evaluation in connection with the Compensation Committee’s annual review process, Mr. Seifert’s base salary remained the same from the previous year, as his annual base salary was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation. Mr. Taylor received a 36.9% increase in base salary as part of his annual review, and to align his base salary with approximately the median of the market based on his experience and contributions. Mr. Rosch was appointed as our Executive Vice President, Norton Business Unit in connection with our transition to a new organizational structure in connection with the announcement of our plan to separate our business into two independent companies. In connection with his promotion to this new position, he received a 10% increase in recognition of the increase in his responsibilities. The following table presents each named executive officer’s base salary for fiscal 2015 as compared to fiscal 2014:

	Change	FY15 Annual
Name of NEO	in Salary	Salary ($)		Description
Michael A. Brown	n/a	1,000,000	(1)	Mr. Brown was appointed President and Chief Executive Officer in September 2014. The Compensation Committee roughly targeted the median for CEOs within our peer group and took into consideration his performance as interim CEO and leadership experience.
Thomas J. Seifert	—	720,000		Mr. Seifert did not receive a base salary increase in fiscal 2015, as it was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation.
Balaji Yelamanchili	n/a	700,000	(2)	Mr. Yelamanchili was hired as Executive Vice President and General Manager, Enterprise Security in November 2014. The Compensation Committee deems his salary as competitive and appropriate for his position.
Scott C. Taylor	36.9%	575,000		Mr. Taylor received a 36.9% increase in base salary as part of his annual review, and to align his base salary with approximately the median of the market based on his experience and contributions.
Francis C. Rosch	10%	440,000	(3)	Mr. Rosch’s base salary increased by 10% in connection with his promotion to Executive Vice President, Norton Business Unit in May 2014.
Former Officer
Stephen E. Gillett	—	875,000		Mr. Gillett did not receive a base salary increase in fiscal 2015.

(1)

Mr. Brown received a salary of $100,000 per month until June 1, 2015 when the Board increased his base salary to $200,000 per month in recognition of his efforts and increased time commitment in his interim President and Chief Executive Officer role during fiscal 2015. This higher base salary was also designed to compensate him for serving without any variable compensation or equity award while he served as interim CEO. Following his appointment as our permanent President and Chief Executive Officer in September 2014, he earned a prorated portion of his $1,000,000 annual base salary for the remainder of fiscal 2015.

(2)	Mr. Yelamanchili received a prorated salary of $281,345 based on his period of employment as our Executive Vice President and General Manager, Enterprise Security.
(3)	Mr. Rosch received a prorated salary of $435,923 in fiscal 2015, as his adjusted salary went into effect following the beginning of fiscal 2015.

II. Executive Annual Incentive Plan

The Executive Annual Incentive Plans for our executive officers are adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2013. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentive plans that are designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To align our senior executives’ incentive awards with key drivers of the Company’s financial performance, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee typically measures the achievement of named executive officers (other than our CEO) against individual performance targets as well.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using the various inputs described below. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2015:

	FY15 Target	FY15 Target
Name of NEO	% of Base	($)
Michael A. Brown	150	1,500,000
Thomas J. Seifert	100	720,000
Balaji Yelamanchili	125	875,000
Scott C. Taylor	70	402,500
Francis C. Rosch	80	352,000
Former officer
Stephen E. Gillett	125	1,093,750

In general, the award opportunities for fiscal 2015 were determined based on the relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer.

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

Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are established within the first 90 days of each plan year. Our management develops goals to propose to the Compensation Committee, after taking into account a variety of factors, including our historical performance, internal budgets, market and peer performance, and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary, and approves the goals, the range of performance to be rewarded, and the weighting of the goals. Following the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events that were not anticipated in establishing the performance measures), determines the extent of achievement and approves the payment of annual cash incentives, if warranted.

For fiscal 2015, the Executive Annual Incentive Plan was funded by two primary measures: non-GAAP operating income and non-GAAP revenue. We used the above performance metrics because:

•	Over time, we believe that non-GAAP operating income and non-GAAP revenue measures have strongly correlated with stockholder value creation for Symantec;

•	the non-GAAP operating income and non-GAAP revenue measures are transparent to investors and are included in our quarterly earnings releases and supplemental materials;

•	the non-GAAP operating income and non-GAAP revenue measures are designed to balance growth and profitability; and

•	the performance goals used for the individual performance component align with our operational and strategic objectives.

These measures were also used in fiscal 2015 because profitability and growth were strategic priorities as our business underwent its transformative changes as noted in above. Additionally, the non-GAAP operating income metric was selected because it can be measured at various sub-business unit levels within our company.

The determination of achievement of the non-GAAP operating income and non-GAAP revenue metrics is formulaic, while the individual performance metric is determined based on a qualitative evaluation of the individual’s performance against pre-established objectives with input from our CEO. In rating the individual’s performance, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers are made solely by the Compensation Committee. Although the Compensation Committee has the discretion to adjust awards as appropriate, it did not exercise such discretion for fiscal 2015.

For the non-GAAP operating income and non-GAAP revenue metrics: (a) at the threshold achievement level of 90% of target, the funding level is 40%; (b) above the threshold achievement level, the funding level increases incrementally, up to a funding level of 100% at a target achievement level of 100%; (c) above the target achievement level, funding increases incrementally, up to a cap of a 200% funding based on a maximum achievement level of at least 106.5% of target; and (d) there is zero funding below the threshold achievement level of 90%. The non-GAAP operating income and non-GAAP revenue metrics are tested and funded independently of each other and are weighted equally. With the exception of our CEO, the actual individual payouts are further modified based on the individual performance factor generally in the range of 0-140% based on the performance achievement against pre-established goals for the fiscal year. The following illustrates the calculation used to determine the individual payout amount, if any:

The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and the relative funding levels at each level under the FY15 Executive Annual Incentive Plans:

	Non-GAAP Operating Income (%)	Non-GAAP revenue (%)	Individual Performance Modifier (%)	Total Payout as a Percentage of Target (%)
Threshold	40	40	35	14
Target	100	100	100	100
Maximum	200	200	140	280

Non-GAAP operating income and non-GAAP revenue performance targets were established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets, and market expectations.

The individual award is determined based on an assessment of individual performance results and impact against both quantitative and qualitative expectations for the executive’s role. The individual performance modifier does not apply to the CEO’s payout opportunity.

An executive’s performance is evaluated based on both quantitative and qualitative results in the following key areas:

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

The CEO evaluates the performance level of each named executive officer’s performance against the pre-determined goals following the end of fiscal year and then makes a recommendation to the Compensation Committee. The Compensation Committee then reviews the CEO’s compensation recommendations for the other named executive officers, makes any appropriate adjustments, and approves their compensation, if warranted.

Achievement of Fiscal Year 2015 Performance Metrics:

For fiscal 2015, our non-GAAP operating income target was $1,905 million and our non-GAAP revenue target was $6,737 million. The Compensation Committee determined that we achieved 97.3% of the non-GAAP operating income metric, resulting in 82% funding for that portion of the plan based on the plan target amount, and 98.7% for the non-GAAP revenue metric, resulting in 88% funding for that portion of the plan based on the plan target amount. For purposes of calculating achievement of these metrics, consistent with the presentation of non-GAAP operating income in our quarterly supplemental materials, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

For fiscal 2015, the individual performance payout level for Messrs. Seifert, Yelamanchili, Taylor and Rosch reflected strong performance ratings as measured by the objectives for the key areas described above, with a particular emphasis on their strong leadership skills that were demonstrated during our transformation in fiscal 2015. We did not assess the individual performance of Mr. Gillett, who was terminated in December 2014 as a result of his role being eliminated in connection with the separation of the businesses. Pursuant to our Executive Severance Plan, Mr. Gillett is entitled to receive 75% of his prorated annual incentive amount based on his termination date of December 6, 2014. Our named executive officers’ fiscal 2015 annual incentive payout level by performance metric, total payout as percentage of target opportunity and total payout amounts are provided in the table below:

	Non-GAAP Operating Income Funding (%)	Non-GAAP revenue Funding (%)	Individual Performance Modifier Funding (%)	Total Payout as % of Target Opportunity (%)	Payout Amount ($)
Michael A. Brown	82	88	n/a	85	658,176
Thomas J. Seifert	82	88	100	85	612,000
Balaji Yelamanchili	82	88	115	97.8	342,125
Scott C. Taylor	82	88	125	106.3	392,900
Francis C. Rosch	82	88	140	119	409,715
Former Officer
Stephen E. Gillett	n/a	n/a	n/a	75	556,482	*

*	Mr. Gillett is entitled to receive pursuant to our Executive Severance Plan.

III. Equity Incentive Awards

The primary purpose of our equity incentive awards is to align the interests of our named executive officers with those of our stockholders by rewarding the named executive officers for creating stockholder value over the long-term. By compensating our executives with equity incentive awards, our executives hold a stake in the Company’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of the Company. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in the highly competitive market for talent in which we compete.

Our 2013 Equity Incentive Plan (the “2013 Plan”) provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including PRUs). For fiscal 2015, the equity incentive component of our executive compensation program consisted of PRUs and RSUs for all of our named executive officers, except for Mr. Yelamanchili who received RSUs only for his new hire grant due to his start date with us which was more than halfway through the first year of the three-year performance period under the PRUs granted for fiscal 2015. We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2015, two of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

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

As discussed below, the Compensation Committee believes that for fiscal 2015, a mix of PRUs and time-vested RSUs is the appropriate long-term equity incentive for named executive officers. For fiscal 2015, approximately 75% of our CEO’s equity incentive award value was granted in the form of PRUs and approximately 25% in the form of RSUs, reflecting our philosophy to allocate a significantly larger portion of the value of the CEO’s target total long-term equity incentive award in the form of PRUs than time-vested RSUs. While our philosophy is to allocate a an equal target value of PRUs and RSUs to our other named executive officers, on average 33% of the other named executive officers’ equity incentive award value was granted in the form of PRUs and approximately 67% in the form of RSUs due to the impact of new hire RSU grants and additional RSU granted to promote retention as described below.

Restricted Stock Units (RSUs): RSUs represent the right to receive one share of Symantec common stock for each RSU vested upon the settlement date, which is the date on which certain conditions, such as continued employment with us for a pre-determined length of time, are satisfied. The Compensation Committee believes that RSUs align the interests of the named executive officers with the interests of our stockholders because the value of these awards appreciates if the trading price of our common stock appreciates, and these awards also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the senior management team.

Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for regular RSUs granted to our named executive officers in fiscal 2015 as part of the annual review process provide that each award vests in four equal annual installments. In fiscal 2015, we awarded additional RSU grants to three executive officers, reflecting the Compensation Committee’s desire to retain these executive officers in a competitive environment. Mr. Taylor’s and Mr. Gillett’s retention-based RSU grants vest in two equal annual installments from the grant date of June 2014. Mr. Seifert’s retention-based RSU grant vests 50% after approximately two years from the grant date and in two equal annual installments thereafter. The Compensation Committee granted Mr. Yelamanchili’s a new hire RSU grant in an amount designed to help make him whole for the value of equity he forfeited at his former employer. This new hire RSU grant vested 20% in March 2015 and will vest as to 50% in December 2015 and as to the remainder in two equal annual installments in December 2016 and December 2017. (Details of RSUs granted to the named executive officers in fiscal 2015 are disclosed in the Summary Compensation Table and Grants of Plan-Based Awards table on pages 27 and 30, respectively.)

Performance-based Restricted Stock Units (PRUs): The Compensation Committee grants PRUs in furtherance of our pay for performance philosophy. Our Compensation Committee established this program to enhance our pay-for-performance culture with a component directly linked to our total stockholder return over two- and three-year periods. Unlike our restricted stock unit awards, the shares underlying the PRUs awarded for fiscal 2015 are eligible to be earned only if we achieve a threshold of non-GAAP EPS. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of fiscal 2016 and 2017, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. If any target shares become eligible (the “eligible shares”) to be earned in fiscal 2016 and 2017 as a result of achievement of the non-GAAP EPS metric for fiscal 2015, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the two years ended April 1, 2016 and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned on April 1, 2016 if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the three years ended March 31, 2017. Subject to certain exceptions (including acceleration of vesting upon a change in control of our company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2017), and the named executive officer must be employed by us at the end of such period in order to vest in the award. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and payouts at each level:

	EPS Performance as a Percentage of Target (%)	EPS Payout as a Percentage of Target (%)	TSR Percentile Rank against S&P500	TSR Payout as a Percentage of Target (%)
Threshold Level Payout %	70	50	35th	50
Target Level Payout %	100	100	50th	100
Maximum Payout %	120	133	75th	150

For fiscal 2015, our non-GAAP EPS target under the PRUs was $1.96 per share. The Compensation Committee determined that we achieved 99.8% of this metric, resulting in 98.3% of the target shares becoming eligible to be earned based on achievement of the multi-year relative TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by Symantec through the last day of fiscal 2017 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met.

Below is the summary of our PRU performance metrics achievements since fiscal 2013. The PRU awards granted in fiscal 2013 finished the 3-year performance period at the end of fiscal 2015 resulting in an overall payout of 70% of the target award level.

	Non-GAAP EPS		2-Year TSR		3-Year TSR
Grant Year	Performance as % of Target	Eligible Shares as % of Target Shares	S&P 500 Percentile Ranking	Payout as % of Targets	S&P 500 Percentile Ranking	Payout as % of Targets	Overall Payout
Fiscal 2013 Award	108%	112%	17th	50%	27th	50%	70%
Fiscal 2014 Award	99%	98%	11th	50%	TBD
Fiscal 2015 Award	99.8%	98.3%	TBD

The following table summarizes the number of shares granted in fiscal 2015, value of each award and the total value of the equity awards for each named executive officer as of the Grant Date (all values of restricted stock unit awards are based upon the closing price for a share of our common stock of $21.29 on June 10, 2014, except Mr. Brown’s RSU grant was made on September 24, 2014 with a closing price of $24.15 per share and Mr. Yelamanchili’s RSU grant was made on December 10, 2014 with a closing price of $25.51 per share).

Name of NEO	Target PRUs (#)	PRU Value at Grant Date ($)	RSUs (#)	Retention-Based RSUs (#)	RSU Value at Grant Date ($)	Total Target Equity Incentive Awards Value at Grant Date($)
Michael A. Brown	344,717	10,609,355	147,736	n/a	3,567,824	14,177,180
Thomas J. Seifert	99,298	2,490,592	89,443	n/a	1,904,241	4,394,834
Balaji Yelamanchili*	—	—	276,028	n/a	7,042,854	7,042,854
Scott C. Taylor	55,785	1,399,199	37,190	6,346	926,881	2,326,081
Francis C. Rosch	55,785	1,399,199	37,190	n/a	791,775	2,190,974
Former Officer
Stephen E. Gillett	97,624	2,448,605	65,083	25,423	1,926,873	4,375,478

*	Mr. Yelamanchili did not receive a PRU grant due to his start date.

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2015, our gross burn rate was 2.79%, our net burn rate was 1.76%, and our overhang was 14.23%.

Equity Grant Practices: The Compensation Committee generally approves grants to the named executive officers at its first meeting of each fiscal year, or shortly thereafter through subsequent action. The grant date for all equity grants made to employees, including the named executive officers, is generally the 10th day of the month following the applicable meeting. If the 10th day is not a business day, the grant is generally made on the previous business day. The Compensation Committee does not coordinate the timing of equity awards with the release of material, nonpublic information. RSUs may be granted from time to time throughout the year, but all RSUs generally vest on either March 1, June 1, September 1 or December 1 for administrative reasons. PRUs are currently granted once a year and, subject to certain exceptions, vesting occurs only after a three-year performance period.

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

Other Awards

Certain business conditions may warrant using additional compensation approaches to attract, retain or motivate executives. Such conditions include acquisitions and divestitures, attracting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards. For example, in fiscal 2015, the Compensation Committee determined that it should offer special incentives to attract Mr. Yelamanchili because it believed that we would need to offer him compensation that would neutralize the cash impact of his departure from his then-current employer. In this regard, the Compensation Committee awarded Mr. Yelamanchili a one-time sign-on bonus of $1,000,000 as an inducement to accept our offer of employment. Mr. Yelamanchili received $500,000 on March 31, 2015 and will receive the other $500,000 on August 31, 2015, provided that he does not voluntarily leave our company and is not terminated for cause prior to August 31, 2015.

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

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $150,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. One of our named executive officers participated in this plan during fiscal 2015. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2015,” on page 34.

Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. In addition, Mr. Seifert received reasonable reimbursement for certain relocation expenses associated with his move to the San Francisco Bay Area. The Compensation Committee provides certain perquisites because it believes they are for business-related purposes or are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 27).

Change of Control and Severance Arrangements: Our Executive Retention Plan provides (and, in the case of PRUs, the terms of the PRUs provide) participants with double trigger acceleration of equity awards and, if applicable, become immediately exercisable, where equity vesting and exercisability is only accelerated in the event the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of our company (as defined in the plan). In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period.

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

Following the end of fiscal 2012, the Compensation Committee conducted an ordinary course review of the change in control and severance arrangements applicable to our executive officers. Taking into account consolidation within our industry and the practices prevalent within our peer group, the Compensation Committee modified these arrangements in order to improve retention of our senior executives whose roles would likely be eliminated in connection with a change in control of our company. Specifically, our Executive Retention Plan was amended to provide for the payment of a cash severance benefit for the named executive officers equal to one times such officer’s base salary and target payout under the Executive Annual Incentive Plan applicable to such named executive officer under the same circumstances equity awards would accelerate under the Executive Retention Plan. In addition, the Compensation Committee adopted the Symantec Corporation Executive Severance Plan, which provides certain severance benefits to our executive offers, including the named executive officers, in the event that such executive officers are involuntarily terminated other than for cause (as defined in the plan). Under the terms of this plan, eligible executive officers are entitled to receive a severance payment equal to one year of base salary. Payment of the foregoing benefit is subject to the applicable officer returning a release of claims. The Compensation Committee determined to modify these arrangements for the same reason it adopted our Executive Retention Plan. In fiscal 2015, the Compensation Committee revised the plan to provide an additional payment equivalent to 75% of the executive officer’s prorated target incentive bonus under the Executive Annual Incentive Plan in effect for such fiscal year to the executive officer who was terminated in the second half of such fiscal year and was employed in good standing for a minimum of six (6) months prior to his or her termination date.

In connection with his appointment to President and CEO in September 2014, we entered into an employment agreement with Michael Brown that provides him with certain benefits upon the involuntary termination of his employment under certain circumstances, including severance payments in connection with a change in control.

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

Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2015, are disclosed under “Potential Payments Upon Termination or Change in Control” below.

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. We have maintained stock ownership requirements for our executive officers since October 2005. For fiscal 2015 our executive officers were required to hold the following minimum number of shares:

•	CEO: 5x base salary

•	CFO, COO and President, Products and Services: 3x base salary

•	Executive Vice Presidents: 2x base salary

Stock options and unvested RSUs and PRUs do not count toward stock ownership requirements.

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

As of July 1, 2015, Messrs. Rosch and Taylor reached the stated ownership requirements for fiscal 2015. Mr. Brown has until September 2018, Mr. Seifert has until March 2018 and Mr. Yelamanchili has until November 2018 to meet the stated thresholds. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement(1) (# of shares)	Holdings as of July 1, 2015
Michael A. Brown	215,424	136,153
Thomas J. Seifert	93,063	10,330
Balaji Yelamanchili	60,318	32,227
Scott C. Taylor	51,701	98,375
Francis C. Rosch	45,239	48,729

(1)	Based on the closing price for a share of our common stock of $23.21 on July 1, 2015

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

In addition, our Insider Trading Policy prohibits our directors, officers, employees and contractors from purchasing or selling Symantec securities while in possession of material, non-public information. It also requires that each of our directors, our Chief Executive Officer and our Chief Financial Officer conduct open market sales of our securities only through use of stock trading plans adopted pursuant to Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows insiders to sell and diversify their holdings in our stock over a designated period by adopting pre-arranged stock trading plans at a time when they are not aware of material nonpublic information about us, and thereafter sell shares of our common stock in accordance with the terms of their stock trading plans without regard to whether or not they are in possession of material nonpublic information about the Company at the time of the sale. All other executives are strongly encouraged to trade using 10b5-1 plans.

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

Deductibility by Symantec. Under Section 162(m) of the Internal Revenue Code, we may not receive a federal income tax deduction for compensation that is not performance-based (as defined in the Section 162(m) rules) paid to the Chief Executive Officer and the next three most highly compensated executive officers (other than our Chief Financial Officer) to the extent that any of these persons receives more than $1,000,000 in nonperformance-based compensation in any one year. However, we strive to maximize the tax deductibility of our compensation awards since our philosophy is to provide the largest proportion of compensation as performance-based. While the Compensation Committee considers the deductibility of awards as one factor in determining our executive compensation, it also looks at other factors in making its executive compensation decisions and retains the flexibility to grant awards or pay compensation the Compensation Committee determines to be consistent with its goals for Symantec’s executive compensation program even if the awards may not be deductible by Symantec for tax purposes.

Tax Implications for Officers. Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change in Control” (beginning on page 34 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross-ups related to this excise tax under Code Section 4999.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2015 were Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller and Daniel H. Schulman. None of the members of the Compensation Committee in fiscal 2015 were at any time during fiscal 2015 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board of Directors or Compensation Committee during fiscal 2015.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended April 3, 2015.

By: The Compensation and Leadership Development Committee of the Board of Directors:

Geraldine B. Laybourne

Robert S. Miller (Chair)

David L. Mahoney

Daniel H. Schulman

Summary of Compensation

The following table shows for the fiscal year ended April 3, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer or Chief Financial Officer during fiscal 2015, the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal 2015 and a former executive officer who would have been among our most highly compensated executive officers had he remained an executive officer through the end of the fiscal year (the “named executive officers”).

Summary Compensation Table for Fiscal 2015

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Michael A. Brown President and Chief Executive Officer	2015	1,473,077	(2)	—		14,177,180	(3)	—	658,176	(4)	22,000	(5)	16,318,432
	2014	36,364	(6)	—		—		—	—		340,000	(7)	376,364

Thomas J. Seifert Executive Vice President, Chief Financial Officer	2015	720,000		—		4,394,834	(3)	—	612,000	(4)	174,055	(8)	5,900,888
	2014	30,000	(9)	1,800,000	(10)	—		—	—		14,702	(11)	1,844,702

Balaji Yelamanchili Executive Vice President and General Manager, Enterprise Security	2015	281,345	(12)	500,000	(13)	7,042,854	(3)	—	342,125	(4)	13,531	(14)	8,179,855

Scott C. Taylor Executive Vice President, General Counsel and Corporate Secretary	2015	536,250	(15)	—		2,326,081	(3)	—	392,900	(4)	63,323	(16)	3,310,865
	2014	420,000		—		2,136,428	(3)	—	—		28,443	(17)	2,584,871
	2013	420,000		—		883,575	(3)	—	289,380	(18)	14,599	(19)	1,607,554

Francis C. Rosch Executive Vice President, Norton Business Unit	2015	435,923	(20)	—		2,190,974	(3)	—	409,715	(4)	2,070	(21)	4,295,172

Former officer

Stephen E. Gillett Executive Vice President and Chief Operating Officer	2015	600,160	(22)	—		4,375,478	(3)	—	—		1,464,351	(23)	4,513,116
	2014	875,000		—		3,101,493	(3)	—	—		318,679	(24)	4,295,172
	2013	241,951	(25)	3,865,000	(26)	1,021,506		—	321,858	(18)	270,000	(27)	5,720,315

(1)	Amounts shown in this column reflect the aggregate full grant date fair calculated in accordance with FASB Accounting Standards Codification (“FASC”) Topic 718 for restricted stock unit awards (“RSU”s) and performance-based restricted unit awards (“PRU”s) in fiscal years presented. The grant date fair values for RSUs were determined based on the closing share price of our common stock on the date of grant. For a discussion of the valuation methodology used to value the PRUs awarded during the fiscal years 2013-2015, see footnote 3 to the Summary Compensation Table below.
(2)	This amount reflects payments based on his interim President and Chief Executive Officer base salary for the first six months of fiscal 2015 and his adjusted salary for the remainder of fiscal 2015.
(3)	The PRUs awarded in fiscal years presented are based on a three-year performance period. The PRUs are eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500 (the market-related component) in the subsequent fiscal years. If any target shares become eligible (the “eligible shares”) to be earned at the end of the fiscal year of grant as a result of achievement of the performance-related component, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the first and second fiscal years and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the first, second and third fiscal years. Because the performance-related component is based on separate measurements of our financial performance only in the first year of the three-year performance period, FASC Topic 718 requires the grant date fair value to be calculated at the commencement of the performance period. Consistent with FASC Topic 718, the full grant date fair value for the market-related component, or the TSR adjustment, for the entire three-year performance cycle is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRUs were awarded in fiscal years 2013-2015.

The table below sets forth the grant date fair value determined in accordance with FASC Topic 718 principles established in fiscal years 2013-2015 for the performance-related component of these awards (i) based upon the probable outcome of the fiscal years 2013-2015 performance-related component as of the grant date, and (ii) based upon achieving the maximum level of performance under the fiscal years 2013-2015 performance-related component as of the grant date. Also set forth below are the grant date fair values pertaining to the market-related component or the TSR adjustment and significant inputs and assumptions used in the Monte Carlo model, determined upon grant in fiscal years 2013-2015, and which is not subject to probable or maximum outcome assumptions.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market- Related Component Grant Date Fair Value ($)
Michael A. Brown	2015	9,017,952	14,110,442	10,609,355
Thomas J. Seifert	2015	2,540,404	3,312,488	2,490,592
Balaji Yelamanchili	2015	—	—	—
Scott C. Taylor	2015 2014 2013	1,427,183 606,769 538,670	1,860,935 849,476 607,145	1,399,199 638,704 456,500
Francis C. Rosch	2015	1,427,183	1,860,935	1,399,199
Stephen E. Gillett	2015 2014	2,497,577 1,820,331	3,256,645 2,548,464	2,448,605 1,916,138

Grant Date	Grant DateFair Value ($)	Volatility (%)	Risk-FreeInterest Rate (%)
5/10/2012	16.60	32.21	0.36
5/20/2013	26.03	28.80	0.38
6/10/2014	25.08	26.20	0.84
9/24/2014	30.78	22.89	0.84

(4)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2015, which was earned in fiscal 2015 and paid in fiscal 2016.
(5)	Represents (a) $10,000 for reimbursement for tax services, and (b) $12,000 for the Company’s contributions to Mr. Brown’s account under its 401(k) plan.
(6)	Mr. Brown received a prorated salary of $36,364 based on his period of employment as our interim President and Chief Executive Officer in fiscal 2014.
(7)	Represents the following non-employee director compensation paid to Mr. Brown prior to his becoming our interim President and Chief Executive Officer in March 2014:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†	Total ($)
105,023††	234,978	340,000

*	Mr. Brown received the following annual fees: (i) $50,000 annual retainer fee; (ii) $15,000 for serving on the Compensation Committee; (ii) $15,000 for serving on the Nominating and Governance Committee; and (iii) $25,000 for chairing the Compensation Committee.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
††	Includes cash payout of $22.50 for fractional share from non-employee director stock award grant.

(8)	Represents (a) $154,730 in relocation expenses occurred in fiscal 2015, (b) $7,925 for reimbursement for tax services, and (c) $11,400 for the Company’s contributions to Mr. Seifert’s account under its 401(k) plan.
(9)	Mr. Seifert received a prorated salary of $30,000 based on his period of employment as our Executive Vice President and Chief Financial Officer in fiscal 2014. His annual base salary is $720,000.
(10)	Represents a one-time sign-on bonus, which Mr. Seifert is obligated to repay all or a portion of the sign-on bonus if he voluntarily leaves the Company or is terminated for cause prior to March 17, 2017.
(11)	Represents relocation expenses incurred in fiscal 2014.
(12)	Mr. Yelamanchili received a prorated salary of $281,345 based on his period of employment as our Executive Vice President and General Manager, Enterprise Security in fiscal 2015. His annual base salary is $700,000.
(13)	Represents half of a one-time sign-on bonus of $1,000,000 as an inducement to accept our offer of employment. Mr. Yelamanchili received $500,000 on March 31, 2015 and will receive the other $500,000 on August 31, 2015, provided that he does not voluntarily leave our company or is terminated for cause prior to August 31, 2015.
(14)	Represents (a) $8,281 for dividend equivalent payment on stock awards, and (b) $5,250 for the Company’s contributions to Mr. Yelamanchili’s account under its 401(k) plan.
(15)	This amount includes a prorated increase in base salary as part of Mr. Taylor’s annual review.
(16)	Represents (a) $4,284 for coverage of expenses related to attendance at the FY14 sales achiever’s trip, (b) $36,817 for dividend equivalent payment on stock awards, (c) $1,178 for membership fees, (d) $13,357 for reimbursement for tax services, and (e) $7,688 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(17)	Represents (a) $7,350 for dividend equivalent payment on stock awards, (b) $1,121 for membership fees, (c) $13,971 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(18)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plan for fiscal 2013, which was earned in fiscal 2013 and paid in fiscal 2014.
(19)	Represents (a) $959 for coverage of expenses related to attendance at the FY12 Board retreat, (b) $1,111 for membership fees, (c) $6,529 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(20)	Mr. Rosch received a prorated salary of $435,923 based on his period of employment as our Executive Vice President, Norton Business Unit in fiscal 2015. Mr. Rosch’s base annual salary increased from $400,000 to $440,000 in July 2014 in connection with his promotion to our Executive Vice President, Norton Business Unit.
(21)	Represents (a) 12,145 for coverage of expenses related to attendance at the FY14 sales achiever’s trip, (b) $32,030 for dividend equivalent payment on stock awards, (c) $2,070 for spousal medical benefits, (d) $1,800 for reimbursement for tax services, (e) $6,800 for the Company’s contributions to Mr. Rosch’s account under its 401(k) plan, and (f) $40 for an appreciation award.
(22)	Represents salary paid through the effective date of Mr. Gillett’s termination on December 6, 2014.
(23)	Represents (a) $65,002 for dividend equivalent payment on stock awards, (b) $28,669 for coverage of expenses related to attendance at the FY14 sales achiever’s trip, and (c) $1,435,682 in cash severance pay pursuant to our Executive Severance Plan. For more information regarding Mr. Gillett’s cash severance pay, see “Potential Payments Upon Termination or Change in Control” below.
(24)	Represents (a) $5,764 for dividend equivalent payment on stock awards, (b) $46,272 for coverage of expenses related to attendance at the FY13 sales achiever’s trip, and (c) $266,643 for relocation expenses.

(25)	Mr. Gillett received a prorated salary of $241,951 based on his period of employment as our Executive Vice President and Chief Operating Officer in fiscal 2013. His annual base salary is $875,000.
(26)	Represents two one-time sign-on bonuses designed to partially offset Mr. Gillett’s forfeiture of various bonuses, including $2,552,000 of previously-paid bonuses that he was obligated to repay in full, as a result of his departure from his former employer. Mr. Gillett was obligated to repay all or a portion of these sign-on bonuses if he voluntarily left the Company or was terminated for cause prior to December 21, 2017.
(27)	Represents the following non-employee director compensation paid to Mr. Gillett prior to his becoming our Executive Vice President and Chief Operating Officer in December 2012:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†**		Total ($)
20,013††	249,987	††	270,000

*	Mr. Gillett received an annual fee of $20,000 for serving on the Audit Committee.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
**	Mr. Gillett was granted 12,547 RSUs on May 7, 2012, with a per share fair value of $15.94 and a full grant date fair value of $199,999.
††	In lieu of cash, Mr. Gillett received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 3,136 shares at a per share fair value of $15.94 and a full grant date fair value of $49,988. The balance of his fee, $13.00, was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

The following table shows for the fiscal year ended April 3, 2015, certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2015

									All Other	All Other
									Stock	Option
									Awards:	Awards:		Grant Date
									Number of	Number of	Exercise or	Fair Value
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)				Estimated Future Payouts Under Equity Incentive Plan Awards(3)			Shares of Stock or	Securities Underlying	Base Price of Option	of Stock and Option
	Grant	Threshold	Target		Maximum	Threshold	Target	Maximum	Units(4)	Options	Awards	Awards
Name	Date(1)	($)	($)		($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Michael A. Brown	09/24/14	600,000	1,500,000	3,000,000	—	—	—		147,736(4)	—	—	3,567,824
	09/24/14				172,358	344,717	687,710		—	—	—	10,609,355
Thomas J. Seifert	06/10/14	100,800	720,000	2,016,000	—	—	—		66,199(5)	—	—	1,409,377
	06/10/14				—	—	—		23,244(6)	—	—	494,865
	06/10/14				49,649	99,298	198,099		—	—	—	2,490,592
Balaji Yelamanchili	12/10/14	122,500	875,000	2,450,000	—	—	—		276,028(7)	—	—	7,042,854
Scott C. Taylor	06/10/14	51,744	369,600	1,034,880	—	—	—		37,190(5)	—	—	791,775
	06/10/14				—	—	—		6,346(8)	—	—	135,106
	06/10/14				27,892	55,785	111,291		—	—	—	1,399,199
Francis C. Rosch	06/10/14	48,190	344,216	963,805	—	—	—		37,190(5)	—	—	791,775
	06/10/14				27,892	55,785	111,291		—	—	—	1,399,199
Former Officer
Stephen E. Gillett	06/10/14	153,125	1,093,750	3,062,500	—	—	—		65,083(5)	—	—	1,385,617
	06/10/14				—	—	—		25,423(8)	—	—	541,256
	06/10/14				48,812	97,624	194,759		—	—	—	2,448,605

(1)	Represents grant date of stock awards.
(2)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY15 Executive Annual Incentive Plan.
(3)	The amounts shown in these rows reflect, in share amounts, the threshold, target, and maximum potential eligible shares to be earned (based on performance for the fiscal 2015 period) at the end of fiscal 2016 and 2017, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500, as further described in the CD&A section beginning on page 22. In May 2014 all named executive officers were awarded a PRU under the 2013 Equity Incentive Plan, eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance, with a threshold award equal to 50% of the target eligible shares and a maximum award equal to 200% of the target eligible shares. For fiscal 2015, the Compensation Committee determined that we achieved 99.8% of our non-GAAP EPS target under the PRUs, resulting in 98.3% of the target eligible shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each NEO will be eligible to receive at least half of the eligible shares if he remains employed by us through the last day of fiscal 2017 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met. For additional detail on the grant date fair value of the PRUs, see footnote 2 to the Summary Compensation Table above.
(4)	This RSU grant was granted under the 2013 Plan and vests over three years: 30% to vest on the first and second anniversaries of the grant date and the remainder vests on the third anniversary of the grant date, and is settled in shares on the vesting date.
(5)	This RSU grant was granted under the 2013 Plan and vests in four equal annual installments on each of the first through fourth anniversaries of the date of grant, and is settled in shares on the vesting date.
(6)	This RSU grant was granted under the 2013 Plan and vests over four years: 50% to vest on the second anniversary of the grant date and the remainder vests in equal annual installments over the next two years, and is settled in shares on the vesting date.
(7)	This RSU grant was granted under the 2013 Plan and vests over four years: 20% vested on March 1, 2015, 50% vests on December 1, 2015, 15% vests on December 1, 2016 and 15% vests on December 1, 2017, and is settled in shares on the vesting date.
(8)	This RSU grant was granted under the 2013 Plan and vests in two equal annual installments on each of the first and second anniversaries of the date of grant, and is settled in shares on the vesting date.

For a summary of the terms of the FY15 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A) — Other Benefits — Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change in Control” below.

The following table shows for the fiscal year ended April 3, 2015, certain information regarding outstanding equity awards at fiscal year end for our named executive officers.

Outstanding Equity Awards At Fiscal Year-End 2015

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($)*
Michael A. Brown	9/24/2014	—	—		—	—	147,736	(1)	3,479,183	338,856	(2)	7,980,059
Thomas J. Seifert	6/10/2014	—	—		—	—	66,199	(3)	1,558,986	97,609	(2)	2,298,692
	6/10/2014	—	—		—	—	23,244	(4)	547,396	—		—
Balaji Yelamanchili	12/10/2014	—	—		—	—	220,822	(5)	5,200,358
Scott C. Taylor	5/11/2009	26,000	—		15.32	5/11/2016	—		—	—		—
	6/10/2010	72,000	—		14.44	6/10/2017	—		—	—		—
	5/10/2012	—	—		—	—	13,750	(6)	323,813	—		—
	5/20/2013	—	—		—	—	18,405	(7)	433,438	12,025	(8)	283,189
	2/10/2014	—	—		—	—	32,493	(9)	765,210
	6/10/2014	—	—		—	—	37,190	(10)	875,825	54,836	(2)	1,291,388
	6/10/2014	—	—		—	—	6,346	(11)	149,448			—
Francis C. Rosch	9/10/2010	28,000	—		14.86	9/10/2017	—		—	—		—
	6/10/2011	37,500	2,500	(12)	18.50	6/10/2018	—		—	—		—
	5/10/2012	—	—		—	—	8,333	(13)	196,242	—		—
	7/10/2012	—	—		—	—	5,000	(14)	117,750			—
	5/20/2013	—	—		—	—	15,338	(15)	361,210	10,020	(8)	235,971
	6/10/2013	—	—		—	—	6,264	(16)	147,517	—		—
	10/10/2013	—	—		—	—	29,801	(17)	701,814	—		—
	2/10/2014	—	—		—	—	32,493	(18)	765,210	—		—
	6/10/2014	—	—		—	—	37,190	(19)	875,825	54,836	(2)	1,291,388
Former Officer:
Stephen E. Gillett	—	—	—		—	—	—		—	—		—

*	The market value of the equity awards that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock on April 3, 2015, which was $23.55.
(1)	44,321 shares to vest on 9/1/2015, 44,321 shares to vest on 9/1/2016, and 59,094 shares to vest on 9/1/2017.
(2)	Vests on 3/31/2017 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2015 PRUs set forth above reflect the target potential payout which represents 98.3% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(3)	16,550 shares to vest on 6/1/2015, 16,550 shares to vest on 6/1/2016, 16,550 shares to vest on 6/1/2017, and 16,549 shares to vest on 6/1/2018.
(4)	11,622 shares to vest on 6/1/2016, 5,811 shares to vest on 6/1/2017, and 5,811 shares to vest on 6/1/2018.
(5)	138,014 shares to vest on 12/1/2015, 41,404 shares to vest on 12/1/2016, and 41,404 shares to vest on 12/1/2017.
(6)	6,875 shares to vest on 6/1/2015, and 6,875 shares to vest on 6/1/2016.
(7)	6,135 shares to vest on 6/1/2015, 6,135 shares to vest on 6/1/2016, and 6,135 shares to vest on 6/1/2017.
(8)	Vests on 4/1/2016 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2014 PRUs set forth above reflect the threshold potential payout which represents 50% of the eligible shares of these PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(9)	10,831 shares to vest on 3/1/2016, 10,831 shares to vest on 3/1/2017, and 10,831 shares to vest on 3/1/2018.
(10)	9,298 shares to vest on 6/1/2015, 9,298 shares to vest on 6/1/2016, 9,297 shares to vest on 6/1/2017, and 9,297 shares to vest on 6/1/2018.
(11)	3,173 shares to vest on 6/1/2015, and 3,173 shares to vest on 6/1/2016.
(12)	Unvested options vest in equal installments monthly on the 10th of each month ending on 6/10/2015.
(13)	4,167 shares to vest on 6/1/2015, and 4,166 shares to vest on 6/1/2016.
(14)	2,500 shares to vest on 6/1/2015, and 2,500 shares to vest on 6/1/2016.
(15)	5,113 shares to vest on 6/1/2015, 5,113 shares to vest on 6/1/2016, and 5,112 shares to vest on 6/1/2017.
(16)	2,088 shares to vest on 6/1/2015, 2,088 shares to vest on 6/1/2016, and 2,088 shares to vest on 6/1/2017.
(17)	9,934 shares to vest on 9/1/2015, 9,934 shares to vest on 9/1/2016, and 9,933 shares to vest on 9/1/2017.
(18)	10,831 shares to vest on 3/1/2016, 10,831 shares to vest on 3/1/2017, and 10,831 shares to vest on 3/1/2018.
(19)	9,298 shares to vest on 6/1/2015, 9,298 shares to vest on 6/1/2016, 9,297 shares to vest on 6/1/2017, and 9,297 shares to vest on 6/1/2018.

The following table shows for the fiscal year ended April 3, 2015, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael A. Brown	12,000	40,293	—	—
Thomas J. Seifert	—	—	—	—
Balaji Yelamanchili	—	—	55,206	1,388,983
Scott C. Taylor	46,000	224,436	49,343	1,205,519
Francis C. Rosch	—	—	50,050	1,202,659
Former officer
Stephen E. Gillett Stephen M. Bennett	—	—	67,166	1,687,071

Non-Qualified Deferred Compensation in Fiscal 2015

The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended April 3, 2015.

Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)		Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Michael A. Brown	—		—	—		—	—
Thomas J. Seifert	—		—	—		—	—
Balaji Yelamanchili	—		—	—		—	—
Scott C. Taylor	—		—	—		—	—
Francis C. Rosch	14,845	(1)	—	1,003	(2)	—	36,677
Former Officer	—		—	—		—	—
Stephen E. Gillett	—		—	—		—	—

(1)	Represents $14,845 reported under the “Salary” column of the Summary Compensation Table.
(2)	Amount reflected is not included in the Summary Compensation Table because the earnings are not preferential or above-market.

In fiscal 2015, certain management employees on our U.S. payroll with a base salary of $150,000 or greater, including each of the named executive officers, are eligible to participate in the Symantec Corporation Deferred Compensation Plan. The plan provides the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year. Variable pay includes all bonus and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. The measurement funds available under the plan are substantially identical to the investment funds available under our 401(k) plan. Each participant may change their measurement fund selections on a daily basis. The plan requires that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement to be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement has been met, accumulated benefits will be distributed according to the participant’s designated payment election. The plan permits us to terminate the plan and make such a distribution in the event of a change in control of Symantec. We intend to take such action in the event of a change in control of Symantec.

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec.

Symantec Executive Retention Plan

In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006, June 2007, April 2012 and February 2015. Under the terms of the plan, all equity compensation awards (including, among others, stock options, RSUs and PRUs) granted by the Company to the Company’s Section 16(b) officers (including our named executive officers) would become fully vested (at target or to the extent of achievement for PRUs) and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control. In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. Additionally, in accordance with the terms of the PRU award agreement, in the case that an executive’s employment with the Company terminates by reason of the executive’s death, total and permanent disability or an involuntary termination by the Company other than for cause (as defined in the award agreement) after the end of the first year of the performance period but prior to the end of the third year of the performance period, then the executive will be entitled to payment of a prorated number of PRUs based on the number of months in the three-year performance period during with the executive was employed by the Company, provided that the Company’s performance met at least the threshold level of non-GAAP EPS performance during the first year of the performance period.

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

Symantec Executive Severance Plan

In April 2012, the Compensation Committee adopted the Symantec Executive Severance Plan, effective as of April 30, 2012, to provide severance benefits to specified officers of Symantec, including our named executive officers. The executive officers must meet certain criteria in order to participate in the plan, including, among other criteria, (i) the executive officer was involuntarily terminated from active employment other than for cause (as defined in the plan); (ii) the executive officer was not terminated due to the sale of a business, part of a business, divestiture or spin-off and offered employment upon terms and conditions substantially identical to those in effect immediately prior to such sale, divestiture or spin-off; and (iii) the executive officer is not entitled to severance under any other plan, fund, program, policy, arrangement or individualized written agreement providing for severance benefits that is sponsored or funded by Symantec.

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

In fiscal 2015, the Compensation Committee revised the plan to provide an additional payment equivalent to 75% of the executive officer’s prorated target incentive bonus under the Executive Annual Incentive Plan in effect for such fiscal year to the executive officer who was terminated in the second half of such fiscal year and was employed in good standing for a minimum of six (6) months prior to his or her termination date. This payment was added to standardize benefits to all of our executive officers and to be competitive with overall market practices.

Payment of severance payments, one-time bonus payment, outplacement services and 75% of the prorated target bonus under the Executive Annual Incentive Plan pursuant to the Symantec Executive Severance Plan is subject to the applicable executive officer returning a release of claims against Symantec.

Michael A. Brown

The following table summarizes the value of the payouts to Mr. Brown pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 3, 2015:

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$7,500,000	—	—	—	$2,660,020
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$5,000,000	$35,910	—	$3,479,183	$7,980,059
Termination Without Cause	$7,500,000	$35,910	—	—	$2,660,020
Termination Due to Death or Disability	—	—	—	$3,479,183	$2,660,020

Thomas J. Seifert

The following table summarizes the value of the payouts to Mr. Seifert pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 3, 2015:

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,279,200	—	—	—	$766,223
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,440,000	—	—	$2,106,383	$2,298,692
Termination Without Cause	$1,279,200	—	—	—	$766,223
Termination Due to Death or Disability	—	—	—	—	$766,223

Balaji Yelamanchili

The following table summarizes the value of the payouts to Mr. Yelamanchili pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 3, 2015:

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$981,700	—	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,575,000	—	—	$5,200,358	—
Termination Without Cause	$981,700	—	—	—	—
Termination Due to Death or Disability	—	—	—	—	—

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 3, 2015:

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$871,541	—	—	—	$619,239
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$977,500	—	—	$2,547,733	$1,857,765
Termination Without Cause	$871,541	—	—	—	$619,239
Termination Due to Death or Disability	—	—	—	—	$619,239

Francis C. Rosch

The following table summarizes the value of the payouts to Mr. Rosch pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 3, 2015:

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$717,423	—	—	—	$587,769
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$792,000	—	$12,625	$3,165,567	$1,763,353
Termination Without Cause	$717,423	—	—	—	$587,769
Termination Due to Death or Disability	—	—	—	—	$587,769

Former officer:

Stephen E. Gillett

The following table summarizes the value of payouts to Mr. Gillett in accordance with the Symantec Executive Retention Plan and the Symantec Executive Severance Plan in connection with his involuntary termination. He received a cash severance payment equal to one year’s annual base salary, 75% of his target FY15 Executive Annual Incentive Plan bonus, reimbursement of COBRA premiums for 12 months, and six months of outplacement services.

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination	$1,435,682	$22,901	—	—	$1,079,767

Director Compensation

The following table provides information for fiscal year 2015 compensation for all of our non-employee directors:

Fiscal Year 2015 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)(4)		Option Awards ($)(5)	Total ($)
Frank E. Dangeard	85,018	234,983		—	320,000
Geraldine B. Laybourne	65,018	234,983		—	300,000
David L. Mahoney	95,018	234,983		—	330,000
Robert S. Miller	75,038	234,983	(6)	—	310,020
Anita M. Sands	70,018	234,983		—	305,000
Daniel H. Schulman	180,018	234,983		—	415,000
V. Paul Unruh	95,018	234,983		—	330,000
Suzanne M. Vautrinot	70,018	234,983		—	305,000

(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Nominating and Governance Committee) or $25,000 (Audit Committee and Compensation Committee).
(2)	Includes cash payout of $17.50 for fractional share from stock awards granted to each non-employee director.
(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
(4)	Each non-employee director was granted 11,058 RSUs on May 13, 2014, with a per share fair value of $21.25 and a full grant date fair value of $234,983.
(5)	Only one non-employee director held stock options at 2015 fiscal year-end: Mr. Miller (12,000).

(6)	In lieu of cash, Mr. Miller received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 2,352 shares at a per share fair value of $21.25 and a full grant date fair value of $49,980. The balance of his fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

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

Annual Equity Awards. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock under the 2013 Plan having a fair market value on the grant date equal to a pre-determined dollar value, which was $235,000. The restricted stock awards granted for fiscal year 2015 were granted on May 13, 2014 and are fully vested.

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of July 1, 2015, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing in Item 11 of this annual report and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 684,165,721 shares of Symantec common stock outstanding as of July 1, 2015 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 30, 2015 (within 60 days of July 1, 2015) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owner
Dodge & Cox(1)	84,607,395	12.4%
BlackRock, Inc. (2)	44,545,743	6.5%
Franklin Mutual Advisers, LLC (3)	39,349,255	5.8%
The Vanguard Group (4)	38,148,332	5.6%
Directors and Named Executive Officers
Robert S. Miller(5)	197,342	*
David L. Mahoney	147,202	*
Michael A. Brown	136,153	*
Daniel H. Schulman	119,719	*
Geraldine B. Laybourne	103,101	*
Scott C. Taylor(6)	196,375	*
Frank E. Dangeard	78,048	*
V. Paul Unruh	50,441	*
Francis C. Rosch(7)	116,729	*
Balaji Yelamanchili	32,227	*
Anita M. Sands	25,998	*
Suzanne M. Vautrinot	25,048	*
Thomas J. Seifert	10,330	*
Amit Mital	5,441	*
Stephen E. Gillett**	—	*
All current Symantec executive officers and directors as a group (20 persons)(8)	1,274,212	*

*	Less than 1%.
**	Former officer.
(1)	Based solely on a Schedule 13G/A filing made by Dodge & Cox on February 13, 2015, reporting sole voting and dispositive power over the shares. This stockholder’s address is 555 California Street, 40th Floor, San Francisco, CA 94104.
(2)	Based solely on a Schedule 13G/A filing made by BlackRock, Inc. on January 29, 2015, reporting sole voting and dispositive power over the shares. This stockholder’s address is 55 East 52nd Street, New York, NY 10022.
(3)	Based solely on a Schedule 13G filing made by Franklin Mutual Advisers, LLC on February 3, 2015, reporting sole voting and dispositive power over the shares. This stockholder’s address is 101 John F. Kennedy Parkway, Short Hills, NJ 07078-2789.
(4)	Based solely on a Schedule 13G filing made by The Vanguard Group on February 11, 2015, reporting sole voting and dispositive power over the shares. This stockholder’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(5)	Includes 12,000 shares subject to options that will be exercisable as of August 30, 2015.
(6)	Includes 98,000 shares subject to options that will be exercisable as of August 30, 2015.
(7)	Includes 68,000 shares subject to options that will be exercisable as of August 30, 2015.
(8)	Includes 184,313 shares subject to options that will be exercisable as of August 30, 2015.

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

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of April 3, 2015:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	29,408,792		$0.64	68,752,609	(1)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	29,408,792		$0.64	68,752,609

(1)	Represents 64,776 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 209,599 shares remaining available for future issuance under Symantec’s 2002 Executive Officer’s Stock Purchase Plan, 44,828,532 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 23,649,702 shares remaining available for future issuance as stock options under Symantec’s 2013 Equity Incentive Plan.
(2)	Excludes outstanding options to acquire 95,815 shares as of April 3, 2015 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $9.04 as of April 3, 2015. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plan themselves, and therefore, no further options may be granted under these acquired-company plans.

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

Board Independence

It is the policy of the Board and NASDAQ’s rules require listed companies to have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our President and Chief Executive Officer, Michael A. Brown, is an independent director and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following directors are independent: Frank E. Dangeard, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Anita M. Sands, Daniel H. Schulman, V. Paul Unruh and Suzanne M. Vautrinot.

Item 14. Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm, KPMG LLP (“KPMG”). These services and fees are also reviewed with the Audit Committee annually. In accordance with standard policy, KPMG periodically rotates the individuals who are responsible for Symantec’s audit. Symantec’s Audit Committee has determined that the providing of certain non-audit services, as described below, is compatible with maintaining the independence of KPMG.

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2015 and 2014. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2015 and 2014 for each of the following categories of services are as follows:

Fees Billed to Symantec	2015	2014
Audit fees(1)	$7,773,692	$9,002,082
Audit related fees(2)	1,494,333	911,038
Tax fees(3)	401,111	121,450
All other fees(4)	132,858	91,511

Total fees	$9,801,994	$10,126,081

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 3rd day of August 2015.

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