Form 10-Q
period 2015-07-03
SYMANTEC CORP
filed 2015-08-12
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 31, 2015: 684,172,994 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended July 3, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2015	April 3, 2015 *
	(Unaudited)
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,981	$2,874
Short-term investments	903	1,017
Trade accounts receivable, net	604	993
Deferred income taxes	152	152
Deferred commissions	115	131
Other current assets	267	255
Total current assets	5,022	5,422
Property and equipment, net	1,201	1,205
Intangible assets, net	596	628
Goodwill	5,849	5,847
Long-term deferred commissions	20	26
Other long-term assets	96	105
Total assets	$12,784	$13,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184	$213
Accrued compensation and benefits	283	398
Deferred revenue	2,901	3,109
Current portion of long-term debt	348	350
Other current liabilities	348	383
Total current liabilities	4,064	4,453
Long-term debt	1,741	1,746
Long-term deferred revenue	518	555
Long-term deferred tax liabilities	335	308
Long-term income taxes payable	136	134
Other long-term obligations	94	102
Total liabilities	6,888	7,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 3,000 shares authorized; 684 and 898 shares issued; 684 and 684 shares outstanding, respectively	7	7
Additional paid-in capital	5,926	6,094
Accumulated other comprehensive income	116	104
Accumulated deficit	(153)	(270)
Total stockholders’ equity	5,896	5,935
Total liabilities and stockholders’ equity	$12,784	$13,233
*Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,352	$1,574
License	147	161
Total net revenue	1,499	1,735
Cost of revenue:
Content, subscription, and maintenance	219	269
License	22	27
Amortization of intangible assets	13	13
Total cost of revenue	254	309
Gross profit	1,245	1,426
Operating expenses:
Sales and marketing	521	644
Research and development	284	308
General and administrative	96	103
Amortization of intangible assets	19	29
Restructuring, separation, and transition	124	20
Total operating expenses	1,044	1,104
Operating income	201	322
Interest income	3	3
Interest expense	(20)	(21)
Other (expense) income, net	(11)	1
Income before income taxes	173	305
Provision for income taxes	56	69
Net income	$117	$236
Net income per share:
Basic	$0.17	$0.34
Diluted	$0.17	$0.34
Weighted-average shares outstanding:
Basic	682	692
Diluted	691	697
Cash dividends declared per common share	$0.15	$0.15
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Unaudited)
	(Dollars in millions)
Net income	$117	$236
Foreign currency translation adjustments, net of tax	12	2
Comprehensive income	$129	$238
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Unaudited)
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$117	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70	74
Amortization of intangible assets	32	42
Amortization of debt issuance costs and discounts	1	1
Stock-based compensation expense	53	43
Deferred income taxes	31	20
Excess income tax benefit from the exercise of stock options	(5)	(3)
Other	4	1
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	391	308
Deferred commissions	22	—
Accounts payable	(18)	(57)
Accrued compensation and benefits	(115)	(34)
Deferred revenue	(249)	(185)
Income taxes payable	(26)	(148)
Other assets	—	17
Other liabilities	(8)	(22)
Net cash provided by operating activities	300	293
INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(92)
Payments for acquisitions, net of cash acquired	—	(19)
Purchases of short-term investments	(183)	(712)
Proceeds from maturities of short-term investments	222	77
Proceeds from sales of short-term investments	76	22
Net cash provided by (used in) investing activities	37	(724)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(17)	(18)
Net proceeds from sales of common stock under employee stock benefit plans	4	23
Excess income tax benefit from the exercise of stock options	5	3
Tax payments related to restricted stock units	(33)	(29)
Dividends and dividend equivalents paid	(107)	(104)
Repurchases of common stock	(90)	(125)
Proceeds from other financing, net	—	34
Net cash used in financing activities	(238)	(216)
Effect of exchange rate fluctuations on cash and cash equivalents	8	7
Change in cash and cash equivalents	107	(640)
Beginning cash and cash equivalents	2,874	3,707
Ending cash and cash equivalents	$2,981	$3,067
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is an information protection expert that helps people, businesses and governments seeking the freedom to unlock the opportunities technology brings – anytime, anywhere.
On August 10, 2015, we entered into a definitive agreement to sell the assets of our information management business to The Carlyle Group and certain co-investors (“Carlyle”). The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business. For additional information about the planned divestiture of our information management business see Note 11.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements as of July 3, 2015 and April 3, 2015 and for the three months ended July 3, 2015 and July 4, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S.") for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015. The results of operations for the three months ended July 3, 2015 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three month ended periods in this report relate to fiscal periods ended July 3, 2015 and July 4, 2014. The three months ended July 3, 2015 consisted of 13 weeks whereas the three months ended July 4, 2014 consisted of 14 weeks. Our 2016 fiscal year consists of 52 weeks and ends on April 1, 2016.
There have been no material changes in our significant accounting policies for the three months ended July 3, 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Recently adopted accounting guidance
On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard became effective for the Company in the first quarter of fiscal 2016, and will apply to the treatment of the planned divestiture of our information management business that is expected to close by the end of the third quarter of fiscal 2016. The accounting guidance will impact our financial statements by requiring additional disclosures related to the planned divestiture.
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related liability. We adopted the standard in the first quarter of fiscal 2016, and it did not have a material impact upon adoption.
Recent accounting guidance not yet adopted
On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved a one year deferral in the effective date of the standard. The standard will be effective for the Company on March 31, 2018. We are evaluating the effect that the standard will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

There is no other recently issued authoritative guidance that is expected to have a material impact to our Condensed Consolidated Financial Statements through the reporting date.
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
Short-term investments. Short-term investments consist of investment securities with original maturities greater than three months and marketable equity securities. Investment securities are priced using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the fair value of these assets. Marketable equity securities are recorded at fair value using quoted prices in active markets for identical assets.
There have been no transfers between fair value measurement levels during the three months ended July 3, 2015. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	July 3, 2015			April 3, 2015
	Fair Value	Cash and Cash Equivalents	Short-term Investments	Fair Value	Cash and Cash Equivalents	Short-term Investments
	(Dollars in millions)
Cash	$942	$942	$—	$807	$807	$—
Non-negotiable certificates of deposit	271	271	—	296	260	36
Level 1
Money market	1,689	1,689	—	1,725	1,725	—
U.S. government securities	252	—	252	284	—	284
Marketable equity securities	5	—	5	5	—	5
	1,946	1,689	257	2,014	1,725	289
Level 2
Corporate bonds	148	—	148	166	—	166
U.S. agency securities	42	—	42	68	—	68
Commercial paper	377	79	298	333	82	251
Negotiable certificates of deposit	150	—	150	184	—	184
International government securities	8	—	8	23	—	23
	725	79	646	774	82	692
Total	$3,884	$2,981	$903	$3,891	$2,874	$1,017
Fair value of debt
As of July 3, 2015 and April 3, 2015, the fair value of our current and long-term debt was $2.1 billion and $2.2 billion, respectively, based on Level 2 inputs.

Note 3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Information Management	Total
	(Dollars in millions)
Net balance as of April 3, 2015	$1,230	$1,916	$2,701	$5,847
Translation adjustments	—	1	1	2
Net balance as of July 3, 2015	$1,230	$1,917	$2,702	$5,849
Intangible assets, net

	July 3, 2015			April 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$529	$(351)	$178	$730	$(536)	$194
Developed technology	262	(151)	111	296	(172)	124
Finite-lived trade names	106	(100)	6	125	(117)	8
Patents	21	(17)	4	21	(16)	5
Total finite-lived intangible assets	918	(619)	299	1,172	(841)	331
Indefinite-lived trade names	297	—	297	297	—	297
Total	$1,215	$(619)	$596	$1,469	$(841)	$628
As of July 3, 2015, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

July 3, 2015
(Dollars in millions)
Remainder of 2016	$80
2017	93
2018	70
2019	37
2020	15
Thereafter	4
Total	$299
Note 4. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs consist of consulting charges associated with the implementation of new Enterprise Resource Planning systems. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 6 of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Restructuring plans
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of July 3, 2015, the related costs for severance and benefits are substantially complete; however, we may experience immaterial adjustments to existing accruals in subsequent periods.

Fiscal 2015 Plan
In fiscal 2015, we announced plans to separate our security and information management businesses into standalone companies. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be substantially completed by the end of the third quarter of fiscal 2016. We expect to incur total severance and facilities costs between $165 million and $195 million. We expect to incur separation costs between $170 million and $190 million, excluding tax implications and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $335 million and $385 million. As of July 3, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2019.
Restructuring, separation, and transition summary

	April 3, 2015	Costs, Net of Adjustments	Cash Payments	July 3, 2015	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2014 Plan total	$4	$—	$(2)	$2	$238
Fiscal 2015 Plan
Severance costs	59	21	(36)	44	123
Separation costs	17	63	(40)	40	144
Other exit and disposal costs	6	1	(1)	6	8
Fiscal 2015 Plan total	$82	$85	$(77)	$90	$275
Restructuring and separation plans total	$86	$85	$(79)	$92
Transition and other related costs		39
Total restructuring, separation, and transition costs		$124
As of July 3, 2015, the restructuring and separation liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
Note 5. Commitments and Contingencies
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
It is possible that the litigation could lead to claims or findings of violations of the False Claims Act, and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties in some cases, depending upon a number of factors. Our current estimate of the low end of the range of the probable estimated loss from this matter is $25 million, which we have accrued. This amount contemplates estimated losses from both the investigation of compliance with the terms of the GSA Schedule contract as well as possible violations of the False Claims Act. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter, however, we are currently unable to determine the high end of the range of estimated losses resulting from this matter.
IV
On December 8, 2010, Intellectual Ventures ("IV") sued Symantec for patent infringement in the U.S. District Court in Delaware. The complaint alleged infringement by various Symantec internet security products. On February 6, 2015, the jury issued a verdict and subsequent Court decisions invalidated some of the patents-in-suit, therefore leaving an $8 million damages verdict. Symantec is considering its options to seek to overturn all or part of that verdict. Symantec does not believe that it is probable that it has incurred a material loss and, as a result, has not made an accrual for this matter.
EDS & NDI
On January 24, 2011, a class action lawsuit was filed against the Company and its previous e-commerce vendor Digital River, Inc. Against the Company, the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service ("EDS") and Norton Download Insurance ("NDI"). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005, and March 10, 2011. In April 2015, we reached agreement in principle with the plaintiffs under which the Company will pay the plaintiffs $30 million, which we have accrued.
Other
We are involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.
Note 6. Segment Information
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

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, trust services, and cyber security services.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available. For additional information about the planned divestiture of our information management business see Note 11.
There were no intersegment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Consumer Security	Enterprise Security	Information Management	Total Segments
	(Dollars in millions)
Three Months Ended July 3, 2015
Net revenue	$430	$482	$587	$1,499
Operating income	245	30	135	410
Three Months Ended July 4, 2014
Net revenue	$533	$552	$650	$1,735
Operating income	268	70	89	427
Operating segments are based upon the nature of the business and how the business is managed. Our Chief Operating Decision Maker, which is comprised of our Chief Executive Officer and Chief Financial Officer, uses this financial information to evaluate the performance of, and to assign resources to, each of the operating segments. We do not allocate to the operating segments certain operating expenses which we manage separately at the corporate level. These unallocated costs consist of stock-based compensation expense, amortization of intangible assets and restructuring, separation, and transition charges.
The following table provides a reconciliation of the total of the reportable segments’ operating income to the consolidated operating income:

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Dollars in millions)
Total segment operating income	$410	$427
Less reconciling items:
Stock-based compensation	53	43
Amortization of intangibles	32	42
Restructuring, separation, and transition	124	20
Total consolidated operating income	$201	$322
Note 7. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Dollars in millions, except per share data)
Dividends declared and paid	$103	$104
Cash dividends declared per common share	$0.15	$0.15
Each quarterly dividend was recorded as a reduction to additional paid-in capital. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units.
On August 11, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on September 16, 2015 to all stockholders of record as of the close of business on August 26, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Stock repurchases
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. The following table summarizes our stock repurchases for the period presented.

Three Months Ended
July 3, 2015
(In millions, except per share data)
Total number of shares repurchased	4
Dollar amount of shares repurchased	$90
Average price paid per share	$24.39
Remaining authorization at end of period	$1,068
Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of April 3, 2015	$101	$3	$104
Other comprehensive income before reclassifications	12	—	12
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance as of July 3, 2015	$113	$3	$116
Note 8. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income.

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Dollars in millions)
Cost of revenue	$5	$6
Sales and marketing	19	17
Research and development	19	13
General and administrative	10	7
Total stock-based compensation expense	53	43
Tax benefit associated with stock-based compensation expense	(15)	(12)
Net stock-based compensation expense	$38	$31

Restricted stock units
The following table summarizes additional information related to our stock-based compensation from restricted stock units, which are our primary equity awards:

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Dollars in millions, except per grant data)
Restricted stock units
Weighted-average fair value per grant	$23.92	$21.22
Fair value of awards granted	$256	$236
Total fair value of awards vested	$116	$71
Total unrecognized compensation expense	$501	$389
Weighted-average remaining vesting period	2.5 years	3.1 years
Note 9. Income Taxes
Our effective tax rate was approximately 32% and 23% for the three months ended July 3, 2015 and July 4, 2014, respectively. Our effective tax rate differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and domestic manufacturing incentives, partially offset by state income taxes. The higher effective tax rate for the three months ended July 3, 2015 as compared to the three months ended July 4, 2014 is due primarily to a different geographic mix of earnings and the treatment of certain transaction costs in determining the effective tax rate. The tax benefit associated with certain of these transaction costs will change as a result of the sale of the information management business. For additional information about the planned divestiture of our information management business see Note 11.
For the three months ended July 3, 2015 and July 4, 2014, the effective tax rate was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $3 million and $14 million, respectively. For the three months ended July 3, 2015, these tax benefits were offset as a result of certain transaction costs not fully deductible for tax purposes.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $33 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
On July 27, 2015, the U.S. Tax Court invalidated a U.S. Treasury regulation requiring the inclusion of stock-based compensation in certain intercompany cost-sharing agreements. We are currently evaluating the impact of this decision on our current and historic tax filing positions. We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 10. Earnings Per Share
The components of earnings per share are as follows:

	Three Months Ended
	July 3, 2015	July 4, 2014
	(In millions, except per share data)
Net income	$117	$236
Net income per share — basic	$0.17	$0.34
Net income per share — diluted	$0.17	$0.34
Weighted-average shares outstanding — basic	682	692
Dilutive potential shares from stock-based compensation	9	5
Weighted-average shares outstanding — diluted	691	697
Anti-dilutive effect of stock-based compensation	—	2
Note 11. Subsequent Events
Planned divestiture of our information management business
On August 10, 2015, we entered into a definitive agreement to sell the assets of our information management business to Carlyle for cash consideration of approximately $8.0 billion and the assumption of certain liabilities. The divestiture of our information management business will help us accelerate our unified security strategy, provide a stronger financial foundation for strategic investments, and return additional cash to our shareholders through a combination of share repurchases and dividends. The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business.
We are in the process of evaluating the transaction and its impact on our consolidated financial statements, including evaluating the resulting net gain and income tax expense that will be recognized, based on all the terms of the agreement. The Company's U.S. and foreign income taxes payable resulting from the transaction are estimated to range from $1.3 billion to $1.7 billion.
We expect that effective at the beginning of our third quarter of fiscal 2016, the financial results of our information management business will be presented as discontinued operations on the Condensed Consolidated Statements of Income when we meet the criteria for the information management business to be classified as held for sale. Subsequently, we will have two remaining reporting segments, Consumer Security and Enterprise Security.
Stock repurchase program
On August 9, 2015, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the previous program with $1.1 billion remaining authorized for future repurchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Factors That May Affect Future Results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to our plans to sell the assets of our information management business to Carlyle, timing of reporting discontinued operations, projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended April 3, 2015. We encourage you to read that section carefully.
OVERVIEW
Our business
Symantec Corporation is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the mobile device in your pocket, to the enterprise data center, to cloud-based systems. Founded in April 1982, Symantec operates one of the largest global threat-intelligence networks. The company has more than 19,000 employees in approximately 50 countries.
On August 10, 2015, we entered into a definitive agreement to sell the assets of our information management business to Carlyle. The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business. For additional information about the planned divestiture of our information management business see "Planned divestiture of our information management business" below and Note 11 of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended July 3, 2015 and July 4, 2014 consisted of 13 and 14 weeks, respectively.
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
Our security strategy is to deliver a unified security analytics platform that provides big data analytics, utilizes our vast telemetry, provides visibility into real-time global threats, and powers Symantec and third-party security analytics applications; leverage this analytics platform to provide best-in-class consumer and enterprise security products; and offer cyber security services that provide a full-suite of services from monitoring to incident response to threat intelligence, all supported by over 500 cyber security experts and nine global security response centers.
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
In fiscal 2016, we remain focused on our five priorities: running our businesses with a portfolio approach by managing certain businesses for operating margin; prioritizing investments for growth; further reducing costs and improving efficiencies; attracting top talent to our executive team; and continuing to return significant cash to shareholders. We are optimizing some of our businesses by methodically evaluating every product line to balance our profitability targets against our objectives. In order to prioritize investments for growth, we are realigning our research and development budgets to apply the best resources to the most promising market opportunities. To further reduce costs and improve efficiencies, we are consolidating our global footprint, data centers and product support capabilities as well as streamlining the way we run our businesses with initiatives to increase research and development efficiencies and sales productivity. We are focused on continuing to attract talented business and technology leaders to the company. We remain committed to returning significant cash to shareholders in the form of dividends and share buybacks.
Planned divestiture of our information management business
On August 10, 2015, we entered into a definitive agreement to sell the assets of our information management business to Carlyle for cash consideration of approximately $8.0 billion and the assumption of certain liabilities. The divestiture of our information management business will help us accelerate our unified security strategy, provide a stronger financial foundation for strategic investments, and return additional cash to our shareholders through a combination of share repurchases and dividends. The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business.
We expect that effective at the beginning of our third quarter of fiscal 2016, the financial results of our information management business will be presented as discontinued operations on the Condensed Consolidated Statements of Income when we meet the criteria for the information management business to be classified as held for sale. Subsequently, we will have two remaining reporting segments, Consumer Security and Enterprise Security.
For additional information about the planned divestiture, see Note 11 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Our operating segments
Our current operating segments are significant strategic business units that offer different products and services distinguished by customer needs. The three reporting segments, which are the same as our operating segments, are:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, trust services, and cyber security services.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available. For additional information about the planned divestiture of our information management business see Note 11 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

For further description of our operating segments see Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

Financial results and trends
The following table provides an overview of key financial metrics for the periods indicated below:

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Dollars in millions)
Consolidated Income Statement Data:
Total net revenue	$1,499	$1,735
Gross profit	1,245	1,426
Operating income	201	322
Operating margin percentage	13%	19%
Consolidated Cash Flow and Balance Sheet Data:
Cash flow from operations	$300	$293
Deferred revenue	3,419	3,713
The three months ended July 4, 2014 consisted of 14 weeks, whereas the three months ended July 3, 2015 consisted of 13 weeks. The 14th week contributed incremental revenue, cost of revenue and operating expenses to the quarter ended July 4, 2014 when compared to the quarter ended July 3, 2015.
Total net revenue decreased $236 million primarily due to the general strengthening of the U.S. dollar against foreign currencies, the additional week in the quarter ended July 4, 2014, and declines in our consumer security products driven by our channel strategy to exit certain high-cost original equipment manufacturer ("OEM") arrangements and changes to our renewal practices.
Gross margin was 83% for the three months ended July 3, 2015 compared to 82% for the three months ended July 4, 2014 primarily driven by lower fees under revenue-sharing agreements associated with our exit of certain high-cost OEM arrangements.
Operating income decreased $121 million due to lower net revenue, partially offset by lower operating expenses. Our operating expenses decreased due to incremental operating expenses in the additional week of the quarter ended July 4, 2014, our cost savings initiatives and favorable foreign currency effects of approximately $40 million. This was partially offset by a $104 million increase in restructuring, separation, and transition costs in connection with our fiscal 2015 restructuring and separation plan initiated in connection with our plans to separate our business into two standalone companies. We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash provided by operating activities was $300 million for the three months ended July 3, 2015, which resulted from net income of $117 million adjusted for non-cash items, including depreciation and amortization charges of $103 million and stock-based compensation expense of $53 million, as well as net changes in trade receivables resulting in inflows of $391 million. These amounts were partially offset by decreases in deferred revenue of $249 million and accrued compensation and benefits of $115 million.
Total deferred revenue decreased $294 million from $3,713 million at July 4, 2014 to $3,419 million at July 3, 2015 primarily due to unfavorable foreign currency fluctuations.
Critical accounting policies and estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 3, 2015, as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Recently issued authoritative guidance
See Note 1 of the Notes to Condensed Consolidated Financial Statements in this quarterly report for recently issued authoritative guidance, including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS
The following table sets forth certain Consolidated Statements of Income data as a percentage of net revenue for the periods indicated:

	Three Months Ended
	July 3, 2015	July 4, 2014
Net revenue:
Content, subscription, and maintenance	90%	91%
License	10%	9%
Total net revenue	100%	100%
Cost of revenue:
Content, subscription, and maintenance	15%	16%
License	1%	2%
Amortization of intangible assets	1%	1%
Total cost of revenue	17%	18%
Gross profit	83%	82%
Operating expenses:
Sales and marketing	35%	37%
Research and development	19%	18%
General and administrative	6%	6%
Amortization of intangible assets	1%	2%
Restructuring, separation, and transition	8%	1%
Total operating expenses	70%	64%
Operating income	13%	19%
Non-operating expense, net	2%	1%

The total percentages may not add due to rounding.
Total net revenue

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Content, subscription, and maintenance revenue	$1,352	$1,574	(14)%
License revenue	147	161	(9)%
Total	$1,499	$1,735	(14)%
Content, subscription, and maintenance revenue represented 90% and 91% of total net revenue for the three months ended July 3, 2015 and July 4, 2014, respectively. Content, subscription, and maintenance revenue decreased $222 million primarily due to unfavorable foreign currency fluctuations of approximately $102 million, the additional week in the quarter ended July 4, 2014 and declines in our consumer security products driven by our channel strategy to exit certain high-cost OEM arrangements and changes to our renewal practices. License revenue decreased $14 million primarily due to unfavorable foreign currency fluctuations of approximately $13 million.

Net revenue and operating income by segment

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Total net revenue:
Consumer Security	$430	$533	(19)%
Enterprise Security	482	552	(13)%
Information Management	587	650	(10)%
Percentage of total net revenue:
Consumer Security	29%	31%
Enterprise Security	32%	32%
Information Management	39%	37%
Operating income:
Consumer Security	$245	$268	(9)%
Enterprise Security	30	70	(57)%
Information Management	135	89	52%
Operating margin:
Consumer Security	57%	50%
Enterprise Security	6%	13%
Information Management	23%	14%
Consumer Security revenue decreased $103 million primarily due to the impact of the additional week in the quarter ended July 4, 2014 and unfavorable foreign currency fluctuations of approximately $34 million. In addition, Consumer Security revenue decreased due to our channel strategy to exit unprofitable retail arrangements and certain high-cost OEM arrangements, coupled with the impact of our decision to change our renewal practices. Consumer Security operating income decreased $23 million primarily due to the decrease in revenue, partially offset by decreases in cost of revenue, salaries and wages and marketing expenses.
Enterprise Security revenue decreased $70 million primarily due to the impact of the additional week in the quarter ended July 4, 2014 and unfavorable foreign currency fluctuations of approximately $36 million. The decrease of $40 million in operating income was mainly due to the reduction in revenue which was partially offset by decreased headcount related expenses.
Information Management revenue decreased $63 million primarily due to unfavorable foreign currency fluctuations of approximately $45 million and the impact of the additional week in the quarter ended July 4, 2014. In addition, strong performance from NetBackup products was partially offset by weakness in Backup Exec and our storage management offerings. Information Management operating income increased $46 million driven by decreased headcount related expenses which was partially offset by the decrease in revenue.

Net revenue by geographic region

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Revenue by geographic region:
Americas (U.S., Canada and Latin America)	$855	$940	(9)%
EMEA (Europe, Middle East, Africa)	391	495	(21)%
Asia Pacific/Japan	253	300	(16)%
Total net revenue	$1,499	$1,735	(14)%

U.S.	767	832	(8)%
International	732	903	(19)%
Total net revenue	$1,499	$1,735	(14)%

Percentage of total net revenue:
Americas (U.S., Canada and Latin America)	57%	54%
EMEA (Europe, Middle East, Africa)	26%	29%
Asia Pacific/Japan	17%	17%
U.S.	51%	48%
International	49%	52%
Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $115 million for the three months ended July 3, 2015 as compared to the same period last year. Revenue for the EMEA and Asia Pacific and Japan regions was impacted by unfavorable foreign currency fluctuations of $87 million and $27 million, respectively.
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
Cost of revenue

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Cost of content, subscription, and maintenance	$219	$269	(19)%
Cost of license	22	27	(19)%
Amortization of intangible assets	13	13	—%
Total	$254	$309	(18)%
Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Intangible assets are primarily comprised of developed technologies and patents from acquired companies. Our total cost of revenue decreased for the three months ended July 3, 2015 compared to the same period last year, primarily due to the additional week in the quarter ended July 4, 2014, decrease in OEM and other royalty fees and favorable foreign currency effects.

Operating expenses

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Sales and marketing expense	$521	$644	(19)%
Research and development expense	284	308	(8)%
General and administrative expense	96	103	(7)%
Amortization of intangible assets	19	29	(34)%
Restructuring, separation, and transition	124	20	520%
Total	$1,044	$1,104	(5)%
We experienced favorable foreign currency effects on our operating expenses of approximately $40 million in the three months ended July 3, 2015 as compared to the same period last year.
Sales and marketing expense decreased $123 million primarily due to the additional week in the quarter ended July 4, 2014, lower salaries and wages due to lower headcount, and to a lesser extent, decreased advertising and promotion costs.
Research and development expense and general and administrative expense decreased $24 million and $7 million, respectively, primarily due to the additional week in the quarter ended July 4, 2014.
Amortization of intangible assets decreased $10 million primarily due to certain intangible assets becoming fully amortized during the year ended April 3, 2015.
Restructuring, separation, and transition costs include severance, facilities, separation, transition and other related costs. The charges for the three months ended July 3, 2015 primarily relate to our fiscal 2015 restructuring and separation plan initiated in connection with our plans to separate our business into two standalone companies, and transition costs related to the implementation of a new enterprise resource planning system for the information management business. The charges for the three months ended July 4, 2014 primarily relate to our fiscal 2014 restructuring plan which was substantially completed as of March 28, 2014. For further information on restructuring, separation, and transition, see Note 4 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Non-operating expense, net

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Interest income	$3	$3	—%
Interest expense	(20)	(21)	(5)%
Other (expense) income, net	(11)	1	*
Non-operating expense, net	$(28)	$(17)	65%

* Percentage is not meaningful.
Non-operating expense, net, increased $11 million primarily due to net foreign currency remeasurement loss.
Provision for income taxes

	Three Months Ended
	July 3, 2015	July 4, 2014	% Change
	(Dollars in millions)
Provision for income taxes	$56	$69	(19)%
Effective tax rate on earnings	32%	23%	9%
Our effective tax rate was approximately 32% and 23% for the three months ended July 3, 2015 and July 4, 2014, respectively. Our effective tax rate differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and domestic manufacturing incentives, partially offset by state income taxes. The higher effective tax rate for the three months ended July 3, 2015 as compared to the three months ended July 4, 2014 is due primarily to a different geographic mix of earnings and the treatment of certain transaction costs in determining the effective tax rate. The tax benefit associated with certain of these transaction costs will change as a result of the sale of the information management business. For additional information about the planned divestiture of our information management business see Note 11.

For the three months ended July 3, 2015 and July 4, 2014, the effective tax rate was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $3 million and $14 million, respectively. For the three months ended July 3, 2015, these tax benefits were offset as a result of certain transaction costs not fully deductible for tax purposes.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $33 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
On July 27, 2015, the U.S. Tax Court invalidated a U.S. Treasury regulation requiring the inclusion of stock-based compensation in certain intercompany cost-sharing agreements. We are currently evaluating the impact of this decision on our current and historic tax filing positions. We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Planned divestiture of our information management business
On August 10, 2015, we entered into a definitive agreement to sell the assets of our information management business to Carlyle for cash consideration of approximately $8.0 billion and the assumption of certain liabilities. We are in the process of evaluating the transaction and its impact on our consolidated financial statements, including evaluating the resulting net gain and income tax expense that will be recognized, based on all the terms of the agreement. The Company's U.S. and foreign income taxes payable resulting from the transaction are estimated to range from $1.3 billion to $1.7 billion.
Sources of cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of July 3, 2015, we had cash, cash equivalents and short-term investments of $3.9 billion and an unused credit facility of $1.0 billion, resulting in a liquidity position of approximately $4.9 billion. As of July 3, 2015, $2.3 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Revolving Credit Facility. In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of July 3, 2015, we were in compliance with the required covenants, and no amounts were outstanding.
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
Stock Repurchases. For the three months ended July 3, 2015, we repurchased approximately 4 million shares, or $90 million of our common stock. For the three months ended July 4, 2014, we repurchased 6 million shares, or $125 million, of our common stock. The timing and amount of common shares purchased under our authorized stock repurchase programs will depend on various factors, including our business plans, financial performance and market conditions. On August 9, 2015, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the previous program with $1.1 billion remaining authorized for future repurchase as of July 3, 2015.
Dividend Program. During the three months ended July 3, 2015, we declared and paid aggregate cash dividends of $103 million or $0.15 per common share. During the three months ended July 4, 2014, we declared and paid cash dividends of $104 million or $0.15 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units.
On August 11, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on September 16, 2015 to all stockholders of record as of the close of business on August 26, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plans. In fiscal 2015, we announced plans to separate our security and information management businesses into standalone companies. In order to separate the business, we initiated a restructuring plan to properly align personnel and expect to incur associated severance and facilities costs. We also expect to incur separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be substantially completed by the end of the third quarter of fiscal 2016. We expect to incur total severance and facilities costs between $165 million and $195 million. We expect to incur separation costs between $170 million and $190 million, excluding tax implications and potential advisor fees payable upon separation. Total restructuring and separation costs are expected to be between $335 million and $385 million. As of July 3, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2019.
In fiscal 2013, we initiated a restructuring plan to reduce management and redundant personnel resulting in headcount reductions across the Company. As of July 3, 2015, the related costs for severance and benefits are substantially complete; however, we may experience immaterial adjustments to existing accruals in subsequent periods.
Note Repayment. In the second fiscal quarter of 2016, the principal balance of our 2.75% Senior Notes due September 2015 will mature and be settled by a cash payment of $350 million along with the $4.8 million semiannual interest payment.
Cash flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	July 3, 2015	July 4, 2014
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$300	$293
Investing activities	37	(724)
Financing activities	(238)	(216)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments.
Net cash provided by operating activities was $300 million for the three months ended July 3, 2015, which resulted from net income of $117 million adjusted for non-cash items, including depreciation and amortization charges of $103 million and stock-based compensation expense of $53 million, as well as net changes in trade receivables resulting in inflows of $391 million. These amounts were partially offset by decreases in deferred revenue of $249 million and accrued compensation of $115 million.
Net cash provided by operating activities was $293 million for the three months ended July 4, 2014 which resulted from net income of $236 million adjusted for non-cash items, including depreciation and amortization charges of $117 million, as well as net changes in trade receivables resulting in inflows of $308 million. These amounts were partially offset by decreases in deferred revenue of $185 million, and accrued compensation of $34 million, as well as by a tax payment of $104 million related to a previous IRS audit.

Investing activities
Net cash provided by investing activities was $37 million for the three months ended July 3, 2015 and was primarily due to the proceeds of $298 million from maturities and sales of our short-term investments partially offset by purchases of $183 million of short-term investments and payments of $78 million for capital expenditures.
Net cash used in investing activities was $724 million for three months ended July 4, 2014 and was primarily due to the purchase of $712 million of short-term investments and payments of $92 million for capital expenditures, partially offset by $99 million in proceeds from maturities and sales of our short-term investments.
Financing activities
Net cash used in financing activities was $238 million for the three months ended July 3, 2015, which was primarily due to cash dividend and dividend equivalent payments of $107 million, repurchases of our common stock of $90 million, and tax payments related to restricted stock units of $33 million.
Net cash used in financing activities was $216 million for the three months ended July 4, 2014, which was primarily due to repurchases of our common stock of $125 million and cash dividends paid of $104 million, partially offset by net proceeds from sales of common stock through employee stock benefit plans of $23 million.
Contractual obligations
There have been no significant changes during the three months ended July 3, 2015 to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures during the three months ended July 3, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Item 4. Controls and Procedures
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
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c) Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015. There have been no material changes in our risks from such description.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our equity securities
All stock repurchases during the three months ended July 3, 2015 were purchased under publicly announced plans or programs and are summarized as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
April 4, 2015 to May 1, 2015	3.4	$24.33	$1,074
May 2, 2015 to May 29, 2015	0.3	$25.14	$1,068
May 30, 2015 to July 3, 2015	—	$—	$1,068
Total	3.7	$24.39
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. On August 9, 2015, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the previous program with $1.1 billion remaining authorized for future repurchase as of July 3, 2015.
Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Michael A. Brown
Michael A. Brown President, Chief Executive Officer and Director

By:	/s/ Thomas J. Seifert
Thomas J. Seifert Executive Vice President and Chief Financial Officer

August 12, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
3.01	Certificate of Designations of Series A Junior Preferred Stock of Symantec Corporation dated June 25, 2015	8-K	000-17781	3.1	6/26/2015
10.01*	FY16 Executive Annual Incentive Plan - President and Chief Executive Officer					X
10.02*	FY16 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President					X
10.03*	Form of Symantec Corporation FY16 PRU Agreement					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*    Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.