Form 10-Q
period 2015-10-02
SYMANTEC CORP
filed 2015-11-06
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 30, 2015: 675,526,104 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended October 2, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2015	April 3, 2015 *
	(Unaudited) (In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,097	$2,874
Short-term investments	260	1,017
Accounts receivable, net	738	993
Deferred income taxes	207	152
Deferred commissions	112	131
Other current assets	250	255
Total current assets	4,664	5,422
Property and equipment, net	1,262	1,205
Intangible assets, net	572	628
Goodwill	5,847	5,847
Long-term deferred commissions	14	26
Other long-term assets	101	105
Total assets	$12,460	$13,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$326	$213
Accrued compensation and benefits	289	398
Deferred revenue	2,766	3,109
Current portion of long-term debt	—	350
Other current liabilities	348	383
Total current liabilities	3,729	4,453
Long-term debt	1,740	1,746
Long-term deferred revenue	505	555
Long-term deferred tax liabilities	381	308
Long-term income taxes payable	132	134
Other long-term obligations	81	102
Total liabilities	6,568	7,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 3,000 shares authorized; 680 and 898 shares issued; 680 and 684 shares outstanding, respectively	7	7
Additional paid-in capital	5,794	6,094
Accumulated other comprehensive income	88	104
Retained earnings (accumulated deficit)	3	(270)
Total stockholders’ equity	5,892	5,935
Total liabilities and stockholders’ equity	$12,460	$13,233

*Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,333	$1,445	$2,685	$3,019
License	165	172	312	333
Total net revenue	1,498	1,617	2,997	3,352
Cost of revenue:
Content, subscription, and maintenance	225	240	444	509
License	29	25	51	52
Amortization of intangible assets	10	13	23	26
Total cost of revenue	264	278	518	587
Gross profit	1,234	1,339	2,479	2,765
Operating expenses:
Sales and marketing	516	565	1,037	1,209
Research and development	293	276	577	584
General and administrative	94	93	190	196
Amortization of intangible assets	17	27	36	56
Restructuring, separation, and transition	111	30	235	50
Total operating expenses	1,031	991	2,075	2,095
Operating income	203	348	404	670
Interest income	3	3	6	6
Interest expense	(19)	(19)	(39)	(40)
Other income (expense), net	2	1	(9)	2
Income before income taxes	189	333	362	638
Provision for income taxes	33	89	89	158
Net income	$156	$244	$273	$480
Net income per share:
Basic	$0.23	$0.35	$0.40	$0.69
Diluted	$0.23	$0.35	$0.40	$0.69
Weighted-average shares outstanding:
Basic	682	690	682	691
Diluted	687	696	689	697
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Unaudited)
	(Dollars in millions)
Net income	$156	$244	$273	$480
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(34)	(42)	(22)	(40)
Reclassification adjustments for loss included in net income	1	—	1	—
Net foreign currency translation adjustments	(33)	(42)	(21)	(40)
Unrealized gain on available-for-sale securities, net of taxes of $3, $0, $3 and $0, respectively	5	—	5	—
Other comprehensive loss, net of taxes	(28)	(42)	(16)	(40)
Comprehensive income	$128	$202	$257	$440
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 2, 2015	October 3, 2014
	(Unaudited)
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$273	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143	145
Amortization of intangible assets	59	82
Amortization of debt issuance costs and discounts	2	2
Stock-based compensation expense	133	89
Deferred income taxes	17	30
Excess income tax benefit from the exercise of stock options	(6)	(5)
Other	9	3
Net change in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	255	268
Deferred commissions	30	(3)
Accounts payable	50	(77)
Accrued compensation and benefits	(107)	(50)
Deferred revenue	(397)	(374)
Income taxes payable	(22)	(101)
Other assets	12	33
Other liabilities	(17)	(56)
Net cash provided by operating activities	434	466
INVESTING ACTIVITIES:
Purchases of property and equipment	(149)	(199)
Payments for acquisitions, net of cash acquired	(4)	(19)
Purchases of short-term investments	(327)	(1,071)
Proceeds from maturities of short-term investments	1,019	411
Proceeds from sales of short-term investments	76	156
Net cash provided by (used in) investing activities	615	(722)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(367)	(18)
Net proceeds from sales of common stock under employee stock benefit plans	44	66
Excess income tax benefit from the exercise of stock options	6	5
Tax payments related to restricted stock units	(37)	(34)
Dividends and dividend equivalents paid	(210)	(207)
Repurchases of common stock	(250)	(250)
Proceeds from other financing, net	—	34
Net cash used in financing activities	(814)	(404)
Effect of exchange rate fluctuations on cash and cash equivalents	(12)	(75)
Change in cash and cash equivalents	223	(735)
Beginning cash and cash equivalents	2,874	3,707
Ending cash and cash equivalents	$3,097	$2,972
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
In the second quarter of fiscal 2016, we entered into a definitive agreement to sell the assets of our information management business to The Carlyle Group and certain co-investors (“Carlyle”). The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business. For additional information about the planned divestiture of our information management business see Note 3.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S.") for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015. The results of operations for the three and six months ended October 2, 2015, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and six month ended periods in this report relate to fiscal periods ended October 2, 2015 and October 3, 2014. The six months ended October 2, 2015, consisted of 26 weeks whereas the six months ended October 3, 2014, consisted of 27 weeks. Our 2016 fiscal year consists of 52 weeks and ends on April 1, 2016.
There have been no material changes in our significant accounting policies for the three and six months ended October 2, 2015, compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Recently adopted accounting guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard became effective for the Company in the first quarter of fiscal 2016, and will apply to the presentation and disclosure of the planned divestiture of our information management business that is expected to close by the end of the third quarter of fiscal 2016. The accounting guidance will impact our financial statements by requiring additional disclosures related to the planned divestiture. For additional information about the planned divestiture of our information management business see Note 3.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation, which modifies the evaluation of whether limited partnerships and similar legal entities qualify as variable interest entities (“VIEs”). The new standard also affects the consolidation analysis of reporting entities that are involved with VIEs. We adopted the standard in the second quarter of fiscal 2016, and it did not have a material impact upon adoption.
In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related liability. We adopted the standard in the first quarter of fiscal 2016, and it did not have a material impact upon adoption.

Recent accounting guidance not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the new revenue reporting standard by one year. The standard will be effective for the Company on March 31, 2018. We are evaluating the effect that the standard will have on our Condensed Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
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
There have been no transfers between fair value measurement levels during the six months ended October 2, 2015. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	October 2, 2015			April 3, 2015
	Fair Value	Cash and Cash Equivalents	Short-term Investments	Fair Value	Cash and Cash Equivalents	Short-term Investments
	(Dollars in millions)
Cash	$1,608	$1,608	$—	$807	$807	$—
Non-negotiable certificates of deposit	—	—	—	296	260	36
Level 1
Money market	1,411	1,411	—	1,725	1,725	—
U.S. government securities	75	—	75	284	—	284
Marketable equity securities	12	—	12	5	—	5
	1,498	1,411	87	2,014	1,725	289
Level 2
Corporate bonds	105	5	100	166	—	166
U.S. agency securities	21	—	21	68	—	68
Commercial paper	64	44	20	333	82	251
Negotiable certificates of deposit	20	—	20	184	—	184
International government securities	41	29	12	23	—	23
	251	78	173	774	82	692
Total	$3,357	$3,097	$260	$3,891	$2,874	$1,017
Fair value of debt
As of October 2, 2015 and April 3, 2015, the total fair value of our current and long-term debt was $1.8 billion and $2.2 billion, respectively, based on Level 2 inputs.
Note 3. Planned Divestiture of Information Management Business
In the second quarter of fiscal 2016, we entered into a definitive agreement to sell the assets of our information management business to Carlyle for cash consideration of approximately $8.0 billion and the assumption of certain liabilities, subject to specified adjustments. The divestiture of our information management business will help us accelerate our unified security strategy, provide a stronger financial foundation for strategic investments, and return additional cash to our shareholders through a combination of share repurchases and dividends. The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business.
The Company and Carlyle have made customary representations and warranties and have agreed to customary covenants related to the sale. Subject to certain limitations, the Company and Carlyle have agreed to indemnify each other for losses arising from certain breaches of the agreement, certain tax liabilities and certain other liabilities.
We are in the process of evaluating the transaction and its impact on our Condensed Consolidated Financial Statements, including evaluating the resulting net gain and income tax expense that will be recognized, based on all the terms of the agreement. The Company's U.S. and foreign income taxes payable resulting from the transaction are estimated to range from $1.3 billion to $1.7 billion.
As of October 2, 2015, our information management business did not meet the criteria to be classified as held for sale, as Symantec did not have the ability to transfer its information management business to Carlyle in its present condition. The sale is conditioned on multiple milestones that were not completed as of October 2, 2015, for the Company’s completion of the operational separation, in all material respects, of the information management business. We expect that effective beginning with the third quarter of fiscal 2016, the financial results of our information management business will be presented as discontinued operations on the Condensed Consolidated Financial Statements, as we expect then to meet the criteria for the information management business to be classified as held for sale. Subsequently, we will have two remaining reporting segments, Consumer Security and Enterprise Security.

Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Information Management	Total
	(Dollars in millions)
Net balance as of April 3, 2015	$1,230	$1,916	$2,701	$5,847
Translation adjustments	—	2	(2)	—
Net balance as of October 2, 2015	$1,230	$1,918	$2,699	$5,847
Intangible assets, net

	October 2, 2015			April 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$531	$(369)	$162	$730	$(536)	$194
Developed technology	251	(147)	104	296	(172)	124
Finite-lived trade names	14	(9)	5	125	(117)	8
Patents	21	(17)	4	21	(16)	5
Total finite-lived intangible assets	817	(542)	275	1,172	(841)	331
Indefinite-lived trade names	297	—	297	297	—	297
Total	$1,114	$(542)	$572	$1,469	$(841)	$628
As of October 2, 2015, future amortization expense related to finite-lived intangible assets by fiscal year is as follows:

October 2, 2015
(Dollars in millions)
Remainder of 2016	$53
2017	94
2018	72
2019	37
2020	15
Thereafter	4
Total	$275

Note 5. Debt
The following table summarizes components of our debt:

	October 2, 2015		April 3, 2015
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(Dollars in millions)
Senior Notes
2.75% due September 15, 2015	$—	—%	$350	2.76%
2.75% due June 15, 2017	600	2.79%	600	2.79%
4.20% due September 15, 2020	750	4.25%	750	4.25%
3.95% due June 15, 2022	400	4.05%	400	4.05%
Total principal amount	$1,750		$2,100
Less: unamortized discount and issuance costs	(10)		(4)
Total debt	$1,740		$2,096
Less: current portion	—		(350)
Total long-term portion	$1,740		$1,746
Senior Notes
Our Senior Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Interest on our Senior Notes is payable semiannually. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the Senior Notes. The principal balance of our 2.75% Senior Notes due September 15, 2015 matured and was settled by a cash payment of $350 million in the three months ended October 2, 2015.
Revolving credit facility
In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. Loans under the credit facility will bear interest, at our option, at a rate equal to either a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of the credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of October 2, 2015, we were in compliance with the required covenants, and no amounts were outstanding.
Note 6. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs primarily consist of consulting charges associated with the implementation of new Enterprise Resource Planning systems. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 8 of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Restructuring plans
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of October 2, 2015, the related costs for severance and benefits are substantially complete; however, we may experience immaterial adjustments to existing accruals in subsequent periods.

Fiscal 2015 Plan
In fiscal 2015, we announced plans to separate our security and information management businesses. In order to separate the businesses, we initiated a restructuring plan to properly align personnel and are incurring associated severance and facilities costs. We are also incurring separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be substantially completed by the end of the third quarter of fiscal 2016. Total remaining restructuring and separation costs are expected to be between $50 million and $100 million, excluding tax implications and potential advisor fees payable upon separation. As of October 2, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2019.
Restructuring, separation, and transition expense summary

	Three Months Ended October 2, 2015	Six Months Ended October 2, 2015
	(Dollars in millions)
Fiscal 2015 Plan
Severance costs	$—	$21
Separation costs	73	136
Other exit and disposal costs	3	4
Fiscal 2015 Plan Total	76	161
Transition and other related costs	35	74
Total restructuring, separation, and transition costs	$111	$235
Restructuring, separation, and transition liabilities summary

	April 3, 2015	Costs, Net of Adjustments	Cash Payments	October 2, 2015	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2014 Plan total	$4	$—	$(3)	$1	$238
Fiscal 2015 Plan
Severance costs	59	21	(58)	22	123
Separation costs	17	136	(104)	49	217
Other exit and disposal costs	6	4	(4)	6	11
Fiscal 2015 Plan total	$82	$161	$(166)	$77	$351
Restructuring and separation plans total	$86	$161	$(169)	$78
Transition and other related costs		74
Total restructuring, separation, and transition costs		$235
The restructuring and separation liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
Note 7. Commitments and Contingencies
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
As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We have fully cooperated with the government throughout its investigation and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA schedule was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government has also indicated they are going to pursue claims for certain sales to New York, California, and Florida as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
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
IV
On December 8, 2010, Intellectual Ventures ("IV") sued Symantec for patent infringement in the U.S. District Court in Delaware. The complaint alleged infringement by various Symantec internet security products. On February 6, 2015, the jury issued a verdict and subsequent Court decisions invalidated some of the patents-in-suit, therefore leaving an $8 million damages verdict; through a post-trial motion, Symantec is seeking to overturn that verdict. Symantec does not believe that it is probable that it has incurred a material loss and, as a result, has not made an accrual for this matter.
EDS & NDI
On January 24, 2011, a class action lawsuit was filed against the Company and its previous e-commerce vendor Digital River, Inc.; the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service ("EDS") and Norton Download Insurance ("NDI"). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005, and March 10, 2011. In August 2015, the parties executed a settlement agreement pursuant to which the Company would pay the plaintiffs $30 million, which we accrued. On October 8, 2015, the Court granted approval of the settlement, which was subsequently paid by the Company.

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
Note 8. Segment Information
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

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security, previously named trust services.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available. For additional information about the planned divestiture of our information management business see Note 3.

There were no intersegment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Dollars in millions)
Total Segments
Net revenue	$1,498	$1,617	$2,997	$3,352
Operating income	421	464	831	891
Consumer Security
Net revenue	$420	$485	$850	$1,018
Operating income	232	257	477	525
Enterprise Security
Net revenue	$485	$511	$967	$1,063
Operating income	50	85	80	155
Information Management
Net revenue	$593	$621	$1,180	$1,271
Operating income	139	122	274	211
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

The following table provides a reconciliation of the total of the reportable segments’ operating income to the consolidated operating income:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Dollars in millions)
Total segment operating income	$421	$464	$831	$891
Reconciling items:
Stock-based compensation	80	46	133	89
Amortization of intangibles	27	40	59	82
Restructuring. separation, and transition	111	30	235	50
Total consolidated operating income	$203	$348	$404	$670
Note 9. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Dollars in millions, except per share data)
Dividends declared and paid	$102	$104	$205	$207
Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30
Each quarterly dividend was recorded as a reduction to additional paid-in capital. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units.
On November 5, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on December 16, 2015 to all stockholders of record as of the close of business on November 23, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases
The following table summarizes our stock repurchases for the periods presented:

	Three Months Ended October 2, 2015	Six Months Ended October 2, 2015
	(In millions, except per share data)
Total number of shares repurchased	7.6	11.3
Dollar amount of shares repurchased	$160	$250
Average price paid per share	$21.13	$22.20
Remaining authorization at end of period	$2,408	$2,408
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. During the second quarter of fiscal 2016, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the remaining amount authorized for future repurchase under our previous program.

Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of April 3, 2015	$101	$3	$104
Other comprehensive income before reclassifications	(22)	5	(17)
Loss reclassified from accumulated other comprehensive income	1	—	1
Balance as of October 2, 2015	$80	$8	$88
Note 10. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Dollars in millions)
Cost of revenue	$8	$6	$13	$12
Sales and marketing	29	18	48	35
Research and development	30	15	49	28
General and administrative	13	7	23	14
Total stock-based compensation expense	80	46	133	89
Tax benefit associated with stock-based compensation expense	(24)	(14)	(39)	(26)
Net stock-based compensation expense	$56	$32	$94	$63
Restricted stock units
The following table summarizes additional information related to our stock-based compensation from restricted stock units, which are our primary equity awards:

	Six Months Ended
	October 2, 2015	October 3, 2014
	(In millions, except per grant data)
Weighted-average fair value per grant	$23.53	$21.48
Awards granted	12.8	12.5
Total fair value of awards vested	$140	$87
Total unrecognized compensation expense	$462	$367
Weighted-average remaining vesting period	2.3 years	2.9 years
Note 11. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Effective tax rate	17%	27%	25%	25%
Our effective tax rate differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and domestic manufacturing incentives, partially offset by state income taxes.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing agreement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We evaluated the opinion and determined the net impact to our consolidated financial statements was not material. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.
The tax provision for the three and six months ended October 2, 2015 was also reduced by $8 million in tax benefits related to certain foreign operations. In addition, as a result of having entered into a definitive agreement in the second quarter of fiscal 2016 to sell our information management business, certain transaction costs previously treated as non-deductible are now treated as deductible. The provision for the three months ended October 2, 2015, was accordingly reduced by $10 million related to certain transaction costs in fiscal 2015. For additional information about the planned divestiture of our information management business see Note 3.
For the three and six months ended October 3, 2014, the tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $2 million and $16 million, respectively.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $27 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 12. Earnings Per Share
The components of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(In millions, except per share data)
Net income	$156	$244	$273	$480
Net income per share — basic	$0.23	$0.35	$0.40	$0.69
Net income per share — diluted	$0.23	$0.35	$0.40	$0.69
Weighted-average shares outstanding — basic	682	690	682	691
Dilutive potential shares from stock-based compensation	5	6	7	6
Weighted-average shares outstanding — diluted	687	696	689	697
Anti-dilutive effect of stock-based compensation	11	1	6	2

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
OVERVIEW
Our business
Symantec Corporation is a global leader in security, backup and availability solutions. Our market leading products and services protect people and information in any environment – from the mobile device in your pocket, to the enterprise data center, to cloud-based systems. Founded in April 1982, Symantec operates one of the largest global threat-intelligence networks. The Company has more than 19,000 employees in more than 40 countries.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended October 2, 2015 consisted of 13 and 26 weeks, respectively. The three and six months ended and October 3, 2014 consisted of 13 and 27 weeks, respectively.
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
Planned divestiture of our information management business
In the second quarter of fiscal 2016, we entered into a definitive agreement to sell the assets of our information management business to Carlyle for cash consideration of approximately $8.0 billion and the assumption of certain liabilities, subject to specified adjustments. The divestiture of our information management business will help us accelerate our unified security strategy, provide a stronger financial foundation for strategic investments, and return additional cash to our shareholders through a combination of share repurchases and dividends. The sale is expected to close by the end of the third quarter of fiscal 2016, subject to regulatory approvals and certain closing conditions, including the operational separation, in all material respects, of the information management business.
We expect that effective beginning with the third quarter of fiscal 2016, the financial results of our information management business will be presented as discontinued operations on the Condensed Consolidated Financial Statements, as we expect then to meet the criteria for the information management business to be classified as held for sale. Subsequently, we will have two remaining reporting segments, Consumer Security and Enterprise Security.
For additional information about the planned divestiture, see Note 3 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
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

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security, previously named trust services.

•
Information Management: Our Information Management segment focuses on backup and recovery, archiving and eDiscovery, storage and high availability solutions, helping to ensure that our customers’ IT infrastructure and mission-critical applications are protected, managed and available. For additional information about the planned divestiture of our information management business see Note 3 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

For further description of our operating segments see Note 8 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

Financial results and trends
The following table provides an overview of key financial metrics for the periods indicated below:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
	(Dollars in millions)
Consolidated Income Statement Data:
Total net revenue	$1,498	$1,617	$2,997	$3,352
Gross profit	1,234	1,339	2,479	2,765
Operating income	203	348	404	670
Operating margin percentage	14%	22%	13%	20%
Consolidated Cash Flow and Balance Sheet Data:
Cash flow from operations			$434	$466
Deferred revenue			3,271	3,417
The six months ended October 3, 2014, consisted of 27 weeks and the six months ended October 2, 2015, consisted of 26 weeks.
Total net revenue for the three and six months ended October 2, 2015, decreased $119 million and $355 million, respectively, compared to the corresponding prior year periods. The lower net revenue was primarily due to the general strengthening of the U.S. dollar against foreign currencies and declines in our consumer security products driven by the continued implementation of our channel strategy to exit unprofitable retail arrangements, coupled with the ongoing impact of changes to our renewal practices. These factors were partially offset by strong performance from NetBackup Appliance. Total net revenue for the six months ended October 2, 2015, also decreased due to the impact of the additional week in the six months ended October 3, 2014.
Gross margin remained relatively consistent at 82% and 83% for the three and six months ended October 2, 2015, respectively, compared to 83% and 82% for the three and six months ended October 3, 2014, respectively, as the cost of revenue decreases were generally proportional to the decreases in total net revenue.
Operating income for the three and six months ended October 2, 2015, decreased $145 million and $266 million, respectively, compared to the corresponding prior year periods primarily due to lower net revenue and increased restructuring, separation, and transition costs related to our fiscal 2015 restructuring plan initiated in connection with the separation of our information management business. These factors were partially offset by favorable foreign currency effects on our total operating expense of approximately $40 million and $80 million for the three and six months ended October 2, 2015, respectively. In addition, operating expenses for the six months ended October 2, 2015, decreased due to our cost savings initiatives and the impact of the additional week in the six months ended October 3, 2014. We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash provided by operating activities was $434 million for the six months ended October 2, 2015, which resulted from net income of $273 million adjusted for non-cash items, including depreciation and amortization charges of $204 million and stock-based compensation expense of $133 million, as well as net changes in accounts receivable and accounts payable resulting in inflows of $255 million and $50 million, respectively. These amounts were partially offset by decreases in deferred revenue of $397 million and accrued compensation and benefits of $107 million.
Total deferred revenue decreased $146 million from $3,417 million at October 3, 2014, to $3,271 million at October 2, 2015, primarily due to unfavorable foreign currency fluctuations.
Critical accounting policies and estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended October 2, 2015, as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Recently issued authoritative guidance
See Note 1 of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for recently issued authoritative guidance, including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS
The following table sets forth certain Condensed Consolidated Statements of Income data as a percentage of net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Net revenue:
Content, subscription, and maintenance	89%	89%	90%	90%
License	11%	11%	10%	10%
Total net revenue	100%	100%	100%	100%
Cost of revenue:
Content, subscription, and maintenance	15%	15%	15%	15%
License	2%	2%	2%	2%
Amortization of intangible assets	1%	1%	1%	1%
Total cost of revenue	18%	17%	17%	18%
Gross profit	82%	83%	83%	82%
Operating expenses:
Sales and marketing	34%	35%	35%	36%
Research and development	20%	17%	19%	17%
General and administrative	6%	6%	6%	6%
Amortization of intangible assets	1%	2%	1%	2%
Restructuring, separation, and transition	7%	2%	8%	1%
Total operating expenses	69%	61%	69%	63%
Operating income	14%	22%	13%	20%
Non-operating expense, net	1%	1%	1%	1%

Note: The total percentages may not add due to rounding.
Total net revenue

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Content, subscription, and maintenance revenue	$1,333	$1,445	(8)%	$2,685	$3,019	(11)%
License revenue	165	172	(4)%	312	333	(6)%
Total	$1,498	$1,617	(7)%	$2,997	$3,352	(11)%
Content, subscription, and maintenance revenue decreased $112 million and $334 million for the three and six months ended October 2, 2015, respectively, compared to the corresponding prior year periods. The decreases were primarily due to unfavorable currency fluctuations of approximately $88 million and $191 million, respectively, and declines in our consumer security products driven by the continued implementation of our channel strategy to exit unprofitable retail arrangements, as well as changes to our renewal practices. These factors were partially offset by revenue increases in NetBackup products. Content, subscription, and maintenance revenue for the six months ended October 2, 2015 also decreased due to the impact of the additional week in the six months ended October 3, 2014.
License revenue decreased $7 million and $21 million during the three and six months ended October 2, 2015, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $10 million and $23 million, respectively, partially offset by increases in license revenue from Data Loss Prevention.

Net revenue and operating income by segment

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Total net revenue:
Consumer Security	$420	$485	(13)%	$850	$1,018	(17)%
Enterprise Security	485	511	(5)%	967	1,063	(9)%
Information Management	593	621	(5)%	1,180	1,271	(7)%
Percentage of total net revenue:
Consumer Security	28%	30%		28%	30%
Enterprise Security	32%	32%		32%	32%
Information Management	40%	38%		39%	38%
Operating income:
Consumer Security	$232	$257	(10)%	$477	$525	(9)%
Enterprise Security	50	85	(41)%	80	155	(48)%
Information Management	139	122	14%	274	211	30%
Operating margin:
Consumer Security	55%	53%		56%	52%
Enterprise Security	10%	17%		8%	15%
Information Management	23%	20%		23%	17%
Consumer Security revenue decreased $65 million and $168 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year. The revenue decreases were primarily due to unfavorable foreign currency fluctuations of approximately $28 million and $62 million, respectively, and the continued implementation of our channel strategy to exit unprofitable retail arrangements, coupled with the ongoing impact of changes to our renewal practices. Consumer Security operating income decreased $25 million and $48 million for the three and six months ended October 2, 2015, respectively, primarily due to the decreases in revenue, which were partially offset by reductions in cost of revenue and headcount related and marketing expenses.
Enterprise Security revenue decreased $26 million and $96 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $30 million and $66 million, respectively. Enterprise Security operating income decreased $35 million and $75 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year, primarily due to decreased revenue and increased investments in research and development to help bring new products to market. These factors were partially offset by reduced sales and marketing expense.
Information Management revenue decreased $28 million and $91 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year. The revenue decreases were primarily due to unfavorable foreign currency fluctuations of approximately $41 million and $86 million, respectively, as well as weakness in Information Availability and Backup Exec. These factors were partially offset by strong performance from NetBackup products. Information Management operating income increased $17 million and $63 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year, primarily driven by decreased sales and marketing and headcount related expenses, which were partially offset by the decreases in revenue.
In addition to the aforementioned factors, each segment's revenue also decreased for the six months ended October 2, 2015, due to the impact of the additional week in the six months ended October 2, 2014.

Net revenue by geographic region

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Revenue by geographic region:
Americas (U.S., Canada and Latin America)	$866	$884	(2)%	$1,721	$1,824	(6)%
EMEA (Europe, Middle East and Africa)	387	455	(15)%	778	950	(18)%
APJ (Asia Pacific and Japan)	245	278	(12)%	498	578	(14)%
Total net revenue	$1,498	$1,617	(7)%	$2,997	$3,352	(11)%

U.S.	$781	$770	1%	$1,548	$1,602	(3)%
International	717	847	(15)%	1,449	1,750	(17)%
Total net revenue	$1,498	$1,617	(7)%	$2,997	$3,352	(11)%

Percentage of total net revenue:
Americas (U.S., Canada and Latin America)	58%	55%		57%	54%
EMEA (Europe, Middle East and Africa)	26%	28%		26%	28%
APJ (Asia Pacific and Japan)	16%	17%		17%	17%
U.S.	52%	48%		52%	48%
International	48%	52%		48%	52%

Note: The total percentages may not add due to rounding.
Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $99 million and $214 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year. The EMEA region revenue decreased for the three and six months ended October 2, 2015, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $67 million and $154 million, respectively. The APJ region revenue decreased for the three and six months ended October 2, 2015, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $30 million and $57 million, respectively.
We expect that our international sales will continue to represent a significant portion of our revenue. As a result, we anticipate that foreign currency exchange rates compared to the U.S. dollar will continue to affect revenue. However, we are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenue

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Cost of content, subscription, and maintenance	$225	$240	(6)%	$444	$509	(13)%
Cost of license	29	25	16%	51	52	(2)%
Amortization of intangible assets	10	13	(23)%	23	26	(12)%
Total	$264	$278	(5)%	$518	$587	(12)%
Cost of content, subscription, and maintenance consists primarily of technical support costs, costs of billable services, and fees to original equipment manufacturers ("OEMs") under revenue-sharing agreements. Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, appliance manufacturing costs, and other direct material costs. Cost of revenue from amortization of intangible assets is comprised of amortization from developed technologies and patents from acquired companies. Our total cost of revenue decreased $14 million for the three months ended October 2, 2015, compared to the same period last year, primarily due to favorable currency effects of approximately $15 million. Total cost of revenue decreased $69 million for the six months ended October 2, 2015, compared to the same period last year, primarily due to favorable currency effects of approximately $28 million, a decrease in OEM and other royalty fees, and the impact of the additional week in the six months ended October 3, 2014.
Operating expenses

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Sales and marketing	$516	$565	(9)%	$1,037	$1,209	(14)%
Research and development	293	276	6%	577	584	(1)%
General and administrative	94	93	1%	190	196	(3)%
Amortization of intangible assets	17	27	(37)%	36	56	(36)%
Restructuring, separation, and transition	111	30	270%	235	50	370%
Total	$1,031	$991	4%	$2,075	$2,095	(1)%
Sales and marketing expense decreased $49 million and $172 million for the three and six months ended October 2, 2015, compared to the same periods last year, primarily due to favorable foreign currency effects of approximately $28 million and $57 million, respectively, and a decrease in advertising and promotion costs. Sales and marketing for the six months ended, was further reduced by lower salaries and wages due to reduced headcount, and the incremental expense from the extra week in the six months ended October 3, 2014.
Research and development expense increased $17 million for the three months ended October 2, 2015, compared to the same period last year, primarily due to an increase in stock-based compensation expense. Research and development expense decreased $7 million for the six months ended October 2, 2015, compared to the same period last year, primarily due to favorable foreign currency effects of approximately $13 million and the incremental expense from the extra week in the six months ended October 3, 2014, partially offset by an increase in stock-based compensation expense.
Amortization of intangible assets decreased $10 million and $20 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year, primarily due to certain intangible assets becoming fully amortized during the year ended April 3, 2015.
Restructuring, separation, and transition costs include severance, facilities, separation, transition and other related costs. These charges increased $81 million and $185 million for the three and six months ended October 2, 2015, respectively, compared to the same periods last year, primarily due to our fiscal 2015 restructuring plan that was initiated during the second quarter of fiscal 2015 in connection with our plans to separate our business into two companies, and transition costs related to the implementation of a new enterprise resource planning system for the information management business. For further information on restructuring, separation, and transition, see Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

Non-operating expense, net

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Interest income	$3	$3	—%	$6	$6	—%
Interest expense	(19)	(19)	—%	(39)	(40)	(3)%
Other income (expense), net	2	1	*	(9)	2	*
Non-operating expense, net	$(14)	$(15)	(7)%	$(42)	$(32)	31%

* Percentage is not meaningful.
Non-operating expense, net, increased $10 million for the six months ended October 2, 2015, primarily due to net foreign currency remeasurement losses.
Provision for income taxes

	Three Months Ended			Six Months Ended
	October 2, 2015	October 3, 2014	% Change	October 2, 2015	October 3, 2014	% Change
	(Dollars in millions)
Provision for income taxes	$33	$89	(63)%	$89	$158	(44)%
Effective tax rate on earnings	17%	27%		25%	25%
Our effective tax rate differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and domestic manufacturing incentives, partially offset by state income taxes.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing agreement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. We evaluated the opinion and determined the net impact to our consolidated financial statements was not material. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.
The tax provision for the three and six months ended October 2, 2015 was also reduced by $8 million in tax benefits related to certain foreign operations. In addition, as a result of having entered into a definitive agreement in the second quarter of fiscal 2016 to sell our information management business, certain transaction costs previously treated as non-deductible are now treated as deductible. The provision for the three months ended October 2, 2015, was accordingly reduced by $10 million related to certain transaction costs in fiscal 2015. For additional information about the planned divestiture of our information management business see Note 3.
For the three and six months ended October 3, 2014, the tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $2 million and $16 million, respectively.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $27 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Planned divestiture of our information management business
In the second quarter of fiscal 2016, we entered into a definitive agreement to sell the assets of our information management business to Carlyle for cash consideration of approximately $8.0 billion and the assumption of certain liabilities, subject to specified adjustments. We are in the process of evaluating the transaction and its impact on our Condensed Consolidated Financial Statements, including evaluating the resulting net gain and income tax expense that will be recognized, based on all the terms of the agreement. The Company's U.S. and foreign income taxes payable resulting from the transaction are estimated to range from $1.3 billion to $1.7 billion.
Sources of cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of October 2, 2015, we had cash, cash equivalents and short-term investments of $3.4 billion and an unused credit facility of $1.0 billion, resulting in a liquidity position of approximately $4.4 billion. As of October 2, 2015, $2.4 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Revolving Credit Facility. In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility, which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. Loans under the credit facility will bear interest, at our option, at a rate equal to either a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of October 2, 2015, we were in compliance with the required covenants, and no amounts were outstanding.
We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as to fund any cash dividends, principal and interest payments on debt, and repurchases of our stock, for at least the next 12 months and foreseeable future. We have a capital allocation strategy pursuant to which we expect to return over time approximately 50% of free cash flow to stockholders through a combination of dividends and share repurchases, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.
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
Stock Repurchases. For each of the six months ended October 2, 2015, and October 3, 2014, we repurchased approximately 11 million shares, or $250 million, of our common stock. The timing and amount of common shares purchased under our authorized stock repurchase programs will depend on various factors, including our business plans, financial performance and market conditions. During the second quarter of fiscal 2016, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. This additional amount authorized, in conjunction with amounts previously authorized under our prior program, resulted in $2.4 billion available for future repurchases as of October 2, 2015. As part of the $2.4 billion, in November 2015 our Board of Directors authorized the Company to pursue an Accelerated Share Repurchase ("ASR") of $500 million. The Company expects to execute the ASR in the third quarter of fiscal 2016.
Dividend Program. During the six months ended October 2, 2015, we declared and paid aggregate cash dividends of $205 million, or $0.30 per common share, and we paid dividend equivalent rights of $5 million. During the six months ended October 3, 2014, we declared and paid cash dividends of $207 million or $0.30 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units.
On November 5, 2015, we declared a cash dividend of $0.15 per share of common stock to be paid on December 16, 2015 to all stockholders of record as of the close of business on November 23, 2015. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Restructuring Plans. In fiscal 2015, we announced plans to separate our security and information management businesses. In order to separate the businesses, we initiated a restructuring plan to properly align personnel and are incurring associated severance and facilities costs. We are also incurring separation costs in the form of advisory, consulting and disentanglement expenses. These actions are expected to be substantially completed by the end of the third quarter of fiscal 2016. Total remaining restructuring and separation costs are expected to be between $50 million and $100 million, excluding tax implications and potential advisor fees payable upon separation. As of October 2, 2015, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms as we continue to occupy these facilities, the longest of which extends through fiscal 2019.
Note Repayment. In the second fiscal quarter of 2016, the principal balance of our 2.75% Senior Notes due September 2015 matured and was settled by a cash payment of $350 million along with the $5 million semiannual interest payment.
Cash flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	October 2, 2015	October 3, 2014
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$434	$466
Investing activities	615	(722)
Financing activities	(814)	(404)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments.
Net cash provided by operating activities was $434 million for the six months ended October 2, 2015, which resulted from net income of $273 million adjusted for non-cash items, including depreciation and amortization charges of $204 million and stock-based compensation expense of $133 million, as well as net changes in accounts receivable and accounts payable resulting in inflows of $255 million and $50 million, respectively. These amounts were partially offset by decreases in deferred revenue of $397 million and accrued compensation of $107 million.
Net cash provided by operating activities was $466 million for the six months ended October 3, 2014, which resulted from net income of $480 million adjusted for non-cash items, including depreciation and amortization charges of $229 million, as well as net changes in accounts receivable resulting in inflows of $268 million. These amounts were partially offset by decreases in deferred revenue of $374 million, income taxes payable of $101 million, and accrued compensation of $50 million.
Investing activities
Net cash provided by investing activities was $615 million for the six months ended October 2, 2015, and was primarily due to the proceeds of $1.1 billion from maturities and sales of our short-term investments partially offset by purchases of $327 million of short-term investments and payments of $149 million for capital expenditures.
Net cash used in investing activities was $722 million for six months ended October 3, 2014, and was primarily due to the purchase of $1.1 billion of short-term investments and payments of $199 million for capital expenditures, partially offset by $567 million in proceeds from maturities and sales of our short-term investments.
Financing activities
Net cash used in financing activities was $814 million for the six months ended October 2, 2015, which was primarily due to the repayment of debt and other obligations of $367 million, repurchases of our common stock of $250 million, and cash dividend and dividend equivalent payments of $210 million.
Net cash used in financing activities was $404 million for the six months ended October 3, 2014, which was primarily due to repurchases of our common stock of $250 million and cash dividend payments of $207 million, partially offset by net proceeds from sales of common stock through employee stock benefit plans of $66 million.
Contractual obligations
There have been no significant changes outside the ordinary schedule of our contractual obligations during the six months ended October 2, 2015, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial

Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no significant changes in our market risk exposures during the six months ended October 2, 2015, as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
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
b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 2, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015. There have been no material changes in our risks from such description.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our equity securities
All stock repurchases during the three months ended October 2, 2015, were purchased under publicly announced plans or programs and are summarized as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
July 4, 2015 to July 31, 2015	—	$—	$1,068
August 1, 2015 to August 28, 2015	7.6	$21.13	$2,408
August 29, 2015 to October 2, 2015	—	$—	$2,408
Total	7.6	$21.13
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

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Michael A. Brown
Michael A. Brown President, Chief Executive Officer and Director

By:	/s/ Thomas J. Seifert
Thomas J. Seifert Executive Vice President and Chief Financial Officer

November 6, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Purchase Agreement By and Between Symantec Corporation and Havasu Holdings Ltd. dated August 11, 2015	8-K	000-17781	2.1	8/13/2015
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Certain schedules have been omitted. The Registrant agrees to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
†	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.