Form 10-Q
period 2016-01-01
SYMANTEC CORP
filed 2016-02-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 29, 2016: 652,222,522 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended January 1, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2016	April 3, 2015
	(Unaudited) (In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,213	$2,843
Short-term investments	56	1,017
Accounts receivable, net	490	700
Deferred income taxes	223	152
Deferred commissions	52	64
Other current assets	189	231
Current assets held for sale	3,950	415
Total current assets	7,173	5,422
Property and equipment, net	986	950
Intangible assets, net	464	525
Goodwill	3,146	3,146
Long-term deferred commissions	11	9
Other long-term assets	156	71
Long-term assets held for sale	—	3,110
Total assets	$11,936	$13,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241	$169
Accrued compensation and benefits	203	232
Deferred revenue	2,180	2,427
Current portion of long-term debt	—	350
Other current liabilities	271	339
Current liabilities held for sale	932	936
Total current liabilities	3,827	4,453
Long-term debt	1,740	1,746
Long-term deferred revenue	366	444
Long-term deferred tax liabilities	399	308
Long-term income taxes payable	140	134
Other long-term obligations	70	79
Long-term liabilities held for sale	—	134
Total liabilities	6,542	7,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 3,000 shares authorized; 657 and 898 shares issued; 657 and 684 shares outstanding, respectively	7	7
Additional paid-in capital	5,239	6,094
Accumulated other comprehensive income	75	104
Retained earnings (accumulated deficit)	73	(270)
Total stockholders’ equity	5,394	5,935
Total liabilities and stockholders’ equity	$11,936	$13,233

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Unaudited)
	(In millions, except per share data)
Net revenues	$909	$970	$2,727	$3,057
Cost of revenues	150	177	468	551
Gross profit	759	793	2,259	2,506
Operating expenses:
Sales and marketing	308	403	984	1,265
Research and development	174	193	571	604
General and administrative	68	91	218	276
Amortization of intangible assets	13	21	41	66
Restructuring, separation, and transition	50	51	116	92
Total operating expenses	613	759	1,930	2,303
Operating income	146	34	329	203
Interest income	1	3	6	9
Interest expense	(17)	(19)	(56)	(59)
Other income (expense), net	(1)	1	(3)	6
Income from continuing operations before income taxes	129	19	276	159
Provision for income taxes	15	44	84	105
Income (loss) from continuing operations	114	(25)	192	54
Income from discontinued operations, net of income taxes	56	247	251	648
Net income	$170	$222	$443	$702

Net income (loss) per share - basic:
Continuing operations	$0.17	$(0.04)	$0.28	$0.08
Discontinued operations	$0.08	$0.36	$0.37	$0.94
Net income per share - basic	$0.26	$0.32	$0.65	$1.02

Net income (loss) per share - diluted:
Continuing operations	$0.17	$(0.04)	$0.28	$0.08
Discontinued operations	$0.08	$0.36	$0.37	$0.93
Net income per share - diluted	$0.25	$0.32	$0.65	$1.01

Weighted-average shares outstanding:
Basic	665	689	677	690
Diluted	671	689	683	697
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

Note: Net income (loss) per share amounts may not add due to rounding.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Unaudited)
	(Dollars in millions)
Net income	$170	$222	$443	$702
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(11)	(35)	(33)	(75)
Reclassification adjustments for loss included in net income	—	—	1	—
Net foreign currency translation adjustments	(11)	(35)	(32)	(75)
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(1), $0, $2 and $0, respectively	(2)	—	3	—
Other comprehensive loss, net of taxes	(13)	(35)	(29)	(75)
Comprehensive income	$157	$187	$414	$627
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 1, 2016	January 2, 2015
	(Unaudited)
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$443	$702
Income from discontinued operations	(251)	(648)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	161	173
Amortization of intangible assets	63	92
Amortization of debt issuance costs and discounts	3	3
Stock-based compensation expense	118	94
Deferred income taxes	63	29
Excess income tax benefit from the exercise of stock options	(6)	(6)
Other	14	8
Net change in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	26	24
Deferred commissions	10	(4)
Accounts payable	61	(69)
Accrued compensation and benefits	(23)	(2)
Deferred revenue	(175)	(199)
Income taxes payable	(94)	(237)
Other assets	(49)	18
Other liabilities	(48)	(28)
Net cash provided by (used in) continuing operating activities	316	(50)
Net cash provided by discontinued operating activities	230	874
Net cash provided by operating activities	546	824
INVESTING ACTIVITIES:
Purchases of property and equipment	(225)	(249)
Payments for acquisitions, net of cash acquired, and purchases of intangibles	(4)	(39)
Purchases of short-term investments	(377)	(1,429)
Proceeds from maturities of short-term investments	1,038	495
Proceeds from sales of short-term investments	299	270
Net cash provided by (used in) continuing investing activities	731	(952)
Net cash used in discontinued investing activities	(57)	(51)
Net cash provided by (used in) investing activities	674	(1,003)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(368)	(19)
Net proceeds from sales of common stock under employee stock benefit plans	63	78
Excess income tax benefit from the exercise of stock options	6	6
Tax payments related to restricted stock units	(35)	(30)
Dividends and dividend equivalents paid	(312)	(311)
Repurchases of common stock	(868)	(375)
Proceeds from other financing, net	—	36
Net cash used in continuing financing activities	(1,514)	(615)
Net cash used in discontinued financing activities	(17)	(7)
Net cash used in financing activities	(1,531)	(622)
Effect of exchange rate fluctuations on cash and cash equivalents	(51)	(142)
Change in cash and cash equivalents	(362)	(943)
Beginning cash and cash equivalents	2,874	3,707
Ending cash and cash equivalents	2,512	2,764
Less: Cash and cash equivalents of discontinued operations	299	30
Cash and cash equivalents of continuing operations	$2,213	$2,734
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Symantec Corporation (“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is a global leader in security.
In the second quarter of fiscal 2016, the Company entered into a definitive agreement to sell the assets of its information management business ("Veritas") (which represented a reporting segment) to The Carlyle Group and certain co-investors ("Carlyle"). The agreement was amended in January 2016 and closed on January 29, 2016, see Note 13, Subsequent Events. Beginning in the third quarter of fiscal 2016, the results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, the related assets and liabilities have been classified as held for sale on our Condensed Consolidated Balance Sheets. See Note 3, Discontinued Operations, for additional information on discontinued operations.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015. The results of operations for the three and nine months ended January 1, 2016, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and nine month ended periods in this report relate to fiscal periods ended January 1, 2016 and January 2, 2015. The nine months ended January 1, 2016, consisted of 39 weeks whereas the nine months ended January 2, 2015, consisted of 40 weeks. Our 2016 fiscal year consists of 52 weeks and ends on April 1, 2016.
There have been no material changes in our significant accounting policies for the three and nine months ended January 1, 2016, compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Recently adopted accounting guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard became effective for the Company in the first quarter of fiscal 2016, and applies to the presentation and disclosure of the sale of Veritas which closed in January 2016. For additional information about our reporting of discontinued operations, see Note 3, Discontinued Operations.
In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related liability. We adopted the standard in the first quarter of fiscal 2016, and it did not have a material impact on our Condensed Consolidated Financial Statements.

Recent accounting guidance not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the new revenue reporting standard by one year. The standard will be effective for the Company for the fiscal year beginning on March 31, 2018. We have not yet selected a transition method nor have we determined the effect of the standard on our Condensed Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred income tax liabilities and assets be classified as noncurrent. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The standard will be effective for the Company for the fiscal quarter ended April 1, 2016. The Company intends to adopt this standard on a prospective basis, and believes there will be a material balance sheet reclassification of current deferred income tax liabilities and assets to noncurrent, but cannot determine the exact amount at this time.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company for the fiscal year beginning March 31, 2018, with early adoption permitted under limited circumstances. The Company is currently evaluating the effect the standard will have on its Condensed Consolidated Financial Statements.
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

There have been no transfers between fair value measurement levels during the nine months ended January 1, 2016. The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	January 1, 2016			April 3, 2015
	Fair Value	Cash and Cash Equivalents	Short-term Investments	Fair Value	Cash and Cash Equivalents	Short-term Investments
	(Dollars in millions)
Cash	$889	$889	$—	$776	$776	$—
Non-negotiable certificates of deposit	—	—	—	296	260	36
Level 1
Money market	1,324	1,324	—	1,725	1,725	—
U.S. government securities	25	—	25	284	—	284
Marketable equity securities	10	—	10	5	—	5
	1,359	1,324	35	2,014	1,725	289
Level 2
Corporate bonds	8	—	8	166	—	166
U.S. agency securities	3	—	3	68	—	68
Commercial paper	10	—	10	333	82	251
Negotiable certificates of deposit	—	—	—	184	—	184
International government securities	—	—	—	23	—	23
	21	—	21	774	82	692
Total	$2,269	$2,213	$56	$3,860	$2,843	$1,017
Fair value of debt
As of January 1, 2016 and April 3, 2015, the total fair value of our current and long-term debt was $1.8 billion and $2.2 billion, respectively, based on Level 2 inputs.
Note 3. Discontinued Operations
In the second quarter of fiscal 2016, the Company entered into a definitive agreement to sell the assets of its information management business, Veritas, to Carlyle. The agreement was amended in January 2016 and closed on January 29, 2016, see Note 13, Subsequent Events. Beginning in the third quarter of fiscal 2016, the results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, the related assets and liabilities have been classified as held for sale on our Condensed Consolidated Balance Sheets. The Company has two remaining reporting segments, Consumer Security and Enterprise Security. See Note 8, Segment Information, for more information on our operating segments. See Note 6, Restructuring, Separation, and Transition, for more information on severance, facilities and separation costs related to our fiscal 2015 plans to separate our security and information management businesses.
The Company and Veritas entered into Transition Service Agreements ("TSA") pursuant to which the Company will provide Veritas certain limited services including financial support services, information technology services, and access to facilities, and Veritas will provide the Company financial support services.  The TSAs commence with the close of the transaction and expire at various dates through fiscal year 2019.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities held for sale:

	January 1, 2016	April 3, 2015
	(Dollars in millions)
Assets:
Cash and cash equivalents	$299	$31
Accounts receivable, net	417	293
Deferred commissions	57	67
Other current assets	44	24
Property and equipment, net	300	255
Intangible assets, net	87	103
Goodwill	2,699	2,701
Long-term deferred commissions	12	17
Other long-term assets	35	34
Total assets held for sale	$3,950	$3,525

Liabilities:
Accounts payable	$76	$44
Accrued compensation and benefits	131	166
Deferred revenue	561	682
Other current liabilities	44	44
Long-term deferred revenue	98	111
Other long-term obligations	22	23
Total liabilities held for sale	$932	$1,070
The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions)
Net revenues	$570	$668	$1,749	$1,933
Cost of revenues	92	102	292	315
Operating expenses	377	273	1,135	824
Other income (expense), net	8	—	2	(3)
Income from discontinued operations before income tax	109	293	324	791
Provision for income taxes	53	46	73	143
Net income from discontinued operations	$56	$247	$251	$648
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Total
	(Dollars in millions)
Net balance as of April 3, 2015	$1,230	$1,916	$3,146
Translation adjustments	1	(1)	—
Net balance as of January 1, 2016	$1,231	$1,915	$3,146

Intangible assets, net

	January 1, 2016			April 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$402	$(304)	$98	$637	$(498)	$139
Developed technology	155	(90)	65	200	(117)	83
Finite-lived trade names	2	(1)	1	21	(19)	2
Patents	21	(18)	3	21	(17)	4
Total finite-lived intangible assets	580	(413)	167	879	(651)	228
Indefinite-lived trade names	297	—	297	297	—	297
Total	$877	$(413)	$464	$1,176	$(651)	$525
Goodwill and intangible assets to be disposed of as a result of our sale of Veritas were included in assets held for sale in our Condensed Consolidated Balance Sheets as of January 1, 2016 and April 3, 2015, and accordingly, are excluded from the tables above.
As of January 1, 2016, future amortization expense related to finite-lived intangible assets by fiscal year is as follows:

January 1, 2016
(Dollars in millions)
Remainder of 2016	$19
2017	67
2018	51
2019	24
2020	5
Thereafter	1
Total	$167
Note 5. Debt
The following table summarizes components of our debt:

	January 1, 2016		April 3, 2015
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(Dollars in millions)
Senior Notes
2.75% due September 15, 2015	$—	—%	$350	2.76%
2.75% due June 15, 2017	600	2.79%	600	2.79%
4.20% due September 15, 2020	750	4.25%	750	4.25%
3.95% due June 15, 2022	400	4.05%	400	4.05%
Total principal amount	1,750		2,100
Less: unamortized discount and issuance costs	(10)		(4)
Total debt	1,740		2,096
Less: current portion	—		(350)
Total long-term portion	$1,740		$1,746
Senior Notes
Our Senior Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Interest on our Senior Notes is payable semiannually. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the Senior Notes. The principal balance of our 2.75% Senior Notes due September 15, 2015 matured and was settled by a cash payment of $350 million in the second quarter of fiscal 2016.

Revolving credit facility
In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. Loans under the credit facility will bear interest, at our option, at a rate equal to either a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of the credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of January 1, 2016, we were in compliance with the required covenants, and no amounts were outstanding.
Note 6. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs primarily consist of consulting charges associated with the implementation of new enterprise resource planning systems. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 8, Segment Information, of these Condensed Consolidated Financial Statements for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Restructuring plans
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of January 1, 2016, the related costs for severance and benefits are substantially complete; however, we may experience immaterial adjustments to existing accruals in subsequent periods.
Fiscal 2015 Plan
In fiscal 2015, we announced plans to separate our security and information management businesses. In order to separate the businesses, we put a restructuring plan in place to properly align personnel, and have therefore incurred associated severance and facilities costs. We also incurred separation costs in the form of advisory, consulting and disentanglement expenses. These actions were completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016. Total restructuring and separation costs in the fourth quarter of fiscal 2016 are expected to be $30 million to $40 million, excluding advisor fees of approximately $40 million payable upon separation. See Note 3, Discontinued Operations, and Note 13, Subsequent Events, for more information on the sale of Veritas. As of January 1, 2016, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2020.
Restructuring, separation, and transition expense summary

	Three Months Ended January 1, 2016	Nine Months Ended January 1, 2016
	(Dollars in millions)
Fiscal 2015 Plan
Severance costs	$14	$31
Separation costs	4	5
Other exit and disposal costs	15	19
Fiscal 2015 Plan Total	33	55
Transition and other related costs	17	61
Restructuring, separation, and transition costs from continuing operations	50	116
Restructuring, separation, and transition costs from discontinued operations	64	233
Total restructuring, separation, and transition costs	$114	$349

Restructuring, separation, and transition liabilities summary

	April 3, 2015	Costs, Net of Adjustments	Cash Payments	January 1, 2016	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2014 Plan total	$4	$—	$(4)	$—	$238
Fiscal 2015 Plan
Severance costs	59	36	(74)	21	138
Separation costs	17	189	(160)	46	270
Other exit and disposal costs	6	19	(11)	14	26
Fiscal 2015 Plan total	$82	$244	$(245)	$81	$434
Restructuring and separation plans total	$86	244	$(249)	$81
Transition and other related costs		105
Total restructuring, separation, and transition costs		$349
The restructuring and separation liabilities shown above remain with the Company in continuing operations and are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
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

In 2012, a sealed civil lawsuit was filed against Symantec related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the Department of Justice filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the Department of Justice and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts.
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
EDS & NDI
On January 24, 2011, a class action lawsuit was filed against the Company and its previous e-commerce vendor Digital River, Inc.; the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service ("EDS") and Norton Download Insurance ("NDI"). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005, and March 10, 2011. In August 2015, the parties executed a settlement agreement pursuant to which the Company would pay the plaintiffs $30 million, which we accrued. On October 8, 2015, the Court granted approval of the settlement, which was subsequently paid by the Company. A final approval hearing was held on January 19, 2016, and we are awaiting the Court's order on final approval.
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
Note 8. Segment Information
On January 29, 2016, the Company completed the sale of its information management business. Financial results of the Company's information management business are included in income from discontinued operations for the three and nine months ended January 1, 2016 and January 2, 2015. See Note 3, Discontinued Operations for additional information. Accordingly, the following segment information reflects the Company's current segment reporting structure, and segment results for all reported periods have been adjusted to conform to the current segment structure.
The Company now operates in the following two reporting segments, which are the same as our operating segments:

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

There were no intersegment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions)
Total Segments
Net revenues	$909	$970	$2,727	$3,057
Operating income	254	330	812	1,016
Consumer Security
Net revenues	$414	$461	$1,264	$1,479
Operating income	230	245	707	770
Enterprise Security
Net revenues	$495	$509	$1,463	$1,578
Operating income	24	85	105	246
Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers, comprised of our Chief Executive Officer and Chief Financial Officer, use operating segment financial information to evaluate the Company's performance and to assign resources.
A significant portion of the segments' operating expenses and cost of revenues, to a lesser extent, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses (collectively "corporate charges") include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses. Charges were allocated to the segments, and the allocations were determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to our information management business, but not classified within discontinued operations, were not reallocated to our other segments. At the beginning of the third quarter of fiscal 2016, as Veritas became operationally separate, operating costs related to Veritas were attributed directly to Veritas which reduced our unallocated corporate charges to zero. These charges are presented below as a component of the reconciliation between the total segment operating income and Symantec's income from continuing operations and are classified as unallocated corporate charges. In addition, we do not allocate stock-based compensation expense, amortization of intangible assets and restructuring, separation, and transition charges.
The following table provides a reconciliation of the Company's total reportable segments’ operating income from continuing operations to its consolidated operating income:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions)
Total segment operating income	$254	$330	$812	$1,016
Reconciling items:
Unallocated corporate charges	—	182	186	535
Stock-based compensation	38	34	118	94
Amortization of intangibles	20	29	63	92
Restructuring, separation and transition	50	51	116	92
Total consolidated operating income from continuing operations	$146	$34	$329	$203

Note 9. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions, except per share data)
Dividends declared and paid	$98	$104	$303	$311
Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45
Quarterly dividends in the third quarter of fiscal 2016 were recorded as a reduction to retained earnings with any excess applied to additional paid-in capital. When in a retained deficit position, quarterly dividends were recorded as a reduction to additional paid-in capital. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units.
On February 4, 2016, we declared a cash dividend of $0.15 per share of common stock to be paid on March 16, 2016, to all stockholders of record as of the close of business on February 22, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. Under the programs, shares are repurchased on open market and through an accelerated stock repurchase ("ASR") transactions. During the second quarter of fiscal 2016, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately. This additional amount authorized, in conjunction with amounts previously authorized under our prior program, resulted in $1.8 billion remaining authorized for future repurchases as of January 1, 2016, and does not have an expiration date.
Repurchases on open market transactions
The following table summarizes our stock repurchases on open market transactions for the periods presented and excludes the impact of shares purchased under our accelerated stock repurchase agreement (except for the remaining authorization amount):

	Three Months Ended January 1, 2016	Nine Months Ended January 1, 2016
	(In millions, except per share data)
Total number of shares repurchased	5.7	17.0
Dollar amount of shares repurchased	$118	$368
Average price paid per share	$20.68	$21.69
Remaining authorization at end of period	$1,790	$1,790
Accelerated Stock Repurchase Agreement
In November 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. During the third quarter of fiscal 2016, we made an upfront payment of $500 million to the financial institution pursuant to the ASR agreement, and received and retired an initial delivery of 19.9 million shares of our common stock. On January 15, 2016, our fourth quarter of fiscal 2016, the ASR was completed, which, per the terms of the agreement, resulted in our receiving an additional 5.0 million shares of our common stock. The total shares received and retired under the terms of the ASR were 24.9 million, with an average price paid per share of $20.08. The $500 million upfront payment is presented under the caption repurchases of common stock in our Condensed Consolidated Statements of Cash Flows.

Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of April 3, 2015	$101	$3	$104
Other comprehensive income before reclassifications	(33)	3	(30)
Loss reclassified from accumulated other comprehensive income	1	—	1
Balance as of January 1, 2016	$69	$6	$75
Note 10. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions)
Cost of revenues	$3	$4	$7	$12
Sales and marketing	12	11	39	34
Research and development	14	11	41	26
General and administrative	9	8	31	22
Total stock-based compensation expense	38	34	118	94
Tax benefit associated with stock-based compensation expense	(14)	(9)	(37)	(27)
Net stock-based compensation expense from continuing operations	24	25	81	67
Net stock-based compensation expense from discontinued operations	12	12	49	34
Net stock-based compensation expense	$36	$37	$130	$101
Restricted stock units
The following table summarizes additional information related to our stock-based compensation from restricted stock units, which are our primary equity awards:

	Nine Months Ended
	January 1, 2016	January 2, 2015
	(In millions, except per grant data)
Weighted-average fair value per grant	$23.32	$22.55
Awards granted	13.7	17.3
Total fair value of awards vested	$191	$98
Total unrecognized compensation expense	$389	$406
Weighted-average remaining vesting period	2.1 years	2.6 years

Note 11. Income Taxes
The following table summarizes our effective tax rate for income from continuing operations for the periods presented:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions)
Income before income taxes	$129	$19	$276	$159
Provision for income taxes	$15	$44	$84	$105
Effective tax rate	12%	232%	30%	66%
Our effective tax rate for income from continuing operations for the three and nine months ended January 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the R&D credit, partially offset by state income taxes. Our effective tax rate for income from continuing operations for the three and nine months ended January 2, 2015 differs from the federal statutory income tax rate primarily due to the impact of unallocated corporate charges triggering foreign losses benefited by lower international tax rates as well as an overall reduction in pre-tax income.
For the three and nine months ended January 1, 2016, we recorded an income tax expense on discontinued operations of $53 million and $73 million, respectively. For the three and nine months ended January 2, 2015, we recorded an income tax expense on discontinued operations of $46 million and $143 million, respectively. See Note 3, Discontinued Operations, for further details regarding the discontinued operations.
The tax provision for the nine months ended January 1, 2016 was also reduced by $8 million in tax benefits related to certain foreign operations.
For the three and nine months ended January 2, 2015, the tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $2 million and $12 million, respectively.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $21 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 12. Earnings Per Share
The components of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(In millions, except per share data)
Income (loss) from continuing operations	$114	$(25)	$192	$54
Income from discontinued operations, net of tax	56	247	251	648
Net income	$170	$222	$443	$702
Income (loss) per share — basic:
Continuing operations	$0.17	$(0.04)	$0.28	$0.08
Discontinued operations	$0.08	$0.36	$0.37	$0.94
Net income per share	$0.26	$0.32	$0.65	$1.02
Income (loss) per share — diluted:
Continuing operations	$0.17	$(0.04)	$0.28	$0.08
Discontinued operations	$0.08	$0.36	$0.37	$0.93
Net income per share	$0.25	$0.32	$0.65	$1.01

Weighted-average shares outstanding — basic	665	689	677	690
Dilutive potential shares from stock-based compensation	6	—	6	7
Weighted-average shares outstanding — diluted	671	689	683	697
Anti-dilutive potential shares	6	32	6	1

Note: Net income (loss) per share amounts may not add due to rounding.
Note 13. Subsequent Events
Divestiture of our information management business
In January 2016, the Company and Carlyle amended the terms of the definitive agreement for Carlyle's acquisition of the information management business, Veritas. Based on the amended terms of the definitive agreement, the Company received net consideration of $6.6 billion in cash and 40 million B common shares of Veritas and Veritas assumed certain liabilities in connection with the acquisition. The transaction closed on January 29, 2016. The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, the related assets and liabilities have been classified as held for sale on our Condensed Consolidated Balance Sheets. The gain on sale will be recorded in the fourth quarter of 2016, to the extent that the net proceeds from the final sale amount exceed the book carrying value of the assets sold. See Note 3, Discontinued Operations, for additional information on the presentation of discontinued operations.
Capital return program
On January 29, 2016, our Board of Directors announced a $2.0 billion capital return program.
Subsequently, on February 4, 2016, Symantec and Silver Lake announced that Silver Lake is purchasing $500 million aggregate principal amount of 2.5 percent convertible senior notes due 2021 with an initial conversion price of $21.00 per share. The notes will be redeemable at Symantec’s option beginning in 2020 if its common stock trades at 150% of the conversion price or more for at least 20 trading days in a period of 30 consecutive trading days, and the holder will be entitled to require that Symantec repurchase the notes beginning in 2020, in each case at a price of 100% of the principal amount plus accrued interest. Symantec expects to complete the sale of the notes on or before March 4, 2016. In connection with Silver Lake's investment, the Symantec Board authorized a $1 billion increase to its capital return program, bringing the total authorization amount to approximately $5 billion. The Company expects a total of $2.7 billion will be returned to shareholders in the form of a special dividend of $4.00 per share, and $2.3 billion will be returned through ASR transactions.
 In connection with the approximate $5 billion capital return program, the Board has also determined to reduce the normal quarterly dividend to $0.075 per share of common stock in fiscal 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended April 3, 2015. We encourage you to read that section carefully.
OVERVIEW
Our business
Symantec Corporation is a global leader in security. We operate our business on a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through our products. We are leveraging our capabilities in threat protection and data loss prevention and extending them into our core security offerings. We are also pioneering new solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended January 1, 2016 consisted of 13 and 39 weeks, respectively. The three and nine months ended January 2, 2015, consisted of 13 and 40 weeks, respectively.
Strategy
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
During fiscal 2016, we executed on our five priorities: running our businesses with a portfolio approach by managing certain businesses for operating margin; prioritizing investments for growth; further reducing costs and improving efficiencies; attracting top talent to our executive team; and continuing to return significant cash to shareholders.
After closing the divestiture of Veritas, we are now a more focused company and the world leader in cybersecurity and have updated our priorities to include: delivering upon our Unified Security strategy, building our enterprise security pipeline and go-to-market capabilities, improving our cost structure, and efficiently allocating capital.

Divestiture of our information management business
In the second quarter of fiscal 2016, we entered into a definitive agreement to sell the assets of our information management business, Veritas, to Carlyle. In January 2016, we and Carlyle amended the terms of the definitive agreement for Carlyle's acquisition of the information management business, Veritas. Based on the amended terms of the definitive agreement, we received net consideration of $6.6 billion in cash and 40 million B common shares of Veritas and Veritas assumed certain liabilities in connection with the acquisition. The transaction closed on January 29, 2016. The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, the related assets and liabilities have been classified as held for sale on our Condensed Consolidated Balance Sheets. Accordingly, the following discussion reflects our current segment reporting structure, and segment results for all reported periods have been adjusted to conform to the current segment structure. In addition, all information in the Results of Operations and Liquidity and Capital Resources sections relates to our continuing operations unless stated otherwise.
For additional information on the sale of Veritas and on our discontinued operations, see Note 3, Discontinued Operations, and Note 13, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Our operating segments
Our current operating segments are significant strategic business units that offer different products and services distinguished by customer needs. We now operate in the following two reporting segments, which are the same as our operating segments:

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

For further description of our operating segments see Note 8, Segment Information, of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Financial results and trends
The following table provides an overview of key financial metrics for the periods indicated below:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(Dollars in millions)
Consolidated Statements of Operations Data:
Net revenues	$909	$970	$2,727	$3,057
Gross profit	759	793	2,259	2,506
Operating income	146	34	329	203
Operating margin percentage	16%	4%	12%	7%
Consolidated Cash Flow Data:
Cash flow from continuing operations			$316	$(50)
The nine months ended January 1, 2016, consisted of 39 weeks and the nine months ended January 2, 2015, consisted of 40 weeks.
Net revenues for the three and nine months ended January 1, 2016, decreased $61 million and $330 million, respectively, compared to the corresponding prior year periods. The decreases were primarily due to unfavorable currency fluctuations and declines in our consumer security revenue. In addition, net revenues for the nine months ended January 1, 2016, decreased due to the impact of an additional week in the nine months ended January 2, 2015.
Our gross margin of 83% for both the three and nine months ended January 1, 2016, remained relatively stable compared to 82% for both corresponding previous year periods. The cost of revenues decreased proportionally compared to the decrease in net revenues.

Operating income for the three and nine months ended January 1, 2016, increased $112 million and $126 million, respectively, compared to the corresponding prior year periods. The increases in operating income were due primarily to a decrease in corporate charges previously allocated to our information management business but not classified within discontinued operations. These corporate charges were included in cost of revenues and expenses from continuing operations and include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses. See Note 8, Segment Information, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for more details. The reduction of unallocated corporate charges increased operating income by $182 million and $349 million in the three and nine months ended January 1, 2016, respectively. The increases were partially offset by decreased revenue of $61 million and $330 million for the three and nine months ended January 1, 2016, respectively. We anticipate that our quarterly operating income will continue to benefit from a reduction of unallocated corporate costs as compared to the year ago period until the third quarter of fiscal 2017. We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash provided by continuing operating activities was $316 million for the nine months ended January 1, 2016, which resulted from income from continuing operations of $192 million adjusted for non-cash items, including depreciation and amortization charges of $227 million and stock-based compensation expense of $118 million, as well as net changes in deferred income taxes resulting in inflows of $63 million. These amounts were partially offset by decreases in deferred revenue of $175 million and income taxes payable of $94 million.
Critical accounting policies and estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended January 1, 2016, as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
Recently issued authoritative guidance
See Note 1, Description of Business and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for recently issued authoritative guidance, including the expected dates of adoption and the effects on our results of operations and financial condition.
RESULTS OF OPERATIONS
The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
Net revenues	100%	100%	100%	100%
Cost of revenues	17%	18%	17%	18%
Gross profit	83%	82%	83%	82%
Operating expenses:
Sales and marketing	34%	42%	36%	41%
Research and development	19%	20%	21%	20%
General and administrative	7%	9%	8%	9%
Amortization of intangible assets	1%	2%	2%	2%
Restructuring, separation, and transition	6%	5%	4%	3%
Total operating expenses	67%	78%	71%	75%
Operating income	16%	4%	12%	7%
Non-operating expense, net	2%	2%	2%	1%

Note: The total percentages may not add due to rounding.

Net revenues

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Net revenues	$909	$970	(6)%	$2,727	$3,057	(11)%
Net revenues decreased $61 million and $330 million for the three and nine months ended January 1, 2016, respectively, compared to the corresponding prior year periods. The decreases were primarily due to unfavorable currency fluctuations of approximately $39 million and $167 million, respectively, and declines in our consumer security revenue driven by the ongoing impact of changes to our renewal practices and a reduction in OEM arrangements. These declines were partially offset by an increase in Data Loss Prevention revenue. Net revenues for the nine months ended January 1, 2016, also decreased due to the impact of the additional week in the nine months ended January 2, 2015.
Net revenues and operating income by segment

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Net revenues:
Consumer Security	$414	$461	(10)%	$1,264	$1,479	(15)%
Enterprise Security	495	509	(3)%	1,463	1,578	(7)%
Percentage of total net revenues:
Consumer Security	46%	48%		46%	48%
Enterprise Security	54%	52%		54%	52%
Operating income:
Consumer Security	$230	$245	(6)%	$707	$770	(8)%
Enterprise Security	24	85	(72)%	105	246	(57)%
Operating margin:
Consumer Security	56%	53%		56%	52%
Enterprise Security	5%	17%		7%	16%
Consumer Security revenue decreased $47 million and $215 million for the three and nine months ended January 1, 2016, respectively, compared to the same periods last year. The decreases were partially due to unfavorable foreign currency fluctuations of approximately $18 million and $80 million, respectively, and the ongoing impact of changes to our renewal practices and a reduction in OEM arrangements. Consumer Security operating income decreased $15 million and $63 million for the three and nine months ended January 1, 2016, respectively, primarily due to the decreases in revenue, which were partially offset by reductions in cost of revenues and in sales and marketing and research and development expenses.
Enterprise Security revenue decreased $14 million and $115 million for the three and nine months ended January 1, 2016, respectively, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $21 million and $87 million, respectively, which were partially offset by an increase in Data Loss Prevention revenue. Enterprise Security operating income decreased $61 million for the three months ended January 1, 2016, compared to the same period last year, primarily due to increased investments in research and development and sales and marketing, along with decreases in revenue. Enterprise Security operating income decreased $141 million for the nine months ended January 1, 2016, compared to the same period last year, primarily due to decreased revenue and increased investments in research and development.
In addition to the aforementioned factors, each segment's revenue also decreased for the nine months ended January 1, 2016, due to the impact of the additional week in the nine months ended January 2, 2015.

Net revenues by geographic region

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Revenues by geographic region:
Americas (U.S., Canada and Latin America)	$539	$551	(2)%	$1,607	$1,701	(6)%
EMEA (Europe, Middle East and Africa)	224	259	(14)%	677	835	(19)%
APJ (Asia Pacific and Japan)	146	160	(9)%	443	521	(15)%
Total net revenues	$909	$970	(6)%	$2,727	$3,057	(11)%

U.S.	$484	$496	(2)%	$1,441	$1,506	(4)%
International	425	474	(10)%	1,286	1,551	(17)%
Total net revenues	$909	$970	(6)%	$2,727	$3,057	(11)%

Percentage of total net revenues:
Americas (U.S., Canada and Latin America)	59%	57%		59%	56%
EMEA (Europe, Middle East and Africa)	25%	27%		25%	27%
APJ (Asia Pacific and Japan)	16%	16%		16%	17%
U.S.	53%	51%		53%	49%
International	47%	49%		47%	51%

Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $39 million and $167 million for the three and nine months ended January 1, 2016, respectively, compared to the same periods last year. The EMEA region revenue decreased for the three and nine months ended January 1, 2016, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $28 million and $116 million, respectively. The APJ region revenue decreased for the three and nine months ended January 1, 2016, compared to the same periods last year, primarily due to unfavorable foreign currency fluctuations of approximately $10 million and $50 million, respectively.
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
Cost of revenues

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Cost of revenues	$150	$177	(15)%	$468	$551	(15)%
Cost of revenues consists primarily of technical support costs, costs of billable services, and fees to original equipment manufacturers ("OEMs") under revenue-sharing agreements. Our cost of revenues decreased $27 million for the three months ended January 1, 2016, compared to the same period last year, primarily due to a decrease in OEM royalty fees, favorable currency effects, and a decrease in technology support and content delivery expenses. Cost of revenues decreased $83 million for the nine months ended January 1, 2016, compared to the same period last year, primarily due to favorable currency effects, a decrease in OEM royalty fees, and a decrease in service related and content delivery expenses.

Operating expenses

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Sales and marketing	$308	$403	(24)%	$984	$1,265	(22)%
Research and development	174	193	(10)%	571	604	(5)%
General and administrative	68	91	(25)%	218	276	(21)%
Amortization of intangible assets	13	21	(38)%	41	66	(38)%
Restructuring, separation, and transition	50	51	(2)%	116	92	26%
Total	$613	$759	(19)%	$1,930	$2,303	(16)%
The overall decreases in operating expenses for the three and nine months ended January 1, 2016, were primarily due to a decrease in corporate charges previously allocated to our information management business (“unallocated corporate charges”) in periods prior to the three months ended January 1, 2016. These corporate charges are included in expenses from continuing operations. Refer to Note 8, Segment Information, for more information about our unallocated corporate charges. The impacts of the unallocated corporate charges are discussed below.
Sales and marketing expense decreased $95 million and $281 million for the three and nine months ended January 1, 2016, respectively, compared to the same periods last year. The decreases were primarily due to a reduction of unallocated corporate charges of $110 million and $230 million in the three and nine months ended January 1, 2016, respectively. In addition, sales and marketing expenses also declined for the nine months ended January 1, 2016, as a result of lower advertising and promotional spending.
Research and development expense decreased $19 million and $33 million for the three and nine months ended January 1, 2016, respectively, compared to the same periods last year. The decreases were primarily due to a reduction of unallocated corporate charges of $30 million and $47 million in the three and nine months ended January 1, 2016, respectively. The decreases were partially offset by increased investment in research and development for our enterprise security business.
General and administrative expense decreased $23 million and $58 million for the three and nine months ended January 1, 2016, compared to the same periods last year. The decreases were primarily due to a reduction of unallocated corporate charges of $33 million and $63 million in the three and nine months ended January 1, 2016, respectively.
Amortization of intangible assets decreased $8 million and $25 million for the three and nine months ended January 1, 2016, respectively, compared to the same periods last year, primarily due to certain intangible assets becoming fully amortized during the year ended April 3, 2015.
Restructuring, separation, and transition costs include severance, facilities, separation, transition and other related costs. These charges increased $24 million for the nine months ended January 1, 2016, compared to the same period last year. The increase was due primarily to the timing of our fiscal 2015 restructuring plan, which was initiated during the second quarter of fiscal 2015. The plan was initiated in connection with the then proposed spin-off of our information management business. For further information on restructuring, separation, and transition, see Note 6, Restructuring, Separation, and Transition, of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Non-operating expense, net

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Interest income	$1	$3	(67)%	$6	$9	(33)%
Interest expense	(17)	(19)	(11)%	(56)	(59)	(5)%
Other income (expense), net	(1)	1	*	(3)	6	*
Non-operating expense, net	$(17)	$(15)	13%	$(53)	$(44)	20%

* Percentage is not meaningful.
Non-operating expense, net, increased $9 million for the nine months ended January 1, 2016, primarily due to an increase in miscellaneous non-operating expenses.

Provision for income taxes

	Three Months Ended			Nine Months Ended
	January 1, 2016	January 2, 2015	% Change	January 1, 2016	January 2, 2015	% Change
	(Dollars in millions)
Income before income taxes	$129	$19		$276	$159
Provision for income taxes	$15	$44	(66)%	$84	$105	(20)%
Effective tax rate on earnings	12%	232%		30%	66%
Our effective tax rate for income from continuing operations for the three and nine months ended January 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the R&D credit, partially offset by state income taxes. Our effective tax rate for income from continuing operations for the three and nine months ended January 2, 2015 differs from the federal statutory income tax rate primarily due to the impact of unallocated corporate charges triggering foreign losses benefited by lower international tax rates as well as an overall reduction in pre-tax income.
For the three and nine months ended January 1, 2016, we recorded an income tax expense on discontinued operations of $53 million and $73 million, respectively. For the three and nine months ended January 2, 2015, we recorded an income tax expense on discontinued operations of $46 million and $143 million, respectively. See Note 3, Discontinued Operations, for further details regarding the discontinued operations.
The tax provision for the nine months ended January 1, 2016 was also reduced by $8 million in tax benefits related to certain foreign operations.
For the three and nine months ended January 2, 2015, the tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $2 million and $12 million, respectively.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $21 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Divestiture of our information management business
In the second quarter of fiscal 2016, we entered into a definitive agreement to sell the assets of our information management business, Veritas, to Carlyle. The agreement was amended in January 2016 and closed on January 29, 2016, see Note 13, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements. We are in the process of evaluating the transaction and its impact on our Condensed Consolidated Financial Statements, including evaluating the resulting net gain and income tax expense that will be recognized. The Company's U.S. and foreign income taxes and indirect taxes payable resulting from the transaction are estimated to be $1.3 billion.
Sources of cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of January 1, 2016, we had cash, cash equivalents and short-term investments from continuing operations of $2.3 billion and an unused credit facility of $1.0 billion, resulting in a continuing operations liquidity position of approximately $3.3 billion. As of January 1, 2016, $1.2 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S. In connection with the closing of the Veritas transaction, Symantec received net consideration of $6.6 billion in cash.
Revolving Credit Facility. In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility, which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. Loans under the credit facility will bear interest, at our option, at a rate equal to either a) LIBOR plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of January 1, 2016, we were in compliance with the required covenants, and no amounts were outstanding.
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
Stock Repurchases on Open Market Transactions. For the nine months ended January 1, 2016, we repurchased approximately 17 million shares, or $368 million, of our common stock. For the nine months ended January 2, 2015, we repurchased approximately 16 million shares, or $375 million, of our common stock. The timing and amount of common shares purchased under our authorized stock repurchase programs will depend on various factors, including our business plans, financial performance and market conditions. During the second quarter of fiscal 2016, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. As of January 1, 2016, $1.8 billion was available for future repurchases, after a $500 million payment to the financial institution pursuant to our ASR agreement.
Accelerated Stock Repurchase. In November 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. During the third quarter of fiscal 2016, we made an upfront payment of $500 million to the financial institution pursuant to the ASR agreement, and received and retired an initial delivery of 19.9 million shares of our common stock. On January 15, 2016, which was in our fourth quarter of fiscal 2016, the ASR was completed, which, per the terms of the agreement, resulted in our receiving an additional 5.0 million shares of our common stock. The total shares received and retired under the terms of the ASR were 24.9 million, with an average price paid per share of $20.08. The $500 million upfront payment is presented under the caption repurchase of common stock in our Condensed Consolidated Statements of Cash Flows.

Capital Return Program. On January 29, 2016, our Board of Directors announced a $2.0 billion capital return program.
Dividend Program. During the nine months ended January 1, 2016, we declared and paid aggregate cash dividends of $303 million, or $0.45 per common share, and we paid dividend equivalent rights of $9 million. During the nine months ended January 2, 2015, we declared and paid cash dividends of $311 million or $0.45 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying units.
On February 4, 2016, we declared a cash dividend of $0.15 per share of common stock to be paid on March 16, 2016 to all stockholders of record as of the close of business on February 22, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plans. In fiscal 2015, we announced plans to separate our security and information management businesses. In order to separate the businesses, we put a restructuring plan in place to properly align personnel, and have therefore incurred associated severance and facilities costs. We also incurred separation costs in the form of advisory, consulting and disentanglement expenses. These actions were completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016. Total restructuring and separation costs in the fourth quarter of fiscal 2016 are expected to be $30 million to $40 million, excluding advisory fees of approximately $40 million payable upon separation. As of January 1, 2016, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2020.
Note Repayment. In the second fiscal quarter of 2016, the principal balance of our 2.75% Senior Notes due September 2015 matured and was settled by a cash payment of $350 million along with the $5 million semiannual interest payment.
Cash flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	January 1, 2016	January 2, 2015
	(Dollars in millions)
Net cash provided by (used in):
Continuing operating activities	$316	$(50)
Continuing investing activities	731	(952)
Continuing financing activities	(1,514)	(615)
Continuing operating activities
We expect cash from our continuing operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments.
Net cash provided by continuing operating activities was $316 million for the nine months ended January 1, 2016, which resulted from income from continuing operations of $192 million adjusted for non-cash items, including depreciation and amortization charges of $227 million and stock-based compensation expense of $118 million, as well as net changes in deferred income taxes resulting in inflows of $63 million. These amounts were partially offset by decreases in deferred revenue of $175 million and income taxes payable of $94 million.
Net cash used in continuing operating activities was $50 million for the nine months ended January 2, 2015, which resulted from decreases in income taxes payable of $237 million, deferred revenue of $199 million, and accounts payable of $69 million. These amounts were partially offset by income from continuing operations of $54 million adjusted for non-cash items, including depreciation and amortization charges of $268 million and stock-based compensation expense of $94 million, as well as a net change in deferred income taxes, resulting in inflows of $29 million.
Continuing investing activities
Net cash provided by continuing investing activities was $731 million for the nine months ended January 1, 2016, primarily due to the proceeds of $1.3 billion from maturities and sales of our short-term investments partially offset by purchases of $377 million of short-term investments and payments of $225 million for capital expenditures.

Net cash used in continuing investing activities was $952 million for nine months ended January 2, 2015, primarily due to the purchases of $1.4 billion of short-term investments and payments of $249 million for capital expenditures, partially offset by $765 million in proceeds from maturities and sales of our short-term investments.
Continuing financing activities
Net cash used in continuing financing activities was $1.5 billion for the nine months ended January 1, 2016, primarily due to repurchases of our common stock of $868 million, which includes a $500 million payment to the financial institution pursuant to our ASR agreement, the repayment of debt and other obligations of $368 million, and cash dividend and dividend equivalent payments of $312 million.
Net cash used in continuing financing activities was $615 million for the nine months ended January 2, 2015, primarily due to repurchases of our common stock of $375 million and cash dividend payments of $311 million, partially offset by net proceeds from sales of common stock through employee stock benefit plans of $78 million.
Contractual obligations
There have been no significant changes outside the ordinary schedule of our contractual obligations during the nine months ended January 1, 2016, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks related to fluctuations in interest rates and foreign currency exchange rates. We may use derivative financial instruments to mitigate certain risks in accordance with our investment and foreign exchange policies. We do not use derivatives or other financial instruments for speculative trading purposes.
Interest rate risk
As of January 1, 2016, we had $1.8 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $1.7 billion and a fair value of $1.8 billion, which is based on level 2 inputs. As of April 3, 2015, we had $2.1 billion in principal amount of fixed-rate senior notes outstanding, with a carrying amount of $2.1 billion and a fair value of $2.2 billion, which is based on level 2 inputs. We have performed sensitivity analyses as of January 1, 2016 and April 3, 2015 by using a modeling technique that measures the change in the fair values arising from a hypothetical 50 bps movement in the levels of market interest rates, with all other variables held constant. On January 1, 2016 and April 3, 2015, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate senior notes by a decrease of approximately $32 million and $39 million, respectively and an increase of approximately $33 million and $40 million, respectively. However, this hypothetical change in market interest rates would not impact the interest expense on the fixed-rate debt.

Foreign currency exchange rate risk
We conduct business in 44 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Our entities conduct their businesses in the primary local currency in which they operate, however, they may conduct business in other currencies. To the extent our entities hold monetary assets or liabilities, earn revenues or expend costs in currencies other than that entity's functional currency, they will be exposed to foreign exchange gains or losses and impacts to margins as a result. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration to help mitigate foreign exchange risk, however we are not able to mitigate all of our foreign exchange risk. We have considered historical trends in exchange rates and determined that it is possible that adverse changes in exchange rates for any currency could be experienced. The estimated impacts of a ten percent appreciation or depreciation of foreign currency are as follows:

	January 1, 2016			April 3, 2015
		Change in Fair Value Due to 10%			Change in Fair Value Due to 10%
Foreign Exchange Forward Contract	Notional Amount	Appreciation	Depreciation	Notional Amount	Appreciation	Depreciation
	(Dollars in millions)
Purchased	$845	$85	$(85)	$102	$10	$(10)
Sold	(421)	(42)	42	(195)	(19)	19
Total net outstanding contracts	$424	$43	$(43)	$(93)	$(9)	$9
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
(b) Changes in Internal Control over Financial Reporting
During the three months ended January 1, 2016, we completed the implementation of a new enterprise resource planning ("ERP") system for Veritas and, accordingly, modified certain existing control processes as well as implemented new control processes to adapt to changes for the new ERP system. The new ERP system was implemented in connection with the operational separation of Veritas and to meet the conditions for the sale of Veritas to Carlyle. Additionally, we have implemented procedures surrounding the review of discontinued operations amounts. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal 2016. Other than these new control procedures, there was no other material change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended January 1, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 7, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2015. There have been no material changes in our risks from such description.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our equity securities
All stock repurchases during the three months ended January 1, 2016, were purchased under publicly announced plans or programs and are summarized as follows:

	Total Number of Shares Purchased		Average Price Paid per Share		Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
October 3, 2015 to October 30, 2015:
Open market purchases	4.4		$20.68		$2,318
October 31, 2015 to November 27, 2015:
Open market purchases	1.3		$20.65		$2,290
ASR	19.9	(1)		(1)	$1,790	(2)
November 28, 2015 to January 1, 2016:
Open market purchases	—	(1)	$—		$1,790	(2)
Total	25.6
______________________

(1)
Represents shares related to our ASR agreement. In November 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. This agreement was entered into under our previously announced share repurchase authorization. During the third quarter of fiscal 2016, we made an upfront payment of $500 million to the financial institution pursuant to the ASR agreement, and received and retired an initial delivery of 19.9 million shares of our common stock. On January 15, 2016, which was in our fourth quarter of fiscal 2016, the ASR agreement was completed, which, per the terms of the agreement, resulted in us receiving an additional 5.0 million shares of our common stock (these shares were excluded from the table above, as they were received after January 1, 2016). The total shares received under the terms of the ASR were 24.9 million, with an average price paid per share of $20.08.

(2)
The approximate dollar value of the shares that may yet be purchased under the plans or programs is reduced by the $500 million that reflects the aggregate value of the stock held back by the financial institution pending final settlement of our ASR agreement with this firm.

Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. Under the program, shares may be repurchased on the open market and through ASRs. On August 9, 2015, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately and does not have an expiration date. This is in addition to the remaining amount authorized for future repurchase under our previous program.
Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Michael A. Brown
Michael A. Brown President, Chief Executive Officer and Director

By:	/s/ Thomas J. Seifert
Thomas J. Seifert Executive Vice President and Chief Financial Officer

February 4, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Amendment, dated January 19, 2016, to Purchase Agreement dated as of August 11, 2015, by and between Symantec Corporation and Veritas Holdings Ltd.	8-K	000-17781	2.01	1/20/2016
10.01*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended					X
10.02	Master Confirmation - Accelerated Stock Buyback, dated as of November 9, 2015, between Symantec Corporation and Barclays Bank PL	8-K	000-17781	10.01	11/10/2015
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.