Form 10-K
period 2016-04-01
SYMANTEC CORP
filed 2016-05-20
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 1, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 2, 2015 as reported on the NASDAQ Global Select Market: $13,338,113,735.
Number of shares outstanding of the registrant’s common stock as of April 29, 2016: 612,292,085
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended April 1, 2016

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo and Norton are trademarks or registered trademarks of Symantec in the United States (“U.S.”) and other countries. Other names may be trademarks of their respective owners.

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

PART I
Item 1. Business
Overview
Symantec Corporation is a global leader in security. We operate our business on a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through our products. Through the delivery of new and enhanced solutions, we are integrating our security offerings across our portfolio. We are also developing novel solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services. Founded in 1982, Symantec has operations in more than 35 countries and our principal executive offices are located at 350 Ellis Street, Mountain View, California, 94043. Our Internet home page is located at www.symantec.com.
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
During fiscal 2016, we executed on our five priorities: running our business with a portfolio approach by managing certain businesses for operating margin; prioritizing investments for growth; further reducing costs and improving efficiencies; attracting top talent to our executive team; and continuing to return significant cash to stockholders.
After closing the divestiture of our information management business ("Veritas"), as the world leader in cybersecurity, we are more focused than ever on the following priorities: delivering upon our Unified Security strategy, building our enterprise security pipeline and go-to-market capabilities, improving our cost structure, and fulfilling our commitment to allocate capital to our stockholders.
Divestiture of Veritas
In August 2015, we entered into a definitive agreement to sell the assets of Veritas to The Carlyle Group and certain co-investors ("Carlyle"). The transaction closed on January 29, 2016, at which time, we received net consideration of $6.6 billion in cash, excluding transaction costs, and 40 million B common shares of Veritas and Veritas assumed certain liabilities. We now have two reporting segments, Consumer Security and Enterprise Security.
Business highlights
During fiscal 2016, we took the following actions in support of our business:

•	We completed the divestiture of Veritas and refocused Symantec as a pure cybersecurity company.

•	We launched our SecureOne channel partner program designed specifically to help security-focused partners grow their businesses.

•	In Enterprise Security, Symantec Endpoint Protection won AV-TEST’s “Best Protection 2015 Award” for corporate users.

•	In Consumer Security, Norton Security won AV-TEST’s coveted “Best Protection Award 2015” for “home user” security.

•	We released new products and services:

◦
We launched Advanced Threat Protection endpoint, email, and network solutions, which detect and remediate advanced threats across control points, from a single console with just a click, without deployment of new endpoint agents.

◦	We launched Encryption Everywhere, a website security package available through web hosting providers that integrates encryption into websites from the moment they are created.

•	We completed a $500 million strategic investment by Silver Lake Partners and in connection with this investment, Kenneth Hao joined our Board of Directors.

•
We increased our capital return program to $5.5 billion, including a $2.6 billion special dividend that was paid in March 2016 and a total of $1.5 billion in accelerated share repurchase ("ASR") transactions that were announced in November 2015 and March 2016.

Operating segments and products
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. The two reporting segments, which are the same as our operating segments, are: Consumer Security and Enterprise Security.
Consumer Security
Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.
Our Norton Security products help customers protect against increasingly complex threats and address the need for identity protection, while also managing the rapid increase in mobile and digital data, such as personal financial records, photos, music, and videos.
Enterprise Security
Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security offerings, previously named trust services.
These products and services help our customers secure their information in transit and wherever it resides in the network path, from the user’s device to the data’s resting place. These products protect customer data from sophisticated threats such as advanced protection threats, malicious spam and phishing attacks, malware, drive-by website infections, hackers, and cyber criminals. In addition, these products help to prevent the loss of confidential data by insiders, and help customers achieve and maintain compliance with laws and regulations. Our enterprise endpoint security and management offerings support the evolving endpoint, providing advanced threat protection while helping reduce cost and complexity. These solutions are delivered through various methods, such as software, appliance, Software-as-a-Service ("SaaS"), and managed services.
Financial information by segment and geographic region
For information regarding our revenue by segment, revenue by geographical area, and property and equipment by geographical area, see Note 8 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed by each of our segments and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.
Sales and go-to-market strategy
Our go-to-market network includes direct sales forces and broad e-commerce capabilities, as well as indirect sales resources that support our global partner ecosystem. We also maintain important relationships with a number of original equipment manufacturers (“OEMs”), Internet service providers (“ISPs”), and retail and online stores through which we market and sell our products.
Our dedicated renewals team remains focused on extending customer relationships and renewing customer contracts with us. We also continued to streamline our indirect sales strategy to have fewer, more focused partners with specialized partner programs to enhance sales. We believe these changes provide customers with a high-quality sales and post-sales support experience, while also enabling us to expand our business.
Consumer
We sell and market our consumer products and services to individuals, households and small businesses globally. We bring these products to market through our e-commerce platform, distributors, direct marketers, Internet-based resellers, system builders, ISPs, wireless carriers, and retailers worldwide. We also maintain a limited number of partnerships with OEMs globally to distribute our Internet security and online backup offerings.

Commercial
We sell and market our products and related services to small, medium and large customers through field sales and inside sales forces that leverage indirect sales partners around the world that are specifically trained and certified to sell our solutions. These partners include national solution providers, regional solution providers, national account resellers, global/federal system integrators and managed service providers. Our products and services are also available on our e-commerce platform, as well as through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products.
Enterprise
We sell and market our products and related services to large enterprises, including government and public sector customers, through our field sales force. This field sales team is responsible for leveraging our global partner ecosystem primarily targeting senior executives and IT department personnel responsible for managing a company’s highest-order IT initiatives.
Research and development
Symantec embraces a global research and development strategy to drive organic innovation. Our engineers and researchers are focused on delivering new versions of existing product lines as well as developing entirely new offerings to drive the company’s leadership in cybersecurity. We also have a technology research organization focused on short, medium, and longer-term applied research projects, with the goal of transferring completed innovations into our product groups for commercialization.
Symantec’s Security Technology and Response organization consists of a global team of security engineers, threat analysts, and researchers that provide the underlying functionality, content, and support for many of our consumer, commercial and enterprise security products. Our security experts analyze threat telemetry collected through Symantec’s massive global sensor network, one of the largest cyber intelligence networks in the world, to protect our customers against current and emerging threats. Our research and development teams also leverage this vast amount of data and related insights to develop new technologies and approaches, including our Unified Security analytics platform, in order to improve security outcomes for our customers.
Research and development expenses were $748 million, $812 million, and $722 million in fiscal 2016, 2015, and 2014, respectively, representing approximately 21%, 21% and 17% of revenue in fiscal 2016, 2015 and 2014, respectively. The percentage fluctuates between periods as a result of a variety of factors, including changes in sales level and foreign currency exchange rates. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.
Support
Symantec has support facilities throughout the world, staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our technical support experts assist customers with issue resolution and threat detection.
We provide consumers with various levels of support offerings. Consumers receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products. Our consumer support program provides self-help online services and phone, chat, and email support to consumers worldwide. In addition, our Norton Security products come with a “Virus Protection Promise,” which in some markets provides free virus removal services to customers whose protected computers become infected.
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
Significant customers
In each of fiscal 2016, 2015 and 2014, no customer accounted for more than 10% of our total net revenues. One distributor accounted for 10% of our gross accounts receivable as of April 1, 2016.

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
We did not make any material acquisitions during fiscal 2016.
Competition
Our markets are consolidating, highly competitive, and subject to rapid changes in technology. The competitive landscape has changed significantly over the past few years, with new competition arising. Much of the market growth has come from startups whose focus is on solving a specific customer issue or delivering a niche-oriented product and from larger integration providers that increasingly are looking to put various types of protection into their platforms. We are focused on delivering comprehensive customer solutions, integrating across our broad product portfolio and partnering with other technology providers to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry include product quality and effectiveness, time-to-market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.
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
Most of the channels in which our products are offered are highly competitive. Some of our consumer competitors are intensely focused on customer acquisition, which has led competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary security competitors are Intel Corporation, Microsoft Corporation (“Microsoft”), and Trend Micro Inc. There are also several freeware providers and regional security companies that we compete against. For our consumer backup offerings, our primary competitors are Carbonite, Inc. and EMC Corporation. In the Secure Socket Layer Certificate market, our primary competitors are Comodo Group, Inc. and GoDaddy.com, Inc. In the SaaS security market, our primary competitors are Proofpoint and Microsoft. Our primary competitors in the managed security services business are SecureWorks Corporation and IBM Corporation.
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
We have more than 1,700 patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

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
Employees
As of April 1, 2016, we employed more than 11,000 people worldwide, approximately 46% of whom reside in the U.S. Approximately 3,000 employees work in sales and marketing, 4,000 in research and development, 2,000 in support and services, and 2,000 in management and administration.
Available information
Our Internet home page is located at www.symantec.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”) on our investor relations website located at www.symantec.com/invest. The information contained, or referred to, on our website is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov. In addition, you may read and copy any filing that we make with the SEC at the public reference room maintained by the SEC, located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room.
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
For the last few years, we have experienced a number of transitions as we have attempted to revitalize our business model, improve execution and innovate new products and services. These transitions have involved significant turnover in management and other key personnel, changes in our strategic direction and, more recently, the divestiture of Veritas. Transitions of the magnitude we have experienced and are experiencing can be disruptive, result in loss of institutional focus and employee morale and make the execution of business strategies more difficult. We are also focused on addressing dynamic and accelerating market trends, such as the continued decline in the PC market, the market shifts towards mobility, the transition towards cloud-based solutions and architectural shifts in the provision of security, all of which has made it more difficult for us to compete effectively and requires us to improve our product and service offerings. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts and the broad range of geographic regions in which we and our customers and partners operate. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We may not achieve the intended benefits of the divestiture of Veritas.
On January 29, 2016, we completed the divestiture of Veritas, however, we may not realize some or all of the anticipated benefits from the transaction. The resource constraints as a result of our prior focus on completing the transaction which included the loss of employees could have a continuing impact on the execution of our business strategy and our overall operating results. Additionally, in connection with the divestiture, our Board of Directors committed to returning the proceeds of the sale of Veritas to stockholders in the form of a capital return program, which included the payment of a special dividend in March 2016, entry into multiple share accelerated transactions, and continued repurchases under current and future share repurchase programs. The use of proceeds in this manner could impair the Company’s future financial growth.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.
We are subject to fluctuations in demand for our products and services due to a variety of factors, including market transitions, general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, awareness of security threats to IT systems and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products and solutions declines, whether due to general economic conditions or a shift in buying patterns, our revenues and margins would likely be adversely affected.
Our business depends on customers renewing their arrangements for maintenance, subscriptions, managed security services and SaaS offerings.
A large portion of our revenue is derived from arrangements for maintenance, subscriptions, managed security services and SaaS offerings, yet existing customers have no contractual obligation to purchase additional solutions after the initial subscription or contract period. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions or our customer support, customer budgets and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, if at all. Accordingly, we must invest significant time and resources in providing ongoing value to our customers. If these efforts fail, or if our customers do not renew for other reasons, or if they renew on terms less favorable to us, our revenue may decline and our business will suffer.
Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.
In May 2016 we announced a fiscal 2017 restructuring plan to be achieved by the end of fiscal 2018. This initiative could result in disruptions to our operations. Any cost-cutting measures could also negatively impact our business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining. If our operating costs are higher than we expect or if we do not maintain adequate control of our costs and expenses, our results of operations will suffer.
If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.
Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. Additionally, we must continually address the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space, the continued decline in the PC market and the market shift towards mobility and the increasing transition towards cloud-based solutions, all of which have made it more difficult for us to compete effectively. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions and may adversely impact our operating results. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

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
We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies and effectively adapt to technological changes and changes in the ways that our information is accessed, used and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.
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
We face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies that are increasingly developing and incorporating into their products data protection software that competes at some levels with our product offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our products.
Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is offered free of charge. Some companies offer the lower-priced or free security products within their computer hardware or software products that we believe are inferior to our products and SaaS offerings. Our competitive position could be adversely affected to the extent that our customers perceive these security products as replacing the need for more effective, full featured products and services, such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our sales and financial results by causing, among other things, price reductions of our products, reduced profitability and loss of market share.
Many of our competitors have greater financial, technical, sales, marketing or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us on several levels. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
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
Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products and services;

•	Entry of new competition into our markets;

•	Competitive pricing pressure for one or more of our classes of products;

•	Our ability to timely complete the release of new or enhanced versions of our products;

•	How well we execute our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges;

•	Fluctuations in foreign currency exchange rates;

•	The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomeware and other malicious threats);

•	Our resellers making a substantial portion of their purchases near the end of each quarter;

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter;

•	Cancellation, deferral, or limitation of orders by customers;

•	Changes in the mix or type of products sold;

•	Movements in interest rates;

•	The rate of adoption of new product technologies and new releases of operating systems;

•	Changes in accounting rules;

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
We collect, use, disclose, store or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
The personal information we collect, use, store or disclose (collectively, “Process”), including from employees and customers, is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Changes to applicable privacy or data security laws could impact how we Process personal information, and therefore limit the effectiveness of our products, services or features, or our ability to develop new products, services or features.
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
In response to changes in industry and market conditions and in connection with the recent divestiture of Veritas, we may be required to strategically reallocate our resources and consider restructuring, disposing of or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with contract manufacturers and suppliers.

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
Any errors, defects, disruptions or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products and services could impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
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
Most of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization.
Third parties may also develop similar or superior technology independently by designing around our patents. Our shrink- wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.
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
Adverse global economic events may impact our customers’ ability to do business with us, thereby harming our business, operating results and financial condition.
Adverse macroeconomic conditions could negatively affect our customers, thereby impacting our business, operating results or financial condition. During challenging economic times and periods of high unemployment, current or potential customers may delay or forgo decisions to license new products or additional instances of existing products, upgrade their existing hardware or operating environments (which upgrades are often a catalyst for new purchases of our software), or purchase services. Customers may also have difficulties in obtaining the requisite third-party financing to complete the purchase of our products and services. Any of these scenarios could adversely affect our business.
Our exposure to credit risk and payment delinquencies on our accounts receivable significantly increases in adverse economic conditions.
An adverse macroeconomic environment could subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products and services. Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers. Further, while no customer accounted for more than 10% of our total net revenues in each of fiscal 2016, 2015 and 2014, one distributor accounted for 10% of our gross accounts receivable as of April 1, 2016. The loss of this or other large customers could have a negative impact on our business. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses to date, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid future losses.
We cannot predict our future capital needs and we may be unable to obtain financing, which could have a material adverse effect on our business, results of operations and financial condition.
The onset or continuation of adverse economic conditions may make it more difficult to obtain financing for our operations, investing activities (including potential acquisitions) or financing activities. Any required financing may not be available on terms acceptable to us, or at all. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our financial or operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations and financial condition.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, ability to hedge certain financial risks, borrowing costs and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies, and such agencies have in the past and could in the future downgrade our ratings. We cannot assure you that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may further impact us in a similar manner and may have a negative impact on our liquidity, capital position, ability to hedge certain financial risks and access to capital markets.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of our 4.20% Senior Notes (“4.20% notes due 2020”) in September 2010, and our 2.75% Senior Notes (“2.75 notes due 2017”) and 3.95% Senior Notes (“3.95% notes due 2022”) in June 2012 and 2.50% Convertible Senior (“2.50% senior convertible notes due 2021”) in March 2016, we have notes outstanding in an aggregate principal amount of $2.3 billion that mature at specific dates in calendar years 2017, 2020, 2021 and 2022. In addition, we have entered into a credit facility with a borrowing capacity of $1.0 billion. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. The maintenance of our debt levels could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.
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
Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance and other personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, and we face difficulties in attracting, retaining and motivating employees as a result. In connection with the divestiture of Veritas, we experienced employee attrition and related difficulties and these difficulties may continue or increase with the divestiture of Veritas now complete. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manag

e employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the incidence of this increased in recent periods due to the transitions we have experienced over the last few years including the divestiture of Veritas. For example, we recently announced that for the third time in four years, we are initiating a Chief Executive Officer transition process, and appointed an interim President and Chief Operating Officer. While we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results. These risks may be exacerbated by the uncertainty associated with the transitions we have experienced over the last few years.
Our contracts with the U.S. government include compliance, audit and review obligations.  Any failure to meet these obligations could result in civil damages and/or penalties being assessed against us by the government.
We sell products and services through government contracting programs directly and via partners, though we no longer hold a GSA contract.  In the ordinary course of business, sales under these government contracting programs may be subject to audit or investigation by the U.S. government. Noncompliance identified as a result of such reviews (as well as noncompliance identified on our own) could subject us to damages and other penalties, which could adversely affect our operating results and financial condition.
Accounting charges may cause fluctuations in our quarterly financial results.
Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets;

•	Depreciation of property, plant and equipment;

•	Impairment of goodwill and other long-lived assets;

•	Stock-based compensation expense;

•	Restructuring charges; and

•	Loss on sale of a business and similar write-downs of assets held for sale.
Our effective tax rate may increase, which could increase our income tax expense and reduce (increase) our net income (loss).
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•
Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including possible corporate tax reform in the U.S., actions resulting from the Organisation for Economic Cooperation and Development’s base erosion and profit shifting project, proposed actions by international bodies, as well as the requirements of certain tax rulings;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place; and

•	Taxes arising in connection with the recent divestiture of Veritas.
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

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts;

▪	Rumors, announcements or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements;

▪	Changes in revenue and earnings estimates by us, our investors or securities analysts;

▪	Accounting charges, including charges relating to the impairment of goodwill;

▪	Announcements of planned acquisitions or dispositions by us or by our competitors;

▪	Announcements of new or planned products by us, our competitors, or our customers;

▪	Gain or loss of a significant customer, partner, reseller or distributor;

▪	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies;

▪	Acts of terrorism, the threat of war, and other crises or emergency situations; and

▪	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling approximately 793,000 square feet, of which 723,000 square feet is owned and 70,000 square feet is leased. We also lease an additional 67,000 square feet in the San Francisco Bay Area. Our leased facilities are occupied under agreements that expire on various dates through fiscal 2026. The following table presents the approximate square footage of our facilities as of April 1, 2016:

	Approximate Total Square Footage (1)
	Owned	Leased
	(In thousands)
Americas (U.S., Canada and Latin America)	1,512	539
EMEA (Europe, Middle East and Africa)	177	318
APJ (Asia Pacific and Japan)	—	1,044
Total	1,689	1,901

(1)
Included in the total square footage above are vacant and available-for-lease properties totaling approximately 80,000 square feet. Total square footage excludes approximately 766,000 square feet relating to facilities subleased to third parties.

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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SYMC.” The high and low closing sales prices set forth below are as reported on the NASDAQ Global Select Market during each quarter of the two most recent fiscal years. During the fourth quarter of fiscal 2016, we paid a special dividend of $4.00 per share, resulting in a substantial decline in the sales price of our common stock on March 4, 2016.

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$20.88	$21.37	$23.47	$25.90	$26.69	$26.58	$24.77	$23.04
Low	$16.62	$19.50	$19.33	$23.03	$23.28	$21.94	$22.42	$19.97
Stockholders
As of April 1, 2016, there were 1,849 stockholders of record.
Dividends
During fiscal 2016, 2015 and 2014, we declared and paid aggregate cash dividends of $3.0 billion or $4.60 per common share, $413 million or $0.60 per common share, and $418 million or $0.60 per common share, respectively. Dividends declared and paid each quarter during fiscal 2016, 2015 and 2014 were $0.15 per share. Additionally, a special dividend of $4.00 per share was declared and paid in the fourth quarter of fiscal 2016. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units. On May 12, 2016, we declared a cash dividend of $0.075 per share of common stock to be paid on June 22, 2016, to all stockholders of record as of the close of business on June 8, 2016. All future dividends and dividend equivalents are subject to the approval of our Board of Directors.
Repurchases of our equity securities
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. Under these programs, shares may be repurchased on the open market and through ASR transactions.
In November 2015, we entered into an ASR transaction with a financial institution to repurchase $500 million of our common stock. In January 2016, the purchase period for this ASR ended and we received an additional 5.0 million shares of our common stock. The total shares received and retired under the terms of this ASR transaction were 24.9 million, with an average price paid per share of $20.08.
In March 2016, we entered into multiple ASR transactions with financial institutions to repurchase an aggregate of $1 billion of our common stock. In exchange for an up-front payment of $1 billion, the financial institutions committed to deliver shares during the purchase period for these ASRs, which will end in or before the third quarter of fiscal 2017. During the fourth quarter of fiscal 2016, 42.4 million shares were delivered and retired under these ASRs, and the final number of shares to be delivered and the average price paid per share will be determined at the conclusion of the purchase period.
The maximum dollar value of shares that may yet be purchased under the plans or programs is $790 million. See Note 9 of our Notes to Consolidated Financial Statements for additional information regarding our stock repurchase programs.
Stock performance graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five years ended April 1, 2016 (assuming the investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2011, and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Symantec Corporation, the S&P 500 Index
and the S&P Information Technology Index

	2011	2012	2013	2014	2015	2016
Symantec Corporation	$100.00	$101.30	$133.69	$110.03	$134.25	$134.02
S&P 500	$100.00	$108.00	$123.08	$148.80	$169.03	$173.18
S&P Information Technology	$100.00	$120.31	$118.96	$148.18	$175.60	$192.33
Item 6. Selected Financial Data
The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related notes included in this annual report and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 of the Notes to Consolidated Financial Statements in this annual report. Historical results may not be indicative of future results.
Five-Year Summary

Summary of operations:	Year Ended (1)
	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013	March 30, 2012
	(In millions, except per share data)
Net revenues	$3,600	$3,956	$4,183	$4,268	$4,175
Operating income (loss)	457	154	144	(60)	(50)
Income (loss) from continuing operations (2)	(821)	109	91	(138)	123
Income from discontinued operations, net of income taxes (3)	3,309	769	807	893	1,064
Net income (4)	2,488	878	898	755	1,187

Income (loss) per share - basic: (5)
Continuing operations	$(1.23)	$0.16	$0.13	$(0.20)	$0.17
Discontinued operations	$4.94	$1.12	$1.16	$1.27	$1.44
Net income per share - basic	$3.71	$1.27	$1.29	$1.08	$1.60

Income (loss) per share - diluted: (5)
Continuing operations	$(1.23)	$0.16	$0.13	$(0.20)	$0.16
Discontinued operations	$4.94	$1.10	$1.15	$1.27	$1.42
Net income per share - diluted	$3.71	$1.26	$1.28	$1.08	$1.59

Weighted-average shares outstanding:
Basic	670	689	696	701	741
Diluted	670	696	704	701	748
Cash dividends declared per common share	$4.60	$0.60	$0.60	$—	$—

Consolidated Balance Sheets Data:
	April 1, 2016	April 3, 2015	March 28, 2014	March 29, 2013	March 30, 2012
	(In millions)
Total assets	$11,767	$13,233	$13,539	$14,508	$13,158
Long-term obligations (6) (7)	2,207	1,746	2,095	2,094	2,039
Total stockholders’ equity (8)	3,676	5,935	5,797	5,476	5,237

(1)	We have a 52/53-week fiscal year. Our fiscal 2015 was a 53-week year whereas fiscal 2016, 2014, 2013, and 2012, each consisted of 52 weeks.

(2)
In fiscal 2016, the Company recorded $1.1 billion in income tax expense related to unremitted earnings of foreign subsidiaries from the proceeds of the sale of Veritas. This charge is presented in loss from continuing operations in the Consolidated Statements of Operations for fiscal 2016. See Note 11 of the Notes to Consolidated Financial Statements in this annual report for more information.

(3)
In fiscal 2016, the Company sold the assets of Veritas to Carlyle for a net gain of $3.0 billion, which is presented as part of income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for fiscal 2016.

(4)
In fiscal 2012, we sold our ownership interest in a joint venture for $530 million in cash. The net gain of $526 million, offset by costs to sell the joint venture of $4 million, was included in gain from sale of joint venture in our fiscal 2012 Consolidated Statements of Operations.

(5)	Net income per share amounts may not add due to rounding.

(6)
On June 15, 2013, the principal balance on the Company's 1.00% Convertible Senior Notes matured and was settled by a cash payment of $1 billion. At the time of issuance of the 1.00% notes, we granted warrants to affiliates of certain initial purchasers of the notes whereby they had the option to purchase up to 52.7 million shares of our common stock. All the warrants expired unexercised during the second quarter of fiscal 2014. In the fourth quarter of fiscal 2016, we issued $500 million in principal amount of 2.50% Convertible Senior Notes, due in April of 2021. See Note 5 of the Notes to Consolidated Financial Statements in this annual report for more information on the Company's long-term obligations.

(7)
During the second quarter of fiscal 2016, the principal balance on the Company's 2.75% Senior Notes due September 15, 2015, matured and was settled by a cash payment of $350 million. See Note 5 of the Notes to Consolidated Financial Statements in this annual report for more information.

(8)	Includes noncontrolling interest in subsidiary of $78 million in fiscal 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Our business
Symantec Corporation is a global leader in security. We operate our business on a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through our products. Through the delivery of new and enhanced solutions, we are integrating our security offerings across our portfolio. We are also developing novel solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services. Founded in 1982, Symantec has operations in more than 35 countries and our principal executive offices are located at 350 Ellis Street, Mountain View, California, 94043.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal year and periods ended April 1, 2016, April 3, 2015 and March 28, 2014. Our fiscal 2016 and 2014 were 52-week years whereas our fiscal 2015 was a 53-week year.
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
After closing the divestiture of Veritas, as the world leader in cybersecurity, we are more focused than ever on the following priorities: delivering upon our Unified Security strategy, building our enterprise security pipeline and go-to-market capabilities, improving our cost structure, and fulfilling our commitment to allocate capital to our stockholders.
Divestiture of Veritas
In August 2015, we entered into a definitive agreement to sell the assets of Veritas to Carlyle and amended the terms in January 2016. Based on the amended terms of the definitive agreement, we received net consideration of $6.6 billion in cash, excluding transaction costs, and 40 million B common shares of Veritas and Veritas assumed certain liabilities in connection with the acquisition. The transaction closed on January 29, 2016. The disposition resulted in a net gain of $3.0 billion, which is presented as part of income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for fiscal 2016. See Note 6 of the Notes to Consolidated Financial Statements for more information on severance, facilities and separation costs related to our fiscal 2015 plans to separate our security and information management businesses.
The results of Veritas are presented as discontinued operations in our Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, Veritas' assets and liabilities were removed from our Consolidated Balance Sheet upon consummation of its sale on January 29, 2016, and have been classified as discontinued operations on our Consolidated Balance Sheet as of April 3, 2015. Accordingly, the following discussion reflects our current segment reporting structure, which was reduced from three to two segments, and segment results for all reported periods have been adjusted to conform to the current segment structure. In addition, the following discussion relates to our continuing operations unless stated otherwise.
Our operating segments
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. The two reporting segments, which are the same as our operating segments, are:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security offerings, previously named trust services.

For further description of our operating segments see Note 8 of the Notes to Consolidated Financial Statements in this annual report.
Financial results and trends
The following table provides an overview of key financial metrics for each of the last three fiscal years:

	2016	2015	2014
	(In millions, except percentages)
Consolidated Statements of Operations Data:
Net revenues	$3,600	$3,956	$4,183
Gross profit	2,985	3,229	3,392
Operating income	457	154	144
Operating margin percentage	13%	4%	3%
Consolidated Cash Flow Data:
Net cash provided by continuing operating activities	$1,456	$17	$108
Net revenues decreased $356 million for fiscal 2016 as compared to fiscal 2015, primarily due to unfavorable foreign currency fluctuations, declines in our consumer security revenue, and the impact of the additional week from the 53-week fiscal 2015 year.
Gross margin increased to 83% for fiscal 2016 compared to 82% for fiscal 2015, primarily driven by decreases in OEM royalty fees and service related and content delivery expenses.
Operating income increased $303 million year over year as the reduction in our operating expenses was greater than the decline in our net revenues. The lower operating expenses were primarily due to a decrease in corporate charges previously allocated to our information management business but not classified within discontinued operations. These corporate charges were included in cost of revenues and expenses from continuing operations and include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses ("unallocated corporate charges"). See Note 8 of the Notes to Consolidated Financial Statements in this annual report for more information on unallocated corporate charges. We anticipate that we will not have unallocated corporate charges in fiscal 2017 and therefore our fiscal 2017 operating income will benefit from a reduction of unallocated corporate charges as compared to fiscal 2016. We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash provided by operating activities was $1.5 billion for fiscal 2016 due to increases in deferred income taxes of $1.1 billion and income taxes payable of $693 million. These amounts were partially offset by a loss from continuing operations, net of income taxes of $821 million, including non-cash items depreciation and amortization charges of $304 million and stock-based compensation expense of $161 million.
Total deferred revenue decreased from $2.9 billion in fiscal 2015 to $2.6 billion in fiscal 2016 primarily driven by a decline in sales and the amortization of retained contracts associated with Veritas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our Consolidated Financial Statements and related notes included in this annual report in accordance with generally accepted accounting principles in the U.S. requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting policies and estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our Consolidated Financial Statements included in this annual report, the resulting changes could have a material adverse effect on our Consolidated Statements of Operations, and in certain situations, could have a material adverse effect on our liquidity and financial condition.
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
Valuation of goodwill, intangible assets and long-lived assets
Business combinations. We allocate the purchase price of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. Goodwill is allocated to reporting units expected to benefit from the business combination. The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed especially with respect to intangible assets.
Critical estimates in valuing intangible assets include, but are not limited to, future cash flows from customer relationships, developed technology, trade names and acquired patents; and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill impairment. Goodwill is allocated to our reporting units expected to benefit from the business combination based on the relative fair values at the acquisition date. We evaluate our reporting units which are the same as our operating segments when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. We test goodwill for impairment at the reporting unit level at least annually on the first day of the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  The accounting guidance gives us the option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as the sale of a reporting unit or a sustained decrease in the company’s stock price.  If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. In the first step of the quantitative testing, we compare the fair value of each reporting unit to its carrying amount. If the first step indicates that the fair value of each reporting unit is greater than its carrying amount, no further testing is required.  Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. To determine a reporting unit’s fair value, we generally use the income approach which is based on the estimated discounted future cash flows of that unit.  The estimation of future cash flows requires us to make projections of future revenues and expenses of each reporting unit and establish a weighted-average cost of capital to discount these cash flows.  Changes in these key assumptions and estimates or other assumptions used in this process could materially affect our impairment analysis in a given year. For the fiscal year ended April 1, 2016, we concluded that goodwill was not impaired as the results of our annual impairment test indicate that the fair values of our reporting units are significantly in excess of their carrying values.
Long-lived assets impairment. Long-lived assets, including property and equipment, intangible assets and equity investments, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Our estimates of future cash flows require significant judgment based on historical and anticipated future operating results and are subject to many factors which are subject to variability and change.
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
Income taxes
We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets as of April 3, 2015, and as long-term deferred tax assets and liabilities as of April 1, 2016, following the adoption of Accounting Standards Update No. 2015-17, Income Taxes. See Note 1 of the Notes to Consolidated Financial Statements in this annual report for additional information. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Operations.
Our effective tax rate includes the impact of providing U.S. taxes on certain undistributed foreign earnings attributable to the sale of Veritas as well as the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the U.S. While we do not anticipate changing our intention regarding indefinitely reinvested earnings outside the U.S., material changes in our estimates of such earnings or tax legislation that limits or restricts the amount of such earnings could materially impact our income tax provision and effective tax rate. If certain foreign earnings previously treated as indefinitely reinvested outside the U.S. are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.
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

RESULTS OF OPERATIONS
The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenues for the fiscal years indicated below:

	2016	2015	2014
Net revenues	100%	100%	100%
Cost of revenues	17%	18%	19%
Gross profit	83%	82%	81%
Operating expenses:
Sales and marketing	36%	42%	42%
Research and development	21%	21%	17%
General and administrative	8%	9%	10%
Amortization of intangible assets	2%	2%	2%
Restructuring, separation, and transition	4%	4%	6%
Total operating expenses	70%	78%	78%
Operating income	13%	4%	3%
Non-operating expense, net	2%	1%	1%

The total percentages may not add due to rounding.
Net revenues by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Net revenues	$3,600	$3,956	$4,183	(9)%	(5)%
2016 compared to 2015
Net revenues decreased $356 million year over year primarily due to unfavorable foreign currency fluctuations of $171 million and declines in our consumer security revenue driven by the ongoing impact of changes to our renewal practices and a reduction in revenue from OEM arrangements. In addition, net revenues decreased partially due to the impact of the additional week from the 53-week fiscal 2015 year.
2015 compared to 2014
Net revenues decreased $227 million primarily due to declines in our consumer security products driven by our channel strategy to exit unprofitable retail arrangements and certain high-cost OEM arrangements, coupled with the impact to change our renewal practices. In addition, net revenues decreased due to the general strengthening of the U.S. dollar against foreign currencies and weakness in endpoint management, partially offset by the impact of the additional week from the 53-week fiscal 2015 year.

Net revenues and operating income by segment by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Net revenues:
Consumer Security	$1,670	$1,887	$2,063	(11)%	(9)%
Enterprise Security	1,930	2,069	2,135	(7)%	(3)%
Percentage of total net revenues:
Consumer Security	46%	48%	49%
Enterprise Security	54%	52%	51%
Operating income:
Consumer Security	$924	$982	$928	(6)%	6%
Enterprise Security	102	293	349	(65)%	(16)%
Operating margin:
Consumer Security	55%	52%	45%
Enterprise Security	5%	14%	16%
2016 compared to 2015
Consumer Security revenue decreased $217 million primarily due to the ongoing impact of changes to our renewal practices and a reduction in revenue from OEM arrangements. Unfavorable currency fluctuations of $81 million also contributed to the decline in revenue. Consumer Security operating income decreased $58 million primarily due to the decreases in revenue in this segment, which were partially offset by reductions in cost of revenues, sales and marketing and research and development expenses.
Enterprise Security revenue decreased $139 million primarily due to unfavorable foreign currency fluctuations of $90 million, as well as decrease in sales of endpoint management and our mail cloud security products. The decrease of $191 million in operating income was primarily due to decreased revenue and increased allocation of stranded costs. These stranded costs consist of overhead expenses resulting from the sale of Veritas and primarily include information technology infrastructure and services, and real estate costs.
2015 compared to 2014
Consumer Security revenue decreased $176 million primarily due to our channel strategy to exit unprofitable retail arrangements and certain high-cost OEM arrangements, coupled with the impact of our decision to change our renewal practices. Consumer Security operating income increased $54 million primarily due to reductions in advertising and promotional expenses of $141 million and decreases in cost of revenues of $52 million and salaries and wages of $26 million, partially offset by the revenue decline in the segment.
Enterprise Security revenue decreased $66 million primarily due to unfavorable foreign currency fluctuations, as well as a decrease in the sales of endpoint management. The decrease of $56 million in operating income was mainly due to the reduction in revenue.

Net revenues by geographic region by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Revenues by geographic region:
Americas (U.S., Canada and Latin America)	$2,113	$2,214	$2,315	(5)%	(4)%
EMEA (Europe, Middle East and Africa)	894	1,065	1,129	(16)%	(6)%
APJ (Asia Pacific and Japan)	593	677	739	(12)%	(8)%
Total net revenues	$3,600	$3,956	$4,183

U.S.	$1,897	$1,960	$2,049	(3)%	(4)%
International	1,703	1,996	2,134	(15)%	(6)%
Total net revenues	$3,600	$3,956	$4,183

Percentage of total net revenues:
Americas (U.S., Canada and Latin America)	59%	56%	55%
EMEA (Europe, Middle East and Africa)	25%	27%	27%
APJ (Asia Pacific and Japan)	16%	17%	18%
U.S.	53%	50%	49%
International	47%	50%	51%
Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $171 million for fiscal 2016 as compared to fiscal 2015. Fiscal 2016 revenue for the EMEA and APJ regions decreased primarily due to unfavorable foreign currency fluctuations of $119 million and $49 million, respectively, compared to fiscal 2015.
Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $92 million for fiscal 2015 as compared to fiscal 2014. This was due to unfavorable foreign currency fluctuations of $53 million in the EMEA region and $39 million in the APJ region.
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
Cost of revenues by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Cost of revenues	$615	$727	$791	(15)%	(8)%
2016 compared to 2015
Cost of revenues consists primarily of technical support costs, costs of billable services, and fees to OEMs under revenue-sharing agreements. Our cost of revenues decreased $112 million for fiscal 2016 compared to fiscal 2015 primarily due to favorable currency effects, a decrease in OEM royalty fees, and a decrease in service related and content delivery expenses.
2015 compared to 2014
Our cost of revenues decreased $64 million for fiscal 2015 compared to fiscal 2014 primarily due to favorable currency effects, a decrease in OEM royalty fees, and a decrease in service related and content delivery expenses in our Consumer Security segment.

Operating expenses by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Sales and marketing expense	$1,292	$1,650	$1,766	(22)%	(7)%
Research and development expense	748	812	722	(8)%	12%
General and administrative expense	295	362	420	(19)%	(14)%
Amortization of intangible assets	57	87	93	(34)%	(6)%
Restructuring, separation, and transition	136	164	247	(17)%	(34)%
Total	$2,528	$3,075	$3,248	(18)%	(5)%
2016 compared to 2015
The overall decreases in operating expenses for fiscal 2016 compared to fiscal 2015 were primarily due to a decrease in unallocated corporate charges previously allocated to Veritas. These unallocated corporate charges are included in expenses from continuing operations. Refer to Note 8 of the Notes to Consolidated Financial Statements in this annual report for more information about our unallocated corporate charges. The impacts of the unallocated corporate charges are discussed below. In addition to the impacts of unallocated corporate charges, we experienced favorable foreign currency effects on our operating expenses for fiscal 2016 compared to fiscal 2015.
Sales and marketing expense decreased $358 million primarily due to a reduction of unallocated corporate charges of $328 million.
Research and development expense decreased $64 million primarily due to a reduction of unallocated corporate charges of $76 million.
General and administrative expenses decreased $67 million primarily due to a reduction of unallocated corporate charges of $91 million, partially offset by an increase in stock-based compensation expense.
Amortization of intangible assets decreased $30 million primarily due to certain intangible assets becoming fully amortized during fiscal 2015.
Restructuring, separation, and transition costs include severance, facilities, separation, transition and other related costs. For fiscal 2016, we incurred $44 million of restructuring costs, $14 million in separation costs, and $78 million in transition costs. For further information on restructuring, separation, and transition costs, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.
2015 compared to 2014
We experienced favorable foreign currency effects on our operating expenses in fiscal 2015 as compared to fiscal 2014.
Sales and marketing expense decreased $116 million in fiscal 2015, primarily due to lower advertisement and promotions expenses partly offset by higher unallocated corporate charges of $67 million.
The $90 million increase in research and development expense for fiscal 2015 was primarily due to higher unallocated corporate charges and stock-based compensation expense.
General and administrative expenses decreased $58 million primarily due to a reduction of unallocated corporate charges of $17 million.
Amortization of intangible assets decreased by $6 million primarily as a result of certain intangible assets becoming fully amortized during fiscal 2015.
Restructuring, separation, and transition costs include severance, facilities, separation, transition and other related costs. For fiscal 2015, we incurred $101 million of restructuring costs, $23 million in separation costs, and $40 million in transition costs. For further information on restructuring and transition costs, see Note 6 of the Notes to Consolidated Financial Statements in this annual report.

Non-operating expense, net by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Interest income	$10	$11	$11	(9)%	—%
Interest expense	(75)	(78)	(84)	(4)%	(7)%
Other income, net	—	14	36	*	*
Non-operating expense, net	$(65)	$(53)	$(37)	23%	43%

* Percentage is not meaningful.
2016 compared to 2015
Non-operating expense, net, increased $12 million primarily due to net foreign currency remeasurement losses.
2015 compared to 2014
Non-operating expense, net, increased $16 million primarily due to a $32 million realized gain from sale of short-term investments during fiscal 2014, offset by favorable foreign currency effects and a reduction in interest expense.
Provision for income taxes by fiscal year

				Change in %
	2016	2015	2014	2016 v 2015	2015 v 2014
	(Dollars in millions)
Income from continuing operations before income taxes	$392	$101	$107	288%	(6)%
Provision for (benefit from) income taxes	$1,213	$(8)	$16	*	*
Effective tax rate on continuing operations income	309%	(8)%	15%

* Percentage is not meaningful.
We recorded an income tax expense on discontinued operations of $1.1 billion, $223 million and $242 million for fiscal 2016, 2015 and 2014, respectively. See Note 3 of the Notes to Consolidated Financial Statements in this annual report for additional information.
Tax expense in fiscal 2016 was primarily driven by (1) $1.1 billion of tax expense for providing U.S. taxes on certain undistributed foreign earnings, primarily those attributable to the sale of Veritas, and (2) $10 million of tax expense attributable to recording valuation allowances for certain deferred tax assets.
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
The effective tax rates for all periods presented otherwise reflect the benefits of lower-taxed international earnings, domestic manufacturing incentives, and research and development credits, partially offset by state income taxes.
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
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 1, 2016 of $308 million, which are net of a valuation allowance of $50 million, are realizable on a “more likely than not” basis.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $7 million.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Divestiture of Veritas
In August 2015, we entered into a definitive agreement to sell the assets of Veritas to Carlyle and amended the terms in January 2016. Based on the amended terms of the definitive agreement, we received net consideration of $6.6 billion in cash excluding transaction costs and 40 million B common shares of Veritas and Veritas assumed certain liabilities in connection with the acquisition. Our U.S. and foreign income taxes and indirect taxes payable resulting from the transaction are estimated to be $1.0 billion.
Sources of cash
We have historically relied on cash flow from operations, borrowings under a credit facility, issuances of debt and equity securities, and sale of business, more recently, for our liquidity needs. As of April 1, 2016, we had cash, cash equivalents and short-term investments of $6.0 billion and an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $7.0 billion. As of April 1, 2016, $4.9 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Senior Notes. In fiscal 2013, we issued $1.0 billion of Senior Notes consisting of the 3.95% Senior Notes due in 2022 and the 2.75% Senior Notes due in 2017. We received proceeds of $996 million, net of an issuance discount. In fiscal 2011, we issued $750 million of Senior Notes consisting of the 4.20% Senior Notes due in 2020.
Convertible Senior Notes. In fiscal 2016, we issued $500 million in 2.50% Convertible Senior Notes, due April 2021.
Revolving Credit Facility. In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility (“credit facility”), which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017. This revolving credit facility was further amended in March 2016 to amend the definition of EBITDA (earnings before interest, taxes, depreciation and amortization) to account for the sale of Veritas and related expenses and to amend our consolidated leverage ratio under the agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA. As of April 1, 2016, we were in compliance with the required covenants, and no amounts were outstanding.

In May 2016, we replaced our existing $1.0 billion senior unsecured revolving credit facility with a new $2.0 billion credit facility. See Note 13 of the Notes to the Consolidated Financial Statements in this annual report for more information.
We believe that our existing cash and investment balances, our available revolving credit facility, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as to fund any cash dividends, principal and interest payments on debt, and repurchases of our stock, for at least the next 12 months and foreseeable future. In connection with the divestiture of Veritas, our Board of Directors committed to returning the net proceeds of the sale to stockholders through a combination of a special dividend and share repurchases. The Board of Directors also resolved to adjust its annual dividend starting fiscal year 2017 to $0.30 per share to reflect reduced projected domestic cash flow following the sale of Veritas, while still enabling our company to invest in its future. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.
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
Stock Repurchases on Open Market Transactions. In fiscal 2016, we repurchased 17 million shares, or $368 million of our common stock. In fiscal 2015, we repurchased 21 million shares, or $500 million, of our common stock. In fiscal 2014, we repurchased 21 million shares, or $500 million, of our common stock. Our active stock repurchase programs have $790 million remaining authorized for future repurchase as of April 1, 2016, with no expiration date.
Accelerated Stock Repurchase. In November and March of fiscal 2016, we entered into ASR agreements with financial institutions to repurchase an aggregate of $1.5 billion of our common stock. We made upfront payments of $500 million and $1 billion for a total of $1.5 billion, to the financial institutions pursuant to the ASR agreements and received and retired the initial deliveries of 19.9 million and 42.4 million shares of our common stock. The November 2015 ASR agreement's purchase period concluded in the fourth quarter of fiscal 2016, whereby upon settlement, we received an additional 5.0 million shares of our common stock. The total shares received and retired under the terms of the November 2015 ASR were 24.9 million, with an average price paid per share of $20.08. The March 2016 purchase period is expected to close by or no later than the third quarter of fiscal 2017. The upfront payments for the November 2015 and March 2016 ASR agreements are presented under the caption repurchases of common stock in our Consolidated Statements of Cash Flows.
Dividend Program. During fiscal 2016, we declared and paid aggregate cash dividends of $3.0 billion, or $4.60 per common share. These dividends were comprised of our quarterly dividends and a special dividend of $4.00 per share. During fiscal 2015, we declared and paid cash dividends of $413 million or $0.60 per common share. During fiscal 2014, we declared and paid cash dividends of $418 million or $0.60 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units.
On May 12, 2016, we declared a cash dividend of $0.075 per share of common stock to be paid on June 22, 2016 to all stockholders of record as of the close of business on June 8, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plans. In fiscal 2015, we announced plans to separate our security and information management businesses. In order to separate the businesses, we put a restructuring plan in place to properly align personnel, and have therefore incurred associated severance and facilities costs. We also incurred separation costs in the form of advisory, consulting and disentanglement expenses. These actions were substantially completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016. However, we expect to incur immaterial adjustments to existing reserves in subsequent periods.
In May 2016, the Board of Directors approved a fiscal 2017 restructuring plan. See Note 13 of the Notes to the Consolidated Financial Statements in this annual report for more information.
Note Repayment. In the second quarter of fiscal 2016, the principal balance of our 2.75% Senior Notes due September 15, 2015 matured and was settled by a cash payment of $350 million, along with the $5 million semiannual interest payment.

Cash flows
The following table summarizes, for the fiscal periods indicated, selected items in our Consolidated Statements of Cash Flows:

	2016	2015	2014
	(Dollars in millions)
Net cash provided by (used in) from continuing operations:
Operating activities	$1,456	$17	$108
Investing activities	7,236	(1,076)	(517)
Financing activities	(4,734)	(800)	(1,700)
Continuing operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, the timing and amount of tax and other liability payments.
Net cash provided by operating activities was $1.5 billion for fiscal 2016 due to increases in deferred income taxes of $1.1 billion and income taxes payable of $693 million. These amounts were partially offset by a loss from continuing operations, net of income taxes of $821 million, including non-cash items depreciation and amortization charges of $304 million and stock-based compensation expense of $161 million.
Net cash provided by operating activities was $17 million for fiscal 2015, which resulted from income from continuing operations, net of income taxes of $109 million adjusted for non-cash items, including depreciation and amortization charges of $355 million and stock-based compensation expense of $131 million. These amounts were partially offset by decreases in income taxes payable of $405 million, deferred revenue of $83 million, and accounts payable of $73 million.
Net cash provided by operating activities was $108 million for fiscal 2014, which resulted from net income from continuing operations of $91 million adjusted for non-cash items, including depreciation and amortization charges of $374 million and stock-based compensation expense of $105 million. These amounts were partially offset by decreases in income taxes payable of $240 million, deferred revenue of $161 million, and accrued compensation and benefits of $83 million.
Continuing investing activities
Net cash provided by investing activities was $7.2 billion for fiscal 2016 and was primarily due to net proceeds of $6.5 billion from the divestiture of Veritas and proceeds of $1.4 billion from maturities and sales of short-term investments, partially offset by purchases of $378 million of short-term investments and payments of $272 million for capital expenditures.
Net cash used in investing activities was $1.1 billion for fiscal 2015 and was primarily due to $1.8 billion in purchases of short-term investments, and payments of $303 million for capital expenditures, partially offset by $1.0 billion in proceeds from the sales and maturities of our short-term investments.
Net cash used in investing activities was $517 million for fiscal 2014 and was primarily due to the purchase of $492 million, of short-term investments and payments of $194 million for capital expenditures, partially offset by $186 million in proceeds from the sales and maturities of our short-term investments.
Continuing financing activities
Net cash used in financing activities was $4.7 billion for fiscal 2016, which was primarily due to cash dividend payments of $3.0 billion, repurchases of our common stock of $1.9 billion and repayment of Senior Notes and other obligations of $368 million, partially offset by proceeds from the issuance of Convertible Senior Notes of $500 million.
Net cash used in financing activities was $800 million for fiscal 2015, which was primarily due to the repurchases of our common stock of $500 million and cash dividends paid of $413 million, partially offset by net proceeds from sales of common stock through employee stock benefit plans of $116 million.
Net cash used in financing activities of $1.7 billion for fiscal 2014 was primarily due to the repayment of our Convertible Senior Notes of $1.0 billion, repurchases of our common stock of $500 million, and cash dividends of paid of $418 million, partially offset by net proceeds from sales of common stock through employee stock benefit plans of $234 million.

Contractual obligations
The following is a schedule by years of our significant contractual obligations as of April 1, 2016:

	Payments Due by Fiscal Period
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
	(Dollars in millions)
Senior Notes and Convertible Senior Notes (1)	$2,250	$—	$600	$1,250	$400
Interest payments on Senior Notes and Convertible Senior Notes (1)	321	76	123	103	19
Purchase obligations (2)	329	256	71	2	—
Operating leases (3)	278	81	115	62	20
Total	$3,178	$413	$909	$1,417	$439

(1)
Interest payments were calculated based on terms of the related Senior Notes and Convertible Senior Notes. For further information on the Senior Notes and Convertible Senior Notes, see Note 5 of the Notes to Consolidated Financial Statements in this annual report.

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

(3)
We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2026. The amounts in the table above exclude expected sublease income and include $8 million in exited or excess facility costs related to restructuring activities.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of April 1, 2016 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $160 million in long-term income taxes payable has been excluded from the contractual obligations table. For further information, see Note 11 of the Notes to Consolidated Financial Statements in this annual report.
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
In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries.  As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries' breach of payment obligations under the terms of the lease.  As with our other indemnification obligations discussed above and in general,  it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations under our Consolidated Financial Statements.

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
Interest rate risk
As of April 1, 2016, we had $2.3 billion in principal amount of fixed-rate Senior Notes and Convertible Senior Notes outstanding, with a carrying amount of $2.2 billion and a fair value of $2.3 billion, which fair value was based on level 2 inputs. As of April 3, 2015, we had $2.1 billion in principal amount of fixed-rate Senior Notes outstanding, with a carrying amount of $2.1 billion and a fair value of $2.2 billion, which was based on level 2 inputs. We have performed sensitivity analysis as of April 1, 2016 and April 3, 2015 by using a modeling technique that measures the change in the fair values arising from a hypothetical 50 bps movement in the levels of market interest rates, with all other variables held constant. On April 1, 2016 and April 3, 2015, a hypothetical 50 bps increase or decrease in market interest rates would change the fair value of the fixed-rate Senior Notes and Convertible Senior Notes by a decrease of approximately $41 million and $39 million, respectively and an increase of approximately $42 million and $40 million, respectively. However, this hypothetical change in market interest rates would not impact the interest expense on the fixed-rate debt.
Foreign currency exchange rate risk
We conduct business in approximately 38 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Our entities conduct their businesses in the primary local currency in which they operate, however, they may conduct business in other currencies. To the extend our entities hold monetary assets or liabilities, earn revenues or expend costs in currencies other than that entity's functional currency, they will be exposed to foreign exchange gains or losses and impacts to margins as a result. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration to help mitigate foreign exchange risk, however we are not able to mitigate all of our foreign exchange risk. We have considered historical trends in exchange rates and determined that it is possible that adverse changes in exchange rates for any currency could be experienced. The estimated impacts of a ten percent appreciation or depreciation of foreign currency are as follows:

	April 1, 2016			April 3, 2015
		Change in Fair Value Due to 10%			Change in Fair Value Due to 10%
Foreign Exchange Forward Contract	Notional Amount	Appreciation	Depreciation	Notional Amount	Appreciation	Depreciation
	(Dollars in millions)
Purchased	$693	$69	$(69)	$102	$10	$(10)
Sold	(198)	(19)	19	(195)	(19)	19
Total net outstanding contracts	$495	$50	$(50)	$(93)	$(9)	$9
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
Selected quarterly financial data

	Fiscal 2016				Fiscal 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share data)
Net revenues	$873	$909	$906	$912	$899	$970	$1,001	$1,086
Gross profit	726	759	746	754	723	793	825	888
Operating income	128	146	100	83	(49)	34	96	73
Income (loss) from continuing operations	(1,013)	114	53	25	55	(25)	32	47
Income from discontinued operations, net of income taxes	3,058	56	103	92	121	247	212	189
Net income	2,045	170	156	117	176	222	244	236

Income (loss) per share - basic:
Continuing operations	$(1.56)	$0.17	$0.08	$0.04	$0.08	$(0.04)	$0.05	$0.07
Discontinued operations	$4.70	$0.08	$0.15	$0.13	$0.18	$0.36	$0.31	$0.27
Net income per share - basic	$3.15	$0.26	$0.23	$0.17	$0.26	$0.32	$0.35	$0.34

Income (loss) per share - diluted:
Continuing operations	$(1.56)	$0.17	$0.08	$0.04	$0.08	$(0.04)	$0.05	$0.07
Discontinued operations	$4.70	$0.08	$0.15	$0.13	$0.17	$0.36	$0.30	$0.27
Net income per share - diluted	$3.15	$0.25	$0.23	$0.17	$0.25	$0.32	$0.35	$0.34

Note: Net income per share amounts may not add due to rounding.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Our management has concluded that, as of April 1, 2016, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of April 1, 2016, which is included in Part IV, Item 15 of this annual report.
c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
d) Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objectives.
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
We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries as of April 1, 2016 and April 3, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2016. We also have audited Symantec Corporation’s internal control over financial reporting as of April 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Symantec Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Symantec Corporation’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of April 1, 2016 and April 3, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of April 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of the presentation of deferred income taxes as of April 1, 2016 due to the adoption of Accounting Standards Update 2015-17, Accounting for Income Taxes: Balance Sheet Classification of Deferred Taxes. Prior period amounts have not been reclassified.

/s/   KPMG LLP

Santa Clara, California
May 20, 2016

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 1, 2016	April 3, 2015
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$5,983	$2,843
Short-term investments	42	1,017
Accounts receivable, net of allowance for doubtful accounts of $16 and $5, respectively	556	700
Deferred income taxes	—	152
Other current assets	378	295
Current assets of discontinued operations	—	415
Total current assets	6,959	5,422
Property and equipment, net	957	950
Intangible assets, net	443	525
Goodwill	3,148	3,146
Equity investments	157	10
Other long-term assets	103	70
Long-term assets of discontinued operations	—	3,110
Total assets	$11,767	$13,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175	$169
Accrued compensation and benefits	219	232
Deferred revenue	2,279	2,427
Current portion of long-term debt	—	350
Income taxes payable	941	47
Other current liabilities	419	292
Current liabilities of discontinued operations	—	936
Total current liabilities	4,033	4,453
Long-term debt	2,207	1,746
Long-term deferred revenue	359	444
Long-term deferred tax liabilities	1,235	308
Long-term income taxes payable	160	134
Other long-term obligations	97	79
Long-term liabilities of discontinued operations	—	134
Total liabilities	8,091	7,298
Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital, $0.01 par value, 3,000 shares authorized; 612 and 898 shares issued; 612 and 684 shares outstanding, respectively	4,309	6,101
Accumulated other comprehensive income	22	104
Accumulated deficit	(655)	(270)
Total stockholders’ equity	3,676	5,935
Total liabilities and stockholders’ equity	$11,767	$13,233

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(In millions, except per share data)
Net revenues	$3,600	$3,956	$4,183
Cost of revenues	615	727	791
Gross profit	2,985	3,229	3,392
Operating expenses:
Sales and marketing	1,292	1,650	1,766
Research and development	748	812	722
General and administrative	295	362	420
Amortization of intangible assets	57	87	93
Restructuring, separation, and transition	136	164	247
Total operating expenses	2,528	3,075	3,248
Operating income	457	154	144
Interest income	10	11	11
Interest expense	(75)	(78)	(84)
Other income, net	—	14	36
Income from continuing operations before income taxes	392	101	107
Income tax expense (benefit)	1,213	(8)	16
Income (loss) from continuing operations	(821)	109	91
Income from discontinued operations, net of income taxes	3,309	769	807
Net income	$2,488	$878	$898

Income (loss) per share - basic:
Continuing operations	$(1.23)	$0.16	$0.13
Discontinued operations	$4.94	$1.12	$1.16
Net income per share - basic	$3.71	$1.27	$1.29

Income (loss) per share - diluted:
Continuing operations	$(1.23)	$0.16	$0.13
Discontinued operations	$4.94	$1.10	$1.15
Net income per share - diluted	$3.71	$1.26	$1.28

Weighted-average shares outstanding:
Basic	670	689	696
Diluted	670	696	704
Cash dividends declared per common share	$4.60	$0.60	$0.60

Note: Net income per share amounts may not add due to rounding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Net income	$2,488	$878	$898
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(6)	(89)	1
Reclassification adjustments for loss (gain) included in net income	1	(1)	4
Net foreign currency translation adjustments	(5)	(90)	5
Available-for-sale securities:
Unrealized gain, net of taxes of $2, $0, and $1, respectively	4	—	1
Reclassification adjustments for realized gain included in net income, net of taxes of $0, $0, and $(10), respectively	—	—	(14)
Net increase (decrease) from available-for-sale securities	4	—	(13)
Other comprehensive loss, net of taxes	(1)	(90)	(8)
Comprehensive income	$2,487	$788	$890
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(In millions)
Balance as of March 29, 2013	698	$7,320	$202	$(2,046)	$5,476
Net income	—	—	—	898	898
Other comprehensive loss	—	—	(8)	—	(8)
Common stock issued under employee stock plans	18	234	—	—	234
Repurchases of common stock	(21)	(500)	—	—	(500)
Tax payments related to restricted stock units	—	(45)	—	—	(45)
Dividends paid and accrued	—	(429)	—	—	(429)
Stock-based compensation	—	157	—	—	157
Income tax benefit from employee stock transactions	—	14	—	—	14
Balance as of March 28, 2014	695	6,751	194	(1,148)	5,797
Net income	—	—	—	878	878
Other comprehensive loss	—	—	(90)	—	(90)
Common stock issued under employee stock plans	10	116	—	—	116
Repurchases of common stock	(21)	(500)	—	—	(500)
Tax payments related to restricted stock units	—	(47)	—	—	(47)
Dividends paid and accrued	—	(428)	—	—	(428)
Stock-based compensation	—	198	—	—	198
Income tax benefit from employee stock transactions	—	11	—	—	11
Balance as of April 3, 2015	684	6,101	104	(270)	5,935
Net income	—	—	—	2,488	2,488
Other comprehensive loss	—	—	(1)	—	(1)
Common stock issued under employee stock plans	12	65	—	—	65
Repurchases of common stock	(84)	(1,868)	—	—	(1,868)
Tax payments related to restricted stock units	—	(68)	—	—	(68)
Sale of Veritas	—	—	(81)	—	(81)
Dividends paid and accrued	—	(212)	—	(2,873)	(3,085)
Equity component of convertible notes	—	29	—	—	29
Stock-based compensation	—	245	—	—	245
Income tax benefit from employee stock transactions	—	17	—	—	17
Balance as of April 1, 2016	612	$4,309	$22	$(655)	$3,676
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
OPERATING ACTIVITIES:
Net income	$2,488	$878	$898
Income from discontinued operations, net of income taxes	(3,309)	(769)	(807)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	213	229	236
Amortization of intangible assets	86	122	131
Amortization of debt issuance costs and discounts	5	4	7
Stock-based compensation expense	161	131	105
Deferred income taxes	1,082	(29)	46
Excess income tax benefit from the exercise of stock options	(6)	(10)	(17)
Net gain from sale of short-term investments	—	—	(32)
Other	13	8	7
Net change in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	38	(35)	36
Accounts payable	(69)	(73)	(55)
Accrued compensation and benefits	(7)	7	(83)
Deferred revenue	20	(83)	(161)
Income taxes payable	693	(405)	(240)
Other assets	(3)	16	16
Other liabilities	51	26	21
Net cash provided by continuing operating activities	1,456	17	108
Net cash provided by (used in) discontinued operating activities	(660)	1,295	1,173
Net cash provided by operating activities	796	1,312	1,281
INVESTING ACTIVITIES:
Purchases of property and equipment	(272)	(303)	(194)
Payments for acquisitions, net of cash acquired, and purchases of intangibles	(4)	(39)	(17)
Purchases of short-term investments	(378)	(1,758)	(492)
Proceeds from maturities of short-term investments	1,056	681	117
Proceeds from sales of short-term investments	299	343	69
Proceeds from divestiture of information management business, net of cash contributed and transaction costs	6,535	—	—
Net cash provided by (used in) continuing investing activities	7,236	(1,076)	(517)
Net cash used in discontinued investing activities	(63)	(78)	(66)
Net cash provided by (used in) investing activities	7,173	(1,154)	(583)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(368)	(21)	(1,189)
Proceeds from issuance of Convertible Senior Notes	500	—	—
Proceeds from convertible note hedge	—	—	189
Net proceeds from sales of common stock under employee stock benefit plans	65	116	234
Excess income tax benefit from the exercise of stock options	6	10	17
Tax payments related to restricted stock units	(39)	(36)	(33)
Dividends and dividend equivalents paid	(3,030)	(413)	(418)
Repurchases of common stock	(1,868)	(500)	(500)
Proceeds from other financing, net	—	44	—
Net cash used in continuing financing activities	(4,734)	(800)	(1,700)
Net cash used in discontinued financing activities	(30)	(11)	(12)
Net cash used in financing activities	(4,764)	(811)	(1,712)
Effect of exchange rate fluctuations on cash and cash equivalents	(96)	(180)	36
Change in cash and cash equivalents	3,109	(833)	(978)
Beginning cash and cash equivalents	2,874	3,707	4,685
Ending cash and cash equivalents	5,983	2,874	3,707
Less: Cash and cash equivalents of discontinued operations	—	31	12
Cash and cash equivalents of continuing operations	$5,983	$2,843	$3,695
Equity investment in Veritas received as consideration	$149	$—	$—
Income taxes paid, net of refunds	$302	$353	$224
Interest expense paid	$70	$75	$79
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Business
Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is a global leader in security.
In August 2015, we entered into a definitive agreement to sell the assets of our information management business ("Veritas") to The Carlyle Group ("Carlyle"). On January 19, 2016, the Company and Carlyle amended the terms of the definitive agreement for Carlyle's acquisition of Veritas. The results of Veritas are presented as discontinued operations in our Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, Veritas' assets and liabilities were removed from our Consolidated Balance Sheet upon consummation of its sale on January 29, 2016, and have been classified as discontinued operations on our Consolidated Balance Sheet as of April 3, 2015. For additional information on the sale of Veritas and on our discontinued operations, see Note 3.
Principles of consolidation
The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles ("GAAP") in the United States ("U.S."). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal 2016 and 2014 were 52-week years ended April 1, 2016 and March 28, 2014, whereas our fiscal 2015 was a 53-week year ended April 3, 2015.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue recognized and deferred amounts, valuation of goodwill, intangible assets and long-lived assets, contingencies and litigation, and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions).
Foreign currency translation
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
Content, subscription, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where vendor-specific objective evidence ("VSOE") of the fair value of undelivered elements does not exist, arrangements for managed security services, and software as a service ("SaaS") offerings. These arrangements are generally offered to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period. We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is included with content, subscriptions, and maintenance and is deferred and recognized ratably over the period of the agreements.
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
For security products, we generally recognize revenue from the licensing of software products through our indirect sales channel upon sell-through or with evidence of an end-user. For licensing of our software to original equipment manufacturers (“OEMs”), royalty revenue is recognized when the OEM reports the sale of the software products to an end-user, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.
We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue or deferred revenue. As of April 1, 2016 and April 3, 2015, we had reserves for rebates of $32 million and $30 million, respectively. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue or deferred revenue over the term of the subscription.

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
Debt. Our debt includes senior unsecured notes, convertible senior notes, and a revolving credit facility. Our senior unsecured notes and convertible senior notes are recorded at cost based upon par value at issuance less discounts. The discount associated with our senior notes represents the amount by which the face value exceeds the fair value of the debt at the date of issuance. The discount and issuance costs are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our senior unsecured revolving credit facility (“credit facility”), if any, are recognized at cost plus accrued interest based upon stated interest rates.
Equity investments. We make equity investments in privately-held companies, which includes the B common shares we received as a portion of the net consideration in the sale of Veritas. These investments are accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over these companies. We assess the recoverability of these investments by reviewing various indicators of impairment. If indicators are present, a fair value measurement is made by performing a discounted cash flow analysis of the investment. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in other income, net.
Accounts receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivables by aging category to identify specific customers with known disputes or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we use judgment based on our historical collection experience and current economic trends. We also offset deferred revenue against accounts receivable when channel inventories are in excess of specified levels and for transactions where collection of a receivable is not considered probable.
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

The following table summarizes property and equipment, net of accumulated depreciation by categories for the periods presented:

	April 1, 2016	April 3, 2015
	(Dollars in millions)
Land	$73	$73
Computer hardware and software	987	922
Office furniture and equipment	92	88
Buildings	426	426
Leasehold improvements	310	249
Construction in progress	74	79
Gross property and equipment	1,962	1,837
Accumulated depreciation	(1,005)	(887)
Property and equipment, net	$957	$950
Depreciation expense was $213 million, $229 million, and $236 million in fiscal 2016, 2015, and 2014, respectively.
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
Goodwill and intangible assets
Goodwill.  Goodwill represents the excess of the purchase price of an acquisition over the net fair value of assets acquired and liabilities assumed.  Goodwill is allocated to our reporting units expected to benefit from the business combination based on the relative fair value at the acquisition date.  We review goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of our fiscal year or more frequently if facts and circumstances warrant.  Under the authoritative guidance we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary.  During the annual impairment reviews in fiscal 2015 and 2014, we performed the qualitative assessment and determined there were no indicators of significant risk of goodwill impairment.  During the fourth quarter of fiscal 2016, we completed the divestiture of Veritas.  See Note 3.  As a result, we determined that we should perform a quantitative assessment related to the goodwill of our two remaining reporting units: Customer Security and Enterprise Security.  Based on the guidance, we performed the first step of the quantitative assessment and concluded that the fair values of these two reporting units exceeded their respective carrying amounts.  Based on this assessment, we concluded that for fiscal 2016, goodwill was not impaired.
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
Restructuring, separation and transition
Restructuring actions generally include significant actions involving employee-related severance charges and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of Veritas. Contract termination costs for leased facilities primarily reflect costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. These charges are reflected in the period when the facility ceases to be used. Costs of providing transition services to Veritas after January 29, 2016, the date of the sale, are recorded in continuing operations.

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
We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets as of April 3, 2015, and as long-term deferred tax assets and liabilities as of April 1, 2016, following the adoption of Accounting Standards Update ("ASU") No. 2015-17, Income Taxes. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.
We apply the authoritative guidance on income taxes that prescribes a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. We estimate forfeitures based on historical experience. Our stock-based awards principally consist of restricted stock units (“RSUs”). The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. The fair values of RSUs are not discounted by the dividend yield because the Company’s RSUs include dividend-equivalent rights ("DERs"). As of April 1, 2016 and April 3, 2015, our total accrued DERs were $75 million and $20 million, respectively, which are included in other current liabilities and other long-term obligations on our Consolidated Balance Sheets.
Concentrations of credit risk
A significant portion of our revenue and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in our Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. As of April 1, 2016, we had one distributor that accounted for 10% of our total accounts receivable. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in operating expenses. These costs totaled $211 million, $326 million, and $436 million for fiscal 2016, 2015, and 2014, respectively.
Contingencies
We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or proceedings, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of an accrual required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.
Sales Commissions
Sales commissions that are incremental and directly related to customer sales contracts in which revenue is deferred are accrued and capitalized upon execution of a non-cancelable customer contract, and subsequently expensed over the term of such contract in proportion to the related future revenue streams. For commission costs where revenue is recognized, the related commission costs are recorded in the period of revenue recognition. As of April 1, 2016 and April 3, 2015, we had total deferred commissions of $74 million and $73 million, respectively, which are included in other current assets and long-term other assets on our Consolidated Balance Sheets.
Recently adopted accounting guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, that provides new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The standard became effective for the Company in the first quarter of fiscal 2016, and applied to the presentation and disclosure of the sale of Veritas, which closed in January 2016. For additional information about our reporting of discontinued operations, see Note 3.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related liability. We adopted the standard in the first quarter of fiscal 2016, and it did not have a material impact on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes by requiring that all deferred income tax liabilities and assets be classified as long-term. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The standard was adopted by the Company in the fourth quarter of fiscal 2016 on a prospective basis, and it resulted in balance sheet reclassifications of current deferred income tax liabilities and assets to long-term on April 1, 2016.
Recent accounting guidance not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of the new revenue reporting standard by one year. The standard will be effective for the Company for the fiscal year beginning on March 31, 2018. We have not yet selected a transition method nor have we determined the effect of the standard on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company for the fiscal year beginning March 31, 2018, with early adoption permitted under limited circumstances. The Company is currently evaluating the effect the standard will have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability for all leases except those with a term of 12 months or less. The liability will be equal to the present value of lease payments. The asset will be based on the liability. The standard is effective for the Company for the fiscal year beginning March 30, 2019. Early adoption is permitted. Adoption of the standard will result in a gross up of our balance sheet for the right-of-use asset and the lease liability for operating leases. It is not expected that adoption of the standard will have a material impact to our operating results.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments finalize the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion impacts whether an entity reports revenue on a gross or net basis. The amendments have the same effective date as the new revenue standard, which for the Company is the fiscal year beginning March 31, 2018. The Company is currently evaluating the effect the standard will have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments will require companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. The guidance will also allow entities to make an alternative policy election to account for forfeitures as they occur. The guidance is effective for the Company for the fiscal year beginning April 1, 2017. The Company is currently evaluating the effect the standard will have on its Consolidated Financial Statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.  The update provides guidance on accounting for licenses of intellectual property (“IP”) and identifying performance obligations.  The amendments clarify how an entity should evaluate its promise when granting a license of IP. They also clarify when a promised good or service is separately identifiable and allow entities to disregard items that are immaterial in the context of the contract.  The amendments have the same effective date as the new revenue standard, which for the Company is the fiscal year beginning March 31, 2018.  The Company is currently evaluating the effect the standard will have on its Consolidated Financial Statements.
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  The update clarifies certain issues related to transition to the new revenue guidance, as well as, assessing collectability, recognition of noncash consideration and presentation of sales and other similar taxes in revenue transactions. The amendments have the same effective date as the new revenue standard, which for the Company is the fiscal year beginning March 31, 2018. The Company is currently evaluating the effect the standard will have on its Consolidated Financial Statements.
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
The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	April 1, 2016			April 3, 2015
	Fair Value	Cash and Cash Equivalents	Short-term Investments	Fair Value	Cash and Cash Equivalents	Short-term Investments
	(Dollars in millions)
Cash	$1,072	$1,072	$—	$776	$776	$—
Non-negotiable certificates of deposit	1	—	1	296	260	36
Level 1
Money market	2,905	2,905	—	1,725	1,725	—
U.S. government securities	335	310	25	284	—	284
Marketable equity securities	11	—	11	5	—	5
	3,251	3,215	36	2,014	1,725	289
Level 2
Corporate bonds	45	43	2	166	—	166
U.S. agency securities	526	523	3	68	—	68
Commercial paper	1,121	1,121	—	333	82	251
Negotiable certificates of deposit	9	9	—	184	—	184
International government securities	—	—	—	23	—	23
	1,701	1,696	5	774	82	692
Total	$6,025	$5,983	$42	$3,860	$2,843	$1,017
There were no transfers between fair value measurement levels during fiscal 2016.
Fair value of debt
As of April 1, 2016 and April 3, 2015, the total fair value of our current and long-term debt was $2.3 billion and $2.2 billion, respectively, based on Level 2 inputs. As of April 1, 2016, the fair value of the equity component of our 2.5% Convertible Notes was $29 million, based on Level 3 inputs.
Note 3. Discontinued Operations
In August 2015, we entered into a definitive agreement to sell the assets of Veritas to Carlyle and amended the terms on January 19, 2016. Based on the amended terms of the definitive agreement, we received net consideration of $6.6 billion in cash excluding transaction costs and 40 million B common shares of Veritas and Veritas assumed certain liabilities in connection with the acquisition. The transaction closed on January 29, 2016. The disposition resulted in a net gain of $3.0 billion, which is presented as part of income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for fiscal 2016. See Note 6 for more information on severance, facilities and separation costs related to our fiscal 2015 plans to separate our security and information management businesses.
The results of Veritas are presented as discontinued operations in our Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. Furthermore, Veritas' assets and liabilities were removed from our Consolidated Balance Sheet upon consummation of the sale on January 29, 2016, and have been classified as discontinued operations on our Consolidated Balance Sheet as of April 3, 2015. The Company has two remaining reporting segments, Consumer Security and Enterprise Security. See Note 8 for more information on our operating segments.
In connection with the divestiture of Veritas, the Company and Veritas entered into Transition Service Agreements ("TSA") pursuant to which the Company provides Veritas certain limited services including financial support services, information technology services, and access to facilities, and Veritas provides the Company certain limited financial support services. The TSAs commenced with the close of the transaction and expire at various dates through fiscal 2019. During fiscal 2016, the Company recorded income of approximately $8 million for all services provided to Veritas, which is presented as part of other income, net in the Consolidated Statements of Operations.

The Company also has retained various customer relationships and contracts that were reported historically as a part of the Veritas business. Approximately $330 million related to these relationships and contracts have been reported as part of the Company's deferred revenues in the Consolidated Balance Sheets as of April 1, 2016, along with a $131 million asset representing the fair value of the service and maintenance rights the Company has under an agreement with Veritas. These balances will be amortized to discontinued operations through the remaining term of the underlying contracts.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

April 3, 2015
(Dollars in millions)
Assets:
Cash and cash equivalents	$31
Accounts receivable, net	293
Other current assets	91
Property and equipment, net	255
Intangible assets, net	103
Goodwill	2,701
Equity investments	5
Other long-term assets	46
Total assets classified as discontinued operations	$3,525

Liabilities:
Accounts payable	$44
Accrued compensation and benefits	166
Deferred revenue	682
Other current liabilities	44
Long-term deferred revenue	111
Other long-term obligations	23
Total liabilities classified as discontinued operations	$1,070
The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Net revenues	$1,968	$2,552	$2,493
Cost of revenues	(334)	(426)	(358)
Operating expenses	(1,270)	(1,131)	(1,096)
Gain on sale of Veritas	4,060	—	—
Other income (expense), net	3	(3)	10
Income from discontinued operations before income taxes	4,427	992	1,049
Provision for income taxes	1,118	223	242
Income from discontinued operations, net of income taxes	$3,309	$769	$807
Note 4. Goodwill and Intangible Assets
During fiscal 2016, 2015, and 2014 we completed business acquisitions primarily to enhance our technology portfolio for aggregate cash consideration, net of cash acquired, of $4 million, $19 million, and $17 million, respectively. The results of operations related to these acquisitions have been included in our Consolidated Statements of Operations from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations. Goodwill related to the business acquisitions is summarized in the following table.

Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Total
	(Dollars in millions)
Balance as of March 28, 2014	$1,233	$1,918	$3,151
Acquisitions	—	11	11
Translation adjustments	(3)	(13)	(16)
Balance as of April 3, 2015	1,230	1,916	3,146
Translation adjustments	1	1	2
Balance as of April 1, 2016	$1,231	$1,917	$3,148
Intangible assets, net

	April 1, 2016			April 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$406	$(320)	$86	$637	$(498)	$139
Developed technology	144	(84)	60	200	(117)	83
Finite-lived trade names	2	(2)	—	21	(19)	2
Patents	21	(18)	3	21	(17)	4
Total finite-lived intangible assets	573	(424)	149	879	(651)	228
Indefinite-lived trade names	294	—	294	297	—	297
Total	$867	$(424)	$443	$1,176	$(651)	$525
Goodwill and intangible assets that were disposed of as a result of our sale of Veritas were included in assets classified as discontinued operations in our Consolidated Balance Sheets as of April 3, 2015, and accordingly, are excluded from the tables above.
As of April 1, 2016, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

April 1, 2016
(Dollars in millions)
2017	$68
2018	51
2019	25
2020	5
Total	$149

Note 5. Debt
The following table summarizes components of our debt:

	April 1, 2016		April 3, 2015
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(Dollars in millions)
2.75% Senior Notes due September 15, 2015	$—	—%	$350	2.76%
2.75% Senior Notes due June 15, 2017	600	2.79%	600	2.79%
4.20% Senior Notes due September 15, 2020	750	4.25%	750	4.25%
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
2.50% Convertible Senior Notes due April 1, 2021	500	3.76%	—	—%
Total principal amount	2,250		2,100
Less: unamortized discount and issuance costs	(43)		(4)
Total debt	2,207		2,096
Less: current portion	—		(350)
Total long-term portion	$2,207		$1,746
The future maturities of debt by fiscal year are as follows:

April 1, 2016
(Dollars in millions)
2017	$—
2018	600
2019	—
2020	—
2021	1,250
Thereafter	400
Total	$2,250
Senior Notes
In fiscal 2013, we issued $1.0 billion of Senior Notes consisting of the 3.95% Senior Notes due in 2022 and the 2.75% Senior Notes due in 2017. We received proceeds of $996 million, net of an issuance discount. We also incurred issuance costs of $6 million in fiscal 2013. In fiscal 2011, we issued $750 million of the 4.20% Senior Notes due in 2020.
Our Senior Notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future unsecured, unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Interest on our Senior Notes is payable semiannually. Both the discount and issuance costs are being amortized as incremental interest expense over the respective terms of the Senior Notes. The principal balance of our 2.75% Senior Notes due September 15, 2015 matured and was settled by a cash payment of $350 million in the second quarter of fiscal 2016. Contractual interest expense totaled $68 million, $73 million, and $73 million in fiscal years 2016, 2015, and 2014, respectively.
Convertible Senior Notes
On March 4, 2016 (the “Issuance Date”), we issued $500 million of Convertible Senior Notes due in 2021 (the “Notes”). The Notes were issued at par and bear an annual interest rate of 2.50%, payable semiannually in arrears, beginning on October 1, 2016. Debt issuance costs of $6 million were recorded as a reduction to the Notes on the Company’s Consolidated Balance Sheets and are being amortized to interest expense over four years. The fair value of the equity component of the Notes recorded in additional paid-in capital was $29 million.
The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and common stock at the Company’s option, at any time prior to the maturity date at an initial conversion rate of 59.6341 per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $16.77 per share). The conversion rate is subject to customary anti-dilution adjustments. The Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company. As of April 1, 2016, the conversion price of the Notes remained approximately $16.77.
Holders of the Notes have the right to redeem the Notes for 100% of the principal plus accrued interest on or after the fourth anniversary of the issuance date, or if a fundamental change or an event of default occurs. A fundamental change, as defined in the indenture governing the Notes, includes a sale of substantially all the Company’s assets, a change of the control of the Company, or a plan for the Company’s liquidation or dissolution. If holders of the Notes convert them in connection with a fundamental change, the Company may be required to provide a make whole premium in the form of an increased conversion rate, subject to a maximum amount, based on the effective date of the fundamental change as set forth in a table contained in the indenture governing the Notes. As long as the holders of the Notes own at least 4% of the Company’s common stock on an as-converted basis, they are entitled to nominate one director to the Company’s board of directors. As of April 1, 2016, the holders’ percentage interest in the Company’s common stock exceeded this threshold.
The Company may redeem all or part of the principal of the Notes, at its option, at a purchase price equal to the principal amount plus accrued interest on or after the fourth anniversary of the Issuance Date, if the closing trading price of the Company’s common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading-day period preceding the Company’s exercise of the redemption right (including the last three such trading days) and provided that the Company has on file with the Securities and Exchange Commission an effective shelf registration statement on Form S-3 for the Company’s common stock. Upon conversion, the Company has the intent and the current ability to pay the holders the cash value of the applicable number of shares of the Company’s common stock, up to the principal amount and accrued and paid interest of the Notes.
Revolving credit facility
In fiscal 2011, we entered into a $1.0 billion senior unsecured revolving credit facility, which was amended in fiscal 2013. The amendment extended the term of the credit facility to June 7, 2017 and revolving loans under the credit facility will bear interest, at our option, either at a rate equal to a) London InterBank Offered Rate plus a margin based on debt ratings, as defined in the credit facility agreement or b) the bank’s base rate plus a margin based on debt ratings, as defined in the credit facility agreement. This revolving credit facility was further amended in March 2016 to amend the definition of EBITDA (earnings before interest, taxes, depreciation and amortization) to account for the sale of Veritas and related expenses and to amend our consolidated leverage ratio under the agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA. As of April 1, 2016, and April 3, 2015, we were in compliance with the required covenants, and no amounts were outstanding.
In May 2016, we replaced our existing $1.0 billion senior unsecured revolving credit facility with a new $2.0 billion credit facility. See Note 13 for more information.
Note 6. Restructuring, Separation, and Transition
Our restructuring, separation, and transition costs and liabilities consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of our information management business. Transition and other related costs primarily consist of consulting charges associated with the implementation of new enterprise resource planning systems. Restructuring, separation, and transition costs are managed at the corporate level and are not allocated to our reportable segments. See Note 8 for information regarding the reconciliation of total segment operating income to total consolidated operating income.
Fiscal 2014 Plan
We initiated a restructuring plan in the fourth quarter of fiscal 2013 to reduce management and redundant personnel resulting in headcount reductions across the Company. As of April 1, 2016, the related costs for severance and benefits are substantially complete; however, we expect to incur immaterial adjustments to existing reserves in subsequent periods.
Fiscal 2015 Plan
In fiscal 2015, we announced plans to separate our security and information management businesses. In order to separate the businesses, we put a restructuring plan in place to properly align personnel, and have therefore incurred associated severance and facilities costs. We also incurred separation costs in the form of advisory, consulting and disentanglement expenses. These actions were substantially completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016. However, we expect to incur immaterial adjustments to existing reserves in subsequent periods. See Note 3 for more information on the sale of Veritas. As of April 1, 2016, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2022.

Restructuring, separation, and transition summary
We incurred $78 million in continuing operations transition and other related costs during fiscal 2016. In addition, the following table summarizes changes to our restructuring and separation liabilities, which remain with the Company in continuing operations and are included in accounts payable, other current liabilities, and other long-term obligations in our Consolidated Balance Sheets. A portion of the following restructuring and separation costs is included in income from discontinued operations, net of income taxes.

	April 3, 2015	Costs, Net of Adjustments	Cash Payments	April 1, 2016	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2014 Plan total	$4	$—	$(4)	$—	$238
Fiscal 2015 Plan
Severance costs	59	34	(88)	5	136
Separation costs	17	214	(215)	16	295
Other exit and disposal costs	6	18	(16)	8	25
Fiscal 2015 Plan total	82	266	(319)	29	$456
Restructuring and separation plans total	$86	266	$(323)	$29
Note 7. Commitments and Contingencies
Lease commitments
We lease certain of our facilities, equipment, and co-locations under operating leases that expire at various dates through fiscal 2026. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2023. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense under operating leases was $103 million, $113 million, and $106 million for fiscal 2016, 2015, and 2014, respectively.
The minimum future rentals on non-cancelable operating leases by fiscal year are as follows:

April 1, 2016
(Dollars in millions)
2017	$86
2018	66
2019	58
2020	37
2021	32
Thereafter	25
Total minimum future lease payments	304
Sublease income	(70)
Total minimum future lease payments, net	$234
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms.
The following reflects unrecognized purchase obligations by fiscal year:

April 1, 2016
(Dollars in millions)
2017	$256
2018	21
2019	50
Thereafter	2
Total purchase obligations	$329
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
In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries.  As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries' breach of payment obligations under the terms of the lease.  As with our other indemnification obligations discussed above and in general,  it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations under our Consolidated Financial Statements.
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
EDS & NDI
On January 24, 2011, a class action lawsuit was filed against the Company and its previous e-commerce vendor Digital River, Inc.; the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service (“EDS”) and Norton Download Insurance (“NDI”). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005 and March 10, 2011. In August 2015, the parties executed a settlement agreement pursuant to which the Company would pay the plaintiffs $30 million, which we accrued. On October 8, 2015, the Court granted preliminary approval of the settlement, which was subsequently paid by the Company into escrow. The Court granted final approval on April 22, 2016, and entered judgment in the case. Objectors to the settlement have filed notices of appeal to the Eight Circuit Court of Appeals, challenging the Court’s approval of the settlement.
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
Note 8. Segment and Geographic Information
The Company operates in the following two reporting segments, which are the same as our operating segments:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security offerings, previously named trust services.

There were no intersegment sales for the periods presented. The historical information presented has been retrospectively adjusted to reflect the sale of Veritas.

The following table summarizes the operating results of our reporting segments:

	Consumer Security	Enterprise Security	Total Segments
	(Dollars in millions)
Fiscal 2016
Net revenues	$1,670	$1,930	$3,600
Operating income	924	102	1,026
Fiscal 2015
Net revenues	$1,887	$2,069	$3,956
Operating income	982	293	1,275
Fiscal 2014
Net revenues	$2,063	$2,135	$4,198
Operating income	928	349	1,277
Our operating segments are based upon the nature of our business and how our business is managed. During fiscal 2016, 2015, and 2014, our Chief Operating Decision Makers, comprised of our Chief Executive Officer and Chief Financial Officer, use operating segment financial information to evaluate the Company's performance and to assign resources. Except for goodwill, as disclosed in Note 4, our assets are not discretely identified by segment.
A significant portion of the segments' operating expenses and cost of revenues, to a lesser extent, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses (collectively "corporate charges") include legal, accounting, real estate, information technology services, treasury, human resources, other corporate infrastructure expenses. Corporate charges were allocated to the segments, and the allocations were determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to Veritas, but not classified within discontinued operations, were not reallocated to our other segments. These unallocated corporate charges also include a $15 million reduction of revenue during fiscal 2014 related to the GSA investigation. At the beginning of the third quarter of fiscal 2016, as Veritas became operationally separate, operating costs related to Veritas were attributed directly to Veritas which reduced our unallocated corporate charges to zero. These charges are presented below as a component of the reconciliation between the total segment operating income and the Company's income from continuing operations and are classified as unallocated corporate charges. In addition, we do not allocate stock-based compensation expense, amortization of intangible assets and restructuring, separation, and transition charges.

The following table provides a reconciliation of the total of the Company's reportable segments’ operating income to the consolidated operating income from continuing operations:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Total segment operating income	$1,026	$1,275	$1,277
Less reconciling items:
Unallocated corporate charges	186	704	650
Stock-based compensation	161	131	105
Amortization of intangibles	86	122	131
Restructuring, separation, and transition	136	164	247
Total consolidated operating income from continuing operations	$457	$154	$144
Product revenue information
The following table summarizes net revenues by significant product categories:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Consumer security	$1,670	$1,887	$2,063
Threat protection	1,014	1,136	1,197
Others (1)	916	933	938
Total product revenue (2)	$3,600	$3,956	$4,198

(1)	No other product category was material to the respective totals.

(2)	A $15 million reduction of revenue during fiscal 2014 related to a loss contingency is unallocated and excluded from total product revenue.
Geographical information
The following table represents net revenues amounts recognized for sales in the corresponding countries:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
U.S.	$1,897	$1,960	$2,049
Foreign countries (1)	1,703	1,996	2,134
Total net revenue	$3,600	$3,956	$4,183

(1)	No individual country represented more than 10% of the respective totals.
The table below lists our property and equipment, net of accumulated depreciation, by geographic area for the periods presented. We do not identify or allocate our other assets by geographic area:

	April 1, 2016	April 3, 2015
	(Dollars in millions)
U.S.	$809	$693
Foreign countries (1)	148	257
Total	$957	$950

(1)	No individual country represented more than 10% of the respective totals.

Significant customers
In fiscal 2016, 2015 and 2014, no customers accounted for more than 10% of our total net revenues.
Note 9. Stockholders' Equity
Dividends
We declared and paid aggregate cash dividends by fiscal year as follows:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions, except dividends per share)
Dividends per share	$4.60	$0.60	$0.60
Total amount	$3,020	$413	$418
Fiscal 2016 included a special dividend of $4.00 per share that was declared and paid during the fourth quarter of fiscal 2016 and was recorded as a reduction of retained earnings. Our restricted stock and performance-based stock units have DERs entitling holders to dividend equivalents to be paid in the form of cash upon vesting, for each share of the underlying units.
On May 12, 2016, we declared a cash dividend of $0.075 per share of common stock to be paid on June 22, 2016 to all stockholders of record as of the close of business on June 8, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases
Through our stock repurchase programs we have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. Under the programs, shares are repurchased on the open market and through accelerated stock repurchase ("ASR") transactions. During the second quarter of fiscal 2016, our Board of Directors authorized a new $1.5 billion stock repurchase program which commenced immediately.
Repurchases on open market transactions
The following table summarizes our stock repurchases on open market transactions for the periods presented and excludes the impact of shares purchased under our ASR agreements (except for the remaining authorization amount):

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(In millions, except per share data)
Total number of shares repurchased	17	21	21
Dollar amount of shares repurchased	$368	$500	$500
Average price paid per share	$21.69	$23.73	$23.87
Remaining authorization at end of period	$790	$1,158	$658
Accelerated Stock Repurchase agreements
In November 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. During the third quarter of fiscal 2016, we made an upfront payment of $500 million to the financial institution pursuant to the ASR agreement, and received and retired an initial delivery of 19.9 million shares of our common stock. The ASR was completed on January 15, 2016, which, per the terms of the agreement, resulted in the Company receiving an additional 5.0 million shares of our common stock. The total shares received and retired under the terms of the ASR agreement were 24.9 million, with an average price paid per share of $20.08.
In March 2016, we entered into an ASR agreement with financial institutions to repurchase an aggregate of $1.0 billion of our common stock. During the fourth quarter of fiscal 2016, we made an upfront payment of $1.0 billion to the financial institutions pursuant to the ASR agreement, and received and retired an initial delivery of 42.4 million shares of our common stock. The total number of shares ultimately delivered, and therefore the average repurchase price paid per share, is determined at the end of the purchase period. The purchase period for the March 2016 ASR agreement will end in or before the third quarter of fiscal 2017.
The upfront payments for the November 2015 and March 2016 ASR agreements totaled $1.5 billion and are presented under the caption repurchases of common stock in our Consolidated Statements of Cash Flows.

Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of April 3, 2015	$101	$3	$104
Sale of Veritas	(81)	—	(81)
Other comprehensive (loss) income before reclassifications	(6)	4	(2)
Amounts reclassified from accumulated other comprehensive income	1	—	1
Balance as of April 1, 2016	$15	$7	$22
In fiscal 2016, we reclassified $1 million of realized loss on foreign currency translation adjustments from accumulated other comprehensive income to other income, net in our Consolidated Statements of Operations.
Note 10. Stock-Based Compensation
Stock purchase plans
2008 Employee Stock Purchase Plan
We maintain the 2008 Employee Stock Purchase Plan, as amended (“ESPP”) under which eligible employees may annually contribute up to 10% of their gross compensation, subject to certain limitations, to purchase shares of our common stock at 85% of its fair market value on the purchase date at the end of each purchase period, which is generally six months. As of April 1, 2016, 28 million shares have been issued under this plan and 42 million shares remained available for future issuance.
Stock award plans
2000 Director Equity Incentive Plan
Our stockholders approved the 2000 Director Equity Incentive Plan and subsequent amendments which reserved 200,000 shares of common stock for issuance thereunder. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of April 1, 2016, a total of 137,000 shares have been issued under this plan and 63,000 shares remained available for future issuance.
2004 and 2013 Equity Incentive Plans
Under both the 2004 Equity Incentive Plan ("2004 Plan") and the 2013 Equity Incentive Plan ("2013 Plan") (collectively “the Equity Plans”), the Company has granted incentive and nonqualified stock options, stock appreciation rights, RSUs, restricted stock awards, and performance-based awards to employees, officers, directors, consultants, independent contractors, and advisors to us. These may also be granted to any parent, subsidiary, or affiliate of ours. The purpose of the Equity Plans has been to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. RSUs granted prior to November 2014 generally vest over a four-year period, whereas RSUs granted thereafter generally vest over a three-year period.
All RSUs and performance-based awards granted under the Equity Plans have DERs which entitle participants to the same dividend value per share as holders of Company’s common stock. The DERs are to be paid in the form of cash upon vesting for each share of the underlying award, and are subject to the same terms and conditions as the underlying award.
Upon adoption, our stockholders approved and reserved 45 million shares of common stock for issuance under the 2013 Plan. As of April 1, 2016, 20 million shares remained available for future grant. We use RSUs as our primary equity awards and stock option activity is not material to our Consolidated Financial Statements.

Stock-based compensation expense
The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Operations.

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Cost of revenue	$10	$15	$10
Sales and marketing	53	46	35
Research and development	56	39	29
General and administrative	42	31	31
Total stock-based compensation expense from continuing operations	161	131	105
Tax benefit associated with stock-based compensation expense	(50)	(37)	(30)
Net stock-based compensation expense from continuing operations	111	94	75
Net stock-based compensation expense from discontinued operations	56	46	36
Net stock-based compensation expense	$167	$140	$111
Restricted stock units

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
	(In millions, except per share and years data)
Outstanding at April 3, 2015	26	$22.23
Granted	14	23.20
Vested and released	(11)	21.73
Forfeited	(12)	22.91
Outstanding and unvested at April 1, 2016	17	$22.72	1.2	$306
Expected to vest at April 1, 2016	14		1.1	$256
The weighted-average grant date fair value per share of restricted stock granted during fiscal 2016, 2015, and 2014, including assumed restricted stock was $23.20, $22.66, and $23.90, respectively. The total fair value of restricted stock that vested and was released in fiscal 2016, 2015, and 2014 was $250 million, $133 million, and $147 million, respectively.
As of April 1, 2016, total unrecognized compensation cost adjusted for estimated forfeitures related restricted stock was $213 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.
Performance-based restricted stock units
During fiscal 2016 we granted performance-based restricted stock units ("PRUs") to certain senior level employees under our 2013 Plan. As of April 1, 2016 there were 2 million PRUs outstanding, with a weighted-average grant date fair value of $27.10 per share. As of April 1, 2016, total unrecognized compensation cost related to the PRUs was approximately $16 million, which is expected to be recognized over the remaining weighted-average period of 1.5 years. During fiscal 2016, 2015 and 2014 the total number of PRUs and performance-contingent stock units ("PCSUs") released was 0.4 million, 1.0 million, and 0.5 million, respectively. No PCSUs were granted during fiscal 2016 and none remained unvested as of April 1, 2016.
Shares reserved
We reserved the following shares of authorized but unissued common stock:

April 1, 2016
(In millions)
Stock purchase plans	42
Stock award plans	39
Total	81

Note 11. Income Taxes
The components of the provision for income taxes recorded in continuing operations are as follows:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Current:
Federal	$69	$4	$(18)
State	13	(18)	(10)
International	46	40	31
	128	26	3
Deferred:
Federal	1,060	(38)	5
State	15	(4)	12
International	10	8	(4)
	1,085	(34)	13
Provision for income taxes	$1,213	$(8)	$16
Pretax income from international operations was $125 million, $41 million, and $102 million for fiscal 2016, 2015, and 2014, respectively.
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Federal statutory tax	$138	$35	$38
Foreign earnings not considered indefinitely reinvested, net	1,065	(8)	2
State taxes, net of federal benefit	9	(13)	1
Foreign earnings taxed at less than the federal rate	12	34	8
Domestic production activities deduction	(5)	(1)	—
Federal research and development credit	(9)	(8)	(4)
Valuation allowance (decrease) increase	10	1	(3)
Nondeductible separation costs	1	2	—
Change in uncertain tax positions	(4)	(57)	(19)
Other, net	(4)	7	(7)
Provision for income taxes	$1,213	$(8)	$16

The principal components of deferred tax assets are as follows:

	Year Ended
	April 1, 2016	April 3, 2015
	(Dollars in millions)
Deferred tax assets:
Tax credit carryforwards	$53	$31
Net operating loss carryforwards of acquired companies	34	57
Other accruals and reserves not currently tax deductible	112	173
Deferred revenue	89	74
Loss on investments not currently tax deductible	14	16
State income taxes	8	14
Stock-based compensation	39	45
Other	9	—
Gross deferred tax assets	358	410
Valuation allowance	(50)	(60)
Deferred tax assets, net of valuation allowance	$308	$350
Deferred tax liabilities:
Property and equipment	$(106)	$(88)
Goodwill	(50)	(54)
Intangible assets	(11)	(24)
Unremitted earnings of foreign subsidiaries	(1,327)	(273)
Prepaids and deferred expenses	(17)	(42)
Total deferred tax liabilities	(1,511)	(481)
Net deferred tax assets (liabilities)	$(1,203)	$(131)
The valuation allowance provided against our deferred tax assets as of April 1, 2016 is mainly attributable to net operating loss and tax credit carryforwards of acquired companies, state tax credits, and net operating losses in foreign jurisdictions. The valuation allowance decreased by a net of $10 million in fiscal 2016 due to changes in corresponding deferred tax assets primarily related to state tax credit carryforwards.
As of April 1, 2016, we have U.S. federal net operating losses attributable to various acquired companies of approximately $47 million, which, if not used, will expire between fiscal 2018 and 2032. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $131 million and $20 million, respectively. If not used, our U.S. state net operating losses will expire between fiscal 2017 and 2033 and the majority of our U.S. state credit carryforwards can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $48 million net of valuation allowances, the majority of which, under current applicable foreign tax law, can be carried forward indefinitely.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 1, 2016 are realizable on a “more likely than not” basis.
As of April 1, 2016, no provision has been made for federal or state income taxes on $3.8 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of April 1, 2016, the unrecognized deferred tax liability for these earnings was approximately $1.1 billion.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(Dollars in millions)
Balance at beginning of year	$193	$282	$412
Settlements with tax authorities	(25)	(150)	(122)
Lapse of statute of limitations	(15)	(13)	(11)
Decrease due to divestiture	(7)	—	—
Increase related to prior period tax positions	4	147	27
Decrease related to prior period tax positions	(7)	(96)	(50)
Increase related to current year tax positions	54	23	26
Net increase (decrease)	4	(89)	(130)
Balance at end of year	$197	$193	$282
There was a change of $4 million in gross unrecognized tax benefits during the fiscal year as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes.
Of the total unrecognized tax benefits at April 1, 2016, $203 million, if recognized, would favorably affect the Company’s effective tax rate, while a $5 million offsetting impact would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.
At April 1, 2016, before any tax benefits, we had $12 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was a benefit of approximately $8 million, offset by accruals of $3 million for the year ended April 1, 2016. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 through 2016 remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes. Our fiscal years prior to 2014 have been settled and closed with the IRS. Our 2012 through 2016 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes, and our 2011 through 2016 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes. Other significant jurisdictions include California, Japan, the UK, India and Australia. We are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2009 through 2013 tax years, the Indian income tax authorities for fiscal years 2004 through 2014, and the Australian income tax authorities for fiscal years 2011 through 2014.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $7 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate $6 million could affect our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 12. Earnings Per Share
Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share also include the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of shares underlying outstanding stock options, restricted stock, ESPP and Convertible Senior Notes.
The components of earnings per share are as follows:

	Year Ended
	April 1, 2016	April 3, 2015	March 28, 2014
	(In millions, except per share data)
Income (loss) from continuing operations	$(821)	$109	$91
Income from discontinued operations, net of tax	3,309	769	807
Net income	$2,488	$878	$898
Income (loss) per share - basic:
Continuing operations	$(1.23)	$0.16	$0.13
Discontinued operations	$4.94	$1.12	$1.16
Net income per share	$3.71	$1.27	$1.29
Income (loss) per share - diluted:
Continuing operations	$(1.23)	$0.16	$0.13
Discontinued operations	$4.94	$1.10	$1.15
Net income per share	$3.71	$1.26	$1.28

Weighted-average outstanding shares - basic	670	689	696
Dilutive potential shares from stock-based compensation	—	7	8
Weighted-average shares outstanding - diluted	670	696	704
Anti-dilutive potential shares	20	1	5

Net income per share amounts may not add due to rounding.
Note 13. Subsequent Events
In May 2016, the Board of Directors approved a fiscal 2017 restructuring plan to reduce complexity by means of long-term structural improvements. These actions are expected to be completed in fiscal 2018. We expect to incur total costs between $230 million and $280 million.
In May 2016, we replaced our existing $1.0 billion senior unsecured revolving credit facility (“Old Credit Facility”) with a new $2.0 billion credit facility (“New Credit Facility”).  The New Credit Facility is comprised of a $1.0 billion senior unsecured revolving credit facility (“New Revolver”) along with a $1.0 billion term loan (“Term Loan”).   The New Revolver matures in five years, however, the Term Loan is pre-payable and has no required amortization payments until the final maturity in three years.  Under the terms of the New Credit Facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as well as an interest coverage ratio.
On April 28, 2016, Symantec announced that Michael A. Brown would be stepping down as President and Chief Executive Officer ("CEO") of Symantec. Mr. Brown will continue to serve as CEO and on the Board of Directors until a successor has been appointed. The Board of Directors has begun the search for the Company’s next CEO. To facilitate a continued focus on the Company’s strategic priorities throughout the CEO search and transition, the Board of Directors has created an Office of the President composed of: Ajei S. Gopal, Interim President and Chief Operating Officer; Thomas J. Seifert, Symantec’s Executive Vice President and Chief Financial Officer; and Scott C. Taylor, Symantec’s Executive Vice President, General Counsel and Secretary. The Office of the President is expected to remain in place until a new CEO has joined the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 20th day of May 2016.

SYMANTEC CORPORATION

By:	/s/ Michael A. Brown
Michael A. Brown Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Michael A. Brown	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2016
Michael A. Brown

/s/ Thomas J. Seifert	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 20, 2016
Thomas J. Seifert

/s/ Mark S. Garfield	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2016
Mark S. Garfield

/s/ Daniel H. Schulman	Chairman of the Board	May 20, 2016
Daniel H. Schulman

/s/ Frank E. Dangeard	Director	May 20, 2016
Frank E. Dangeard

/s/ Kenneth Y. Hao	Director	May 20, 2016
Kenneth Y. Hao

/s/ Geraldine B. Laybourne	Director	May 20, 2016
Geraldine B. Laybourne

/s/ David L. Mahoney	Director	May 20, 2016
David L. Mahoney

/s/ Robert S. Miller	Director	May 20, 2016
Robert S. Miller

/s/ Anita M. Sands	Director	May 20, 2016
Anita M. Sands

/s/ V. Paul Unruh	Director	May 20, 2016
V. Paul Unruh

/s/ Suzanne M. Vautrinot	Director	May 20, 2016
Suzanne M. Vautrinot

Schedule II

SYMANTEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

All financial statement schedules have been omitted, since the required information is not applicable or is not present in material amounts, and/or changes to such amounts are immaterial to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto included in this Form 10-K.
EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Purchase Agreement dated as of August 11, 2015, by and between Symantec Corporation and Havasu Holdings Ltd.	8-K	000-17781	2.01	8/13/2015
2.02	Amendment, dated January 19, 2016, to the Purchase Agreement dated as of August 11, 2015, by and between Symantec Corporation and Veritas Holdings Ltd.	8-K	000-17781	2.01	1/20/2016
3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/2004
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	7/6/2005
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	8/5/2009
3.04	Certificate of Designations of Series A Junior Preferred Stock of Symantec Corporation dated June 25, 2015	8-K	000-17781	3.01	6/26/2015
3.05	Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	5/7/2012
4.01	Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/2006
4.02
Credit Agreement, dated as of May 10, 2016, among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank, PLC, HSBC Bank USA, National Association, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., and JP Morgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners
						X
4.03	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	9/16/2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.04	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02 of Form 8-K)	8-K	000-17781	4.04	9/16/2010
4.05	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02 of Form 8-K)	8-K	000-17781	4.03	6/14/2012
4.06	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02 of Form 8-K)	8-K	000-17781	4.04	6/14/2012
4.07	Indenture, dated as of March 4, 2016, by and between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 2.500% Convertible Senior Notes Due 2021)	8-K	000-17781	10.02	3/7/2016
10.01(*)	Form of Indemnification Agreement for Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	6/21/1989
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016)	8-K	000-17781	10.01	1/23/2006
10.03(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016)	8-K	000-17781	10.03	3/7/2016
10.04(*)	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	6/9/2006
10.05(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009	10-K	000-17781	10.05	5/24/2010
10.06(*)	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	6/9/2006
10.07(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/1/2011
10.08(*)	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	4/10/2007
10.09(*)	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	4/10/2007
10.10(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended					X
10.11(*)	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/2007
10.12(*)	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	6/9/2006

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13(*)
Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement
						X
10.14(*)	Clearwell Systems, Inc. 2005 Stock Plan, as amended					X
10.15(*)	Form of Clearwell Systems, Inc. Stock Option Agreement	S-8	333-175783	99.02	7/26/2011
10.16(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended	10-Q	000-17781	10.01	2/4/2016
10.17(*)	Symantec Corporation 2013 Equity Incentive Plan, as amended, including form of Stock Option Grant - Terms and Conditions and form of RSU Awards Agreement					X
10.18(*)	Form of Symantec Corporation Performance Based Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan	10-Q	000-17781	10.03	8/12/2015
10.19(*)	Symantec Senior Executive Incentive Plan, as amended and restated	8-K	000-17781	10.03	10/25/2013
10.20(*)	Symantec Corporation Executive Retention Plan, as amended and restated	10-K	000-17781	10.18	5/22/2015
10.21(*)	Symantec Corporation Executive Severance Plan	10-K	000-17781	10.19	5/22/2015
10.22(*)	Employment Offer Letter, dated January 15, 2014, between Symantec Corporation and Thomas J. Seifert	8-K	000-17781	10.01	3/3/2014
10.23(*)	Amendment to Employment Offer Letter, dated April 30, 2014, between Symantec Corporation and Thomas J. Seifert	10-Q	000-17781	10.01	8/8/2014
10.24(*)	Employment Offer Letter, dated February 3, 2014, between Symantec Corporation and Mark Garfield	8-K	000-17781	10.01	3/10/2014
10.25(*)	Executive Employment Agreement, dated September 24, 2014, by and between Symantec Corporation and Michael A. Brown	8-K	000-17781	10.01	9/26/2014
10.26(*)	Amended Executive Employment Agreement, dated April 28, 2016, by and between Symantec Corporation and Michael A. Brown					X
10.27(*)	Employment Offer Letter, dated April 27, 2016, between Symantec Corporation and Ajei Gopal					X
10.28(*)	FY16 Executive Annual Incentive Plan -Senior Vice President and Executive Vice President	10-Q	000-17781	10.02	8/12/2015
10.29(*)	FY16 Executive Annual Incentive Plan - President and Chief Executive Officer	10-Q	000-17781	10.01	8/12/2015
10.30	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	6/13/1990

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31†
Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California
		S-1/A	333-83777	10.27 Exhibit C	8/6/1999
10.32	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	8/7/2007
10.33	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation	10-Q	000-17781	10.01	2/2/2011
10.34	Master Confirmation - Accelerated Stock Buyback, dated as of November 9, 2015, between Symantec Corporation and Barclays Bank PLC	8-K	000-17781	10.01	11/10/2015
10.35	Master Confirmation - Accelerated Stock Buyback, dated as of March 21, 2016, between Symantec Corporation and Wells Fargo Bank, National Association					X
10.36	Master Confirmation - Accelerated Stock Buyback, dated as of March 21, 2016, between Symantec Corporation and Citibank, N.A.					X
10.37
Master Confirmation - Accelerated Stock Buyback, dated as of March 21, 2016, between Symantec Corporation and Merrill Lynch International, Acting through its agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated
X
10.38	Investment Agreement, dated as of February 3, 2016, by and among Symantec Corporation and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
10.39	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Symantec Corporation and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
21.01	Subsidiaries of Symantec Corporation					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see Signature page to this annual report)					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X

*     Indicates a management contract, compensatory plan or arrangement.
§    The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally copies of any such exhibits and schedules to the SEC upon request.
†     Filed by Veritas Software Corporation.
††    This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.