Form 10-K/A
period 2016-04-01
SYMANTEC CORP
filed 2016-07-29
CIK 849399

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

Number of shares outstanding of the registrant’s common stock as of July 1, 2016: 615,572,226

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended April 1, 2016

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended April 1, 2016, which we filed with the Securities and Exchange Commission on May 20, 2016 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 20, 2016.

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

The key attributes, experience and skills we consider important for our directors in light of our current business and structure are:

•

Industry and Technology Expertise. As a security and technology company, understanding new technologies and emerging industry trends or having experience in security and related technologies is useful in understanding our business and the market segments in which we compete, our research and development efforts, competing technologies, the various products and processes that we develop, and evolving customer requirements.

•

Global Expertise. We are a global organization with employees, offices and customers in many countries. Directors with global operating expertise can provide a useful business and cultural perspective regarding many significant aspects of our business.

•

Leadership Experience. Directors who have served in a senior leadership position, as a general manager of a business, or as the functional leader of a global sales, marketing or product development organization, are important to us, because they bring experience and perspective in analyzing, shaping, and overseeing the execution of important strategic, operational and policy issues at a senior level.

•

Public Company Board Experience. Directors who have served on other public company boards can offer advice and insights with regard to the dynamics and operation of a board of directors; the relations of a board to the company’s chief executive officer and other senior management personnel; the importance of public-company corporate governance, including oversight matters, strategic decisions and operational and compliance-related matters.

•

Business Combinations and Partnerships Experience. Directors who have a background in M&A and strategic partnership transactions can provide insight into developing and implementing strategies for growing our business through combination and/or partnerships with other organizations.

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

In addition to the brief biographical descriptions set forth under “Our Board of Directors” below, we include under “Director Qualifications” the key individual attributes, experience and skills of each of our directors that led to the conclusion that each director should serve as a member of the Board at this time.

Our Board of Directors

Our Board currently consists of ten directors, nine of whom our Board currently expects to nominate for election at our 2016 Annual Meeting of Stockholders (the “Annual Meeting”). These directors are identified below, along with their ages at July 1, 2016 and other information. Each director is elected to serve a one-year term, with all directors subject to annual election.

In February 2016, we entered into an investment agreement, as amended on March 2, 2016, with Silver Lake Partners IV Cayman (AIV II), L.P. (“Silver Lake”) relating to the issuance to Silver Lake of $500 million of convertible 2.5% unsecured notes, due in 2021. In connection with the issuance of the notes, we agreed to expand the size of the Board and appoint a Silver Lake nominee, Kenneth Y. Hao, to the Board.

As discussed below in Item 11, Executive Compensation, in April 2016, we announced that we were initiating a Chief Executive Officer transition process and that Michael Brown, our current Chief Executive Officer and member of the Board, will serve in such capacity through a period of time ending not later than October 28, 2016. On June 12, 2016, we announced that we had entered into a definitive agreement under which Symantec will acquire Blue Coat, Inc. (the “Blue Coat Acquisition”) and that Blue Coat’s Chief Executive Officer, Gregory Clark, will replace Mr. Brown as our CEO, and join our Board, at the closing of the transaction We anticipate the closing of the Blue Coat Acquisition to occur in the second fiscal quarter of fiscal 2017. We also announced that Bain Capital has agreed to make an investment in Symantec concurrently with the closing of the Blue Coat Acquisition and that David Humphrey, a managing director of Bain Capital Private Equity, will be appointed to our Board at that time.

Name	Age	Principal Occupation	Director Since
Michael A. Brown	57	Chief Executive Officer	2005
Frank E. Dangeard	58	Managing Partner, Harcourt	2007
Kenneth Y. Hao	47	Managing Partner and Managing Director of Silver Lake	2016
Geraldine B. Laybourne	69	Chairman of the Board, Katapult Studio	2008
David L. Mahoney	62	Director	2003
Robert S. Miller	74	President and CEO, International Automotive Components Group	1994
Anita M. Sands	40	Director	2013
Daniel H. Schulman	58	President and CEO, PayPal Holdings, Inc.	2000
V. Paul Unruh	67	Director	2005
Suzanne M. Vautrinot	56	President, Kilovolt Consulting Inc.	2013

Mr. Brown has served as our Chief Executive Officer since September 2014 and as a member of our Board since July 2005, following the acquisition of Veritas. He previously served as our interim President and Chief Executive Officer from March 2014 to September 2014 and as our President from September 2014 through April 28, 2016. Mr. Brown had served on the Veritas board of directors since 2003. Mr. Brown previously served as Chairman of Line 6, Inc., a provider of musical instruments, amplifiers and audio gear that incorporate digital signal processing, from October 2005 to January 2014. From 1984 until September 2002, Mr. Brown held various senior management positions at Quantum Corporation, a leader in computer storage products, and most recently as Chief Executive Officer from 1995 to 2002 and Chairman of the Board from 1998 to 2003. He has previously served as a director of a variety of public companies, including Digital Impact, Maxtor Corporation, Nektar Therapeutics and Quantum Corporation. Mr. Brown holds a master’s of business administration from Stanford Business School and a bachelor’s degree from Harvard University.

Director Qualifications:

•	Industry and Technology Experience – former Chief Executive Officer and Chairman of Quantum Corporation; former member of the board of directors of Quantum Corporation, Equal Logic and Digital Impact.

•	Global Experience – Chief Executive Officer of Symantec Corporation.

•	Leadership Experience – former Chairman of Line 6, Inc. and former Chief Executive Officer and Chairman of Quantum Corporation.

•	Public Company Board Experience – served as Chairman of Quantum Corporation and as a board member of Nektar Therapeutics, Maxtor Corporation and Digital Impact.

•	Business Combinations and Partnerships Experience – former Chief Executive Officer of Quantum and former Chairman of Line 6.

•	Financial Experiences – former Chief Executive Officer of Quantum; former Chairman of Line 6 and Equal Logic; and served on the Audit Committee of Digital Impact and Line 6.

Mr. Dangeard has served as a member of our Board since January 2007. He has been the Managing Partner of Harcourt, an advisory and investment firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson, a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy CEO of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and Vice Chairman in 2000. Prior to joining Thomson, Mr. Dangeard was Managing Director of SG Warburg & Co. Ltd. from 1989 to 1997, and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell, in New York and London. Mr. Dangeard also serves on the boards of RPX Corporation, RBS Group and Telenor, and on a number of advisory boards. Mr. Dangeard has previously served as a director of a variety of companies, including Atari, Crédit Agricole CIB, Eutelsat, Home Credit, Moser Baer, SonaeCom, Thomson and Electricité de France. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and from the Harvard Law School.

Director Qualifications:

•

Industry and Technology Experience – former Chairman and Chief Executive Officer of Thomson and former Deputy CEO of France Telecom; former member of the board of directors of Eutelsat and SonaeCom; member of the board of directors of RPX Corporation and Telenor.

•

Global Experience – Member of the board of directors of Telenor (Norway) and RBS Group (the United Kingdom); former Chairman and Chief Executive Officer of Thomson (France); former Deputy CEO of France Telecom (France); former member of the board of directors of Crédit Agricole CIB (France), Eutelsat (France), Electricité de France, SonaeCom (Portugal) and Moser Baer (India).

•

Leadership Experience – Managing Partner of Harcourt, former Chairman of Atari, former Chairman and Chief Executive Officer of Thomson, Deputy CEO of France Telecom, Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd.

•

Public Company Board Experience – current member of the board of directors of RPX and RBS Group and Telenor; former member of the board of directors of Eutelsat, Electricité de France, Thomson, Moser Baer and SonaeCom.

•

Business Combinations and Partnerships Experience – former Chairman and Chief Executive Officer of Thomson, Deputy CEO of France Telecom, Chairman of SG Warburg France and lawyer at Sullivan & Cromwell LLP.

•

Financial Experiences – Former Chairman of the Audit Committee of Atari, Chairman and Chief Executive Officer of Thomson, Deputy CEO of France Telecom, Chairman of the Audit Committee of Electricité de France, and former member of the Audit Committee of Moser Baer.

Mr. Hao has served as a member of our Board since March 2016 when he joined in connection with Silver Lake’s investment in Symantec. Mr. Hao is a Managing Partner and Managing Director of Silver Lake. Prior to joining Silver Lake in 2000, Mr. Hao was an investment banker with Hambrecht & Quist for almost 10 years, most recently serving as a Managing Director in the Technology Investment Banking group. Mr. Hao also serves on the board of directors of Broadcom Limited and on the board of directors of a number of private companies in Silver Lake’s portfolio. Mr. Hao graduated from Harvard College with an A.B. in Economics.

Director Qualifications:

•	Industry and Technology Experience – over 25 years of technology investment experience. Member of the board of directors of Broadcom and numerous private technology companies.

•	Global Experience – Extensive experience investing in large global businesses; established Silver Lake’s Asia business.

•	Leadership Experience – Managing Partner and Managing Director of Silver Lake; member of the board of directors of Broadcom.

•	Public Company Board Experience – current member of the board of directors of Broadcom.

•	Business Combinations and Partnerships Experience – Managing Partner and Managing Director of Silver Lake Partners; former investment banker with Hambrecht & Quist.

•	Financial Experiences – over 25 years of investment experience in complex transactions.

Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of the Board of Katapult Studio (formerly Kandu), a children’s software company, since April 2013, and was acting Chief Executive Officer from October 2014 to May 2015. Ms. Laybourne was the Chairman of the Board of Defy Media, LLC, a media company, from November 2010 to April 2015. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007 when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, Ms. Laybourne was President of Disney/ABC Cable Networks where she was responsible for overseeing cable programming for the Walt Disney Company and ABC. Ms. Laybourne is also a member of the board of directors of three private companies in addition to Katapult Studio. She earned a bachelor of arts degree in art history from Vassar College and a master of science degree in elementary education from the University of Pennsylvania.

Director Qualifications:

•

Leadership Experience – Chairman of Katapult Studio, Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC, former President of Disney/ABC Cable Networks, former President of Nickelodeon and former Vice Chairman of MTV Networks.

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

Director Qualifications:

•

Industry and Technology Experience – former co-Chief Executive Officer of McKesson HBOC, Inc., former Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Leadership Experience – former co-Chief Executive Officer of McKesson HBOC, Inc., Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•	Public Company Experience – Member of the board of directors of Corcept Therapeutics and Lead Director at Adamas Pharmaceuticals; former member of the board of Tercica Incorporated.

•

Business Combinations and Partnerships Experience – former Co-Chief Executive Officer of McKesson HBOC, Inc., former Chief Executive Officer of iMcKesson LLC, various executive roles at McKesson Corporation, Principal at McKinsey & Co.

•

Financial Experiences – former roles at McKesson HBOC, serves on the Audit Committee of Adams Pharmaceuticals, the Investment Committee of the Schwab/Laudus fund family and served on the Audit Committee of Tercica Incorporated.

Mr. Miller has served as a member of our Board since September 1994. Mr. Miller is President and CEO, International Automotive Components (IAC) Group, a global supplier of automotive components and systems. He is also the Chairman of the Board of MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. He served as Chairman of the Board of American International Group (AIG), an insurance and financial services organization, from July 2010 to June 2015. Mr. Miller served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, from February 2012 to February 2013. He served as Executive Chairman of Delphi Corporation, an auto parts supplier from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, Mr. Miller was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012; Delphi Corporation and certain of its subsidiaries filed voluntary petitions for reorganization under the USBC in October 2005; and Federal Mogul Corporation and Bethlehem Steel Corporation and certain of their subsidiaries, filed voluntary petitions for reorganization under the USBC in October 2001. Mr. Miller is also a member of the board of directors of AIG, Dow Chemical and two private companies in addition to MidOcean Partners. In addition to his executive roles, Mr. Miller has previously served as a director of a variety of companies, including UAL Corporation, WL Ross Holding Corp., Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc. Mr. Miller earned a degree in economics from Stanford University, a law degree from Harvard Law School and a master’s of business administration, majoring in finance from Stanford Business School.

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

•

Public Company Board Experience – serves on the board of directors of AIG and Dow Chemical; served on the boards of directors of UAL Corporation, WL Ross Holding Corp., Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc.

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

Ms. Sands has served as a member of our Board since October 2013. Ms. Sands served as Group Managing Director, Head of Change Leadership and a member of the Wealth Management Americas Executive Committee of UBS Financial Services, a global financial services firm, from April 2012 to September 2013. She was Group Managing Director and Chief Operating Officer of Wealth Management Americas at UBS Financial Services from April 2010 to April 2012. Prior to that, Ms. Sands was a Transformation Consultant at UBS Financial Services from October 2009 to April 2010. Prior to joining UBS Financial Services, Ms. Sands was Managing Director, Head of Transformation Management at Citigroup’s Global Operations and Technology organization. Ms. Sands also held several leadership positions with RBC Financial Group and CIBC. Ms. Sands is on the board of directors of ServiceNow, Inc. and Pure Storage, Inc. She received a bachelor’s degree in physics and applied mathematics from The Queen’s University of Belfast, Northern Ireland, a doctorate in atomic and molecular physics from The Queen’s University of Belfast, Northern Ireland and a master’s degree of science in public policy and management from Carnegie Mellon University.

Director Qualifications:

•	Industry and Technology Experience – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

•	Global Experience – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

•	Leadership Experience – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

•	Public Company Board Experience – serves on the board of directors of ServiceNow, Inc. and Pure Storage, Inc.

•	Financial Experiences – former Managing Director and Chief Operating Officer and various executive positions of global financial services firms.

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

•	Global Experience – President and Chief Executive Officer of PayPal Holdings and former Group President of American Express.

•

Leadership Experience – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•	Public Company Board Experience – member of the board of directors of Flextronics International Ltd.; former member of the board of directors of Virgin Mobile USA.

•	Business Combinations and Partnerships Experience – President and Chief Executive Officer of PayPal; former Chief Executive Officer of Virgin Mobile USA.

•

Financial Experiences – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express, former President, Prepaid Group of Sprint Nextel Corporation, former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

Mr. Unruh has served as a member of our Board since July 2005 following the acquisition of Veritas. Mr. Unruh had served on Veritas’ board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in June 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller, and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the board of directors of Heidrick & Struggles International, Inc., Aconex Ltd., which is traded on the Australian Stock Exchange, and a private company. Mr. Unruh is a certified public accountant.

Director Qualifications:

•	Global Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Leadership Experience – former Vice Chairman and various executive positions of Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience – member of the board of directors of Heidrick & Struggles International Inc.; former member of the board of directors of Move, Inc. and URS Corporation

•	Business Combinations and Partnerships Experience – former board member of Veritas Corporation, Move, Inc. and URS Corporation.

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

Director Qualifications:

•	Industry and Technology Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Global Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Leadership Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Public Company Board Experience – member of the board of directors of Ecolab, Inc. and Wells Fargo & Company.

•	Financial Experiences – serves on the Audit Committees of Ecolab, Inc. and Wells Fargo & Company.

Summary of Director Qualifications and Experience

	Brown	Dangeard	Hao	Laybourne	Mahoney	Miller	Sands	Schulman	Unruh	Vautrinot
Industry and Technology Expertise	✓	✓	✓		✓		✓	✓	✓	✓
Global Expertise	✓	✓	✓			✓	✓	✓	✓	✓
Leadership Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Business Combinations and Partnerships Experience	✓	✓	✓	✓	✓	✓		✓	✓
Financial Expertise	✓	✓	✓		✓	✓	✓	✓	✓	✓
Diversity			✓	✓			✓			✓

Our Executive Officers

The names of our current executive officers, their ages as of July 1, 2016, and their positions are shown below.

Name	Age	Position
Michael A. Brown	57	Chief Executive Officer
Amy L. Cappellanti-Wolf	51	Senior Vice President and Chief Human Resources Officer
Mark S. Garfield	45	Senior Vice President and Chief Accounting Officer
Ajei S. Gopal	54	Interim President and Chief Operating Officer
Francis C. Rosch	52	Executive Vice President, Norton Business Unit
Thomas J. Seifert	52	Executive Vice President and Chief Financial Officer
John Sorensen	51	Senior Vice President, Global Enterprise Sales
Scott C. Taylor	52	Executive Vice President, General Counsel and Secretary
Balaji Yelamanchili	54	Executive Vice President and General Manager, Enterprise Security

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

Dr. Gopal has served as our Interim President and Chief Operating Officer since April 2016. He is currently on leave from Silver Lake, where he has served as an Operating Partner since April 2013. He served as our Executive Vice President and Chief Technology Officer from February 2006 to July 2006 and as Senior Vice President, Global Technology and Corporate Development from September 2004 to February 2006. Prior to joining Silver Lake, Dr. Gopal served as Senior Vice President and General Manager, Software Products at Hewlett-Packard Company from 2011 through April 2013. Before joining Hewlett-Packard Company, he served in various positions at CA Technologies, Inc. from 2006 to 2011, including most recently as Executive Vice President of the Technology and Development Group. Earlier, Dr. Gopal served as Chief Executive Officer and a member of the board of directors of ReefEdge Networks, a wireless LAN systems company he co-founded in 2000. Before that, he worked at IBM from 1991 to 2000, initially at IBM Research, and later in IBM’s Software Group. He began his career as a member of the technical staff at Bell Communications Research. Dr. Gopal currently serves on the board of directors of ANSYS Inc., an engineering software company. He holds a bachelor’s degree in engineering from the Indian Institute of Technology in Bombay and a doctorate degree in computer science from Cornell University.

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

Mr. Sorensen has served as our Senior Vice President, Global Enterprise Sales since April 2016. From April 2013 through April 2016, Mr. Sorensen served as our Vice President – America Sales. From April 2007 to March 2013, Mr. Sorensen served as our Area Director – East, and from October 2005 to March 2007, he served as an Area Manager. Prior to joining Symantec, Mr. Sorensen served in several sales management roles with RSA Security and McAfee.

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

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal year 2016.

Code of Conduct

We have adopted a code of conduct that applies to all of our Board members, officers and employees. Our Code of Conduct is posted on the Investor Relations section of our website located at investor.symantec.com, by clicking on “Corporate Governance” and then “Code of Conduct”. Any amendments or waivers of our Code of Conduct pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

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

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis describes the material elements of Symantec’s executive compensation program for fiscal 2016. For fiscal 2016, our named executive officers, or NEOs, include the following current officers:

•	Michael A. Brown, Chief Executive Officer (*)

•	Thomas J. Seifert, Executive Vice President and Chief Financial Officer

•	Balaji Yelamanchili, Executive Vice President and General Manager, Enterprise Security

•	Scott C. Taylor, Executive Vice President, General Counsel and Corporate Secretary

•	Francis C. Rosch, Executive Vice President, Norton Business Unit

(*)	Mr. Brown also served as our President through April 28, 2016; in April 2016, we announced that we were initiating a Chief Executive Officer transition process and that Mr. Brown will serve in as our Chief Executive Officer through a period of time ending not later than October 28, 2016. On June 12, 2016, we announced that Blue Coat’s Chief Executive Officer, Gregory Clark, will replace Mr. Brown as our CEO, and join our Board, at the closing of the Blue Coat Acquisition.

Our Compensation Philosophy and Practices

The overriding principle driving our compensation programs continues to be our belief that it benefits our employees, customers, partners and stockholders to have management’s compensation tied to our current and long-term performance. The following factors demonstrate our continued commitment to pay-for-performance and to corporate governance best practices:

•

Payouts based on Performance. We reward performance that meets our predetermined goals. Our compensation plans do not have guaranteed payout levels, and our named executive officers do not receive any payouts under performance-based cash or equity awards if the goals are not met. Our compensation plans are also capped to discourage excessive or inappropriate risk-taking by our executive officers.

•

PRUs; no Options. We continue to grant performance-based restricted stock units (“PRUs”) to our named executive officers as a regular part of our annual executive compensation program. We do not award any stock options to our executives.

•

Metrics correspond to Stockholder Value. Our various incentive plans use multiple, non-duplicative measures that correlate to stockholder value, such that no single metric is overly emphasized in determining payouts.

•

Relevant Peer Groups. Our peer group consists primarily of businesses with a focus on software development, or software and engineering-driven companies that compete with us for talent. Our peer group companies are comparable to us in terms of complexity, global reach, revenue and market capitalization. We reevaluate our peer group on an annual basis.

•

Meaningful Stock Ownership Guidelines for Executives. We have long-standing stock ownership guidelines for our named executive officers, requiring them to hold a significant minimum value in shares such that they have a material financial stake in our company, thereby further aligning the interests of our executive officers with those of our stockholders. We also prohibit the sale of any shares (except to meet tax withholding obligations) if doing so would cause them to fall below the required ownership levels.

•	Annual Say-on-Pay Vote Held. We seek stockholder feedback on our executive compensation through an annual advisory vote and through ongoing stockholder engagement.

•	No Gross-ups Permitted. We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code, as amended (the “Code”).

•	Limited Severance. We limit any potential cash severance payments to not more than 1x our executive officers’ total target cash compensation and 3x our CEO’s total target cash compensation.

•

Clawback Provisions. We have clawback provisions in all of our executive compensation plans (providing for the return of any excess compensation received by an executive officer if our financial statements are the subject of a restatement due to error or misconduct).

•

Short-selling Prohibited. Our executive officers are prohibited from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities, and are also prohibited from pledging their Symantec stock.

•	Stockholder approval required for Repricing or Exchanges. Our equity incentive plan prohibits the repricing or exchange of equity awards without stockholder approval.

Summary of Compensation Matters During Fiscal 2016

Business Changes in Fiscal 2016

The developments we experienced in fiscal 2016 were in many ways a product of the framework for company transformation we set in fiscal 2015:

•

On January 29, 2016, we completed the previously-announced sale of our Veritas information management business to Veritas Holdings Ltd., an entity formed and controlled by an affiliate of the private equity firm The Carlyle Group, allowing us to focus on cybersecurity (the “Veritas Sale”). Two of our former executive officers joined the Veritas executive team during fiscal 2016 in connection with this sale.

•

On February 3, 2016, we entered into an investment agreement with the private equity firm Silver Lake pursuant to which Silver Lake made a $500 million strategic investment in Symantec in March 2016 and Kenneth Hao of Silver Lake joined our Board.

•

In an effort to strengthen our commitment to return capital to our stockholders as a result of the Veritas and Silver Lake transactions, our Board announced a total capital return program of $5.5 billion which we began implementing in fiscal 2016 through the following actions: (a) we paid a $4.00 per share special dividend in March 2016, resulting in declared and paid aggregate cash dividends of $3.0 billion, or $4.60 per common share, for fiscal 2016 after taking into account payment of our regular quarterly dividends; (b) we returned to stockholders nearly $368 million through the repurchase of 17 million shares of our common stock in open market transactions; and (c) we made upfront payments of $1.5 billion under accelerated stock repurchase agreements we entered into in November 2015 and March 2016 and received and retired, through April 1, 2016, 67.3 million shares of our common stock thereunder.

•

In connection with our increased focus on cybersecurity and our operational improvement plan, we also announced a cost reduction initiative in fiscal 2016, targeting net cost savings of approximately $400 million to be achieved by the end of fiscal 2018.

•

In fiscal 2017 we announced a CEO transition process pursuant to which Michael Brown will serve as our CEO through a period of time ending not later than October 28, 2016 (the “CEO Transition”). On June 12, 2016, we subsequently announced that we had entered into a definitive agreement under which Symantec will acquire Blue Coat, Inc. (the “Blue Coat Acquisition”) and that its CEO, Greg Clark, will replace Mr. Brown as our CEO and be appointed and join our Board at the closing of the transaction.

•

In connection with the Blue Coat Acquisition, we also announced on June 12, 2016 that at the closing of the Blue Coat Acquisition (i) Silver Lake had agreed to make an additional $500 million investment in Symantec, doubling its investment in Symantec to $1 billion, (ii) Bain Capital had agreed to make an investment of $750 million in convertible notes in the Company, and (iii) David Humphrey, a managing director of Bain Capital Private Equity, would be appointed to our Board.

Financial and Compensation Metrics, Performance Achievement and Incentive Plan Earnings

During fiscal 2016, we used three core financial operating metrics as well as total shareholder return (“TSR”) relative to the S&P 500 to assess company performance and determine incentive compensation amounts earned by our executives. The operating metrics used in our executive compensation programs are: non-GAAP operating income, non-GAAP revenue and non-GAAP earnings per share (“EPS”). These metrics were selected because we believe they are closely correlated with enterprise value for companies in our sector and promote the appropriate behaviors for our leadership team while driving company performance. For a significant portion of the long-term equity incentive compensation component of our core executive compensation program, we also used two other metrics that more directly align the interests of our executive officers to those of our stockholders: our stock price and TSR ranking for our company as compared to the S&P 500. Finally, individual performance was a factor in the potential annual incentive awards of our named executive officers under our Executive Annual Incentive Plan.

For fiscal 2016, our Compensation Leadership and Development Committee (“Compensation Committee”) anticipated the spinoff of the Veritas business in establishing the achievement of our operating metrics under our performance-based compensation plans. Although the planned spinoff of Veritas instead became the Veritas Sale, the general timing of the separation remained the same and no significant changes to the metrics were needed and performance was assessed thereunder. Under our fiscal 2016 executive annual incentive plans (the “FY16 Executive Annual Incentive Plans”), we analyzed performance as follows: for the first three quarters of fiscal 2016, non-GAAP revenue and non-GAAP operating income were measured as a combined Symantec/Veritas company; for the fourth quarter of fiscal 2016, these metrics were measured as to Symantec only. For purposes of the fiscal 2016 PRU grants, the fiscal 2016 EPS performance metric was based solely on the combined Symantec/Veritas EPS achievement for the first three quarters of fiscal 2016. Our Compensation Committee believed the assessment of performance for the first three quarters of fiscal 2016 as a combined company allowed for the most equitable assessment of performance for this metric in light of the anticipated separation.

For our fiscal 2016 incentive plans, performance and resulting earning levels are as follows:

Incentive Plan		Fiscal 2016 Performance		Incentive Award Outcome

FY16 Executive Annual Incentive Plans	•	For the first three quarters of fiscal 2016, as a combined Symantec/Veritas company, our non-GAAP operating income(1) was 91.4% of the targeted performance level, and our non-GAAP revenue(1) was 96.6% of the targeted performance level.	•

For the first three quarters of fiscal 2016, as a combined Symantec/Veritas company, our non-GAAP operating income(1) metric funded at 48.2% of target and non-GAAP revenue(1) funded at 79.8% of target.

			•	For the fourth quarter of fiscal 2016
	•	For the fourth quarter of fiscal 2016 for Symantec alone, our non-GAAP operating income(1) was 89.4% of the targeted performance level which was below the 90% threshold level and our non-GAAP revenue(1) was 95.1% of the targeted performance level.		for Symantec alone, our non-GAAP operating income(1) metric funded at 0% of target and non-GAAP revenue(1) funded at 70.4% of target.
			•	For fiscal 2016 in total (Symantec/Veritas for the first three quarters and Symantec alone for the fourth quarter), our total weighted average funding level was 56.8%.
			•	Our named executive officers received individual performance ratings of 50% - 140% that resulted in total payouts of 28-80% of target.

Fiscal 2016 PRU Grants	•	For the first three quarters of fiscal 2016, as a combined Symantec/Veritas company, our non-GAAP EPS(1) was 88.7% of our targeted performance level.	•	81.2% of the targeted number of shares are eligible to be earned, subject to modification on final shares earned based on Symantec’s 1- and 2-year relative TSR versus the S&P 500

(1)	Consistent with the presentation in our quarterly earnings releases and supplemental materials, under our executive compensation programs, we define (i) non-GAAP operating income as gross profit less operating expenses before interest and taxes, adjusted to exclude stock-based compensation expense, charges related to the amortization of intangible assets, certain other income and expense items that management considers unrelated to Symantec’s core operations, and the associated income tax effects of the adjustments; (ii) non-GAAP revenue as adjusted to exclude the EDS & NDI settlement; and (iii) non-GAAP EPS as diluted net income per share as adjusted to exclude the items described above, as well as non-cash interest expense, value-added tax refunds a tax from the China tax bureau, certain other tax benefits, and the related tax impact of these adjustments.

For purposes of calculating achievement of these metrics, consistent with the presentation of non-GAAP operating income in our quarterly supplemental materials, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

Named Executive Officer Compensation

Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy. The following are some important elements of our named executive officers’ compensation for fiscal 2016:

•

Majority of pay at risk. For fiscal 2016, approximately 93% of our CEO’s target total direct compensation was at risk and approximately 89% of the target total direct compensation for our other named executive officers, on average, was at risk.

•

Short-term incentive compensation linked directly to Symantec financial results. Our executive annual incentive compensation was structured to emphasize performance. Under the FY16 Executive Annual Incentive Plans, the named executive officers were eligible to receive performance-based incentive cash awards based on our company’s achievement of targeted non-GAAP operating income for fiscal 2016 and targeted non-GAAP revenue during fiscal 2016.

•

Long-term incentive compensation is 100% equity-based. For fiscal 2016, the long-term compensation component of our named executive officers’ compensation packages consisted entirely of long-term equity incentive awards.

•

Performance measures are designed to reward executives for results that correlate with stockholder value and that they have the ability to influence. In fiscal 2016, the cash annual incentive plan metrics were non-GAAP operating income and non-GAAP revenue, which we believe our executives have a more direct ability to affect.

“Say on Pay” Advisory Vote on Executive Compensation and Stockholder Engagement

We hold an advisory vote on executive compensation, commonly known as “Say-on-Pay,” on an annual basis. While these votes are not binding, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation programs and philosophy as disclosed in our proxy statement on an annual basis. The Compensation Committee values our stockholders’ opinions and the Board and the Compensation Committee consider the outcome of each vote when making future compensation decisions for our named executive officers. In addition to the annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation matters generally. These engagement efforts take place through telephone calls, in-person meetings and correspondence with our stockholders. For example, during fiscal 2016 we engaged in discussions with approximately 155 of our stockholders representing approximately 66% of our then actively managed stockholder base (38% of our then outstanding shares).

We have received approximately 98%, 97%, 97% and 96% of the votes cast on the advisory vote in favor of our executive compensation (in fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2015, respectively). In fiscal 2014, we received approximately 76% of the votes, which we believe was primarily due to the acceleration of all of our former CEO’s performance-contingent stock units (“PCSUs”) upon his termination in March 2014. As a result of that vote, we no longer award PCSUs and none of our named executive officers’ equity grants accelerate 100% upon termination (except in certain circumstances following a change in control as described in more detail below).

FACTORS WE CONSIDER IN DETERMINING OUR COMPENSATION PROGRAMS

We apply a number of compensation policies and analytic tools in implementing our compensation principles. These policies and tools guide the Compensation Committee in determining the mix and value of the compensation components for our named executive officers, consistent with our compensation philosophy. They include:

Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for our named executive officers emphasizes variable pay in the form of short-term cash and long-term equity awards. For cash awards, short-term results are measured by annual non-GAAP operating income, annual non-GAAP revenue and, for all our named executive officers individual performance. A significant portion of equity grants for our named executive officers are directly performance based, with base-level grants set by performance versus non-GAAP EPS targets, modified over an extended term by the achievement of the total stockholder return ranking for our company as compared to the S&P 500. The value to the employee of the remainder of the equity grants to our named executive officers depends on the company share price performance.

A Total Rewards Approach: Elements of the total rewards offered to our executive officers include base salary, short- and long-term incentives including equity awards, health benefits, and a deferred compensation program.

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

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that the Compensation Committee, based on the advice of Mercer, an outside consulting firm to the Compensation Committee, believes represent Symantec’s competition in the broader talent market. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data, which we obtain from the Radford Global Technology Survey, provides compensation information on a broader group of executives and from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

The information technology industry in which we compete is characterized by rapid rates of change and intense competition from small and large companies, and the companies within this industry have significant cross-over in leadership talent needs. As such, we compete for executive talent with leading software and services companies as well as in the broad information technology industry. We face particularly intense competition with companies located in the geographic areas where Symantec operates, regardless of specific industry focus or company size. Further, consistent with prior years, in part because we believe that stockholders measure our performance against a wide array of technology peers, for fiscal 2016 the Compensation Committee used a peer group that consists of a broad group of high technology companies in different market segments that were of a comparable size to us prior to the Veritas Sale. The Compensation Committee used this peer group, as well as other relevant market data, to evaluate named executive officer pay levels.

The Compensation Committee reviews our peer group on an annual basis, with input from Mercer, and the group may be adjusted from time to time based on, among other factors, a comparison of revenues, market capitalization, industry, peer group performance, M&A activity and stockholder input. The following criteria were used to select our updated FY16 peer group:

•	Businesses with a software development focus;

•	Similar breadth of complexity and global reach as Symantec;

•	Annual revenue of $1.5 billion - $20.0 billion;

•	Market capitalization of $4.0 billion - $61.0 billion; and

•	Software and engineering-driven companies in the Silicon Valley or elsewhere with which we compete for executive and broader talent.

Using this criteria, the Compensation Committee did not make any changes to our peer group for fiscal 2016, other than removing one company which is no longer a public company. The Compensation Committee reviewed potential changes to the peer group in fiscal 2016 in light of the then-proposed spinoff of Veritas, but determined, after taking into account the expected timeframe to complete the then-proposed spinoff, the current peer group maintained year-over-year consistency with a balance of size and comparability and that it would revisit the peer group for fiscal 2017 consistent with past practice. The following companies were used in setting the compensation for our named executive officers for fiscal 2016:

Fiscal 2016 Symantec Peer Group
Activision Blizzard, Inc.	eBay Inc.	Nuance Communications, Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	salesforce.com, inc.
Autodesk, Inc.	EMC Corporation	Synopsys, Inc.
CA, Inc.	Intuit Inc.	VMware, Inc.
Citrix Systems, Inc.	NetApp, Inc.	Yahoo! Inc.

The Compensation Committee uses these peer companies for comparative purposes, as discussed above. In fiscal 2016, compensation for individual executive officers was not dependent on how we performed relative to these peers with respect to particular financial metrics. Further information regarding the financial results and performance of the peer companies may be found in periodic reports the companies file with the SEC.

The Compensation Committee reviewed and revised our peer group for fiscal 2017 in light of our reduced revenue size and increased focus on security software after the Veritas Sale. As these changes were made prospectively, they had no impact on compensation decisions for fiscal 2016. The following criteria were used to select our updated peer group to be used to evaluate named executive officer pay levels in connection with setting compensation for fiscal 2017:

•	Business with software development focus including security related businesses where possible;

•	Similar breadth, complexity and global reach as Symantec; and

•	Annual revenue 0.5x to 2.x as a starting point but including companies based on an assessment of geography, engineering focus and executive talent competition landscape.

The Compensation Committee selected the following companies as our fiscal 2017 peer group:

Fiscal 2017 Symantec Peer Group
Activision Blizzard, Inc.	eBay Inc.	PayPal Holdings, Inc.*
Adobe Systems Incorporated	Electronic Arts Inc.	Red Hat Inc.*
Autodesk, Inc.	FireEye, Inc.*	salesforce.com, inc.
Akamai Technologies Inc.*	Intuit Inc.	Synopsys, Inc.
CA, Inc.	LinkedIn Corporation*	VMware, Inc.
Citrix Systems, Inc.	Palo Alto Networks Inc.*	Yahoo! Inc.

*	Denotes companies added for fiscal 2017.

EMC, NetApp and Nuance Communications were removed from our FY17 peer group as a result of the application of our new criteria.

Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured so that a large portion of their total direct compensation is paid based on the performance of our company (modified by individual achievement). In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, individual performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and our other named executive officers (including base salary, target annual bonus, and the value of vested and unvested equity awards actually or potentially issued).

The percentage of an executive officer’s compensation opportunity that is “at-risk,” or variable instead of fixed, is based primarily on the officer’s level of influence at Symantec. Executive officers generally have a greater portion of their pay at risk through short- and long-term incentive programs than the rest of our employee population because of their relatively greater responsibility and ability to influence our company’s performance. Typically, a higher proportion of the CEO’s compensation opportunity is at-risk relative to our other named executive officers because of the nature of his role and ability to influence our company’s performance. As illustrated by the following charts, for fiscal 2016, approximately 93% of our CEO’s target total direct compensation (sum of base salary, target annual incentive and grant date fair value of equity award) was at-risk, and on average approximately 89% of our other named executive officers’ compensation opportunity was at-risk.

Form and Mix of Long-Term Equity Incentive Compensation: The long-term equity incentive compensation component of our regular annual executive compensation program consists of PRUs and RSUs for all of our named executive officers. The Compensation Committee’s allocation between these two forms of equity is designed to strike the appropriate balance between performance and retention for long-term equity incentive awards.

For fiscal 2016, our CEO received approximately 73% of the value of his target annual equity incentive award in the form of PRUs and 27% in RSUs. Other named executive officers, received on average, approximately 63% of the target annual equity incentive award in the form of PRUs and 37% in RSUs. We view the meaningfully higher weighting of PRUs for the CEO and lower weighting of base salary as part of total direct compensation, as compared to the weighting for the other name executive officers, to be appropriate given both the level of total direct compensation and the broader level of influence over company performance associated with the CEO role.

The percentages described above (and other percentage-based equity award values discussed below) are based on the grant date fair value of the shares of common stock underlying the RSUs, and the grant date fair value of the PRUs at the target level award size. The awards made to our named executive officers, other than the CEO, are determined by the Compensation Committee after reviewing recommendations made by the CEO. In determining its recommendations to the independent directors of the Board (in the case of CEO compensation) and in making compensation decisions with respect to other named executive officers, the Compensation Committee may consider factors such as the individual’s responsibilities, the individual’s performance, industry experience, current pay mix, total compensation competitiveness, long-term equity awards previously granted to the individual, retention considerations, and other factors.

Compensation Risk Assessment: The Compensation Committee, in consultation with Mercer, has conducted its annual risk analysis of Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on Symantec.

COMPENSATION COMPONENTS

The major components of compensation for our named executive officers during fiscal 2016 were: (i) base salary, (ii) short-term cash incentive awards, and (iii) long-term equity incentive awards.

I. Base Salary

The Compensation Committee reviews the named executive officers’ salaries annually as part of its overall competitive market assessment and may make adjustments based on talent, experience, performance, contribution levels, individual role, positioning relative to market, and our overall salary budget. The independent members of the Board review the CEO’s salary in executive session (i.e., without any executives present), and changes are considered in light of market pay assessments and the Board’s annual CEO performance evaluation, in each case without the participation of our CEO. In setting the base salaries for the other named executive officers, the Compensation Committee also considers the recommendations of the CEO based upon his annual review of their performance. Although the Compensation Committee takes into account the factors and information described above during its review and determination of the base salary for each executive officer, it does not assign a specific weight to any element and does not measure individual performance against an objective standard in the evaluation of an executive officer’s base salary. Instead, these reviews and determinations are based on the Compensation Committee’s subjective judgment taking into account all available information, including the competitive market assessment.

The following table presents each named executive officer’s base salary for fiscal 2016 as compared to fiscal 2015:

Name of NEO	FY15 Annual Salary ($)		Change in Salary	FY16 Annual Salary ($)	Description
Michael A. Brown	1,000,000	(1)	0%	1,000,000	Mr. Brown did not receive a base salary increase in fiscal 2016, as it was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation.
Thomas J. Seifert	720,000		0%	720,000	Mr. Seifert did not receive a base salary increase in fiscal 2016, as it was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation.
Balaji Yelamanchili	700,000	(2)	0%	700,000	Mr. Yelamanchili did not receive a base salary increase in fiscal 2016, as it was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation.
Scott C. Taylor	575,000		4.35%	600,000	Mr. Taylor received a 4.35% increase in base salary as part of his annual review in consideration of his performance and contributions.
Francis C. Rosch	440,000	(3)	19.3%	525,000	Mr. Rosch received a 19.3% increase in base salary as part of his annual review in consideration of his performance and contributions.

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

II. Executive Annual Incentive Plan

The Executive Annual Incentive Plans for our executive officers was adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2013. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentives designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To align our senior executives’ incentive awards with key drivers of the Company’s financial performance, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee typically measures the achievement of named executive officers against individual performance targets as well.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using the various inputs described below. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2016:

Name of NEO	FY16 Target % of Base	FY16 Target ($)
Michael A. Brown	150	1,500,000
Thomas J. Seifert	100	720,000
Balaji Yelamanchili	125	875,000
Scott C. Taylor	70	415,758
Francis C. Rosch	80	403,515

In general, the award opportunities for fiscal 2016 were determined based on the relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer.

At the time award opportunities are established, there is no assurance that the amount of the target awards will be realized. As explained below, each named executive officer must achieve threshold performance for each metric established in the named executive officer’s executive annual incentive plan to receive any payment for such metric. The payout under the Executive Annual Incentive Plans is also capped at different levels based on the relevant performance metric.

Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are established within the first 90 days of each plan year. Our management develops goals to propose to the Compensation Committee after taking into account a variety of factors, including our historical performance, internal budgets, market and peer performance, and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary, and approves the goals, the range of performance to be rewarded, and the weighting of the goals. Following the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events that were not anticipated in establishing the performance measures), determines the extent of achievement and approves the payment of annual cash incentives, if warranted.

The FY16 Executive Annual Incentive Plans were funded by two primary measures: non-GAAP operating income and non-GAAP revenue. We used the above performance metrics because:

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

The non-GAAP operating income metric was also selected because it can be measured at various sub-business unit levels within our company.

The determination of achievement of the non-GAAP operating income and non-GAAP revenue metrics is formulaic, while the individual performance metric is determined based on a qualitative evaluation of the individual’s performance against pre-established objectives with input from our CEO. In rating the individual’s performance, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers are made solely by the Compensation Committee. Although the Compensation Committee has discretion to adjust awards as appropriate, it did not exercise such discretion for fiscal 2016.

For the non-GAAP operating income and non-GAAP revenue metrics: (a) at the threshold achievement level of 90% of target, the funding level is 40%; (b) above the threshold achievement level, the funding level increases incrementally, up to a funding level of 100% at a target achievement level of 100%; (c) above the target achievement level, funding increases incrementally, up to a cap of a 200% funding based on a maximum achievement level of at least 106.5% of target; and (d) there is zero funding below the threshold achievement level of 90%. The non-GAAP operating income and non-GAAP revenue metrics are tested and funded independently of each other and are weighted equally. With the exception of our CEO, the actual individual payouts are further modified based on the individual performance factor generally in the range of 0-140% (35-140% for FY16) based on the performance achievement against pre-established goals for the fiscal year. The following illustrates the calculation used to determine the individual payout amount, if any:

The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and the relative funding levels at each level under the FY16 Executive Annual Incentive Plans:

	Non-GAAP Operating Income (%)	Non-GAAP revenue (%)	Individual Performance Modifier (%)	Total Payout as a Percentage of Target (%)
Threshold	40	40	35	14
Target	100	100	100	100
Maximum	200	200	140	280

Non-GAAP operating income and non-GAAP revenue performance targets were established based on a range of inputs without giving effect to the then-proposed spinoff of Veritas, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets, and market expectations.

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

The CEO evaluates the level of each named executive officer’s performance against the pre-determined goals following the end of fiscal year and then makes a recommendation to the Compensation Committee. The Compensation Committee then reviews the CEO’s compensation recommendations for the other named executive officers, makes any appropriate adjustments, and approves their compensation, if warranted.

Achievement of Fiscal Year 2016 Performance Metrics:

As presented in the tables below, the Compensation Committee designed and established the operating metric under the FY16 Executive Annual Incentive Plans to take into account the then-anticipated Veritas spinoff. Although the planned spinoff of Veritas instead became the Veritas Sale in fiscal 2016, the general timing of the separation remained the same and no change was made to the original design and the Compensation Committee assessed achievement thereunder accordingly. For the first three fiscal quarters of fiscal 2016, achievement was based on the combined Symantec and discontinued operations (Veritas) results, as legal separation of Veritas occurred on January 29, 2016. For the fourth quarter of fiscal 2016, achievement was based only on Symantec’s performance.

Fiscal 2016 Q1-Q3 Period (Symantec + Veritas)

	Target (in millions)	Actual (in millions)	Achievement	Funding
Operating Income	$1,397	$1,276	91.4%	48.2%
Revenue	$4,690	$4,532	96.6%	79.8%
Q1-Q3 Funding				64.0%

Fiscal 2016 Q4 Period (Symantec Only)

	Target (in millions)	Actual (in millions)	Achievement	Funding
Operating Income	$244	$219	89.4%	0.0%
Revenue	$926	$880	95.1%	70.4%
Q4 Funding				35.2%

64% (Q1-Q3 Funding) x 75% + 35.2% (Q4 Funding) x 25% = 56.8% (Fiscal 2016 Funding)

For fiscal 2016, the individual performance payout level for our named executive officers reflected performance assessment as measured by the objectives for the key areas described above. Our named executive officers’ fiscal 2016 annual incentive payout level by performance metric, total payout as percentage of target opportunity and total payout amounts are provided in the table below:

	Weighted Average Non-GAAP Operating Income Funding & Non-GAAP revenue Funding (%)	Individual Performance Modifier Funding (%)	Total Payout as % of Target Opportunity (%)	Payout Amount ($)
Michael A. Brown	56.8	n/a	56.8	852,000
Thomas J. Seifert	56.8	110	62.5	449,856
Balaji Yelamanchili	56.8	50	28.4	248,500
Scott C. Taylor	56.8	120	62.5	283,380
Francis C. Rosch	56.8	140	79.5	320,875

III. Equity Incentive Awards

The primary purpose of our equity incentive awards is to align the interests of our named executive officers with those of our stockholders by rewarding the named executive officers for creating stockholder value over the long term. By compensating our executives with equity incentive awards, our executives hold a stake in Symantec’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of Symantec. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in the highly competitive market for talent in which we compete.

Our 2013 Equity Incentive Plan provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including PRUs). For fiscal 2016, the equity incentive component of our executive compensation program consisted of PRUs and RSUs for all of our named executive officers. We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2016, two of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

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

As discussed below, the Compensation Committee believes that for fiscal 2016, a mix of PRUs and time-vested RSUs is the appropriate long-term equity incentive for named executive officers. For fiscal 2016, approximately 73% of our CEO’s equity incentive award value was granted in the form of PRUs and approximately 27% in the form of RSUs, reflecting our philosophy to allocate a significantly larger portion of the value of the CEO’s target total long-term equity incentive award in the form of PRUs than time-vested RSUs. We maintained our philosophy to allocate significantly larger portion of the value of the target total long-term equity incentive award in the form of PRUs than time-vested RSUs with our other named executive officers as well. On average 63% of the other named executive officers’ equity incentive award value was granted in the form of PRUs and approximately 37% in the form of RSUs.

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

Shares of our stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2016 as part of the annual review process provide that each award vests in three installments: 30% in June 2016, 30% in June 2017 and 40% in June 2018. (Details of RSUs granted to our named executive officers in fiscal 2016 are disclosed in the Grants of Plan-Based Awards table on page 34 and summarized in the last table within the next subsection below.)

Performance-based Restricted Stock Units (PRUs): The Compensation Committee grants PRUs in furtherance of our pay for performance philosophy. Our Compensation Committee established this program to enhance our pay for performance culture with a component directly linked to our total stockholder return over two- and three-year periods. Unlike our RSU awards, the shares underlying the PRUs awarded for fiscal 2016 are eligible to be earned only if we achieve a threshold of non-GAAP EPS. For the reasons discussed in the summary section of this CD&A, due to the Veritas Sale, the fiscal 2016 payout level was based on the combined Symantec/Veritas non-GAAP EPS achievement for the first three quarters of fiscal 2016. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of fiscal 2017 and fiscal 2018, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. If any target shares become eligible (the “eligible shares”) to be earned in fiscal 2017 and fiscal 2018 as a result of achievement of the non-GAAP EPS metric for fiscal 2016, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the two years ended March 31, 2017 and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned on March 31, 2017 if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the three years ended March 30, 2018. Subject to certain exceptions (including acceleration of vesting upon a change in control of our company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2018), and the named executive officer must be employed by us at the end of such period in order to vest in the award. The following table summarizes the foregoing discussion of threshold, target and maximum performance levels and payouts at each level:

	EPS Performance as a Percentage of Target (%)	EPS Payout as a Percentage of Target (%)	TSR Percentile Rank against S&P500	TSR Payout as a Percentage of Target (%)
Threshold Level Payout %	70%	50%	35th	50%
Target Level Payout %	100%	100%	50th	100%
Maximum Payout %	120%	133%	75th	150%

For the first three fiscal quarters of fiscal 2016, our non-GAAP EPS target under the PRUs was $1.46 per share. The Compensation Committee determined that we achieved 88.7% of this metric, resulting in 81.2% of the target shares becoming eligible to be earned based on achievement of the multi-year relative TSR performance goals under the PRUs. Pursuant to the terms of these awards, each named executive officer will be eligible to receive at least half of the eligible shares if he remains employed by Symantec through the last day of fiscal 2018 even if we fail to achieve those TSR performance goals (median of S&P 500), and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met.

Below is the summary of our PRU performance metrics achievements since fiscal 2014. The PRU awards granted in fiscal 2014 finished the 3-year performance period at the end of fiscal 2016 resulting in an overall payout of 61.25% of the target award level.

	Non-GAAP EPS		2-Year TSR		3-Year TSR
Grant Year	Performance as % of Target	Eligible Shares as % of Target Shares	S&P 500 Percentile Ranking	Payout as % of Target	S&P 500 Percentile Ranking	Payout as % of Target	Overall Payout
Fiscal 2014 Award	99.0%	98.0%	11th	50%	14th	50%	61.25%
Fiscal 2015 Award	99.8%	98.3%	53rd	106%	TBD
Fiscal 2016 Award	88.7%	81.2%	TBD

The following table summarizes the number of shares granted in fiscal 2016, value of each award and the total value of the equity awards for each named executive officer as of the Grant Date (all values of restricted stock unit awards are based upon the closing price for a share of our common stock of $23.78 on June 10, 2015).

Name of NEO	Target PRUs (#)	PRU Value at Grant Date ($)	RSUs (#)	RSU Value at Grant Date ($)	Total Target Equity Incentive Awards Value at Grant Date($)
Michael A. Brown	335,436	9,067,506	143,758	3,417,846	12,485,352
Thomas J. Seifert	107,819	2,914,563	71,879	1,708,923	4,623,486
Balaji Yelamanchili	119,799	3,238,407	79,866	1,898,814	5,137,221
Scott C. Taylor	71,879	1,943,033	47,919	1,139,274	3,082,307
Francis C. Rosch	119,799	3,238,407	79,866	1,898,814	5,137,221

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2016, our gross burn rate was 2.167%, our net burn rate was 0.237%, and our overhang was 12.02%.

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

As part of its engagement in fiscal 2016, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our executive and director compensation programs, the design of awards and proposed performance metrics and opportunity ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $192,000 for executive compensation services in fiscal 2016. In addition, with the Compensation Committee’s approval, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $5.532 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

The Compensation Committee establishes our compensation philosophy, approves our compensation programs and solicits input and advice from several of our executive officers and Mercer. As mentioned above, our CEO provides the Board and the Compensation Committee with feedback on the performance of our executive officers and makes compensation recommendations (other than with respect to his own compensation) that go to the Compensation Committee for their approval. Our CEO, Chief Human Resources Officer and General Counsel regularly attend the Compensation Committee’s meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding Symantec’s performance, and other advice specific to their areas of expertise. In addition, at the Compensation Committee’s direction, Mercer works with our Chief Human Resources Officer and other members of management to obtain information necessary for Mercer to make their own recommendations as to various matters as well as to evaluate management’s recommendations.

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

Change of Control and Severance Arrangements: The vesting of certain stock options, RSUs and PRUs held by our named executive officers will accelerate if they experience an involuntary (including constructive) termination of employment under certain circumstances. For additional information about these arrangements, including arrangements pertaining to Mr. Brown in connection with the CEO Transition, see “—Other Benefits—Change of Control and Severance Arrangements” below and “Potential Payments Upon Termination or Change in Control,” below.

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

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $150,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. None of our named executive officers participated in this plan during fiscal 2016. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2016,” on page 36.

Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. In addition, Mr. Seifert received reimbursement for certain relocation expenses associated with his move to the San Francisco Bay Area in 2014, a portion of which was paid to him in fiscal 2015 and fiscal 2016. The Compensation Committee provides certain perquisites because it believes they are for business-related purposes or are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 31).

Change of Control and Severance Arrangements: Our Executive Retention Plan provides (and, in the case of PRUs, the terms of the PRUs provide) participants with double trigger acceleration of equity awards and, if applicable, become immediately exercisable, where equity vesting and exercisability is accelerated only in the event the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of our company (as defined in the plan). In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period.

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

In connection with the CEO Transition and in consideration for the role Mr. Brown would play in connection with the CEO Transition, we amended Mr. Brown’s employment agreement in April 2016 to provide him with, among other things, the cash severance and equity acceleration benefits to which he would have been entitled under his employment agreement, prior to its amendment, had he been involuntarily terminated or resigned for Good Reason (as defined in his amended employment agreement), and ensures that he will be entitled to receive his existing compensation through the October 28, 2016, even if he terminates earlier. We anticipate Mr. Brown will be entitled to certain of these benefits upon the closing of the Blue Coat Acquisition. For more information on these benefits, see “Potential Payments Upon Termination or Change in Control” below.

The change in control and severance benefits described above do not influence and are not influenced by the other elements of compensation as these benefits serve different objectives than the other elements. We do not provide for gross-ups of excise tax values under Section 4999 of the Code. Rather, we allow the named executive officer to reduce the benefit received or waive the accelerated vesting of options to avoid excess payment penalties.

Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2016, are disclosed under “Potential Payments Upon Termination or Change in Control” below.

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. We have maintained stock ownership requirements for our executive officers since October 2005. For fiscal 2016, our executive officers were required to hold the following minimum number of shares:

•	CEO: 5x base salary;

•	CFO, COO and President, Products and Services: 3x base salary; and

•	Executive Vice Presidents: 2x base salary.

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

As of July 1, 2016, each of our named executive officers has reached the stated ownership requirements for fiscal 2016. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement(1) (# of shares)	Holdings as of July 1, 2016
Michael A. Brown	244,379	209,971
Thomas J. Seifert	105,572	41,374
Balaji Yelamanchili	68,426	114,096
Scott C. Taylor	58,651	161,622
Francis C. Rosch	51,320	95,132

(1)	Based on the closing price for a share of our common stock of $20.46 on July 1, 2016.

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

Deductibility by Symantec. Under Section 162(m) of the Code, we may not receive a federal income tax deduction for compensation that is not performance-based (as defined in the Section 162(m) rules) paid to the Chief Executive Officer and the next three most highly compensated executive officers (other than our Chief Financial Officer) to the extent that any of these persons receives more than $1,000,000 in nonperformance-based compensation in any one year. However, we strive to maximize the tax deductibility of our compensation awards since our philosophy is to provide the largest proportion of compensation as performance-based. While the Compensation Committee considers the deductibility of awards as one factor in determining our executive compensation, it also looks at other factors in making its executive compensation decisions and retains the flexibility to grant awards or pay compensation the Compensation Committee determines to be consistent with its goals for Symantec’s executive compensation program even if the awards may not be deductible by Symantec for tax purposes.

Tax Implications for Officers. Section 409A of the Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Section 280G of the Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change in Control” (beginning on page 36 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross-ups related to this excise tax under Code Section 4999.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2016 were Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller and Daniel H. Schulman. Kenneth Y. Hao was appointed to the Compensation Committee by the Board in fiscal 2017 on May 10, 2016. None of the members of the Compensation Committee in fiscal 2016 were at any time during fiscal 2016 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during fiscal 2016.

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

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this proxy statement. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this proxy statement and our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.

By: The Compensation and Leadership Development Committee of the Board:

Robert S. Miller (Chair)

Geraldine B. Laybourne

David L. Mahoney

Daniel H. Schulman

Kenneth Y. Hao (member since May 2016)

Summary of Compensation

The following table shows for the fiscal year ended April 1, 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal 2016 (the “named executive officers”).

Summary Compensation Table for Fiscal 2016

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Michael A. Brown Chief Executive Officer	2016	1,000,000		—		12,485,352	—	852,000	(3)	54,449	(4)	14,391,801
	2015	1,473,077	(5)	—		14,177,180	—	658,176	(6)	22,000	(7)	16,330,433
	2014	36,364	(8)	—		—	—	—		340,000	(9)	376,364

Thomas J. Seifert Executive Vice President, Chief Financial Officer	2016	720,000		—		4,623,486	—	449,856	(3)	222,439	(10)	6,015,781
	2015	720,000		—		4,394,834	—	612,000	(6)	174,055	(11)	5,900,889
	2014	30,000	(12)	1,800,000	(13)	—	—	—		14,702	(14)	1,844,702

Balaji Yelamanchili Executive Vice President and General Manager, Enterprise Security	2016	536,750		500,000	(15)	5,137,221	—	248,500	(3)	110,173	(16)	9,544,115
	2015	281,345	(17)	500,000	(15)	7,042,854	—	342,125	(6)	13,531	(18)	8,179,855

Scott C. Taylor Executive Vice President, General Counsel and Corporate Secretary	2016	593,939	(19)	—		3,082,307		283,380	(3)	86,028	(20)	4,045,654
	2015	536,250	(19)	—		2,326,081	—	392,900	(6)	63,323	(21)	3,318,554
	2014	420,000		—		2,136,428	—	—		28,443	(22)	2,584,871

Francis C. Rosch Executive Vice President, Norton Business Unit	2016	504,394	(24)			5,137,221		320,750	(3)	97,334	(23)	6,059,699
	2015	435,923	(24)	—		2,190,974	—	409,715	(6)	54,885	(25)	3,091,497

(1)	Amounts shown in this column reflect the aggregate full grant date fair calculated in accordance with FASB Accounting Standards Codification (“FASC”) Topic 718 for restricted stock unit awards (“RSU“s) and performance-based restricted unit awards (“PRU“s) in fiscal years 2014-2016. The grant date fair values for RSUs were determined based on the closing share price of our common stock on the date of grant. For a discussion of the valuation methodology used to value the PRUs awarded during the fiscal years 2014-2016, see footnote 2 to the Summary Compensation Table, below.
(2)	The PRUs awarded in fiscal years 2014-2016 are based on a three-year performance period. The PRUs are eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance. Depending on our achievement of this metric, 0% to 133% of the target shares will be eligible to be earned at the end of the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the TSR goal for our company as compared to the S&P 500 (the market-related component) in the subsequent fiscal years. If any target shares become eligible (the “eligible shares”) to be earned at the end of the fiscal year of grant as a result of achievement of the performance-related component, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the first and second fiscal years and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the first, second and third fiscal years. Because the performance-related component is based on separate measurements of our financial performance only in the first year of the three-year performance period, FASC Topic 718 requires the grant date fair value to be calculated at the commencement of the performance period. Consistent with FASC Topic 718, the full grant date fair value for the market-related component, or the TSR adjustment, for the entire three-year performance cycle is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRUs were awarded in fiscal years 2014-2016.

The table below sets forth the grant date fair value determined in accordance with FASC Topic 718 principles established in fiscal years 2014-2016 for the performance-related component of these awards (i) based upon the probable outcome of the fiscal years 2014-2016 performance-related component as of the grant date, and (ii) based upon achieving the maximum level of performance under the fiscal years 2014-2016 performance-related component as of the grant date. Also set forth below are the grant date fair values pertaining to the market-related component or the TSR adjustment and significant inputs and assumptions used in the Monte Carlo model, determined upon grant in fiscal years 2014-2016, and which is not subject to probable or maximum outcome assumptions.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market- Related Component Grant Date Fair Value ($)
Michael A. Brown	2016	8,469,051	12,059,783	9,067,506
	2015	9,017,952	14,110,442	10,609,355
Thomas J. Seifert	2016	2,722,202	3,876,369	2,914,563
	2015	2,540,404	3,312,488	2,490,592
Balaji Yelamanchili	2016	3,024,672	4,307,081	3,238,407
Scott C. Taylor	2016	1,814,793	2,584,234	1,943,033
	2015	1,427,183	1,860,935	1,399,199
	2014	606,769	849,476	638,704
Francis C. Rosch	2016	3,024,672	4,307,081	3,238,407
	2015	1,427,183	1,860,935	1,399,199

Grant Date	Grant Date Fair Value ($)	Volatility (%)	Risk-Free Interest Rate (%)
5/20/2013	26.03	28.80	0.38
6/10/2014	25.08	26.20	0.84
9/24/2014	30.78	22.89	0.84
6/10/2015	27.03	22.55	1.07

(3)	Represents the executive officer’s annual bonus under the FY16 Executive Annual Incentive Plans, which was earned in fiscal 2016 and paid in fiscal 2017.
(4)	Represents (a) $26,593 for dividend equivalent payment on stock awards, (b) $15,834 for reimbursement for tax and financial services, (c) $6,000 for the Company’s contributions to Mr. Brown’s account under its 401(k) plan, (d) $5,612 for the Company’s contributions to Mr. Brown’s Company sponsored life insurance policy and (e) $410 for membership fees.
(5)	This amount reflects payments based on Mr. Brown’s interim President and Chief Executive Officer base salary for the first six months of fiscal 2015 and Mr. Brown’s adjusted salary for the remainder of fiscal 2015.
(6)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plans for fiscal 2015, which was earned in fiscal 2015 and paid in fiscal 2016.
(7)	Represents (a) $12,000 for the Company’s contributions to Mr. Brown’s account under its 401(k) plan, and (b) $10,000 for reimbursement for tax services.
(8)	Represents the prorated salary of $36,364 that Mr. Brown received based on his period of employment as our interim President and Chief Executive Officer in fiscal 2014.
(9)	Represents the following non-employee director compensation paid to Mr. Brown prior to his becoming our interim President and Chief Executive Officer in March 2014:

Fees Earned or Paid in Cash ($)*	Stock Awards ($)†	Total ($)
105,023††	234,978	340,000

*	Mr. Brown received the following annual fees: (i) $50,000 annual retainer fee; (ii) $15,000 for serving on the Compensation Committee; (ii) $15,000 for serving on the Nominating and Governance Committee; and (iii) $25,000 for chairing the Compensation Committee.
†	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
††	Includes cash payout of $22.50 for fractional share from non-employee director stock award grant.

(10)	Represents (a) $176,942 in relocation expenses incurred in fiscal 2016, (b) $25,835 for reimbursement for tax services, (c) $9,930 for dividend equivalent payment on stock awards, (d) $6,000 for the Company’s contributions to Mr. Seifert’s account under its 401(k) plan, (e) $2,877 for the Company contributions to Mr. Seifert’s Company-sponsored life insurance plan and (d) $855 for the Company’s contributions under Mr. Seifert’s Company-sponsored long term disability plan.
(11)	Represents (a) $154,730 in relocation expenses incurred in fiscal 2015, (b) $11,400 for the Company’s contributions to Mr. Seifert’s account under its 401(k) plan and (c) $7,925 for reimbursement for tax services.
(12)	Represents the prorated salary of $30,000 Mr. Seifert received based on his period of employment as our Executive Vice President and Chief Financial Officer in fiscal 2014.
(13)	Represents a one-time sign-on bonus, which Mr. Seifert is obligated to repay all or a portion of the sign-on bonus if he voluntarily leaves the Company or is terminated for cause prior to March 17, 2017.

(14)	Represents relocation expenses incurred in fiscal 2014.
(15)	Represents half of a one-time sign-on bonus of $1,000,000 as an inducement to accept our offer of employment. Mr. Yelamanchili received $500,000 on March 31, 2016 and received the other $500,000 on August 31, 2016.
(16)	Represents (a) $82,808 for dividend equivalent payment on stock awards, (b) $18,570 in compensation earned by Mr. Yelamanchili’s child who was employed by the Company in fiscal 2016, (c) $6,000 for the Company’s contributions to Mr. Yelamanchili’s account under its 401(k) plan and (d) $2,795 for the Company’s contributions to Mr. Yelamanchili’s Company-sponsored life insurance policy.
(17)	Represents the prorated salary of $281,345 Mr. Yelamanchili received based on his period of employment as our Executive Vice President and General Manager, Enterprise Security in fiscal 2016.
(18)	Represents (a) $8,281 for dividend equivalent payment on stock awards, and (b) $5,250 for the Company’s contributions to Mr. Yelamanchili’s account under its 401(k) plan.
(19)	This amount includes a prorated increase in base salary as part of Mr. Taylor’s annual review.
(20)	Represents (a) $60,816 for dividend equivalent payment on stock awards, (b) $15,834 for reimbursement for tax services, (c) $6,188 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan, (d) $2,335 for the Company’s contributions to Mr. Taylor’s Company-sponsored life insurance policy, and (e) $855 for the Company’s contributions to Mr. Taylor’s Company-sponsored long term disability insurance.
(21)	Represents (a) $36,817 for dividend equivalent payment on stock awards, (b) $13,357 for reimbursement for tax services, (c) $7,688 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan, (d) $4,284 for coverage of expenses related to attendance at the FY14 sales achiever’s trip, and (e) $1,178 for membership fees.
(22)	Represents (a) $7,350 for dividend equivalent payment on stock awards, (b) $1,121 for membership fees, (c) $13,971 for reimbursement for tax services, and (d) $6,000 for the Company’s contributions to Mr. Taylor’s account under its 401(k) plan.
(23)	Represents (a) $55,763 for dividend equivalent payment on stock awards, (b) $23,853 for coverage of expenses related to attendance at the FY15 sales achiever’s trip, (c) $6,638 for the Company’s contributions to Mr. Rosch’s account under its 401(k) plan, (d) $6,211 for spousal medical benefits, (e) $2,955 for reimbursement for tax services, and (f) $1,914 for the Company’s contributions to Mr. Rosch’s Company-sponsored life insurance policy.
(24)	Mr. Rosch received a prorated salary of $435,923 based on his period of employment as our Executive Vice President, Norton Business Unit in fiscal 2016. Mr. Rosch’s base annual salary increased from $400,000 to $440,000 in July 2014 in connection with his promotion to our Executive Vice President, Norton Business Unit.
(25)	Represents (a) $32,030 for dividend equivalent payment on stock awards, (b) $12,145 for coverage of expenses related to attendance at the FY14 sales achiever’s trip, (c) $6,800 for the Company’s contributions to Mr. Rosch’s account under its 401(k) plan, (d) $2,070 for spousal medical benefits, (e) $1,800 for reimbursement for tax services, and (f) $40 for an appreciation award.

The following table shows for the fiscal year ended April 1, 2016, certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2016

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units(4) (#)	Awards ($)
Michael A. Brown	06/10/15	600,000	1,500,000	3,000,000	—	—	—	143,758	3,417,846
	06/10/15				167,718	335,436	669,194	—	9,067,506
Thomas J. Seifert	06/10/15	100,800	720,000	2,016,000	—	—	—	71,879	1,708,923
	06/10/15				53,909	107,819	215,098		2,914,563
Balaji Yelamanchili	06/10/15	122,500	875,000	2,450,000	—	—	—	79,866	1,898,814
	06/10/15				59,899	119,799	238,999		3,238,407
Scott C. Taylor	06/10/15	58,206	415,758	1,164,121	—	—	—	47,919	1,139,274
	06/10/15				35,939	71,879	143,398		1,943,033
Francis C. Rosch	06/10/15	56,492	403,515	1,129,842	—	—	—	79,866	1,898,814
	06/10/15				59,899	119,799	238,999		3,238,407

(1)	Represents grant date of stock awards.
(2)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY16 Executive Annual Incentive Plans.
(3)	The amounts shown in these rows reflect, in share amounts, the threshold, target, and maximum potential eligible shares to be earned (based on performance for the fiscal 2016 period) at the end of fiscal 2017 and fiscal 2018, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500, as further described in the CD&A section beginning on page 13. In June 2015 all named executive officers were awarded a PRU under the 2013 Equity Incentive Plan, eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance, with a threshold award equal to 50% of the target eligible shares and a maximum award equal to 200% of the target eligible shares. For fiscal 2016, the Compensation Committee determined that we achieved 88.7% of our non-GAAP EPS target under the PRUs, resulting in 81.2% of the target eligible shares becoming eligible to be earned based on achievement of the TSR performance goals under the PRUs. Pursuant to the terms of these awards, each named executive officer will be eligible to receive at least half of the eligible shares if he remains employed by us through the last day of fiscal 2018 even if we fail to achieve those TSR performance goals, and could receive up to 150% of such shares, depending upon the degree to which we achieve of those goals and the same employment condition is met. For additional detail on the grant date fair value of the PRUs, see footnote 2 to the Summary Compensation Table, above.
(4)	This RSU grant was granted under 2013 Equity Incentive Plan, is settled in shares on the vesting date and vests: 30% to vest approximately 1 year from grant date, 30% to vest approximately 2 years from grant date. The remaining 40% will vest approximately 3 years from grant date.

For a summary of the terms of the FY16 Executive Annual Incentive Plans, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A) — Other Benefits — Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change in Control” below.

The following table shows for the fiscal year ended April 1, 2016, certain information regarding outstanding equity awards at fiscal year end for our named executive officers.

Outstanding Equity Awards At Fiscal Year-End 2016

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($)*
Michael A. Brown	9/24/2014					103,415	(1)	1,903,870	433,735	(2)	7,985,061
	6/10/2015					143,758	(3)	2,646,585	272,374	(4)	5,014,405
Thomas J. Seifert	6/10/2014					49,649	(5)	914,038	124,939	(2)	2,300,127
	6/10/2014					23,244	(6)	427,922
	6/10/2015					71,879	(7)	1,323,292	87,549	(4)	1,611,777
Balaji Yelamanchili	12/10/2014					82,808	(8)	1,524,495
	6/10/2015					79,866	(9)	1,470,333	97,276	(4)	1,790,851
Scott C. Taylor	6/10/2010	72,000		10.44	6/10/2017
	5/10/2012					6,875	(10)	126,569
	5/20/2013					12,270	(11)	225,891
	2/10/2014					21,662	(12)	398,797
	6/10/2014					27,892	(13)	513,492	70,190	(2)	1,292,198
	6/10/2014					3,173	(14)	58,415
	6/10/2015					47,919	(15)	882,189	58,365	(4)	1,074,500
Francis C. Rosch	9/10/2010	28,000		10.86	9/10/2017
	6/10/2011	40,000		14.50	6/10/2018
	5/10/2012					4,166	(16)	76,696
	7/10/2012					2,500	(17)	46,025
	5/20/2013					10,225	(18)	188,242
	6/10/2013					4,176	(19)	76,880
	10/10/2013					19,867	(20)	365,751
	2/10/2014					21,662	(12)	398,797
	6/10/2014					27,892	(13)	513,492	70,190	(2)	1,292,198
	6/10/2015					79,866	(9)	1,470,333	97,276	(4)	1,790,851

*	The market value of the equity awards that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock on April 1, 2016, which was $18.41.
(1)	44,321 shares to vest on 9/1/2016 and 59,094 shares to vest on 9/1/2017.
(2)	Vests on 3/31/2017 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2015 PRUs reflect the target potential payout which represents 98.3% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(3)	43,128 shares to vest on 6/1/2016, 43,127 shares to vest on 6/1/2017, and 57,503 shares to vest on 6/1/2018.
(4)	Vests on 3/30/2018 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2016 PRUs set forth above reflect the target potential payout which represents 81.2% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(5)	16,550 shares to vest on 6/1/2016, 16,550 shares to vest on 6/1/2017, and 16,549 shares to vest on 6/1/2018.
(6)	11,622 shares to vest on 6/1/2016, 5,811 shares to vest on 6/1/2017, and 5,811 shares to vest on 6/1/2018.
(7)	21,564 shares to vest on 6/1/2016, 21,564 shares to vest on 6/1/2017, and 28,751 shares to vest on 6/1/2018.
(8)	41,404 shares to vest on 12/1/2016, and 41,404 shares to vest on 12/1/2017.
(9)	23,960 shares to vest on 6/1/2016, 23,960 shares to vest on 6/1/2017, and 31,946 shares to vest on 6/1/2018.
(10)	6,875 shares to vest on 6/1/2016.
(11)	6,135 shares to vest on 6/1/2016, and 6,135 shares to vest on 6/1/2017.
(12)	10,831 shares to vest on 3/1/2017, and 10,831 shares to vest on 3/1/2018.
(13)	9,298 shares to vest on 6/1/2016, 9,297 shares to vest on 6/1/2017, and 9,297 shares to vest on 6/1/2018.
(14)	3,173 shares to vest on 6/1/2016.
(15)	14,376 shares to vest on 6/1/2016, 14,376 shares to vest on 6/1/2017, and 19,167 shares to vest on 6/1/2018.
(16)	4,166 shares to vest on 6/1/2016.
(17)	2,500 shares to vest on 6/1/2016.
(18)	5,113 shares to vest on 6/1/2016, and 5,112 shares to vest on 6/1/2017.
(19)	2,088 shares to vest on 6/1/2016, and 2,088 shares to vest on 6/1/2017.
(20)	9,934 shares to vest on 9/1/2016, and 9,933 shares to vest on 9/1/2017.

The following table shows for the fiscal year ended April 1, 2016, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael A. Brown	—	—	44,321	883,318
Thomas J. Seifert	—	—	16,550	408,702
Balaji Yelamanchili	—	—	138,014	2,724,396
Scott C. Taylor	26,000	183,820	51,343	1,099,022
Francis C. Rosch	—	—	56,457	1,198,154

Non-Qualified Deferred Compensation in Fiscal 2016

In fiscal 2016, certain management employees on our U.S. payroll with a base salary of $150,000 or greater, including each of the named executive officers, were eligible to participate in the Symantec Corporation Deferred Compensation Plan. The plan provides the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year. Variable pay includes all bonus and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. The measurement funds available under the plan are substantially identical to the investment funds available under our 401(k) plan. Each participant may change their measurement fund selections on a daily basis. The plan requires that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement to be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement has been met, accumulated benefits will be distributed according to the participant’s designated payment election. The plan permits us to terminate the plan and make such a distribution in the event of a change in control of Symantec. We intend to take such action in the event of a change in control of Symantec.

None of our named executive officers participated in the Symantec Deferred Compensation Plan for the fiscal year ended April 1, 2016.

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec.

Symantec Executive Retention Plan

In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006, June 2007, April 2012 and February 2016. Under the terms of the plan, all equity compensation awards (including, among others, stock options, RSUs and PRUs) granted by the Company to the Company’s Section 16(b) officers (including our named executive officers) would become fully vested (at target or to the extent of achievement for PRUs) and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control. In the case of PRUs, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. Additionally, in accordance with the terms of the PRU award agreement, in the case that an executive’s employment with the Company terminates by reason of the executive’s death, total and permanent disability or an involuntary termination by the Company other than for cause (as defined in the award agreement) after the end of the first year of the performance period but prior to the end of the third year of the performance period, then the executive will be entitled to payment of a prorated number of PRUs based on the number of months in the three-year performance period during with the executive was employed by the Company, provided that the Company’s performance met at least the threshold level of non-GAAP EPS performance during the first year of the performance period.

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

Symantec Executive Severance Plan

In April 2012, the Compensation Committee adopted the Symantec Executive Severance Plan to provide severance benefits to specified officers of Symantec, including our named executive officers. The executive officers must meet certain criteria in order to participate in the plan, including, among other criteria, (i) the executive officer was involuntarily terminated from active employment other than for cause (as defined in the plan); (ii) the executive officer was not terminated due to the sale of a business, part of a business, divestiture or spin-off and offered employment upon terms and conditions substantially identical to those in effect immediately prior to such sale, divestiture or spin-off; and (iii) the executive officer is not entitled to severance under any other plan, fund, program, policy, arrangement or individualized written agreement providing for severance benefits that is sponsored or funded by Symantec.

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

In fiscal 2016, the Compensation Committee revised the plan to provide an additional payment equivalent to 75% of the executive officer’s prorated target incentive bonus under the Executive Annual Incentive Plan in effect for such fiscal year to the executive officer who was terminated in the second half of such fiscal year and was employed in good standing for a minimum of six (6) months prior to his or her termination date. This payment was added to standardize benefits to all of our executive officers and to be competitive with overall market practices.

Payment of severance payments, one-time bonus payment, outplacement services and 75% of the prorated target bonus under the Executive Annual Incentive Plan pursuant to the Symantec Executive Severance Plan is subject to the applicable executive officer returning a release of claims against Symantec.

Thomas J. Seifert

The following table summarizes the value of the payouts to Mr. Seifert pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 1, 2016:

	Severance Pay	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,279,200	—	$1,807,126
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,440,000	$2,665,253	$3,408,759
Termination Without Cause	$1,279,200	—	$1,807,126
Termination Due to Death or Disability	—	—	$1,807,126

Balaji Yelamanchili

The following table summarizes the value of the payouts to Mr. Yelamanchili pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 1, 2016:

	Severance Pay	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,375,450	—	$596,944
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,575,000	$2,994,828	$1,790,851
Termination Without Cause	$1,375,450	—	$596,944
Termination Due to Death or Disability	—	—	$596,944

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 1, 2016:

	Severance Pay	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$931,018	—	$1,071,554
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,020,000	$2,205,352	$2,084,030
Termination Without Cause	$931,018	—	$1,071,554
Termination Due to Death or Disability	—	—	$1,071,554

Francis C. Rosch

The following table summarizes the value of the payouts to Mr. Rosch pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 1, 2016:

	Severance Pay	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$846,836	—	$1,310,332
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$945,000	$3,136,217	$2,800,382
Termination Without Cause	$846,836	—	$1,310,332
Termination Due to Death or Disability	—	—	$1,310,332

Michael A. Brown

As discussed above, in connection with the CEO Transition and in consideration for the role Mr. Brown would play in connection with the CEO Transition, we entered into an amendment to Mr. Brown’s employment agreement on April 28, 2016 which governs the payouts to Mr. Brown upon certain termination scenarios (the “Brown Amended Agreement”). Under the Brown Amended Agreement, Mr. Brown is entitled to the cash severance and equity acceleration benefits to which he would have been entitled under his employment agreement, prior to its amendment, had he been involuntarily terminated or resigned for Good Reason (as defined in the Brown Amended Agreement), and provides that he will be entitled to receive his existing compensation through October 28, 2016, even if his employment terminates earlier. We anticipate Mr. Brown will be entitled to certain of these benefits upon the closing of the Blue Coat Acquisition, at which time he will cease to serve as our Chief Executive Officer. As set forth in the Brown Amended Agreement, the Symantec Executive Retention Plan and the Symantec Executive Severance Plan will apply to Mr. Brown.

Under the Brown Amended Agreement, upon (a) an involuntary termination of Mr. Brown’s employment by Symantec for any reason other than Cause (as defined therein), death or Disability (as defined therein), (b) Mr. Brown’s resignation for Good Reason (as defined therein), or (c) Mr. Brown’s otherwise automatic termination on October 28, 2016 under the Brown Amended Agreement, Mr. Brown shall be entitled to (u) a cash payment equal to three times (3x) his base salary and target bonus, (v) eligible family COBRA benefits for up to 18 months following his termination, (w) a pro-rated portion of his annual base salary between April 28, 2016 and October 28, 2016, (x) the prorated portion of Mr. Brown’s target bonus for fiscal 2017, (y) acceleration of vesting on Mr. Brown’s RSUs through October 28, 2016, and (z) vesting of any PRUs held by Mr. Brown pursuant to the applicable PRU agreement through October 28, 2016.

The following table summarizes the value of the payouts to Mr. Brown pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of April 1, 2016. The payouts below would be the same under the Brown Amended Agreement assuming the Brown Amended Agreement were in effect as of April 1, 2016:

	Severance Pay	COBRA Premiums	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$7,504,200	—	—	$6,079,884
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$5,000,000	$37,521	$4,550,455	$11,252,744
Termination Without Cause	$7,504,200	$37,521	—	$6,079,884
Termination Due to Death or Disability	—	—	$4,550,455	$6,079,884

Director Compensation

The following table provides information for fiscal year 2016 compensation for all of our non-employee directors:

Fiscal Year 2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)(2)		Stock Awards ($)(3)(4)		Total ($)
Frank E. Dangeard	85,014		234,986		320,000
Kenneth Y. Hao	3,984	(5)	—		3,984
Geraldine B. Laybourne	65,014		234,986		300,000
David L. Mahoney	95,014		234,986		330,000
Robert S. Miller	75,014		234,986	(6)	310,020
Anita M. Sands	70,014		234,986		305,000
Daniel H. Schulman	180,014		234,986		415,000
V. Paul Unruh	95,014		234,986		330,000
Suzanne M. Vautrinot	70,014		234,986		305,000

(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Nominating and Governance Committee) or $25,000 (Audit Committee and Compensation Committee).
(2)	Except for Mr. Hao, includes cash payout of $17.50 for fractional share from stock awards granted to each non-employee director.
(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during the fiscal year.
(4)	Each non-employee director other than Mr. Hao was granted 9,362 RSUs on May 19, 2015, with a per share fair value of $25.10 and an aggregate grant date fair value of $234,986.
(5)	Mr. Hao joined the Symantec Board on March 4, 2016 and received a pro-rated portion of the $50,000 annual cash retainer fee for his service for fiscal 2016. Mr. Hao did not receive an RSU grant for his service during fiscal 2016.

(6)	In lieu of cash, Mr. Miller received 100% of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, he was granted 1,992 shares at a per share fair value of $25.10 and an aggregate grant date fair value of $49,992. The balance of his fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

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

Director Stock Ownership Guidelines: Prior to fiscal 2017, the Compensation Committee has maintained the following stock ownership guidelines to better align our directors’ interests with those of our stockholders:

•	Directors must maintain a minimum holding of 10,000 shares of Company stock;

•	New directors will have three years to reach the minimum holding level; and

•	Notwithstanding the foregoing, directors may sell enough shares to cover their income tax liability on vested grants.

Effective April 2, 2016, the Compensation Committee instituted the following revised stock ownership guidelines for our non-employee directors to better align our directors’ interests with those of our stockholders:

•	Directors must maintain a minimum holding of Company stock with a fair market value equal to ten times (10x) such director’s total annual cash retainer;

•

In the event the annual retainer (or any portion thereof) is paid to a non-employee director in equity instead of cash, the value of such annual retainer for purposes of calculating the minimum holding requirement means the grant date fair value of the annual equity award (or applicable portion thereof);

•	New directors will have three years to reach the minimum holding level; and

•	Notwithstanding the foregoing, directors may sell enough shares to cover their income tax liability on vested grants.

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal year 2016 as follows:

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

Annual Equity Awards. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock under the 2013 Equity Incentive Plan having a fair market value on the grant date equal to a pre-determined dollar value, which was $235,000. The restricted stock awards granted for fiscal year 2016 were granted on May 19, 2015 and are fully vested. Effective for fiscal 2017, the value of the restricted stock award under this policy was increased to $275,000.

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of July 1, 2016, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing in Item 11 of this annual report and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 615,572,226 shares of Symantec common stock outstanding as of July 1, 2016 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 30, 2016 (within 60 days of July 1, 2016) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owner
Dodge & Cox (1)	87,383,425	14.2%
BlackRock, Inc. (2)	40,091,598	6.5%
The Vanguard Group (3)	39,835,447	6.5%
Franklin Mutual Advisers, LLC (4)	37,203,451	6.0%
Directors and Named Executive Officers:
Scott C. Taylor (5)	233,622	*
Michael A. Brown	209,971	*
David L. Mahoney	166,386	*
Francis C. Rosch (6)	163,132	*
Daniel H. Schulman	135,952	*
Robert S. Miller	125,358	*
Geraldine B. Laybourne	119,334	*
Balaji Yelamanchili	114,096	*
Frank E. Dangeard	89,411	*
V. Paul Unruh	66,674	*
Thomas J. Seifert	41,374	*
Anita M. Sands	39,231	*
Suzanne M. Vautrinot	32,982	*
Kenneth Hao	19,263	*
All current Symantec executive officers and directors as a group (18 persons)(7)	1,591,434	*

*	Less than 1%.
(1)	Based solely on a Schedule 13G/A filing made by Dodge & Cox on February 12, 2016, reporting sole voting and dispositive power over the shares. This stockholder’s address is 555 California Street, 40th Floor, San Francisco, CA 94104.
(2)	Based solely on a Schedule 13G/A filing made by BlackRock, Inc. on January 27, 2016, reporting sole voting and dispositive power over the shares. This stockholder’s address is 55 East 52nd Street, New York, NY 10022.

(3)	Based solely on a Schedule 13G/A filing made by The Vanguard Group on February 10, 2016, reporting sole voting and dispositive power over the shares. This stockholder’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(4)	Based solely on a Schedule 13G/A filing made by Franklin Mutual Advisers, LLC on February 2, 2016, reporting sole voting and dispositive power over the shares. This stockholder’s address is 101 John F. Kennedy Parkway, Short Hills, NJ 07078-2789.
(5)	Includes 72,000 shares subject to options that will be exercisable as of August 30, 2016.
(6)	Includes 68,000 shares subject to options that will be exercisable as of August 30, 2016.
(7)	Includes 140,000 shares subject to options that will be exercisable as of August 30, 2016.

Symantec has adopted policies that executive officers and members of the Board hold an equity stake in the Company. The Nominating and Governance Committee reviews the minimum number of shares held by the executive officers and directors from time to time. The purpose of the policies is to more directly align the interests of our executive officers and directors with our stockholders. See “Stock Ownership Requirements” under the Compensation Discussion & Analysis section of Item 11 for a description of the stock ownership requirements applicable to our executive officers and “Director Stock Ownership Guidelines” under Director Compensation for a description of the stock ownership requirements applicable to our directors.

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of April 1, 2016:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,969,852		$0.30	61,600,927	(1)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	18,969,852		$0.30	61,600,927

(1)	Represents 62,784 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 209,599 shares remaining available for future issuance under Symantec’s 2002 Executive Officer’s Stock Purchase Plan, 41,830,021 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 19,498,523 shares remaining available for future issuance as stock options under Symantec’s 2013 Equity Incentive Plan.
(2)	Excludes outstanding options to acquire 11,433 shares as of April 1, 2016 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $1.43 as of April 1, 2016. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plan themselves, and therefore, no further options may be granted under these acquired-company plans.

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

Certain Related Person Transactions

On February 3, 2016, Symantec entered into an investment agreement with Silver Lake, relating to the issuance to Silver Lake of $500 million principal amount of convertible 2.5% unsecured notes, due 2021. In connection with the investment, Kenneth Y. Hao, a managing partner and managing director of Silver Lake, was appointed to Symantec’s Board.

On June 12, 2016, Symantec entered into an investment agreement with Silver Lake and other purchasers, relating to the issuance to the Purchasers of $1.25 billion aggregate principal amount of 2.0% convertible unsecured notes due 2021. Pursuant to the investment agreement, Silver Lake, a private equity firm of which Mr. Hao is a managing partner and managing director, has agreed to purchase $500 million aggregate principal amount of the notes. The transactions contemplated by this investment agreement are expected to close concurrently with the closing of the Blue Coat Acquisition, subject to satisfaction of the conditions set forth in the investment agreement.

Board Independence

It is the policy of the Board and NASDAQ’s rules require listed companies to have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our Chief Executive Officer, Michael A. Brown, is an independent director and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following directors are independent: Frank E. Dangeard, Kenneth Y. Hao, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Anita M. Sands, Daniel H. Schulman, V. Paul Unruh and Suzanne M. Vautrinot.

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

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2016 and 2015. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2016 and 2015 for each of the following categories of services are as follows:

Fees Billed to Symantec	2016	2015
Audit fees(1)	$21,972,001	$7,773,692
Audit related fees(2)	1,431,411	1,494,333
Tax fees(3)	284,052	401,111
All other fees(4)	61,131	132,858

Total fees	$23,748,595	$9,801,994

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of July 2016.

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