Form 10-Q
period 2016-07-01
SYMANTEC CORP
filed 2016-08-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 29, 2016: 615,588,602 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended July 1, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and par value per share amounts)

	July 1, 2016	April 1, 2016*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,108	$5,983
Short-term investments	10	42
Accounts receivable, net	314	556
Other current assets	367	378
Total current assets	6,799	6,959
Property and equipment, net	904	957
Intangible assets, net	423	443
Goodwill	3,146	3,148
Equity investments	157	157
Other long-term assets	101	103
Total assets	$11,530	$11,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115	$175
Accrued compensation and benefits	166	219
Deferred revenue	2,085	2,279
Current portion of long-term debt	599	—
Income taxes payable	24	941
Other current liabilities	333	419
Total current liabilities	3,322	4,033
Long-term debt	2,605	2,207
Long-term deferred revenue	332	359
Long-term deferred tax liabilities	1,266	1,235
Long-term income taxes payable	154	160
Other long-term obligations	85	97
Total liabilities	7,764	8,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 21 shares issued; 0 outstanding	—	—
Common stock, and additional paid-in capital, $0.01 par value, 3,000,000 shares authorized; 615,588 and 612,266 shares issued; 615,588 and 612,266 shares outstanding, respectively	4,289	4,309
Accumulated other comprehensive income (loss)	(3)	22
Accumulated deficit	(520)	(655)
Total stockholders’ equity	3,766	3,676
Total liabilities and stockholders’ equity	$11,530	$11,767

*Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Unaudited)
Net revenues	$884	$912
Cost of revenues	149	158
Gross profit	735	754
Operating expenses:
Sales and marketing	291	340
Research and development	170	198
General and administrative	84	84
Amortization of intangible assets	14	14
Restructuring, separation, transition, and other	70	35
Total operating expenses	629	671
Operating income	106	83
Interest income	5	3
Interest expense	(27)	(20)
Other income (expense), net	13	(6)
Income from continuing operations before income taxes	97	60
Provision for income taxes	31	35
Income from continuing operations	66	25
Income from discontinued operations, net of income taxes	69	92
Net income	$135	$117

Income per share - basic:
Continuing operations	$0.11	$0.04
Discontinued operations	$0.11	$0.13
Net income per share - basic	$0.22	$0.17

Income per share - diluted:
Continuing operations	$0.11	$0.04
Discontinued operations	$0.11	$0.13
Net income per share - diluted	$0.22	$0.17

Weighted-average shares outstanding:
Basic	613	682
Diluted	620	691
Cash dividends declared per common share	$0.075	$0.15
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Unaudited)
Net income	$135	$117
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(24)	12
Unrealized loss on available-for-sale securities	(1)	—
Other comprehensive income (loss), net of taxes	(25)	12
Comprehensive income	$110	$129
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$135	$117
Income from discontinued operations, net of income taxes	(69)	(92)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	72	77
Stock-based compensation expense	49	35
Deferred income taxes	33	30
Excess income tax benefit from the exercise of stock options	(2)	(5)
Other	27	4
Net change in assets and liabilities, excluding effects of acquisitions:
Accounts receivable, net	244	154
Accounts payable	(63)	(34)
Accrued compensation and benefits	(52)	(62)
Deferred revenue	(139)	(111)
Income taxes payable	(940)	(47)
Other assets	(2)	17
Other liabilities	(35)	(24)
Net cash provided by (used in) continuing operating activities	(742)	59
Net cash provided by (used in) discontinued operating activities	(30)	241
Net cash provided by (used in) operating activities	(772)	300
INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(61)
Purchases of short-term investments	—	(183)
Proceeds from maturities of short-term investments	30	222
Proceeds from sales of short-term investments	—	76
Proceeds from divestiture of information management business, net of transaction costs	7	—
Net cash provided by continuing investing activities	15	54
Net cash used in discontinued investing activities	—	(17)
Net cash provided by investing activities	15	37
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(17)	(17)
Proceeds from term loan, net of issuance cost	994	—
Net proceeds from sales of common stock under employee stock benefit plans	1	4
Excess income tax benefit from the exercise of stock options	2	5
Tax payments related to restricted stock units	(24)	(22)
Dividends and dividend equivalents paid	(68)	(107)
Repurchases of common stock	—	(90)
Proceeds from other financing	10	—
Net cash provided by (used in) continuing financing activities	898	(227)
Net cash used in discontinued financing activities	—	(11)
Net cash provided by (used in) financing activities	898	(238)
Effect of exchange rate fluctuations on cash and cash equivalents	(16)	8
Change in cash and cash equivalents	125	107
Beginning cash and cash equivalents	5,983	2,874
Ending cash and cash equivalents	6,108	2,981
Less: Cash and cash equivalents of discontinued operations	—	245
Cash and cash equivalents of continuing operations	$6,108	$2,736
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$953	$50
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Symantec Corporation (“Symantec,” “we,” “us,” “our,” and the "Company” refer to Symantec Corporation and all of its subsidiaries) is a global leader in security.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") for interim financial information and with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual Consolidated Financial Statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016. The results of operations for the three months ended July 1, 2016, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three month ended periods in this report relate to fiscal periods ended July 1, 2016 and July 3, 2015. The three months ended July 1, 2016 and July 3, 2015, each consisted of 13 weeks. Our 2017 fiscal year consists of 52 weeks and ends on March 31, 2017.
There have been no material changes in our significant accounting policies for the three months ended July 1, 2016, compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.
Recent accounting guidance not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and will replace most existing revenue recognition guidance in U.S. GAAP. In March, April and May 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts With Customers: Principal vs. Agent Considerations, ASU No. 2016-10, Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue From Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, to provide supplemental adoption guidance and clarification to ASU No. 2014-09. The new standard will be effective for the Company for the fiscal year beginning on March 31, 2018. The updated standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of the adoption of the new revenue guidance on our Consolidated Financial Statements. By the end of fiscal 2017, we expect to determine an adoption method and have a preliminary qualitative assessment of the effect that the standard will have on our Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires lessees to recognize a right-of-use asset and a lease liability for all operating leases, except those with a term of 12 months or less. The liability will initially be equal to the present value of lease payments, and the asset will be based upon the liability. The standard is effective for the Company for the fiscal year beginning March 30, 2019, with early adoption permitted. Adoption of the standard will result in a gross up of our Consolidated Balance Sheet for the right-of-use asset and the lease liability for operating leases. It is not expected that adoption of the standard will have a material impact to our operating results.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting. The amendments will require companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance requires companies to present excess tax benefits as an operating activity and cash paid to a taxing authority to satisfy statutory withholding as a financing activity on the statement of cash flows. The guidance will also allow entities to make an alternative policy election to account for forfeitures as they occur. The guidance is effective for the Company for the fiscal year beginning April 1, 2017. The Company believes the most significant impacts of the new guidance will be the added volatility to the Company’s effective tax rate from the change in accounting for income taxes and on its classification of excess tax benefits on the Consolidated Statements of Cash Flows. The impact of this ASU on future periods is dependent on our stock price at the time the awards vest and the number of awards that vest.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, the Company will be required to use a new forward-looking “expected loss” model. Additionally, for available-for-sale debt securities with unrealized losses, the Company will measure credit losses in a manner similar to what it does today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for the Company for the fiscal year beginning April 4, 2020. The Company is currently evaluating the effect the standard will have on its Consolidated Financial Statements.
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

The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	July 1, 2016			April 1, 2016
	Fair Value	Cash and Cash Equivalents	Short-term Investments	Fair Value	Cash and Cash Equivalents	Short-term Investments
	(Dollars in millions)
Cash	$827	$827	$—	$1,072	$1,072	$—
Non-negotiable certificates of deposit	145	144	1	1	—	1
Level 1
Money market	2,133	2,133	—	2,905	2,905	—
U.S. government securities	455	455	—	335	310	25
Marketable equity securities	9	—	9	11	—	11
	2,597	2,588	9	3,251	3,215	36
Level 2
Corporate bonds	181	181	—	45	43	2
U.S. agency securities	871	871	—	526	523	3
Commercial paper	1,484	1,484	—	1,121	1,121	—
Negotiable certificates of deposit	13	13	—	9	9	—
	2,549	2,549	—	1,701	1,696	5
Total	$6,118	$6,108	$10	$6,025	$5,983	$42
There were no transfers between fair value measurements levels during the three months ended July 1, 2016.
Fair value of debt
As of July 1, 2016 and April 1, 2016, the total fair value of our debt was $3.3 billion and $2.3 billion, respectively, based on Level 2 inputs.
Note 3. Discontinued Operations
On January 29, 2016, we completed the sale of our former information management business ("Veritas") to The Carlyle Group and received net consideration of $6.6 billion in cash excluding transaction costs and 40 million B common shares of Veritas, and Veritas assumed certain liabilities in connection with the acquisition. The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Income and thus have been excluded from continuing operations and segment results for all reported periods.
In connection with the divestiture of Veritas, the Company and Veritas entered into Transition Service Agreements ("TSA") pursuant to which the Company provides Veritas certain limited services including financial support services, information technology services, and access to facilities, and Veritas provides the Company certain limited financial support services. The TSAs commenced with the close of the transaction and expire at various dates through fiscal 2019. During the three months ended July 1, 2016, the Company recorded income of approximately $9 million for all services provided to Veritas, which is presented as part of other income, net in the Condensed Consolidated Statements of Income.
The Company also has retained various customer relationships and contracts that were reported historically as a part of the Veritas business. Approximately $243 million related to these relationships and contracts have been reported as part of the Company's deferred revenue in the Condensed Consolidated Balance Sheet as of July 1, 2016, along with a $111 million asset representing the service and maintenance rights the Company has under an agreement with Veritas. These balances will be amortized to discontinued operations through the remaining term of the underlying contracts.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Net revenues	$72	$587
Cost of revenues	(3)	(96)
Operating expenses	(24)	(373)
Gain on sale of Veritas	38	—
Other income (expense), net	2	(5)
Income from discontinued operations before income taxes	85	113
Provision for income taxes	16	21
Income from discontinued operations, net of income taxes	$69	$92
During the three months ended July 1, 2016, the Company received an additional payment of $38 million, which represented a purchase price adjustment for the sale of Veritas.
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Total
	(Dollars in millions)
Net balance as of April 1, 2016	$1,231	$1,917	$3,148
Translation adjustments	—	(2)	(2)
Net balance as of July 1, 2016	$1,231	$1,915	$3,146
Intangible assets, net

	July 1, 2016			April 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$409	$(335)	$74	$406	$(320)	$86
Developed technology	144	(90)	54	144	(84)	60
Finite-lived trade names	14	(2)	12	2	(2)	—
Patents	21	(19)	2	21	(18)	3
Total finite-lived intangible assets	588	(446)	142	573	(424)	149
Indefinite-lived trade names	281	—	281	294	—	294
Total	$869	$(446)	$423	$867	$(424)	$443
As of July 1, 2016, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

July 1, 2016
(Dollars in millions)
Remainder of 2017	$51
2018	54
2019	27
2020	7
2021	3
Total	$142

Note 5. Debt
The following table summarizes components of our debt:

	July 1, 2016		April 1, 2016
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(Dollars in millions)
2.75% Senior Notes due June 15, 2017	$600	2.79%	$600	2.79%
Senior Term Facility due May 10, 2019	1,000	LIBOR plus (1)	—	—%
4.20% Senior Notes due September 15, 2020	750	4.25%	750	4.25%
2.50% Convertible Senior Notes due April 1, 2021	500	3.76%	500	3.76%
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
Total principal amount	3,250		2,250
Less: Unamortized discount and issuance costs	(46)		(43)
Total debt	3,204		2,207
Less: Current portion, net of issuance costs	(599)		—
Total long-term debt	$2,605		$2,207

(1) See revolving credit facility below for details related to the interest on borrowings.
Revolving credit facility
On May 10, 2016, we terminated our existing $1.0 billion senior revolving credit facility and entered into a new $2.0 billion senior unsecured credit facility. The new agreement provides for a 3-year term loan facility in an aggregate amount of $1.0 billion (the “Term Facility”), which is set to expire on May 10, 2019, and a 5-year revolving credit facility in an aggregate principal amount not to exceed $1.0 billion (the “Revolving Facility”), which is set to expire on May 10, 2021. We may, with the approval of the lenders, extend the maturity date of the Revolving Facility up to a maximum of 2 years. There were no borrowings outstanding under the old credit agreement at the time it was terminated. The proceeds of the new credit agreement may be used for general corporate purposes, acquisitions, and stock repurchases under Company-approved stock repurchase programs.
Borrowings under the new credit agreement bear interest based on (i) the greater of the bank’s Prime Rate, the Federal Funds Rate, or the London Interbank Offered Rate (“LIBOR”) plus a margin based on the Company’s debt ratings or (ii) in the case of Eurodollar borrowings, on adjusted LIBOR plus a margin as defined in the credit agreement. The Company is obliged to pay commitment fees at a rate based on the Company's debt ratings as determined by S&P Global Ratings and Moody's Investors Service, Inc. Interest and commitment fees are payable in arrears quarterly. The new credit agreement requires us to comply with certain covenants, including a maximum consolidated leverage ratio and minimum interest coverage ratio as defined in the credit agreement. At July 1, 2016, we had $1.0 billion outstanding under the Term Facility and no amounts borrowed under the Revolving Facility. As of July 1, 2016, the Company was in compliance with all covenants.
Note 6. Restructuring, Separation, Transition, and Other Costs
Our restructuring, separation, transition, and other costs and liabilities consist primarily of severance, facilities, separation, transition, and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and other related costs include advisory, consulting and other costs incurred in connection with the separation of Veritas. Transition costs primarily consist of consulting charges associated with the implementation of new enterprise resource planning systems and costs to automate business processes. Other costs primarily consist of asset write-offs and advisory fees incurred in connection with restructuring events. Restructuring, separation, transition, and other costs are managed at the corporate level and are not allocated to our reportable segments. See Note 8 for information regarding the reconciliation of total segment operating income to total consolidated operating income.

Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with the restructuring plan. We expect to incur total costs in connection with the plan of approximately $230 million to $280 million, of which approximately $90 million to $100 million is expected to be for severance and termination benefits, $45 million to $60 million is expected to be for contract termination and relocation costs, and the remainder is expected to be in the form of other costs, including advisory fees and asset write-offs. Non-cash expenses in connection with the plan are expected to be approximately $50 million. These actions are expected to be completed in fiscal 2018. As of July 1, 2016, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2022.
Fiscal 2015 Plan
In fiscal 2015, we initiated a restructuring plan primarily to align personnel with our plans to separate Veritas. These actions were substantially completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016; however, we may experience immaterial adjustments to existing accruals for severance and benefits in subsequent periods. See Note 3 for more information on the sale of Veritas.
Restructuring, separation, transition, and other expense summary

Three Months Ended July 1, 2016
(Dollars in millions)
Fiscal 2017 Plan
Severance costs	$24
Other exit and disposal costs	15
Asset write-offs	9
Fiscal 2017 Plan Total	48
Fiscal 2015 Plan Total	2
Transition and other related costs	20
Restructuring, separation, transition, and other from continuing operations	70
Restructuring, separation, transition, and other from discontinued operations	9
Total restructuring, separation, transition, and other	$79
Restructuring and separation liabilities summary

	Balance as of April 1, 2016	Costs, Net of Adjustments	Cash Payments	Non-Cash Charges	Balance as of July 1, 2016	Cumulative Incurred to Date
	(Dollars in millions)
Fiscal 2017 Plan
Severance costs	$—	$24	$(8)	$—	$16	$24
Other exit and disposal costs	4	15	(4)	—	15	19
Asset write-offs	—	9	—	(9)	—	9
Fiscal 2017 Plan total	4	48	(12)	(9)	31	$52
Fiscal 2015 Plan total	29	11	(27)	—	13	$467
Restructuring and separation plans total	$33	$59	(39)	$(9)	$44
As of July 1, 2016 and April 1, 2016, the restructuring and separation liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
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
In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries.  As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries' breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general,  it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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

EDS & NDI
On January 24, 2011, a class action lawsuit was filed against the Company and its previous e-commerce vendor Digital River, Inc.; the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service (“EDS”) and Norton Download Insurance (“NDI”). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005 and March 10, 2011. In August 2015, the parties executed a settlement agreement pursuant to which the Company would pay the plaintiffs $30 million, which we accrued. On October 8, 2015, the Court granted preliminary approval of the settlement, which was subsequently paid by the Company into escrow. The Court granted final approval on April 22, 2016, and entered judgment in the case. Objectors to the settlement have filed notices of appeal to the Eighth Circuit Court of Appeals, challenging the Court’s approval of the settlement.
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
Note 8. Segment Information
We operate in the following two reporting segments, which are the same as our operating segments:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security services.

There were no intersegment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Total Segments
Net revenues	$884	$912
Operating income	253	275
Consumer Security
Net revenues	$403	$430
Operating income	225	245
Enterprise Security
Net revenues	$481	$482
Operating income	28	30
Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers ("CODM") use operating segment financial information to evaluate the Company's performance and to assign resources. As of July 1, 2016, our CODM was comprised of our Interim President and Chief Operating Officer ("COO"), Chief Financial Officer, and General Counsel.
A significant portion of the segments' operating expenses and cost of revenues, to a lesser extent, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses (collectively "corporate charges") include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses. Corporate charges were allocated to the segments, and the allocations were determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to Veritas, but not classified within discontinued operations, were not reallocated to our other segments. At the beginning of the third quarter of fiscal 2016, as Veritas became operationally separate, operating costs related to Veritas were attributed directly to Veritas which reduced our unallocated corporate charges to zero. These charges are presented below as a component of the reconciliation between the total segment operating income and Symantec's income from continuing operations and are classified as unallocated corporate charges. In addition, we do not allocate stock-based compensation expense, amortization of intangible assets and restructuring, separation, transition, and other costs.
The following table provides a reconciliation of the Company's total reportable segments’ operating income from continuing operations to its consolidated operating income:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Total segment operating income	$253	$275
Reconciling items:
Unallocated corporate charges	—	99
Stock-based compensation	49	35
Amortization of intangibles	20	23
Restructuring, separation, transition, and other	70	35
Acquisition costs	8	—
Total consolidated operating income from continuing operations	$106	$83
Note 9. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid for the periods presented:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions, except per share data)
Dividends declared and paid	$46	$103
Dividend equivalent rights paid	22	4
Total dividends and dividend equivalents paid	$68	$107
Dividends declared per common share	$0.075	$0.15
Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.
On August 4, 2016, we declared a cash dividend of $0.075 per share of common stock to be paid on September 14, 2016, to all stockholders of record as of the close of business on August 22, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors (the "Board").
Stock repurchases
Through our stock repurchase programs we repurchase shares on the open market and through accelerated stock repurchase ("ASR") transactions. The following table summarizes our stock repurchases, which were all open market transactions, for the periods presented. The remaining authorization amount includes the impact of shares purchased under our ASR agreements.

	Three Months Ended
	July 1, 2016	July 3, 2015
	(In millions, except per share data)
Total number of shares repurchased	—	4
Dollar amount of shares repurchased	$—	$90
Average price paid per share	$—	$24.39
Remaining authorization at end of period	$790	$1,068

Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain On Available-For-Sale Securities	Total
	(Dollars in millions)
Balance as of April 1, 2016	$15	$7	$22
Other comprehensive loss before reclassifications	(24)	(1)	(25)
Balance as of July 1, 2016	$(9)	$6	$(3)
Note 10. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Cost of revenues	$3	$2
Sales and marketing	14	11
Research and development	15	12
General and administrative	17	10
Total stock-based compensation expense	49	35
Tax benefit associated with stock-based compensation expense	(15)	(10)
Net stock-based compensation expense from continuing operations	34	25
Net stock-based compensation expense from discontinued operations	—	14
Net stock-based compensation expense	$34	$39
Restricted stock units
The following table summarizes additional information related to our stock-based compensation from restricted stock units, which are our primary equity awards:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(In millions, except per grant data)
Weighted-average fair value per grant	$17.30	$23.92
Awards granted	8.5	10.7
Total fair value of awards vested	$77	$116
Total unrecognized compensation expense	$273	$501
Weighted-average remaining vesting period	2.2 years	2.5 years

Note 11. Income Taxes
The following table summarizes our effective tax rate for income from continuing operations for the periods presented:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Income before income taxes	$97	$60
Provision for income taxes	$31	$35
Effective tax rate	32%	58%
Our effective tax rate for income from continuing operations for the three months ended July 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the research and development tax credit, partially offset by state income taxes. Our effective tax rate for income from continuing operations for the three months ended July 3, 2015 differs from the federal statutory income tax rate primarily due to the impact of unallocated corporate charges triggering foreign losses benefited by lower international tax rates as well as an overall reduction in pre-tax income.
For the three months ended July 1, 2016, we recorded an income tax expense on discontinued operations of $16 million. For the three months ended July 3, 2015, we recorded an income tax expense on discontinued operations of $21 million. See Note 3 for further details regarding discontinued operations.
For the three months ended July 1, 2016 and July 3, 2015, the tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $8 million and $3 million, respectively. For the three months ended July 3, 2015, the impact of these tax benefits on our effective tax rate was offset as a result of certain transaction costs not fully deductible for tax purposes.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $6 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 12. Earnings Per Share
Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share also include the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of shares underlying outstanding stock options, restricted stock, employee stock purchase plan and convertible senior notes.
The components of earnings per share are as follows:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(In millions, except per share data)
Income from continuing operations	$66	$25
Income from discontinued operations, net of tax	69	92
Net income	$135	$117
Income per share - basic:
Continuing operations	$0.11	$0.04
Discontinued operations	$0.11	$0.13
Net income per share	$0.22	$0.17
Income per share - diluted:
Continuing operations	$0.11	$0.04
Discontinued operations	$0.11	$0.13
Net income per share	$0.22	$0.17

Weighted-average shares outstanding - basic	613	682
Dilutive potential shares from stock-based compensation and convertible note	7	9
Weighted-average shares outstanding - diluted	620	691
Anti-dilutive potential shares	2	—
The Company expects to settle the principal amount of the outstanding 2.50% Convertible Senior Notes in cash, and therefore uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread on the 2.50% Convertible Senior Notes has a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $16.77 per share for the 2.50% Convertible Senior Notes.
Note 13. Subsequent Events
Blue Coat, Inc. merger
On June 12, 2016, we entered into a definitive agreement (the “Agreement”) to acquire Blue Coat, Inc. (“Blue Coat”), for approximately $4.65 billion in cash. Blue Coat provides advanced web security solutions for global enterprises and governments. With this merger we will be positioned to introduce new cybersecurity solutions, to address the ever-evolving threat landscape, the changes introduced by the shift to mobile and cloud, and the challenges created by regulatory and privacy concerns.
The transaction closed on August 1, 2016 (the “close date”), subsequent to our quarter ended July 1, 2016. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the business combination transaction with Blue Coat.
Blue Coat merged with our newly formed acquisition subsidiary and survived as our wholly-owned subsidiary. Each outstanding share of Blue Coat common stock was cancelled and automatically converted into the right to receive cash, without interest. Blue Coat stock options outstanding at the time of the merger were converted into options to purchase Symantec’s common stock based on the option conversion ratio specified in the Agreement. Blue Coat's performance stock units and restricted stock units were converted into rights to acquire Symantec common stock, subject to the equity conversion ratio specified in the Agreement, under the same terms and conditions that were in effect immediately prior to the close date.
In order to fund a portion of the total purchase price, on the close date, the Company borrowed an aggregate amount of $2.8 billion under an amended and restated credit facility and a new term loan facility and issued $1.25 billion aggregate principal amount of 2.0% Convertible Unsecured Notes due 2021 (see below). As a part of the purchase price, Symantec paid off Blue Coat debt totaling approximately $1.9 billion which includes principal, accrued interest, prepayment premiums and other costs.
The close date of this acquisition occurred subsequent to our fiscal quarter-end, therefore the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. We will reflect the preliminary valuation of the net assets acquired and the operational results of Blue Coat on the close date, in our second quarter of fiscal 2017. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition close date. We expect that the purchase price allocation will include a partial write-down of deferred revenue due to purchase accounting in connection with our acquisition.
Although the purchase price allocation for this acquisition and pro forma financial information is not yet available, we expect a substantial majority of the purchase price will be allocated to goodwill and intangible assets.
Debt
On August 1, 2016, we entered into a Term Loan Agreement ("Term Loan Agreement"), with a group of lenders that allows the Company to borrow up to an aggregate amount of $2.0 billion, consisting of a $1.8 billion five-year term loan and a $200 million three-year term loan. The new Term Loan Agreement closed concurrently with the Blue Coat merger on August 1, 2016. In addition, on July 18, 2016, we amended and restated our existing credit agreement (the "Amended and Restated Credit Agreement") to provide for, among other things, an additional $800 million three-year term loan facility (collectively with the term loans under the new Term Loan Agreement, "Term Loans"). The Amended and Restated Credit Agreement became operative on August 1, 2016.
The Company has elected to incur the Term Loans initially as Eurodollar borrowings and such Term Loans will bear interest at a rate equal to LIBOR plus a margin based on the debt rating of the Company's non-credit-enhanced, senior unsecured long-term debt, as specified in the Amended and Restated Credit Agreement and the new Term Loan Agreement, as applicable. The new Term Loan Agreement and the Amended and Restated Credit Agreement include a consolidated leverage ratio covenant. The Company utilized the proceeds of the Term Loan, together with the proceeds from the 2.0% Convertible Unsecured Notes due 2021 (the “Notes”) (as discussed below), to pay for a portion of the Blue Coat merger, including the prepayment of Blue Coat's outstanding debt and related transaction fees.
On June 12, 2016, the Company entered into an investment agreement (the “Investment Agreement”) with Bain Capital Fund XI, L.P. and Bain Capital Europe Fund IV, L.P. (collectively with their affiliates, “Bain”) and Silver Lake Partners IV Cayman (AIV II), L.P. (collectively with its affiliates, “Silver Lake”, and together with Bain, the “Purchasers”), relating to the issuance of $1.25 billion aggregate principal amount of the Notes to the Purchasers, consisting of an aggregate of $750 million 2.0% Convertible Unsecured Notes to Bain and a $500 million 2.0% Convertible Unsecured Note to Silver Lake. The Notes were issued concurrently with the Blue Coat merger.
The Notes bear interest at a rate of 2.0% per annum, payable semiannually in cash and will mature in 2021 subject to earlier conversion. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and common stock, at the Company’s option, at a conversion rate of 48.9860 per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $20.41 per share), subject to customary anti-dilution adjustments. If holders of the Notes convert them in connection with a fundamental change, the Company may be required to provide a make whole premium in the form of an increased conversion rate, subject to a maximum amount. The Company used the proceeds from the issuance of the Notes to pay the fees and expenses of and consummate the merger, including the repayment of existing indebtedness of Blue Coat.
With certain exceptions, upon change in control of the Company, the holders of the Notes may require that the Company repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Notes are not redeemable by the Company. The indenture under which the Notes are outstanding includes customary events of default, which may result in the acceleration of the maturities of the Notes. In accordance with the provisions of the Investment Agreement, the Company appointed a designee of Bain to the Board on August 1, 2016. Bain's rights to Board representation terminate under certain circumstances, including if Bain and its affiliates beneficially own less than 4% of all the Company's outstanding common stock (on an as-converted basis) then outstanding.
Change in management
In connection with the Blue Coat merger, our Board appointed Greg Clark as Chief Executive Officer (“CEO”) and a member of the Board, and Michael Fey as President and COO, effective on the close date. In addition, on the close date, Michael Brown stepped down from his role as the Company’s CEO and director, and Dr. Ajei S. Gopal ceased his service as the Company’s interim President and COO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and of our restructurings, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended April 1, 2016. We encourage you to read that section carefully.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended July 1, 2016 and July 3, 2015, each consisted of 13 weeks. Our 2017 fiscal year consists of 52 weeks and ends on March 31, 2017.
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
As the world leader in cybersecurity, our fiscal 2017 priorities include: delivering upon our Unified Security strategy, building our enterprise security pipeline and go-to-market capabilities, improving our cost structure, and efficiently allocating capital.
Blue Coat, Inc. merger
On June 12, 2016, we entered into a definitive agreement to acquire Blue Coat, Inc. (“Blue Coat”), for approximately $4.65 billion in cash, which includes the repayment of Blue Coat's outstanding debt. Blue Coat provides advanced web security solutions for global enterprises and governments. With this merger we will be positioned to introduce new cybersecurity solutions, to address the ever-evolving threat landscape, the changes introduced by the shift to mobile and cloud, and the challenges created by regulatory and privacy concerns.
The transaction closed on August 1, 2016, subsequent to our quarter ended July 1, 2016. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the merger with Blue Coat.
Divestiture of Veritas
On January 29, 2016, the Company sold our former information business ("Veritas"). The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Income and thus have been excluded from continuing operations and segment results for all reported periods. The following discussion relates to our continuing operations unless stated otherwise.

Our operating segments
Our current operating segments are significant strategic business units that offer different products and services distinguished by customer needs. We operate in the following two reporting segments, which are the same as our operating segments:

•
Consumer Security: Our Consumer Security segment focuses on making it simple for customers to be productive and protected at home and at work. Our Norton-branded services provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families, and small businesses.

•
Enterprise Security: Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, and website security services.

For further description of our operating segments see Note 8 of the Notes to Condensed Consolidated Financial Statements.
Financial results and trends
The following table provides an overview of key financial metrics for the periods indicated below:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Condensed Consolidated Statements of Income data:
Net revenues	$884	$912
Gross profit	735	754
Operating income	106	83
Operating margin percentage	12%	9%
Condensed Consolidated Cash Flow data:
Cash flow from continuing operating activities	$(742)	$59
Net revenues for the three months ended July 1, 2016, decreased $28 million compared to the corresponding prior year period. The decrease was primarily due to the decline in our consumer security revenue.
Our gross margin of 83% for the three months ended July 1, 2016, remained consistent with the gross margin for the corresponding prior year period.
Operating income for the three months ended July 1, 2016, increased $23 million, compared to the corresponding prior year period. The increase in operating income was due primarily to a decrease in corporate charges previously allocated to Veritas but not classified within discontinued operations. These corporate charges were included in cost of revenues and expenses from continuing operations and include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more details. The reduction of unallocated corporate charges increased operating income by $99 million in the three months ended July 1, 2016, compared to the corresponding prior year period. The reduction in unallocated corporate charges was partially offset by increased restructuring and stock-based compensation expenses, as well as decreased revenue for the three months ended July 1, 2016. We anticipate that our quarterly operating income will continue to benefit from a reduction of unallocated corporate costs as compared to the prior year period until the third quarter of fiscal 2017. We expect our operating margins to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash from continuing operating activities decreased $801 million for the three months ended July 1, 2016, compared to the same period for fiscal 2016. This change was primarily due to the payment in the first quarter of fiscal 2017 of the income tax liability related to the sale of Veritas.
Critical accounting policies and estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 1, 2016, as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.

Recently issued authoritative guidance
See Note 1 of the Notes to Condensed Consolidated Financial Statements for recently issued authoritative guidance, including the expected dates of adoption and the effects on our results of operations and financial condition.
RESULTS OF OPERATIONS
The following table sets forth certain Condensed Consolidated Statements of Income data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 1, 2016	July 3, 2015
Net revenues	100%	100%
Cost of revenues	17%	17%
Gross profit	83%	83%
Operating expenses:
Sales and marketing	33%	37%
Research and development	19%	22%
General and administrative	10%	9%
Amortization of intangible assets	2%	2%
Restructuring, separation, transition, and other	8%	4%
Total operating expenses	71%	74%
Operating income	12%	9%
Non-operating expense, net	1%	3%

Note: The total percentages may not add due to rounding.
Net revenues

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Net revenues	$884	$912	(3)%
Net revenues decreased $28 million for the three months ended July 1, 2016, compared to the corresponding prior year period. The decrease was primarily due to a decline in our consumer security revenue driven by the ongoing impact of changes to our renewal practices and a reduction in original equipment manufacturers ("OEM") arrangements.

Net revenues and operating income by segment

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Net revenues:
Consumer Security	$403	$430	(6)%
Enterprise Security	481	482	—%
Percentage of total net revenues:
Consumer Security	46%	47%
Enterprise Security	54%	53%
Operating income:
Consumer Security	$225	$245	(8)%
Enterprise Security	28	30	(7)%
Operating margin:
Consumer Security	56%	57%
Enterprise Security	6%	6%
Consumer Security revenue decreased $27 million for the three months ended July 1, 2016, compared to the same period last year. The decrease was due to the ongoing impact of reduced acquisition of new customers from OEMs and retailers over the past year. Consumer Security operating income decreased $20 million for the three months ended July 1, 2016, primarily due to the decrease in revenue.
Net revenues by geographic region

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Revenues by geographic region:
Americas (U.S., Canada and Latin America)	$509	$531	(4)%
EMEA (Europe, Middle East and Africa)	215	230	(7)%
APJ (Asia Pacific and Japan)	160	151	6%
Total net revenues	$884	$912	(3)%

U.S.	$459	$473	(3)%
International	425	439	(3)%
Total net revenues	$884	$912	(3)%

Percentage of total net revenues:
Americas (U.S., Canada and Latin America)	58%	58%
EMEA (Europe, Middle East and Africa)	24%	25%
APJ (Asia Pacific and Japan)	18%	17%
U.S.	52%	52%
International	48%	48%
Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by approximately $11 million for the three months ended July 1, 2016, compared to the same period last year.
We expect that our international sales will continue to represent a significant portion of our revenue. As a result, we anticipate that foreign currency exchange rates compared to the U.S. dollar will continue to impact revenue. However, we are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.

Cost of revenues

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Cost of revenues	$149	$158	(6)%
Cost of revenues consists primarily of technical support costs, costs of billable services, fees to OEMs under revenue-sharing agreements and fulfillment costs. Our cost of revenues decreased by $9 million for the three months ended July 1, 2016, compared to the same period last year, primarily due to a decrease in unallocated corporate charges. See Note 8 of the Notes to Condensed Consolidated Financial Statements for more information about our unallocated corporate charges.
Operating expenses

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Sales and marketing	$291	$340	(14)%
Research and development	170	198	(14)%
General and administrative	84	84	—%
Amortization of intangible assets	14	14	—%
Restructuring, separation, transition, and other	70	35	100%
Total	$629	$671	(6)%
The overall decrease in operating expenses for the three months ended July 1, 2016, was primarily due to a decrease in unallocated corporate charges previously allocated to Veritas. These unallocated corporate charges are included in expenses from continuing operations. See below for the impacts of the unallocated corporate charges.
Sales and marketing expense decreased $49 million for the three months ended July 1, 2016, compared to the same period last year. The decrease was primarily due to a reduction of unallocated corporate charges of $42 million.
Research and development expense decreased $28 million for the three months ended July 1, 2016, compared to the same period last year. The decrease was primarily due to a reduction of unallocated corporate charges of $22 million.
General and administrative expense remained flat for the three months ended July 1, 2016, compared to the same period last year. A reduction of unallocated corporate charges of $24 million was partially offset by merger costs, and stock-based compensation expenses.
Restructuring, separation, transition, and other costs include severance, facilities, separation, transition, and other related costs. For the three months ended July 1, 2016 we incurred $26 million of restructuring costs, $20 million in transition costs, and $24 million of other costs. For further information on restructuring, separation, transition, and other costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
Non-operating expense, net

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Interest income	$5	$3	67%
Interest expense	(27)	(20)	35%
Other income (expense), net	13	(6)	*
Non-operating expense, net	$(9)	$(23)	(61)%

* Percentage is not meaningful.
Non-operating expense, net, decreased $14 million year over year, primarily driven by $9 million of income from transition service agreements ("TSA") during the three months ended July 1, 2016, pursuant to which the company provided Veritas certain limited services. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information about TSAs.

Provision for income taxes

	Three Months Ended
	July 1, 2016	July 3, 2015	% Change
	(Dollars in millions)
Income before income taxes	$97	$60
Provision for income taxes	$31	$35	(11)%
Effective tax rate on earnings	32%	58%
Our effective tax rate for income from continuing operations for the three months ended July 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the research and development credit, partially offset by state income taxes. Our effective tax rate for income from continuing operations for the three months ended July 3, 2015 differs from the federal statutory income tax rate primarily due to the impact of unallocated corporate charges triggering foreign losses benefited by lower international tax rates as well as an overall reduction in pre-tax income.
For the three months ended July 1, 2016, we recorded an income tax expense on discontinued operations of $16 million. For the three months ended July 3, 2015, we recorded an income tax expense on discontinued operations of $21 million. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further details regarding discontinued operations.
For the three months ended July 1, 2016 and July 3, 2015, the tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $8 million and $3 million, respectively. For the three months ended July 3, 2015, these tax benefits were offset as a result of certain transaction costs not fully deductible for tax purposes.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $6 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Blue Coat, Inc. merger
On June 12, 2016, we entered into a definitive agreement to acquire Blue Coat for approximately $4.65 billion in cash. On August 1, 2016 (the "close date"), subsequent to our quarter end, the transaction closed. Simultaneously, we borrowed $2.8 billion under a term loan facility and our amended and restated credit facility and $1.25 billion from the sale of convertible unsecured senior notes to finance a portion of the purchase price, and funded the remainder through existing cash. As a part of the purchase price, we repaid all Blue Coat debt totaling approximately $1.9 billion. For more information on the Blue Coat merger, see Note 13 of the Notes to Condensed Consolidated Financial Statements.
Sources of cash
We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. As of July 1, 2016, we had cash, cash equivalents and short-term investments of $6.1 billion and an unused credit facility of $1.0 billion, resulting in a liquidity position of approximately $7.1 billion. As of July 1, 2016, $5.2 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Revolving Credit Facility. On May 10, 2016, we terminated our existing $1.0 billion revolving credit facility and entered into a new $2.0 billion senior unsecured revolving credit facility. The new agreement provides for a 3-year term loan facility in an aggregate amount of $1.0 billion (the “Term Facility”) and a 5-year revolving credit facility in an aggregate principal amount not to exceed $1.0 billion (the “Revolving Facility”). At the closing of the new agreement, the Company borrowed $1.0 billion under the Term Facility and did not borrow amounts under the Revolving Facility. There were no borrowings outstanding under the old credit agreement at the time it was terminated. As of July 1, 2016, we were in compliance with all required covenants, and there was no outstanding balance on the Revolving Facility.
Senior Debt. On August 1, 2016, we entered into a Term Loan Agreement with a group of lenders that allows the Company to borrow up to an aggregate amount of $2.0 billion, consisting of a $1.8 billion five-year term loan and a $200 million three-year term loan. The new Term Loan Agreement closed concurrently with the Blue Coat merger on August 1, 2016. In addition, on July 18, 2016, we amended and restated our existing credit agreement (the "Amended and Restated Credit Agreement") to provide for, among other things, and additional $800 million three-year term loan facility (collectively with the term loans under the new Term Loan Agreement, the "Term Loans"). The Amended and Restated Credit Agreement became operative on August 1, 2016. The new Term Loan Agreement and the Amended and Restated Credit Agreement include a consolidated leverage ratio covenant.
Convertible Senior Notes. On June 12, 2016, the Company entered into an investment agreement relating to the issuance of $1.25 billion aggregate principal amount of 2.0% Convertible Unsecured Notes due 2021 (the “Notes”). The Notes were issued concurrently with the Blue Coat merger on the close date.
We believe that our existing cash and investment balances, our available Revolving Facility, our ability to issue new debt instruments and common stock, as well as cash generated from operations will be sufficient to meet our business requirements, including working capital and capital expenditures, any cash dividends, principal and interest payments on debt, repurchases of our stock, and acquisitions for at least the next 12 months and foreseeable future. We remain committed to paying a quarterly cash dividend to our shareholders, totaling $0.30 per share per year. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.
Uses of cash
Our principal cash requirements include acquisitions, operating expenses and working capital, capital expenditures, payment of principal and interest on debt, and payment of taxes. Also, we may engage, from time to time, in the open market purchase of our Notes prior to their maturity. Furthermore, our capital allocation strategy contemplates a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock, pay debts, and acquire other businesses.
Blue Coat Merger. As noted above, subsequent to July 1, 2016, we acquired Blue Coat for approximately $4.65 billion in cash, which includes the repayment of approximately $1.9 billion in Blue Coat debt.
Dividend Program. During the three months ended July 1, 2016, we declared and paid aggregate cash dividends of $46 million, or $0.075 per common share. During the three months ended July 3, 2015, we declared and paid cash dividends of $103 million or $0.15 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit. During the three months ended July 1, 2016, we paid dividend equivalents of $22 million, compared to $4 million during the three months ended July 3, 2015.
On August 4, 2016, we declared a cash dividend of $0.075 per share of common stock, to be paid on September 14, 2016 to all stockholders of record as of the close of business on August 22, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring Plans. We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with the restructuring plan. We expect to incur cash expenditures in connection with the plan of approximately $180 million to $230 million, of which approximately $90 million to $100 million is expected to be for severance and termination benefits, $45 million to $60 million is expected to be for contract termination and relocation costs, and the remainder is expected to be in the form of advisory fees. These actions are expected to be completed in fiscal 2018. For further information, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

Cash flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	July 1, 2016	July 3, 2015
	(Dollars in millions)
Net cash provided by (used in):
Continuing operating activities	$(742)	$59
Continuing investing activities	15	54
Continuing financing activities	898	(227)
Continuing operating activities
Our primary source of cash from continuing operating activities has been from cash collections from our customers. Our orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. We therefore expect cash inflows from continuing operating activities to be affected by fluctuations in billings and timing of collections.
Our primary uses of cash from our continuing operating activities include payments for income taxes, payments for compensation and related costs, payments to our resellers and distribution partners, and other general corporate expenditures.
Net cash from continuing operating activities decreased $801 million for the three months ended July 1, 2016, from the three months ended July 3, 2015. This change was primarily due to cash payments for taxes on the gain from the divestiture of Veritas, partially offset by an increase in income from continuing operations adjusted for non-cash items.
Continuing investing activities
Our investing cash flows consist primarily of capital expenditures and investment purchases, sales, and maturities. Net cash provided by continuing investing activities decreased $39 million for the three months ended July 1, 2016, from the three months ended July 3, 2015, primarily due to lower cash inflows from short-term investments, partially offset by reduced capital expenditures.
Continuing financing activities
Our financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, and issuance and repayment of debt. Net cash provided by continuing financing activities increased $1.1 billion for the three months ended July 1, 2016, from the three months ended July 3, 2015. This was primarily due to net proceeds received from the Term Facility, a decrease in stock repurchases and lower cash dividend payments.
Contractual obligations
There were no significant changes to our contractual obligations during the three months ended July 1, 2016, compared to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.
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
In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries.  As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries' breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general,  it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
Interest rate risk
There have been no significant changes in our interest rate risk exposures during the three months ended July 1, 2016, as compared to the interest rate risk exposures discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.
Foreign currency exchange rate risk
We conduct business in over 35 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Our entities conduct their businesses in the primary local currency in which they operate, however, they may conduct business in other currencies. To the extent our entities hold monetary assets or liabilities, earn revenues or expend costs in currencies other than that entity's functional currency, they will be exposed to foreign exchange gains or losses and impacts to margins as a result. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration to help mitigate foreign exchange risk, however we are not able to mitigate all of our foreign exchange risk. We have considered historical trends in exchange rates and determined that it is possible that adverse changes in exchange rates for any currency could be experienced. Compared to April 1, 2016, as of July1, 2016, the hypothetical change in value in our forward exchange contracts for a 10% change in exchange rates has declined by $34 million.
We do not use derivative financial instruments for speculative trading purposes, nor do we mitigate our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") as of July 1, 2016) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our CEO and CFO as of July 1, 2016, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the first quarter of fiscal 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management has concluded that, as of July 1, 2016, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objectives.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading "Litigation Contingencies" in Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.
Item 1A. Risk Factors
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report, except for the following risk factor. The risk factor below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.
We may experience difficulties in realizing the expected benefits of the acquisition of Blue Coat, Inc. and may continue to incur significant acquisition-related costs and transition costs in connection with the acquisition of Blue Coat.
We completed the Blue Coat merger on August 1, 2016. The integration is expected to result in substantial financial costs and require the investment of personnel time and attention and other resources. The success of the acquisition of Blue Coat depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining Symantec and Blue Coat in an efficient and effective manner. We may never realize these business opportunities and growth prospects. We may incur additional costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Additionally, we may encounter difficulties in integrating Blue Coat, which could delay our achievement of the expected benefits from this acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) None.
Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Gregory S. Clark
Gregory S. Clark Chief Executive Officer and Director

By:	/s/ Thomas J. Seifert
Thomas J. Seifert Executive Vice President and Chief Financial Officer

August 5, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Agreement and Plan of Merger, dated as of June 12, 2016, by and among Symantec Corporation, S-B0616 Merger Sub, Inc. and Blue Coat, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).	8-K	000-17781	2.01	6/14/2016
2.02	Investment Agreement, dated as of June 12, 2016, by and among Symantec Corporation, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
2.03
Amendment to Investment Agreement, dated as of July 31, 2016, by and among Symantec Corporation, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.
						X
4.01
Credit Agreement, dated as of May 10, 2016, among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank, PLC, HSBC Bank USA, National Association, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., Sumitomo Mitsui Banking Corporation, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Co-Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., and JP Morgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners.
		10-K	000-11781	4.02	5/20/2016
4.02
Amendment Agreement, dated as of July 18, 2016, by and among Symantec Corporation, Symantec Operating Corporation, the Lenders and the New Term Lenders, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A.
						X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
4.03
Credit Agreement, effective as of August 1, 2016, among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.
X
4.04	Indenture, dated as of August 1, 2016, by and between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 2.00% Convertible Senior Note Due 2021)					X
4.05
Term Loan Agreement, dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.
X
10.01*	Amended Executive Employment Agreement, dated April 28, 2016, by and between Symantec Corporation and Michael A. Brown.	10-K	000-11781	10.26	5/20/2016
10.02*	Employment Offer Letter, dated April 27, 2016, between Symantec Corporation and Ajei Gopal.	10-K	000-11781	10.27	5/20/2016
10.03*	Employment Letter dated as of June 12, 2016 by and between Gregory S. Clark, Symantec Corporation and Blue Coat, Inc.					X
10.04*	Offer letter dated as of June 12, 2016 by and between Michael Fey and Symantec Corporation.					X
10.05*	FY17 Executive Annual Incentive Plan - Chief Executive Officer.					X
10.06*	FY17 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.					X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.07*	Form of FY17 Symantec Corporation Performance Based Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.