Form 10-Q
period 2016-09-30
SYMANTEC CORP
filed 2016-11-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 28, 2016: 623,419,220 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	September 30, 2016	April 1, 2016*
ASSETS
Current assets:
Cash and cash equivalents	$5,610	$5,983
Short-term investments	9	42
Accounts receivable, net	459	556
Other current assets	391	378
Total current assets	6,469	6,959
Property and equipment, net	933	957
Intangible assets, net	1,961	443
Goodwill	7,232	3,148
Equity investments	159	157
Other long-term assets	110	103
Total assets	$16,864	$11,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139	$175
Accrued compensation and benefits	218	219
Deferred revenue	2,085	2,279
Current portion of long-term debt	600	—
Income taxes payable	96	941
Other current liabilities	371	419
Total current liabilities	3,509	4,033
Long-term debt	6,576	2,207
Long-term deferred revenue	402	359
Long-term deferred tax liabilities	2,234	1,235
Long-term income taxes payable	192	160
Other long-term obligations	89	97
Total liabilities	13,002	8,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; 21 shares issued; 0 outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000,000 shares authorized; 623,348 and 612,266 shares issued and outstanding, respectively	4,527	4,309
Accumulated other comprehensive income (loss)	(1)	22
Accumulated deficit	(664)	(655)
Total stockholders’ equity	3,862	3,676
Total liabilities and stockholders’ equity	$16,864	$11,767

*Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net revenues	$979	$906	$1,863	$1,818
Cost of revenues	210	160	359	318
Gross profit	769	746	1,504	1,500
Operating expenses:
Sales and marketing	338	336	629	676
Research and development	200	199	370	397
General and administrative	145	66	229	150
Amortization of intangible assets	34	14	48	28
Restructuring, separation, transition, and other	64	31	134	66
Total operating expenses	781	646	1,410	1,317
Operating income (loss)	(12)	100	94	183
Interest income	4	2	9	5
Interest expense	(52)	(19)	(79)	(39)
Other income (expense), net	10	4	23	(2)
Income (loss) from continuing operations before income taxes	(50)	87	47	147
Provision for income taxes	19	34	50	69
Income (loss) from continuing operations	(69)	53	(3)	78
Income (loss) from discontinued operations, net of income taxes	(75)	103	(6)	195
Net income (loss)	$(144)	$156	$(9)	$273

Income (loss) per share - basic:
Continuing operations	$(0.11)	$0.08	$—	$0.11
Discontinued operations	$(0.12)	$0.15	$(0.01)	$0.29
Net income (loss) per share - basic	$(0.23)	$0.23	$(0.01)	$0.40

Income (loss) per share - diluted:
Continuing operations	$(0.11)	$0.08	$—	$0.11
Discontinued operations	$(0.12)	$0.15	$(0.01)	$0.28
Net income (loss) per share - diluted	$(0.23)	$0.23	$(0.01)	$0.40

Weighted-average shares outstanding:
Basic	620	682	617	682
Diluted	620	687	617	689
Cash dividends declared per common share	$0.075	$0.15	$0.15	$0.30

Note: Net income (loss) per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net income (loss)	$(144)	$156	$(9)	$273
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	2	(34)	(22)	(22)
Reclassification adjustments for net loss included in net income (loss)	—	1	—	1
Net foreign currency translation adjustments	2	(33)	(22)	(21)
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	5	(1)	5
Other comprehensive income (loss), net of taxes	2	(28)	(23)	(16)
Comprehensive income (loss)	$(142)	$128	$(32)	$257
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	September 30, 2016	October 2, 2015
OPERATING ACTIVITIES:
Net income (loss)	$(9)	$273
(Income) loss from discontinued operations, net of income taxes	6	(195)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	205	153
Stock-based compensation expense	134	80
Deferred income taxes	49	15
Excess income tax benefit from the exercise of stock options	(5)	(6)
Other	31	8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	225	108
Accounts payable	(66)	17
Accrued compensation and benefits	(35)	(54)
Deferred revenue	(213)	(207)
Income taxes payable	(841)	(46)
Other assets	6	47
Other liabilities	(51)	(30)
Net cash provided by (used in) continuing operating activities	(564)	163
Net cash provided by (used in) discontinued operating activities	(153)	271
Net cash provided by (used in) operating activities	(717)	434
INVESTING ACTIVITIES:
Purchases of property and equipment	(39)	(111)
Payments for acquisitions, net of cash acquired	(4,533)	(4)
Purchases of short-term investments	—	(326)
Proceeds from maturities of short-term investments	31	1,018
Proceeds from sales of short-term investments	—	76
Proceeds from divestiture of information management business, net of transaction costs	7	—
Net cash provided by (used in) continuing investing activities	(4,534)	653
Net cash used in discontinued investing activities	—	(38)
Net cash provided by (used in) investing activities	(4,534)	615
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(17)	(367)
Proceeds from issuance of debt, net of issuance costs	4,999	—
Net proceeds from sales of common stock under employee stock benefit plans	49	44
Excess income tax benefit from the exercise of stock options	5	6
Tax payments related to restricted stock units	(34)	(25)
Dividends and dividend equivalents paid	(120)	(210)
Repurchases of common stock	—	(250)
Proceeds from other financing	10	—
Net cash provided by (used in) continuing financing activities	4,892	(802)
Net cash used in discontinued financing activities	—	(12)
Net cash provided by (used in) financing activities	4,892	(814)
Effect of exchange rate fluctuations on cash and cash equivalents	(14)	(12)
Change in cash and cash equivalents	(373)	223
Beginning cash and cash equivalents	5,983	2,874
Ending cash and cash equivalents	5,610	3,097
Less: Cash and cash equivalents of discontinued operations	—	736
Cash and cash equivalents of continuing operations	$5,610	$2,361
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$977	$94
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Symantec Corporation (“Symantec,” “we,” “us,” “our,” and the "Company” refer to Symantec Corporation and all of its subsidiaries) is a global leader in cybersecurity.
On August 1, 2016 (the "close date"), we completed our acquisition of Blue Coat, Inc. ("Blue Coat"). Blue Coat's results of operations have been included in our Condensed Consolidated Statements of Operations beginning August 1, 2016. See Note 3 for more information on the Blue Coat acquisition.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016. The results of operations for the three and six months ended September 30, 2016, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and six month ended periods in this report relate to fiscal periods ended September 30, 2016 and October 2, 2015. The six months ended September 30, 2016 and October 2, 2015, each consisted of 26 weeks. Our 2017 fiscal year consists of 52 weeks and ends on March 31, 2017.
There have been no material changes in our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016. In connection with the Blue Coat acquisition, we assumed options to purchase common stock with a fair value of $265 million.
Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. We estimate forfeitures based on historical experience. Our granted stock-based awards principally consist of restricted stock units (“RSUs”). The fair value of each RSU is equal to the market value of our common stock on the date of grant. The fair values of RSUs are not discounted by the dividend yield because the Company’s RSUs include dividend-equivalent rights. We use the Black-Scholes model to determine the fair value of stock options. The Black-Scholes model incorporates various subjective variables, including our expected stock price volatility over the expected life of the options, actual and projected employee stock option exercise and forfeiture behaviors, risk-free interest rates, and expected dividends.
Recent accounting guidance not yet adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on revenue from contracts with customers. The new standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures about revenue recognition. As currently issued and amended, the standard is effective for us for our first quarter of fiscal 2019 and may be applied retrospectively or using the cumulative effect transition method. Early adoption as of the original effective date is permitted, but we do not intend to adopt the provisions of the new standard early. We expect to determine an adoption method by the end of fiscal 2017 and to have a preliminary qualitative assessment of the effect that the standard will have on our Consolidated Financial Statements.
In January 2016, the FASB issued new authoritative guidance on financial instruments. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for us for our first quarter of fiscal 2019, with early adoption permitted under limited circumstances. We are currently evaluating the effect the standard will have on our Consolidated Financial Statements.
In February 2016, the FASB issued new authoritative guidance on lease accounting. Among its provisions, the standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases and also requires additional qualitative and quantitative disclosures about lease arrangements. The standard is effective for us for our first quarter of fiscal 2020 with early adoption permitted. It is not expected that the adoption of the standard will have a material impact to our operating results.
In March 2016, the FASB issued authoritative guidance simplifying several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, accounting for forfeitures, and classification of excess tax benefits on the statement of cash flows. The standard is effective for us for our first quarter of fiscal 2018, however, early adoption is permitted. We believe the most significant impact of the new guidance will be volatility to our effective tax rate from the change in accounting for income taxes and on its classification of excess tax benefit on the Consolidated Statements of Cash Flows. The impact of this standard on our effective tax rate for future periods will be dependent on our stock price at the time the awards vest and the number of awards that vest.
In June 2016, the FASB issued new authoritative guidance on credit losses which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, we will be required to use a new forward-looking “expected loss” model. Additionally, for available-for-sale debt securities with unrealized losses, we will measure credit losses in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for us for our first quarter of fiscal 2021. We are currently evaluating the effect the standard will have on our Consolidated Financial Statements.
Note 2. Fair Value Measurements
We account for certain assets at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Observable inputs other than quoted prices included in Level 1 for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-driven valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value.
Assets measured and recorded at fair value on a recurring basis
Our cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Our short-term investments consist of investment securities with original maturities greater than three months and marketable equity securities.
The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2016			April 1, 2016
	Fair Value	Cash and Cash Equivalents	Short-term Investments	Fair Value	Cash and Cash Equivalents	Short-term Investments
	(In millions)
Cash	$944	$944	$—	$1,072	$1,072	$—
Non-negotiable certificates of deposit	46	46	—	1	—	1
Level 1
Money market	2,977	2,977	—	2,905	2,905	—
U.S. government securities	117	117	—	335	310	25
Marketable equity securities	9	—	9	11	—	11
	3,103	3,094	9	3,251	3,215	36
Level 2
Corporate bonds	—	—	—	45	43	2
U.S. agency securities	574	574	—	526	523	3
Commercial paper	952	952	—	1,121	1,121	—
Negotiable certificates of deposit	—	—	—	9	9	—
	1,526	1,526	—	1,701	1,696	5
Total	$5,619	$5,610	$9	$6,025	$5,983	$42

There were no transfers between fair value measurements levels during the six months ended September 30, 2016.
Fair value of debt
As of September 30, 2016 and April 1, 2016, the total fair value of our debt was $7.3 billion and $2.3 billion, respectively, based on Level 2 inputs.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Our non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment and equity investments, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or if any indicators for impairment exist. On a periodic basis whenever events or changes in circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets, non-financial assets are assessed for impairment. If applicable, these non-financial assets are written-down to and recorded at fair value.
Note 3. Acquisition
On the close date, we acquired all of the outstanding common stock of Blue Coat, a provider of advanced web security solutions for global enterprises and governments. With this acquisition we are positioned to introduce new cybersecurity solutions, to address the ever-evolving threat landscape, the changes introduced by the shift to mobile and cloud, and the challenges created by regulatory and privacy concerns.
The total consideration for the acquisition of Blue Coat was approximately $4.67 billion, net of cash acquired, and consisted of the following:

August 1, 2016
(In millions)
Cash and equity consideration for outstanding Blue Coat common shares and restricted stock awards	$2,006
Cash consideration for outstanding Blue Coat debt	1,910
Issuance of Symantec 2.0% convertible debt to Bain Capital Funds (selling shareholder)	750
Fair value of vested assumed Blue Coat stock options	102
Cash consideration for acquiree acquisition-related expenses	51
Total consideration	4,819
Cash acquired	(146)
Net consideration transferred	$4,673
The cash consideration for the retirement of Blue Coat debt included the repayment of the associated principal, accrued interest, premiums and other costs.
We funded a portion of the total purchase price through debt financing, including borrowings of an aggregate principal amount of $2.8 billion under an amended and restated credit facility and a new term loan facility. On the close date, we also issued 2.0% Convertible Unsecured Notes due 2021 for an aggregate principal amount of $1.25 billion, $750 million of which was to a selling shareholder. See Note 5 for more information on these debt instruments.
Our preliminary allocation of the purchase price, based on the estimated fair values of the assets acquired and liabilities assumed on the close date, is as follows:

August 1, 2016
(In millions)
Assets
Accounts receivable	$125
Other current assets	65
Property and equipment	54
Intangibles	1,608
Goodwill	4,086
Other long-term assets	9
Total assets acquired	5,947
Liabilities
Deferred revenue	144
Other current liabilities	111
Long-term deferred revenue	76
Long-term deferred tax liabilities	924
Other long-term obligations	19
Total liabilities assumed	1,274
Total purchase price	$4,673
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement within the measurement period (up to one year from the close date). Adjustments to the purchase price allocation may require adjustments to goodwill prospectively. The primary areas of the preliminary purchase price allocation that are not yet finalized are certain tax matters, intangible assets, and identification of contingencies.
The preliminary goodwill of $4.1 billion arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Symantec and Blue Coat. Substantially all of the goodwill recognized is not expected to be deductible for tax purposes. See Note 4 for more information on goodwill.
Preliminary identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted-average Estimated Useful Life
	(In millions)
Customer relationships	$844	7 years
Developed technology and patents	739	4.3 years
Finite-lived trade names	4	2 years
Product backlog	2	4 months
Total identified finite-lived intangible assets	1,589
In-process research and development	19	N/A
Total identified intangible assets	$1,608
The fair value of in-process research and development was determined using the relief-from-royalty method. A key assumption of this method is a hypothetical technology licensing rate applied to forecasted revenue. The premise associated with this valuation method is that, in lieu of ownership of the asset, a market participant would be willing to pay a licensing fee for the use of that asset.
Impact on operating results
Our results of continuing operations for the three and six months ended September 30, 2016 include $88 million of net revenues and $105 million of loss before income taxes attributable to Blue Coat beginning August 1, 2016. The Blue Coat results are included in our Enterprise Security segment. See Note 9 for more information on our segments. Additionally, transaction costs of $40 million incurred by Symantec in connection with the Blue Coat acquisition are included in general and administrative expense in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016.

Unaudited pro forma information
The unaudited pro forma financial results combine the historical results of Symantec and Blue Coat for the three and six months ended September 30, 2016 and October 2, 2015. The results include the effects of pro forma adjustments as if Blue Coat were acquired at the beginning of our 2016 fiscal year. The pro forma results for the three and six months ended September 30, 2016 and October 2, 2015 include nonrecurring adjustments for amortization of acquired intangible assets, stock-based compensation, commissions, interest on debt used to finance the acquisition, and acquisition-related transaction costs, as well as for the income tax effect of the other pro forma adjustments.
 The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These pro forma results are presented for informational purposes only and are not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of our 2016 fiscal year. The following table summarizes the pro forma financial information:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions)
Net revenues	$1,023	$1,041	$2,086	$2,078
Net income (loss)	$(158)	$40	$(119)	$—
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Consumer Security	Enterprise Security	Total
	(In millions)
Net balance as of April 1, 2016	$1,231	$1,917	$3,148
Acquisition of Blue Coat	—	4,086	4,086
Translation adjustments	—	(2)	(2)
Net balance as of September 30, 2016	$1,231	$6,001	$7,232
See Note 3 for more information on the Blue Coat acquisition.
Intangible assets, net

	September 30, 2016			April 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships	$1,247	$(361)	$886	$406	$(320)	$86
Developed technology	883	(125)	758	144	(84)	60
Finite-lived trade names	19	(4)	15	2	(2)	—
Patents	21	(19)	2	21	(18)	3
Total finite-lived intangible assets	2,170	(509)	1,661	573	(424)	149
Indefinite-lived trade names	281	—	281	294	—	294
In-process research and development	19	—	19	—	—	—
Total	$2,470	$(509)	$1,961	$867	$(424)	$443
As a result of our acquisition of Blue Coat, we recorded $1.6 billion of acquired intangible assets during the three months ended September 30, 2016. See Note 3 for more information on the Blue Coat acquisition.

As of September 30, 2016, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

September 30, 2016
(In millions)
Remainder of 2017	$272
2018	347
2019	317
2020	301
2021	153
Thereafter	271
Total	$1,661
Note 5. Debt
The following table summarizes components of our debt:

	September 30, 2016		April 1, 2016
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(In millions, except percentages)
2.75% Senior Notes due June 15, 2017	$600	2.79%	$600	2.79%
Senior Term Loan A-1 due May 10, 2019	1,000	LIBOR plus (1)	—	—%
Senior Term Loan A-2 due August 1, 2019	800	LIBOR plus (1)	—	—%
Senior Term Loan A-3 due August 1, 2019	200	LIBOR plus (1)	—	—%
4.2% Senior Notes due September 15, 2020	750	4.25%	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	3.76%	500	3.76%
Senior Term Loan A-5 due August 1, 2021	1,800	LIBOR plus (1)	—	—%
2.0% Convertible Unsecured Notes due August 15, 2021	1,250	2.66%	—	—%
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
Total principal amount	7,300		2,250
Less: Unamortized discount and issuance costs	(124)		(43)
Total debt	7,176		2,207
Less: Current portion	(600)		—
Total long-term debt	$6,576		$2,207

(1) The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus a margin based on the debt rating of our non-credit-enhanced, senior unsecured long-term debt.

The future maturities of debt by fiscal year are as follows as of September 30, 2016:

September 30, 2016
(In millions)
Remainder of 2017	$—
2018	600
2019	—
2020	2,000
2021	1,250
Thereafter	3,450
Total	$7,300

Senior Term Facilities
On May 10, 2016, we entered into a senior unsecured credit facility (“Amended and Restated Credit Facility”). The agreement provided for a 5-year Revolving Credit Facility and a 3-year term loan in an amount of $1.0 billion (the “Senior Term Loan A-1”), which is set to expire on May 10, 2019. On July 18, 2016, we amended and restated our credit agreement to provide for, among other things, an additional $800 million 3-year term loan (“Senior Term Loan A-2”) which is set to expire on August 1, 2019. Interest on both the Senior Term Loan A-1 and Senior Term Loan A-2 are payable according to the terms of the agreement. The Amended and Restated Credit Agreement became effective concurrently on the close date of the Blue Coat acquisition. See Note 3 for more information on the Blue Coat acquisition.
On August 1, 2016, we entered into a Term Loan Agreement (the "Term Loan Agreement") with a group of lenders that allows us to borrow an aggregate amount of $2.0 billion, consisting of a $1.8 billion 5-year term loan (“Senior Term Loan A-5”), with a maturity date of August 1, 2021, and a $200 million 3-year term loan (“Senior Term Loan A-3”), with a maturity date of August 1, 2019. The Term Loan Agreement closed concurrently with the Blue Coat acquisition on August 1, 2016. Interest on borrowings under the Term Loan Agreement is payable according to the terms of the agreement. As of October 3, 2016, the Term Loan Agreement was held by a foreign subsidiary of Symantec.
We utilized the proceeds of the Senior Term Loan A-2 under the Amended and Restated Credit Agreement and proceeds of the Term Loan Agreement (collectively the “Acquisition Term Loans”), to pay a portion of the purchase price for the Blue Coat acquisition. Across each of the facilities which were either amended and restated, or entered into in connection with the close of the Blue Coat acquisition, we paid a total of $52 million of issuance costs. The issuance costs are being amortized over the respective periods of the Acquisition Term Loans and Amended and Restated Credit Facility using the effective interest method. The Amended and Restated Credit Facility and Term Loan Facility include a consolidated leverage ratio covenant. As of September 30, 2016, we were in compliance with all covenants in the indentures governing the credit facilities.
Convertible Unsecured Notes
On August 1, 2016, we issued 2.0% Convertible Unsecured Notes due August 15, 2021 (the "Notes") for an aggregate principal amount of $1.25 billion. An aggregate of $750 million of the Notes were issued to Bain Capital Fund XI, L.P. and Bain Capital Europe Fund IV, L.P. (collectively with their affiliates, "Bain") and $500 million to Silver Lake Partners IV Cayman (AIV II), L.P. The Notes were issued concurrently on the close date of the Blue Coat acquisition and the proceeds were used to pay a portion of the purchase price for Blue Coat. The fair value of the equity component of the Notes using level 2 inputs, was $39 million, and was included in additional paid-in capital on the Company's Condensed Consolidated Balance Sheet as of September 30, 2016.
The Notes are convertible into cash, shares of our common stock or a combination of cash and common stock, at our option, at a conversion rate of 48.9860 per $1,000 principal amount (which represents an initial conversion price of approximately $20.41 per share), subject to customary anti-dilution adjustments. If holders of the Notes convert them in connection with a fundamental change, we may be required to provide a make-whole premium in the form of an increased conversion rate, subject to a maximum amount.
With certain exceptions, upon change in control of Symantec, the holders of the Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Notes are not redeemable by us. The indenture of the Notes includes customary events of default, which may result in the acceleration of the maturities of the Notes. In accordance with the provisions of the investment agreement with the holders of the Notes, dated June 12, 2016 and as amended on July 31, 2016, we appointed a designee of Bain to the Board of Directors (the "Board") on August 1, 2016. Bain's rights to Board representation will terminate under certain circumstances, including if

Bain and its affiliates beneficially own less than 4% of all the Company's outstanding common stock (on an as-converted basis).
Revolving Credit Facility
On May 10, 2016, we terminated our previous $1.0 billion senior revolving credit facility and entered into a new senior unsecured credit facility (the “Revolving Credit Facility”). The new credit agreement provides for a 5-year $1.0 billion revolving credit facility.
The Amended and Restated Credit Agreement (as discussed in the Senior Term Facility) which was entered into by the Company on July 18, 2016, includes provisions for the Revolving Credit Facility. Under the Amended and Restated Credit Agreement, the Revolving Credit Facility bears a commitment fee which has pricing adjustments relative to the Company's senior unsecured long-term credit rating. The commitment fee is payable in arrears quarterly. Drawings under the Revolving Credit Facility bear interest according to the terms of the agreement.
The Amended and Restated Credit Agreement includes a consolidated leverage ratio covenant, which is similar to that of the Term Loan Facility. As of September 30, 2016, we were in compliance with the required covenants for the Revolving Credit Facility, and no amounts were outstanding.
Note 6. Discontinued Operations
On January 29, 2016, we completed the sale of our former information management business ("Veritas"). The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods.
In connection with the divestiture, the Company and Veritas entered into Transition Service Agreements ("TSA") pursuant to which we provide Veritas certain limited services including financial support services, information technology services, and access to facilities, and Veritas provides us certain limited financial support services. The TSAs commenced with the close of the transaction and expire at various dates through fiscal 2019. During the three and six months ended September 30, 2016, we recorded income of $8 million and $17 million, respectively, for all services provided to Veritas, which is presented as part of other income (expense), net in the Condensed Consolidated Statements of Operations.
We also have retained various customer relationships and contracts that were reported historically as a part of the Veritas business. Approximately $157 million related to these relationships and contracts have been reported as part of our deferred revenue in the Condensed Consolidated Balance Sheet as of September 30, 2016, along with a $65 million asset representing the service and maintenance rights we have under an agreement with Veritas. These balances will be amortized to discontinued operations through the remaining term of the underlying contracts.
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions)
Net revenues	$51	$592	$123	$1,179
Cost of revenues	(6)	(104)	(9)	(200)
Operating expenses	—	(385)	(24)	(758)
Gain on sale of Veritas	—	—	38	—
Other expense, net	(2)	(1)	—	(6)
Income from discontinued operations before income taxes	43	102	128	215
Income taxes expense (benefit)	118	(1)	134	20
Income (loss) from discontinued operations, net of income taxes	$(75)	$103	$(6)	$195
During the first quarter of fiscal 2017, the Company received an additional payment of $38 million, which represented a purchase price adjustment for the sale of Veritas.

Note 7. Restructuring, Separation, Transition, and Other Costs
Our restructuring, separation, transition, and other costs and liabilities consist primarily of severance, facilities, separation, transition, and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and related costs include advisory, consulting and other costs incurred in connection with the separation of Veritas. Transition costs primarily consist of consulting charges associated with the implementation of new enterprise resource planning systems and costs to automate business processes. Other costs primarily consist of asset write-offs and advisory fees incurred in connection with restructuring events. Restructuring, separation, transition, and other costs are managed at the corporate level and are not allocated to our reportable segments. See Note 9 for information regarding the reconciliation of total segment operating income to total consolidated operating income (loss) from continuing operations.
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with the restructuring plan. We expect to incur total costs in connection with the plan to range between $230 million and $280 million, of which approximately $90 million to $100 million is expected to be for severance and termination benefits, $45 million to $60 million is expected to be for contract termination and relocation costs, and the remainder is expected to be in the form of other costs, including advisory fees and asset write-offs. Non-cash expenses in connection with the plan are expected to be approximately $50 million. These actions are expected to be completed in fiscal 2018. As of September 30, 2016, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2022.
Fiscal 2015 Plan
In fiscal 2015, we initiated a restructuring plan primarily to align personnel with our plans to separate Veritas. These actions were substantially completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016. See Note 6 for more information on the sale of Veritas.
Restructuring, separation, transition, and other expense summary

	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
	(In millions)
Fiscal 2017 Plan
Severance costs	$14	$38
Other exit and disposal costs	20	35
Asset write-offs	5	14
Fiscal 2017 Plan total	39	87
Fiscal 2015 Plan total	—	2
Transition and other related costs	25	45
Restructuring, separation, transition, and other from continuing operations	64	134
Restructuring, separation, transition, and other from discontinued operations	1	10
Total restructuring, separation, transition, and other	$65	$144

Restructuring and separation liabilities summary

	Balance as of April 1, 2016	Costs, Net of Adjustments	Cash Payments	Non-Cash Charges	Balance as of September 30, 2016	Cumulative Incurred to Date
	(In millions)
Fiscal 2017 Plan
Severance costs	$—	$38	$(31)	$—	$7	$38
Other exit and disposal costs	4	35	(21)	—	18	39
Asset write-offs	—	14	—	(14)	—	14
Fiscal 2017 Plan total	4	87	(52)	(14)	25	$91
Fiscal 2015 Plan total	29	12	(32)	—	9	$468
Restructuring and separation plans total	$33	$99	$(84)	$(14)	$34
As of September 30, 2016 and April 1, 2016, the restructuring and separation liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
Note 8. Commitments and Contingencies
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
EDS & NDI
On January 24, 2011, a class action lawsuit was filed against us and our previous e-commerce vendor Digital River, Inc.; the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service (“EDS”) and Norton Download Insurance (“NDI”). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005 and March 10, 2011. In August 2015, the parties executed a settlement agreement pursuant to which we would pay the plaintiffs $30 million, which we accrued. On October 8, 2015, the Court granted preliminary approval of the settlement, which was subsequently paid into escrow by us. The Court granted final approval on April 22, 2016, and entered judgment in the case. Objectors to the settlement have appealed to the Eighth Circuit Court of Appeals, challenging the Court’s approval of the settlement.
Finjan
On August 28, 2013, Finjan, Inc. filed a complaint against Blue Coat Systems, Inc. in the U.S. District Court for the Northern District of California alleging that certain Blue Coat products infringe six of Finjan's U.S. patents. On August 4, 2015, a jury returned a verdict that certain Blue Coat products infringe five of the Finjan patents-in-suit and awarded Finjan lump-sum damages of $40 million. On November 20, 2015, the trial court entered a judgment in favor of Finjan on the jury verdict and certain non-jury legal issues. On July 28, 2016, in its ruling on post-trial motions the trial court denied Blue Coat’s motions seeking a new trial or judgment as a matter of law and denied Finjan’s request for enhanced damages and attorneys’ fees. In August 2016, we completed our acquisition of Blue Coat. We intend to vigorously contest the judgment and continue to investigate all available remedies for relief, including the filing of a Notice of Appeal to the Federal Circuit Court of Appeals. Our current best estimated loss and related interest with respect to the jury verdict is $40 million, which was accrued by Blue Coat and assumed by us as a part of the acquisition of Blue Coat.
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

Note 9. Segment Information
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

There were no intersegment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions)
Total Segments
Net revenues	$979	$906	$1,863	$1,818
Operating income	249	283	502	558
Consumer Security
Net revenues	$405	$420	$808	$850
Operating income	224	232	449	477
Enterprise Security
Net revenues	$574	$486	$1,055	$968
Operating income	25	51	53	81
Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers, comprised of our Chief Executive Officer ("CEO") and Chief Financial Officer, use operating segment financial information to evaluate our performance and to assign resources.
A significant portion of the segments' operating expenses and cost of revenues, to a lesser extent, arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses (collectively "corporate charges") include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses. Corporate charges were allocated to the segments, and the allocations were determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to Veritas, but not classified within discontinued operations, were not reallocated to our other segments. At the beginning of the third quarter of fiscal 2016, as Veritas became operationally separate, operating costs related to Veritas were attributed directly to Veritas which reduced our unallocated corporate charges to zero. These charges are presented below as a component of the reconciliation between the total segment operating income and Symantec's income from continuing operations and are classified as unallocated corporate charges. In addition, we do not allocate stock-based compensation expense, amortization of intangible assets, costs related to restructuring, separation and transition events, and certain acquisition and integration costs.
The following table provides a reconciliation of our total reportable segments’ operating income to our consolidated operating income (loss) from continuing operations:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions)
Total segment operating income	$249	$283	$502	$558
Reconciling items:
Unallocated corporate charges	—	87	—	186
Stock-based compensation	85	45	134	80
Amortization of intangible assets	69	20	89	43
Restructuring, separation, transition, and other	64	31	134	66
Acquisition and integration costs	43	—	51	—
Total consolidated operating income (loss) from continuing operations	$(12)	$100	$94	$183

Note 10. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions, except per share data)
Dividends declared and paid	$47	$102	$93	$205
Dividend equivalents paid	5	1	27	5
Total dividends and dividend equivalents paid	$52	$103	$120	$210
Cash dividends declared per common share	$0.075	$0.15	$0.15	$0.30
Our RSUs and performance-based restricted stock units ("PSUs") are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.
On November 3, 2016, we declared a cash dividend of $0.075 per share of common stock to be paid on December 14, 2016, to all stockholders of record as of the close of business on November 21, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board.
Changes in accumulated other comprehensive income (loss) by component
Components of accumulated other comprehensive income (loss), on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Total
	(In millions)
Balance as of April 1, 2016	$15	$7	$22
Other comprehensive loss before reclassifications	(22)	(1)	(23)
Balance as of September 30, 2016	$(7)	$6	$(1)

Note 11. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions)
Cost of revenues	$5	$2	$8	$4
Sales and marketing	24	16	38	27
Research and development	24	16	39	28
General and administrative	32	11	49	21
Total stock-based compensation expense	85	45	134	80
Tax benefit associated with stock-based compensation expense	(25)	(13)	(40)	(23)
Net stock-based compensation expense from continuing operations	60	32	94	57
Net stock-based compensation expense from discontinued operations	—	24	—	37
Net stock-based compensation expense	$60	$56	$94	$94
The following table summarizes additional information related to our stock-based compensation:

	Six Months Ended
	September 30, 2016	October 2, 2015
	(In millions, except per grant data)
Restricted stock units
Weighted-average fair value per grant	$18.59	$23.53
Awards granted and assumed in acquisition	13.8	12.8
Total fair value of awards vested	$94	$140
Total unrecognized compensation expense	$301	$462
Weighted-average remaining vesting period	2.1 years	2.3 years
Performance-based restricted stock units
Weighted-average fair value per grant	$19.84	$27.03
Awards granted and assumed in acquisition	4.9	0.9
Total fair value of awards released	$13	$5
Total unrecognized compensation expense	$68	$24
Weighted-average remaining vesting period	1.4 years	1.8 years
Stock options
Total intrinsic value of stock options exercised	$50	$2
Total unrecognized compensation expense	$134	$—
Weighted-average remaining vesting period	1.8 years	—
Blue Coat acquisition
In connection with the Blue Coat acquisition, we assumed the outstanding equity awards under two of Blue Coat’s equity incentive plans (the Blue Coat, Inc. 2016 Equity Incentive Plan and the Batman Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan (collectively, the "Plans")), including 7.5 million vested and 12.5 million unvested stock options, 4.8 million unvested RSUs, and 3.0 million unvested PRUs. Upon vesting, these assumed options will be exercisable into, and these assumed RSUs and PRUs will settle into shares of our common stock.  The assumed RSUs and PRUs generally retained the terms and conditions under which they were originally granted. We will not grant additional options or shares under the Plans. Future equity awards by Symantec will be made under Symantec's 2013 Equity Incentive Plan, as amended. See Note 3 for more information on the Blue Coat acquisition.
Included in the aforementioned assumed Blue Coat equity awards were RSUs and PRUs granted to Gregory S. Clark, former Blue Coat CEO and our current CEO, in connection with the closing of the Blue Coat acquisition. These equity awards were assumed by Symantec on the close date for an equivalent of 1.3 million Symantec RSUs and 1.0 million PRUs. The RSUs vest at various times over 3-years and PRUs are subject to 2-year vesting and the achievement of certain performance metrics during the applicable performance period. These awards had a combined fair value of $46 million on the close date of the Blue Coat acquisition. In addition, Blue Coat had previously granted Mr. Clark stock options which were assumed by Symantec on the close date. Upon assumption of these options, Mr. Clark held 3.9 million unvested options to purchase our common stock with a fair value of $53 million on the close date, of which $50 million will be recognized as stock-based compensation expense over the 2-year vesting period and the remainder was included as part of the consideration transferred for the acquisition.
Note 12. Income Taxes
The following table summarizes our effective tax rate for income (loss) from continuing operations for the periods presented:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions, except percentages)
Income (loss) before income taxes	$(50)	$87	$47	$147
Provision for income taxes	$19	$34	$50	$69
Effective tax rate	(38)%	39%	106%	47%
Our effective tax rate for income (loss) from continuing operations for the three and six months ended September 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, offset by various permanent differences and tax expense related to the loss of tax attributes due to restructuring activities as noted below. Additionally, as pre-tax income (loss) approaches break even, small changes can produce significant variability in the effective tax rate. Our effective tax rate for income from continuing operations for the three and six months ended October 2, 2015 differs from the federal statutory income tax rate primarily due to the impact of unallocated corporate charges triggering foreign losses benefited by lower international tax rates.
For the three and six months ended September 30, 2016, we recorded an income tax expense on discontinued operations of $118 million and $134 million respectively. For the three and six months ended October 2, 2015, we recorded an income tax benefit on discontinued operations of $1 million and income tax expense on discontinued operations of $20 million, respectively. See Note 6 for further details regarding discontinued operations.
For the three months ended September 30, 2016, our tax provision was increased due to a deferred tax expense of $52 million related to the loss of tax attributes as a result of restructuring activities. For the three and six months ended September 30, 2016, our tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $1 million and $9 million, respectively.
For the three and six months ended October 2, 2015, our tax provision was reduced by $8 million in tax benefits related to certain foreign operations.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $7 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 13. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of the shares' underlying outstanding stock options, restricted stock, employee stock purchase plan and Convertible Senior Notes.
The components of net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions, except per share data)
Income (loss) from continuing operations	$(69)	$53	$(3)	$78
Income (loss) from discontinued operations, net of tax	(75)	103	(6)	195
Net income (loss)	$(144)	$156	$(9)	$273
Income (loss) per share - basic:
Continuing operations	$(0.11)	$0.08	$—	$0.11
Discontinued operations	$(0.12)	$0.15	$(0.01)	$0.29
Net income (loss) per share - basic	$(0.23)	$0.23	$(0.01)	$0.40
Income (loss) per share - diluted:
Continuing operations	$(0.11)	$0.08	$—	$0.11
Discontinued operations	$(0.12)	$0.15	$(0.01)	$0.28
Net income (loss) per share - diluted	$(0.23)	$0.23	$(0.01)	$0.40

Weighted-average shares outstanding - basic	620	682	617	682
Dilutive potential shares	—	5	—	7
Weighted-average shares outstanding - diluted	620	687	617	689

Note: The total amounts may not add due to rounding.
The following convertible shares, stock options and restricted stock units have been excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	As of
	September 30, 2016	October 2, 2015
	(In millions)
Convertible shares	91	—
Stock options	19	—
Restricted stock units	29	11
Total	139	11
Under the treasury stock method, the Convertible Senior Notes will generally have a dilutive impact on earnings when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. During the three and six months ended September 30, 2016, the conversion feature of both notes was anti-dilutive due to a loss from continuing operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as

“expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and of our restructurings, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended April 1, 2016 and in Part II Item 1A, of this quarterly report on Form 10-Q. We encourage you to read those sections carefully.
OVERVIEW
Our business
Symantec Corporation is a global leader in cybersecurity. We operate our business on a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators which allows us to reduce the number of false positives and provide faster and better protection for customers through our products. We are leveraging our capabilities in threat protection and data loss prevention and extending them into our core security offerings. We are also pioneering new solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services.
On August 1, 2016 (the "close date"), we acquired all of the outstanding common stock of Blue Coat, Inc. ("Blue Coat"), a provider of advanced web security solutions for global enterprises and governments. With this acquisition we are positioned to introduce new cyber security solutions, to address the ever-evolving threat landscape, the changes introduced by the shift to mobile and cloud, and the challenges created by regulatory and privacy concerns. All information related to Blue Coat discussed in the financial results and trends, results of operations and liquidity and capital resources sections relates to the inclusion as of the close date.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended September 30, 2016 and October 2, 2015, both consisted of 13 and 26 weeks, respectively. Our 2017 fiscal year consists of 52 weeks and ends on March 31, 2017.
Strategy
Our strategy is to deliver an integrated cyber defense platform that spans the four crucial security pillars: Information, Users, Web, and Messaging. This platform combines best of breed solutions at all the major control points to protect companies in the cloud generation of computing. To complement our platform we offer a full suite of cyber security services, from monitoring to incident response to threat intelligence.
Divestiture of Veritas
On January 29, 2016, we sold our former information business ("Veritas"). The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. The following discussion relates to our continuing operations unless stated otherwise.
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

For further description of our operating segments see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Financial results and trends
The following table provides an overview of key financial metrics for the periods indicated below:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
	(In millions, except percentages)
Condensed Consolidated Statements of Operations data:
Net revenues	$979	$906	$1,863	$1,818
Gross profit	769	746	1,504	1,500
Operating income (loss)	(12)	100	94	183
Operating margin percentage	(1)%	11%	5%	10%
Condensed Consolidated Statements of Cash Flows data:
Cash flow from continuing operating activities			$(564)	$163
Net revenues for the three and six months ended September 30, 2016 increased $73 million and $45 million, respectively, compared to the same periods last year. The increase was primarily due to net revenues from acquired Blue Coat enterprise web security solutions and favorable foreign currency impacts, partly offset by a decline in our consumer security revenue.
Our gross margin was 79% for the three months ended September 30, 2016 compared to 82% for the three months ended October 2, 2015. Our gross margin was 81% for the six months ended September 30, 2016 compared to 83% for the six months ended October, 2 2015. The decreases in our gross margin were primarily due to the impact of the assumed deferred revenue fair value write-down, increased amortization expense related to acquired intangible asset and acquired inventory write-up related to the Blue Coat acquisition.
Operating loss for the three months ended September 30, 2016 was $12 million compared to operating income of $100 million for the same period last year. Operating income for the six months ended September 30, 2016 was $94 million compared to $183 million for the same period last year. The changes were primarily due to the decrease in our gross margins, increased expenses as a result of the Blue Coat acquisition, including amortization of intangible assets, and increased restructuring expenses related to ongoing cost savings initiatives. The increased expenses for the three and six months ended September 30, 2016 were partially offset by the absence of unallocated corporate charges in three and six months ended September 30, 2016, compared to $87 million and $186 million, respectively, of unallocated corporate charges previously allocated to Veritas for the three and six months ended October 2, 2015. These unallocated corporate charges, including legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses, were included in cost of revenues and operating expenses for the three and six months ended October 2, 2015. These unallocated corporate charges were eliminated with the operational separation of Veritas in the third quarter of fiscal 2016 and do not have an impact on our operations going forward. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information about our unallocated corporate charges. We expect our operating margin to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash used in continuing operating activities was $564 million for the six months ended September 30, 2016, compared to net cash provided by continuing operating activities of $163 million for the six months ended October 2, 2015. This change was primarily due to an increase in the cash payments for taxes of $883 million driven by the gain on sale from the divestiture of Veritas, partially offset by decreased payments for restructuring and separation liabilities of $85 million and an increase in income from continuing operations adjusted for non-cash items of $83 million.
Critical accounting policies and estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended September 30, 2016, as compared to those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016, except as noted below.
Stock options
In connection with the Blue Coat acquisition, we assumed options to purchase common stock with a fair value of $265 million. Determining the fair value of options requires judgment. We use the Black-Scholes model to determine the fair value of stock options. The determination of the fair value of options using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the options, actual and projected employee stock option exercise and forfeiture behaviors, risk-free interest rates, and expected dividends. Because the options assumed in the Blue Coat acquisition were all at- or in-the-

money and Blue Coat lacks sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, we estimate the expected life of assumed options using the “simplified method”. For vested options, this represents the midpoint between the valuation date and the contractual term. For unvested options, this represents the midpoint between the average vesting time and full contractual term. Expected volatility is based on the average of historical volatility over the most recent period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. The options assumed are without dividend-equivalents rights and their fair values are discounted by our dividend yield.
Recently issued authoritative accounting guidance
See Note 1 of the Notes to Condensed Consolidated Financial Statements for recently issued authoritative accounting guidance, including the expected dates of adoption and the effects on our results of operations and financial condition.

RESULTS OF OPERATIONS
The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net revenues	100%	100%	100%	100%
Cost of revenues	21%	18%	19%	17%
Gross profit	79%	82%	81%	83%
Operating expenses:
Sales and marketing	35%	37%	34%	37%
Research and development	20%	22%	20%	22%
General and administrative	15%	7%	12%	8%
Amortization of intangible assets	3%	2%	3%	2%
Restructuring, separation, transition, and other	7%	3%	7%	4%
Total operating expenses	80%	71%	76%	72%
Operating income (loss)	(1)%	11%	5%	10%
Non-operating expense, net	4%	1%	3%	2%

Note: The total percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Net revenues	$979	$906	8%	$1,863	$1,818	2%
Net revenues increased $73 million and $45 million for the three and six months ended September 30, 2016, respectively, compared to the same periods last year. The increase was primarily due to $88 million of net revenues from acquired Blue Coat enterprise web security solutions and favorable foreign currency impacts of $15 million and $26 million for the three and six months ended September 30, 2016, respectively. These increases were offset partly by a decline in our consumer security revenue primarily driven by new customer acquisition not being sufficient to replace customers lost through natural attrition.

Net revenues and operating income by segment

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Net revenues:
Consumer Security	$405	$420	(4)%	$808	$850	(5)%
Enterprise Security	574	486	18%	1,055	968	9%
Percentage of total net revenues:
Consumer Security	41%	46%		43%	47%
Enterprise Security	59%	54%		57%	53%
Operating income:
Consumer Security	$224	$232	(3)%	$449	$477	(6)%
Enterprise Security	25	51	(51)%	53	81	(35)%
Operating margin:
Consumer Security	55%	55%		56%	56%
Enterprise Security	4%	10%		5%	8%
Consumer Security revenue decreased $15 million and $42 million for the three and six months ended September 30, 2016, respectively, compared to the same periods last year. The decreases were primarily due to new customer acquisition not being sufficient to replace customers lost through natural attrition. Consumer Security operating income decreased $8 million and $28 million for the three and six months ended September 30, 2016, respectively, primarily due to the decreases in revenue from our Norton security products, partially offset by reductions in cost of revenues of $9 million and $21 million for the three and six months ended September 30, 2016, respectively.
Enterprise Security revenue increased $88 million and $87 million for the three and six months ended September 30, 2016, respectively, compared to the same periods last year. The increases were due to $88 million of net revenue from acquired Blue Coat enterprise web security solutions. Enterprise Security operating income decreased $26 million and $28 million for the three and six months ended September 30, 2016, respectively, primarily due to the impact of purchase accounting for assumed deferred revenue and fair value adjustments on acquired inventory which had the effect of reducing revenue by $36 million and increasing cost of revenue by $11 million for the three and six months ended September 30, 2016.

Net revenues by geographic region

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Revenues by geographic region:
Americas (U.S., Canada and Latin America)	$552	$537	3%	$1,061	$1,068	(1)%
EMEA (Europe, Middle East and Africa)	236	223	6%	451	453	—%
APJ (Asia Pacific and Japan)	191	146	31%	351	297	18%
Total net revenues	$979	$906	8%	$1,863	$1,818	2%

U.S.	$494	$484	2%	$953	$957	—%
International	485	422	15%	910	861	6%
Total net revenues	$979	$906	8%	$1,863	$1,818	2%

Percentage of total net revenues:
Americas (U.S., Canada and Latin America)	57%	59%		57%	59%
EMEA (Europe, Middle East and Africa)	23%	25%		24%	25%
APJ (Asia Pacific and Japan)	20%	16%		19%	16%
U.S.	50%	53%		51%	53%
International	50%	47%		49%	47%
Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by approximately $15 million and $26 million for the three and six months ended September 30, 2016, respectively, compared to the same periods last year.
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
Cost of revenues

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Cost of revenues	$210	$160	31%	$359	$318	13%
Cost of revenues consists primarily of technical support costs, costs of billable services, fees to OEMs under revenue-sharing agreements, hardware costs, and fulfillment costs. For the three and six months ended September 30, 2016, cost of revenues increased $50 million and $41 million, respectively, compared to the same periods last year. The increase was primarily due to the Blue Coat acquisition, which added approximately $61 million to cost of revenues including acquired intangible asset amortization expense of $29 million. These increases in cost of revenues were partially offset by a reduction of unallocated corporate charges of $11 million and $22 million for the three and six months ended September 30, 2016, respectively.

Operating expenses

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Sales and marketing	$338	$336	1%	$629	$676	(7)%
Research and development	200	199	1%	370	397	(7)%
General and administrative	145	66	120%	229	150	53%
Amortization of intangible assets	34	14	143%	48	28	71%
Restructuring, separation, transition, and other	64	31	106%	134	66	103%
Total	$781	$646	21%	$1,410	$1,317	7%
The overall increase in operating expenses for the three and six months ended September 30, 2016, were primarily due to increased headcount, facilities and other business activities related to the Blue Coat acquisition. These increases were partially offset by the decrease in unallocated corporate charges related to Veritas incurred in prior year periods.
Sales and marketing expense remained relatively flat for the three months ended September 30, 2016 and decreased $47 million for the six months ended September 30, 2016, compared to the same periods last year. These changes were primarily due to the absence of unallocated corporate charges in fiscal 2017 compared to unallocated corporate charges recorded of $46 million and $88 million in the three and six months ended October 2, 2015, respectively. These decreases were largely offset by increases from Blue Coat expenses of approximately $50 million in the three and six months ended September 30, 2016.
Research and development expense remained relatively flat for the three months ended September 30, 2016 and decreased $27 million for the six months ended September 30, 2016, compared to the same periods last year. These changes were primarily due to the absence of unallocated corporate charges in fiscal 2017 compared to unallocated corporate charges recorded of $22 million and $44 million in the three and six months ended October 2, 2015, respectively. These decreases were largely offset by increases from Blue Coat expenses of approximately $33 million in the three and six months ended September 30, 2016.
General and administrative expense increased $79 million for both the three and six months ended September 30, 2016 compared to the same periods last year. The increases were mainly due to acquisition and integration costs of $43 million and $51 million, and increased Blue Coat expenses of approximately $25 million in the three and six months ended September 30, 2016. These increases were partly offset by the absence of unallocated corporate charges in fiscal 2017 compared to unallocated corporate charges recorded of $8 million and $32 million in the three and six months ended October 2, 2015, respectively.
Amortization of intangible asset expense increased $20 million for both the three and six months ended September 30, 2016 compared to the same periods last year. The increases were primarily due to the Blue Coat acquisition, which added acquired intangible assets with a fair value of approximately $1.6 billion on August 1, 2016.
Restructuring, separation, transition, and other costs include severance, facilities, separation, transition, and other related costs. For the three and six months ended September 30, 2016 we incurred $14 million and $38 million of severance costs, $25 million and $45 million in transition costs, and $25 million and $51 million of other related costs, which primarily consist of advisory fees, asset write-offs and facilities costs, respectively. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on restructuring, separation, transition, and other costs.
Non-operating expense, net

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Interest income	$4	$2	100%	$9	$5	80%
Interest expense	(52)	(19)	174%	(79)	(39)	103%
Other income (expense), net	10	4	*	23	(2)	*
Non-operating expense, net	$(38)	$(13)	192%	$(47)	$(36)	31%

* Percentage is not meaningful.

Non-operating expense, net for the three and six months ended September 30, 2016, increased $25 million and $11 million, respectively, primarily driven by an increase in interest expense of $33 million and $40 million, respectively, mainly related to increased debt obligations in fiscal 2017. This was partially offset by income from transition service agreements ("TSA") of $8 million and $17 million, respectively, during the three and six months ended September 30, 2016, pursuant to which the company provided Veritas certain limited services. See Note 6 of the Notes to Condensed Consolidated Financial Statements for more information about TSAs. In addition, the increase in non-operating expense, net for the six months ended September 30, 2016 was partially offset by the net remeasurement gain of $5 million and an increase in interest income of $4 million.
Provision for income taxes

	Three Months Ended			Six Months Ended
	September 30, 2016	October 2, 2015	% Change	September 30, 2016	October 2, 2015	% Change
	(In millions, except percentages)
Income (loss) before income taxes	$(50)	$87		$47	$147
Provision for income taxes	$19	$34	(44)%	$50	$69	(28)%
Effective tax rate on earnings	(38)%	39%		106%	47%
Our effective tax rate for income (loss) from continuing operations for the three and six months ended September 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, offset by various permanent differences and tax expense related to the loss of tax attributes due to restructuring activities as noted below. Additionally, as pre-tax income (loss) approaches break even, small changes can produce significant variability in the effective tax rate. Our effective tax rate for income from continuing operations for the three and six months ended October 2, 2015 differs from the federal statutory income tax rate primarily due to the impact of unallocated corporate charges triggering foreign losses benefited by lower international tax rates.
For the three and six months ended September 30, 2016, we recorded an income tax expense on discontinued operations of $118 million and $134 million respectively. For the three and six months ended October 2, 2015, we recorded an income tax benefit on discontinued operations of $1 million and income tax expense on discontinued operations of $20 million, respectively. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further details regarding discontinued operations.
For the three months ended September 30, 2016, our tax provision was increased due to a deferred tax expense of $52 million related to the loss of tax attributes as a result of restructuring activities. For the three and six months ended September 30, 2016, our tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $1 million and $9 million, respectively.
For the three and six months ended October 2, 2015, our tax provision was reduced by $8 million in tax benefits related to certain foreign operations.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $7 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Blue Coat, Inc. acquisition
On the close date, we acquired all of the outstanding common stock of Blue Coat for a total consideration of approximately $4.67 billion, net of cash acquired, of which $4.5 billion was cash consideration. Simultaneously, we borrowed $2.8 billion under a term loan facility and our amended and restated credit facility and $1.25 billion from the sale of convertible unsecured senior notes to finance a portion of the purchase price, and funded the remainder through existing cash. As a part of the purchase price, we repaid all Blue Coat debt totaling approximately $1.9 billion. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Blue Coat acquisition.
Sources of cash
We rely on cash flow from operations, borrowings under credit facilities, and issuances of debt and equity securities for our liquidity needs. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $5.6 billion and an unused credit facility of $1.0 billion, resulting in a liquidity position of approximately $6.6 billion. As of September 30, 2016, $3.4 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Revolving Credit Facility. During our first quarter of fiscal 2017, we terminated our existing $1.0 billion senior revolving credit facility and entered into a new senior unsecured credit facility (the “Revolving Credit Facility”). The new credit agreement provides for a 5-year $1.0 billion revolving credit facility. As of September 30, 2016, we were in compliance with the required covenants for the Revolving Credit Facility, and no amounts were outstanding.
Senior Term Loans. On May 10, 2016, we entered into a senior unsecured credit facility. The agreement provided for a 3-year term loan in an aggregate amount of $1.0 billion (the “Senior Term Loan A-1”), which is set to expire on May 10, 2019. On July 18, 2016, we amended and restated the credit facility that the Revolving Credit Facility and Senior Term Loan A-1 were under to provide for, among other things, an additional $800 million three-year term loan (“Senior Term Loan A-2”). On August 1, 2016, we entered into a Term Loan Agreement that allowed the Company to borrow an aggregate amount of $2.0 billion, consisting of a $1.8 billion 5-year term loan (“Senior Term Loan A-5”) and a $200 million 3-year term loan (Senior Term Loan A-3”). The new Term Loan Agreement closed concurrently with the Blue Coat acquisition.
Convertible Senior Notes. In the second quarter of fiscal 2017, we issued $1.25 billion aggregate principal amount of 2.0% Convertible Senior Notes due 2021 (the “Notes”). The Notes were issued concurrently with the Blue Coat acquisition closing.
We believe that our existing cash and investment balances, our available Revolving Credit Facility, our ability to issue new debt instruments and common stock, as well as cash generated from operations will be sufficient to meet our business requirements, including working capital and capital expenditures, any cash dividends, principal and interest payments on debt, repurchases of our stock, and acquisitions for at least the next 12 months and foreseeable future. We remain committed to paying a quarterly cash dividend to our shareholders, totaling $0.30 per share per year. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.
Uses of cash
Our principal cash requirements primarily include acquisitions, operating expenses and working capital, capital expenditures, payment of principal and interest on debt, payment of taxes, and restructuring and integration costs. Also, we may engage, from time to time, in the open market purchase of our Notes prior to their maturity. Furthermore, our capital allocation strategy contemplates a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase stock.
Blue Coat Acquisition. As noted above, on August 1, 2016, we acquired Blue Coat for approximately $4.67 billion in net consideration, of which $4.5 billion was cash consideration including the repayment of approximately $1.9 billion in Blue Coat debt.
Dividend Program. During the six months ended September 30, 2016, we declared and paid aggregate cash dividends of $93 million, or $0.15 per common share. During the six months ended October 2, 2015, we declared and paid cash dividends of $205 million or $0.30 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit. During the six months ended September 30, 2016, we paid dividend equivalents of $27 million, compared to $5 million during the six months ended October 2, 2015.
On November 3, 2016, we declared a cash dividend of $0.075 per share of common stock, to be paid on December 14, 2016 to all stockholders of record as of the close of business on November 21, 2016. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Restructuring Plans. We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with the restructuring plan. The total remaining cash expenditures in connection with the plan are expected to be approximately $110 million to $160 million, of which approximately $55 million to $65 million is expected to be for severance and termination benefits, $40 million to $55 million is expected to be for contract termination and relocation costs, and the remainder is expected to be in the form of advisory fees. These actions are expected to be completed in fiscal 2018. For further information, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Cash flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	September 30, 2016	October 2, 2015
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$(564)	$163
Continuing investing activities	(4,534)	653
Continuing financing activities	4,892	(802)
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
Net cash used in continuing operating activities was $564 million for the six months ended September 30, 2016, compared to net cash provided by continuing operating activities of $163 million for the six months ended October 2, 2015. This change was primarily due to an increase in the cash payments for taxes of $883 million driven by the gain on sale from the divestiture of Veritas, partially offset by decreased payments for restructuring and separation liabilities of $85 million and an increase in income from continuing operations adjusted for non-cash items of $83 million.
Continuing investing activities
Our investing cash flows consist primarily of capital expenditures and investment purchases, acquisitions, sales, and maturities. Net cash used in continuing investing activities was $4.5 billion for the six months ended September 30, 2016, compared to net cash provided by continuing investing activities of $653 million for the six months ended October 2, 2015. The change was primarily due to the cash consideration paid for our acquisition of Blue Coat of $4.5 billion and reduced proceeds from maturities of short-term investments of $987 million, partially offset by purchases of short-term investments of $326 million.
Continuing financing activities
Our financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, and issuance and repayment of debt. Net cash provided by continuing financing activities was $4.9 billion for the six months ended September 30, 2016, compared to net cash used in continuing financing activities of $802 million for the six months ended October 2, 2015. This was primarily due to net proceeds received from the Senior Term Facilities and Convertible Notes of $5.0 billion, a reduction in repayments of debt and other obligations of $350 million, a decrease in stock repurchases of $250 million, and a reduction in the payment of dividends and dividend equivalents of $90 million.

Contractual obligations
Except for borrowings under term loans and the issuance of convertible notes and related interest, there were no significant changes during the six months ended September 30, 2016, to the contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016. The table below sets forth these changes as of September 30, 2016, but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due by Fiscal Period
	Total	Remainder of 2017	2018 - 2019	2020 - 2021	Thereafter
	(In millions)
Senior Notes and Convertible Senior Notes (1)	$3,500	$—	$600	$1,250	$1,650
Senior Term Facilities (2)	3,800	—	—	2,000	1,800
Interest payments on debt (3)	768	95	351	261	61
Total	$8,068	$95	$951	$3,511	$3,511

(1)
In the second quarter of fiscal 2017, we issued $1.25 billion of Convertible Senior Notes related to the Blue Coat acquisition. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Convertible Senior Notes.

(2)
In the first quarter of fiscal 2017 we entered into a senior unsecured credit facility in which we borrowed and aggregate $1.0 billion that was amended in the second quarter of fiscal 2017 to provide for an additional $800 million. In the second quarter of fiscal 2017, we entered into an additional Senior Term Facility which we borrowed an aggregate of $2.0 billion. We utilized the proceeds of the amended credit facility of $800 million, and new credit facility of $2.0 billion, to pay a portion of the purchase price for the Blue Coat acquisition. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Senior Term Facilities.

(3)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

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
Interest rate risk
We have considered the historical volatility of interest rates and determined that it is possible that adverse changes in interest rates related to our fixed and variable rate debt could be experienced. A reasonably possible hypothetical adverse change of 50-basis points could result in a $64 million fair value reduction of our fixed-rate borrowings as of September 30, 2016, compared to a $41 million fair value reduction as of April 1, 2016. A reasonably possible hypothetical adverse change of 50-basis points in the effective interest rate of our variable rate borrowings, could result in an incremental $19 million of pre-tax interest expense on an annualized basis.
Foreign currency exchange rate risk
We conduct business in over 35 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Our entities conduct their businesses in the primary local currency in which they operate, however, they may conduct business in other currencies. To the extent our entities hold monetary assets or liabilities, earn revenues or expend costs in currencies other than that entity's functional currency, they will be exposed to foreign exchange gains or losses and impacts to margins as a result. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration to help mitigate foreign exchange risk, however we are not able to mitigate all of our foreign exchange risk. We have considered historical trends in exchange rates and determined that it is possible that adverse changes in exchange rates for any currency could be experienced. The effect of a hypothetical 10% adverse change in exchange rates on our forward exchange contracts as of September 30, 2016, could result in a loss of approximately $4 million, compared to a hypothetical loss of approximately $50 million as of April 1, 2016.
We do not use derivative financial instruments for speculative trading purposes, nor do we mitigate our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission ("SEC") defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") as of September 30, 2016) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading "Litigation Contingencies" in Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
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
We completed the Blue Coat acquisition on August 1, 2016. The integration is expected to result in substantial financial costs and require the investment of personnel time and attention and other resources. The success of the acquisition of Blue Coat depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining Symantec and Blue Coat in an efficient and effective manner. We may never realize these business opportunities and growth prospects. We may incur additional costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Additionally, we may encounter difficulties surrounding the integration of Blue Coat, which could delay or prevent our achievement of the expected benefits from this acquisition.
Our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As a result of the sale of our 4.20% Senior Notes (“4.20% notes due 2020”) in September 2010, our 2.75% Senior Notes (“2.75 notes due 2017”) and 3.95% Senior Notes (“3.95% notes due 2022”) in June 2012, our 2.50% Convertible Senior Notes (“2.50% senior convertible notes due 2021”) in March 2016 and our 2.0% Convertible Senior Notes (“2.0% senior convertible notes due 2021”) in August 2016, we have notes outstanding in an aggregate principal amount of $3.5 billion that mature at specific dates in calendar years 2017, 2020, 2021 and 2022. In addition, we have senior credit facilities with an aggregate capacity of $4.8 billion. These senior credit facilities are comprised of a $1.0 billion currently undrawn revolver credit facility as well as an aggregate amount of $3.8 billion of pre-payable term loans comprised of a $1.0 billion Senior Term Loan A-1, an $800 million Senior Term Loan A-2, a $1.8 billion amortizing Senior Term Loan A-5 and a $200 million Senior Term Loan A-3 (collectively, the “credit facilities”). From time to time in the future, we may also incur indebtedness in addition to the amount available under our revolving credit facility. The maintenance of our debt levels could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.
We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity, or in the case of the credit facilities on or before maturity, unless we can obtain new financing or generate sufficient cash flow. In the case of the credit facilities, there is the risk that underlying interest rates on our borrowings can increase, or that we are unable to repay these facilities as quickly as originally planned in both cases leading to increased borrowing costs on those facilities. There is also a risk that we may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of our existing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities, adversely affect our access to debt markets, and increase the interest we pay on outstanding or future debt. These risks could adversely affect our financial condition and results of operations.
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

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Gregory S. Clark
Gregory S. Clark Chief Executive Officer and Director

By:	/s/ Thomas J. Seifert
Thomas J. Seifert Executive Vice President and Chief Financial Officer

November 4, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Symantec Corporation, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.01	Amendment Agreement, dated July 18, 2016, by and among Symantec Corporation, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A.	10-Q	000-17781	4.02	8/5/2016
4.02
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
		10-Q	000-17781	4.03	8/5/2016
4.03	Indenture, dated as of August 1, 2016, by and between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 2.00% Convertible Senior Note Due 2021).	10-Q	000-17781	4.04	8/5/2016
4.04	Term Loan Agreement, dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.	10-Q	000-17781	4.05	8/5/2016
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.