Form 10-Q
period 2016-12-30
SYMANTEC CORP
filed 2017-02-03
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of January 27, 2017 was 618,834,453 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended December 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	December 30, 2016	April 1, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$5,575	$5,983
Accounts receivable, net	557	556
Other current assets	379	420
Total current assets	6,511	6,959
Property and equipment, net	893	957
Intangible assets, net	1,867	443
Goodwill	7,227	3,148
Equity investments	158	157
Other long-term assets	104	103
Total assets	$16,760	$11,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143	$175
Accrued compensation and benefits	240	219
Current portion of long-term debt	780	—
Deferred revenue	2,075	2,279
Income taxes payable	15	941
Other current liabilities	352	419
Total current liabilities	3,605	4,033
Long-term debt	6,358	2,207
Long-term deferred revenue	398	359
Long-term deferred tax liabilities	2,164	1,235
Long-term income taxes payable	203	160
Other long-term obligations	83	97
Total liabilities	12,811	8,091
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; 21 shares issued; 0 outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000,000 shares authorized; 618,535 and 612,266 shares issued and outstanding, respectively	4,564	4,309
Accumulated other comprehensive income	3	22
Accumulated deficit	(618)	(655)
Total stockholders’ equity	3,949	3,676
Total liabilities and stockholders’ equity	$16,760	$11,767

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net revenues	$1,041	$909	$2,904	$2,727
Cost of revenues	235	150	594	468
Gross profit	806	759	2,310	2,259
Operating expenses:
Sales and marketing	377	308	1,006	984
Research and development	204	174	574	571
General and administrative	131	68	360	218
Amortization of intangible assets	43	13	91	41
Restructuring, separation, transition, and other	67	50	201	116
Total operating expenses	822	613	2,232	1,930
Operating income (loss)	(16)	146	78	329
Interest income	5	1	14	6
Interest expense	(55)	(17)	(134)	(56)
Other income (expense), net	5	(1)	28	(3)
Income (loss) from continuing operations before income taxes	(61)	129	(14)	276
Income tax expense (benefit)	(5)	15	45	84
Income (loss) from continuing operations	(56)	114	(59)	192
Income from discontinued operations, net of income taxes	102	56	96	251
Net income	$46	$170	$37	$443

Income (loss) per share - basic:
Continuing operations	$(0.09)	$0.17	$(0.10)	$0.28
Discontinued operations	$0.16	$0.08	$0.16	$0.37
Net income per share - basic	$0.07	$0.26	$0.06	$0.65

Income (loss) per share - diluted:
Continuing operations	$(0.09)	$0.17	$(0.10)	$0.28
Discontinued operations	$0.16	$0.08	$0.16	$0.37
Net income per share - diluted	$0.07	$0.25	$0.06	$0.65

Weighted-average shares outstanding:
Basic	620	665	618	677
Diluted	620	671	618	683
Cash dividends declared per common share	$0.075	$0.15	$0.225	$0.45

Note: Net income per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net income	$46	$170	$37	$443
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	6	(11)	(16)	(33)
Reclassification adjustments for loss included in net income	—	—	—	1
Net foreign currency translation adjustments	6	(11)	(16)	(32)
Unrealized gain (loss) on available-for-sale securities	(2)	(2)	(3)	3
Other comprehensive income (loss), net of taxes	4	(13)	(19)	(29)
Comprehensive income	$50	$157	$18	$414
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 30, 2016	January 1, 2016
OPERATING ACTIVITIES:
Net income	$37	$443
Income from discontinued operations, net of income taxes	(96)	(251)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	356	227
Stock-based compensation expense	231	118
Deferred income taxes	33	63
Excess income tax benefit from the exercise of stock options	(9)	(6)
Other	43	14
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	114	26
Accounts payable	(72)	61
Accrued compensation and benefits	(10)	(23)
Deferred revenue	(71)	(175)
Income taxes payable	(981)	(94)
Other assets	16	(39)
Other liabilities	(60)	(48)
Net cash provided by (used in) continuing operating activities	(469)	316
Net cash provided by (used in) discontinued operating activities	(104)	230
Net cash provided by (used in) operating activities	(573)	546
INVESTING ACTIVITIES:
Purchases of property and equipment	(57)	(225)
Payments for acquisitions, net of cash acquired	(4,533)	(4)
Purchases of short-term investments	—	(377)
Proceeds from maturities of short-term investments	31	1,038
Proceeds from sales of short-term investments	—	299
Other	9	—
Net cash provided by (used in) continuing investing activities	(4,550)	731
Net cash used in discontinued investing activities	—	(57)
Net cash provided by (used in) investing activities	(4,550)	674
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(62)	(368)
Proceeds from issuance of debt, net of issuance costs	4,993	—
Net proceeds from sales of common stock under employee stock benefit plans	53	63
Excess income tax benefit from the exercise of stock options	9	6
Tax payments related to restricted stock units	(50)	(35)
Dividends and dividend equivalents paid	(173)	(312)
Repurchases of common stock	—	(868)
Proceeds from other financing	10	—
Net cash provided by (used in) continuing financing activities	4,780	(1,514)
Net cash used in discontinued financing activities	—	(17)
Net cash provided by (used in) financing activities	4,780	(1,531)
Effect of exchange rate fluctuations on cash and cash equivalents	(65)	(51)
Change in cash and cash equivalents	(408)	(362)
Beginning cash and cash equivalents	5,983	2,874
Ending cash and cash equivalents	$5,575	$2,512
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$1,044	$199
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Symantec Corporation (“Symantec,” “we,” “us,” “our,” and the “Company” refer to Symantec Corporation and all of its subsidiaries) is a global leader in cybersecurity.
On August 1, 2016 (the “close date”), we completed our acquisition of Blue Coat, Inc. (“Blue Coat”). Blue Coat’s results of operations have been included in our Condensed Consolidated Statements of Operations beginning August 1, 2016. See Note 3 for more information on the Blue Coat acquisition.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016. The results of operations for the three and nine months ended December 30, 2016 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month ended periods in this report relate to fiscal periods ended December 30, 2016 and January 1, 2016. The three and nine months ended December 30, 2016 and January 1, 2016 both consisted of 13 and 39 weeks, respectively. Our 2017 fiscal year consists of 52 weeks and ends on March 31, 2017.
Certain prior year period amounts have been reclassified to conform with the current fiscal year presentation.
There have been no material changes in our significant accounting policies as compared to those described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016, except as noted below.
Stock-based compensation
The acquisition of Blue Coat has significantly increased the number of outstanding Symantec stock options, unvested restricted stock units (“RSUs”) and unvested performance-based restricted stock units (“PRUs”). Stock-based compensation expense is measured at the grant date based on the fair value of the award and is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. We estimate forfeitures based on historical experience. Our granted stock-based awards principally consist of RSUs. The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation option pricing model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights. We use the Black-Scholes model to determine the fair value of stock options which incorporates various subjective variables, including our expected stock price volatility over the expected life of the options, actual and projected employee stock option exercise and forfeiture behaviors, risk-free interest rates, and expected dividends.
Recent accounting guidance not yet adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In March 2016, the FASB clarified implementation guidance on principal versus agent considerations. In April 2016, the FASB issued guidance related to identifying performance obligations and licensing which reduces the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. As currently issued and amended, the new guidance will be effective for us in our first quarter of fiscal 2019. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 but we do not intend to adopt the provisions of the new guidance early. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.

In January 2016, the FASB issued new authoritative guidance on financial instruments. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance will be effective for us in our first quarter of fiscal 2019, with early adoption permitted under limited circumstances. Early adoption is permitted but we do not intend to adopt the provisions of the new guidance early. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.
In February 2016, the FASB issued new guidance on lease accounting which will require lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and will also require disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. We do not expect that the adoption of the new guidance will have a material impact on our operating results. The new guidance will be effective for us in our first quarter of fiscal 2020. Early adoption is permitted but we do not plan to adopt the provisions of the new guidance early.
In March 2016, the FASB issued new guidance on accounting for employee stock-based compensation, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, as well as revising guidance related to classification of awards as either equity or liabilities, accounting for forfeitures and classification of excess tax benefits on the statement of cash flows. We believe the most significant impacts of this standard will be increased volatility in our effective tax rate and a change in the classification of excess tax benefits on the Consolidated Statements of Cash Flows. The new guidance will be effective for us in our first quarter of fiscal 2018. Early adoption is permitted but we do not intend to adopt the provisions of the new guidance early.
In June 2016, the FASB issued new authoritative guidance on credit losses which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, we will be required to use a new forward-looking “expected loss” model. Additionally, for available-for-sale debt securities with unrealized losses, we will measure credit losses in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.
In October 2016, the FASB issued new authoritative guidance that requires entities to immediately recognize the tax consequences of intercompany asset transfers, excluding inventory, at the transaction date, rather than deferring the tax consequences under current U.S. GAAP. The standard will be effective for us in our first quarter of fiscal 2019, and requires a modified retrospective transition method. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements and related disclosures.
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

The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 30, 2016			April 1, 2016
	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Fair Value	Cash and Cash Equivalents	Short-Term Investments
	(In millions)
Cash	$1,239	$1,239	$—	$1,072	$1,072	$—
Non-negotiable certificates of deposit	494	494	—	1	—	1
Level 1:
Money market	1,293	1,293	—	2,905	2,905	—
U.S. government securities	305	305	—	335	310	25
Marketable equity securities	7	—	7	11	—	11
	1,605	1,598	7	3,251	3,215	36
Level 2:
Corporate bonds	—	—	—	45	43	2
U.S. agency securities	744	744	—	526	523	3
Commercial paper	1,500	1,500	—	1,121	1,121	—
Negotiable certificates of deposit	—	—	—	9	9	—
	2,244	2,244	—	1,701	1,696	5
Total	$5,582	$5,575	$7	$6,025	$5,983	$42
There were no transfers between fair value measurements levels during the nine months ended December 30, 2016.
Fair value of debt
As of December 30, 2016 and April 1, 2016, the total fair value of our debt was $7.2 billion and $2.3 billion, respectively, based on Level 2 inputs.
Assets measured and recorded at fair value on a non-recurring basis
Our non-financial assets, which primarily consist of goodwill, other intangible assets, property and equipment and equity investments, are measured at fair value on a non-recurring basis, generally when there is a transaction involving those assets such as a purchase transaction, a business combination or if any indicators for impairment exist. On a periodic basis whenever events or changes in circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets, non-financial assets are assessed for impairment. If applicable, these non-financial assets are written-down to and recorded at fair value. No such events or changes occurred during the nine months ended December 30, 2016.
Note 3. Acquisition
On August 1, 2016, we acquired all of the outstanding common stock of Blue Coat, a provider of advanced web security solutions for global enterprises and governments. The addition of Blue Coat’s suite of network and cloud security products to our innovative Enterprise Security product portfolio has enhanced our threat protection and information protection products while providing us with complementary products, such as advanced web and cloud security solutions, that address the network and cloud security needs of enterprises. This augmentation of our product portfolio, together with the integration of Blue Coat’s large threat database with our global civilian cyber intelligence threat network, allows us to provide an integrated cyber defense platform, addressing both endpoint and network security, and offer differentiated security solutions. It also positions us well to introduce new cybersecurity solutions that address the ever-evolving threat landscape, the changes introduced by the shift to mobile and cloud along with the adoption of Internet of Things (IoT) devices. Our enhanced portfolio also positions us well to address the challenges created by regulatory and privacy concerns.

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
We funded a portion of the total purchase price through debt financing, including borrowings of an aggregate principal amount of $2.8 billion under an amended and restated credit facility and a new term loan facility. On August 1, 2016, we also issued 2.0% Convertible Senior Notes due 2021 for an aggregate principal amount of $1.25 billion, $750 million of which was to a selling shareholder. See Note 5 for more information on these debt instruments.
Our preliminary allocation of the purchase price, based on the estimated fair values of the assets acquired and liabilities assumed on the close date, were as follows:

August 1, 2016
(In millions)
Assets:
Accounts receivable	$125
Other current assets	65
Property and equipment	54
Intangible assets	1,608
Goodwill	4,086
Other long-term assets	9
Total assets acquired	5,947
Liabilities:
Deferred revenue	144
Other current liabilities	111
Long-term deferred revenue	76
Long-term deferred tax liabilities	924
Other long-term obligations	19
Total liabilities assumed	1,274
Total purchase price	$4,673
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

Preliminary identified intangible assets and their respective useful lives were as follows:

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
Impact on operating results
Our results of continuing operations for the three and nine months ended December 30, 2016 include $160 million and $248 million, respectively, of net revenues attributable to Blue Coat products beginning August 1, 2016. It is impracticable to determine the amounts of net income attributable to Blue Coat for the periods presented as we have been integrating Blue Coat with our ongoing operations. Net revenues and costs related to the Blue Coat products are included in our Enterprise Security segment results. Transaction costs of $6 million and $46 million, respectively, incurred by Symantec in connection with the Blue Coat acquisition are included in general and administrative expense in our Condensed Consolidated Statements of Operations for the three and nine months ended December 30, 2016. See Note 9 for more information on our segments.
Unaudited pro forma information
The unaudited pro forma financial results combine the historical results of Symantec and Blue Coat for the three and nine months ended December 30, 2016 and January 1, 2016. The results include the effects of pro forma adjustments as if Blue Coat were acquired at the beginning of our 2016 fiscal year. The pro forma results for the three and nine months ended December 30, 2016 and January 1, 2016 include adjustments for amortization of acquired intangible assets, stock-based compensation, commissions, interest on debt used to finance the acquisition, and acquisition-related transaction costs, as well as for the income tax effect of these pro forma adjustments.
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

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions)
Net revenues	$1,041	$1,074	$3,127	$3,152
Net income (loss)	$55	$57	$(64)	$57

Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

	Consumer Security	Enterprise Security	Total
	(In millions)
Net balance as of April 1, 2016	$1,231	$1,917	$3,148
Acquisition of Blue Coat	—	4,086	4,086
Translation adjustments	(1)	(6)	(7)
Net balance as of December 30, 2016	$1,230	$5,997	$7,227
See Note 3 for more information on the Blue Coat acquisition.
Intangible assets, net

	December 30, 2016			April 1, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships	$1,111	$(268)	$843	$406	$(320)	$86
Developed technology	883	(175)	708	144	(84)	60
Finite-lived trade names	19	(5)	14	2	(2)	—
Patents	21	(19)	2	21	(18)	3
Total finite-lived intangible assets	2,034	(467)	1,567	573	(424)	149
Indefinite-lived trade names	281	—	281	294	—	294
In-process research and development	19	—	19	—	—	—
Total intangible assets	$2,334	$(467)	$1,867	$867	$(424)	$443
As a result of our acquisition of Blue Coat, we recorded $1.6 billion of acquired intangible assets during the nine months ended December 30, 2016. See Note 3 for more information on the Blue Coat acquisition.
As of December 30, 2016, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

December 30, 2016
(In millions)
Remainder of 2017	$90
2018	352
2019	325
2020	305
2021	193
Thereafter	302
Total future amortization expense	$1,567

Note 5. Debt
The following table summarizes components of our debt:

	December 30, 2016		April 1, 2016
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(In millions, except percentages)
2.75% Senior Notes due June 15, 2017	$600	2.79%	$600	2.79%
Senior Term Loan A-1 due May 10, 2019	1,000	LIBOR plus (1)	—	—%
Senior Term Loan A-2 due August 1, 2019	800	LIBOR plus (1)	—	—%
Senior Term Loan A-3 due August 1, 2019	200	LIBOR plus (1)	—	—%
4.2% Senior Notes due September 15, 2020	750	4.25%	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	3.76%	500	3.76%
Senior Term Loan A-5 due August 1, 2021	1,755	LIBOR plus (1)	—	—%
2.0% Convertible Senior Notes due August 15, 2021	1,250	2.66%	—	—%
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
Total principal amount	7,255		2,250
Less: Unamortized discount and issuance costs	(117)		(43)
Total debt	7,138		2,207
Less: Current portion	(780)		—
Total long-term debt	$6,358		$2,207

(1)
The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on the debt rating of our non-credit-enhanced, senior unsecured long-term debt.

The future maturities of debt by fiscal year are as follows as of December 30, 2016:

December 30, 2016
(In millions)
Remainder of 2017	$45
2018	780
2019	180
2020	2,180
2021	1,430
Thereafter	2,640
Total future maturities of debt	$7,255
Senior Term Facilities and Revolving Credit Facility
On May 10, 2016, we terminated our previous $1.0 billion senior revolving credit facility and entered into a senior unsecured credit facility (the “Credit Agreement”). The Credit Agreement provided for a 5-year revolving credit facility in an amount up to $1.0 billion (the “Revolving Credit Facility”), which is set to expire on May 10, 2021, and a 3-year term loan in an amount of $1.0 billion (the “Senior Term Loan A-1”), which is set to expire on May 10, 2019. On August 1, 2016, in connection with the Blue Coat acquisition, we amended and restated the Credit Agreement (the “Amended and Restated Credit Agreement”) to provide for, among other things, an additional $800 million 3-year term loan (the “Senior Term Loan A-2”) which is set to expire on August 1, 2019. See Note 3 for more information on the Blue Coat acquisition. Interest on any loans drawn under the Revolving Credit Facility as well as the Senior Term Loan A-1 and the Senior Term Loan A-2 are payable according to the terms of the Amended and Restated Credit Agreement. As of December 30, 2016, no amounts were outstanding under the Revolving Credit Facility. The loans under the Amended and Restated Credit Agreement are guaranteed by certain of Symantec’s material domestic subsidiaries.
On August 1, 2016, we entered into a Term Loan Agreement (the “Term Loan Agreement”) with a group of lenders that allows us to borrow an aggregate amount of $2.0 billion, consisting of a $1.8 billion 5-year term loan (the “Senior Term Loan A-5”), with a maturity date of August 1, 2021, and a $200 million 3-year term loan (the “Senior Term Loan A-3”), with a maturity date of August 1, 2019. The Term Loan Agreement closed concurrently with the Blue Coat acquisition on August 1, 2016. Interest on borrowings under the Term Loan Agreement is payable according to the terms of the Term Loan Agreement.

On October 3, 2016, the term loans under the Term Loan Agreement were assumed by a foreign subsidiary of Symantec and guaranteed by Symantec and certain of its material domestic and foreign subsidiaries.
We utilized the proceeds of the Senior Term Loan A-2, Senior Term Loan A-3 and Senior Term Loan A-5 (collectively the “Acquisition Term Loans”), to pay a portion of the purchase price for the Blue Coat acquisition. Across each of the facilities which were either amended and restated, or entered into in connection with the close of the Blue Coat acquisition, we paid a total of $52 million of issuance costs. The issuance costs are being amortized over the respective periods of the Acquisition Term Loans and Amended and Restated Credit Facility using the effective interest method. The Amended and Restated Credit Agreement and the Term Loan Agreement include a consolidated leverage ratio covenant. As of December 30, 2016, we were in compliance with all covenants in the indentures governing the credit facilities.
Convertible Senior Notes
On August 1, 2016, we issued 2.0% Convertible Senior Notes due August 15, 2021 (the “Notes”) for an aggregate principal amount of $1.25 billion. An aggregate of $750 million of the Notes were issued to Bain Capital Fund XI, L.P. and Bain Capital Europe Fund IV, L.P. (collectively with their affiliates, “Bain”) and $500 million were issued to Silver Lake Partners IV Cayman (AIV II), L.P. The Notes were issued concurrently on the close date of the Blue Coat acquisition and the proceeds were used to pay a portion of the purchase price for Blue Coat. The fair value of the equity component of the Notes at their issuance date, using level 2 inputs, was $39 million, and is included in additional paid-in capital on our Condensed Consolidated Balance Sheet as of December 30, 2016.
The Notes are convertible into cash, shares of our common stock or a combination of cash and common stock, at our option, at a conversion rate of 48.9860 per $1,000 principal amount (which represents an initial conversion price of approximately $20.41 per share), subject to customary anti-dilution adjustments. If holders of the Notes convert them in connection with a fundamental change, we may be required to provide a make-whole premium in the form of an increased conversion rate, subject to a maximum amount. As of December 30, 2016, the conversion price of the Notes remained approximately $20.41 per share.
With certain exceptions, upon a change in control of Symantec, the holders of the Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Notes are not redeemable by us. The indenture of the Notes includes customary events of default, which may result in the acceleration of the maturity dates of the Notes. In accordance with the provisions of the investment agreement with the holders of the Notes, dated June 12, 2016 and as amended on July 31, 2016, we appointed a designee of Bain to our Board of Directors (the “Board”) on August 1, 2016. Bain’s rights to Board representation will terminate under certain circumstances, including if Bain and its affiliates beneficially own less than 4% of all our outstanding common stock (on an as-converted basis). There are no financial covenants that would trigger an event of default under either of the Notes.
Note 6. Discontinued Operations
On January 29, 2016, we completed the sale of our former information management business (“Veritas”). The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods.
In connection with the divestiture, Symantec and Veritas entered into Transition Service Agreements (“TSA”) pursuant to which we provide Veritas certain limited services including financial support services, information technology services, and access to facilities, and Veritas provides us certain limited financial support services. The TSAs commenced with the close of the transaction and expire at various dates through fiscal 2019. During the nine months ended December 30, 2016, we recorded income of $21 million for all services provided to Veritas, which is presented as part of other income (expense), net in the Condensed Consolidated Statements of Operations.
We also have retained various customer relationships and contracts that were reported historically as a part of the Veritas business. Approximately $80 million related to these relationships and contracts have been reported as part of our deferred revenue in the Condensed Consolidated Balance Sheet as of December 30, 2016, along with a $48 million asset representing the service and maintenance rights we have under an agreement with Veritas. These balances will be amortized to discontinued operations through the remaining term of the underlying contracts.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions)
Net revenues	$22	$570	$145	$1,749
Cost of revenues	(3)	(92)	(12)	(292)
Operating expenses	(2)	(377)	(26)	(1,135)
Gain on sale of Veritas	—	—	38	—
Other expense, net	—	8	—	2
Income from discontinued operations before income taxes	17	109	145	324
Income taxes expense (benefit)	(85)	53	49	73
Income from discontinued operations, net of income taxes	$102	$56	$96	$251
During the first quarter of fiscal 2017, we received an additional payment of $38 million, which represented a purchase price adjustment for the sale of Veritas.
Note 7. Restructuring, Separation, Transition, and Other Costs
Our restructuring, separation, transition, and other costs and liabilities consist primarily of severance, facilities, separation, transition, and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Facilities costs generally include rent expense and lease termination costs, less estimated sublease income. Separation and related costs include advisory, consulting and other costs incurred in connection with the separation of Veritas. Transition costs primarily consist of consulting charges associated with the implementation of new enterprise resource planning systems and costs to automate business processes. Other costs primarily consist of asset write-offs and advisory fees incurred in connection with restructuring events. Restructuring, separation, transition, and other costs are managed at the corporate level and are not allocated to our reportable segments. See Note 9 for information regarding the reconciliation of total segment operating income to total consolidated operating income (loss).
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”). We expect to reduce headcount and close certain facilities in connection with the restructuring plan. We expect total costs incurred in connection with the Fiscal 2017 Plan to range between $230 million and $280 million, of which approximately $90 million to $100 million is expected to be for severance and termination benefits and $90 million to $130 million is expected to be for other exit and disposal costs primarily consisting of contract termination and relocation costs and advisory fees. The remainder is expected to be in the form of asset write-offs. These actions are expected to be completed in fiscal 2018. Additionally, we expect continuing significant transition costs associated with the implementation of a new enterprise resource planning system and costs to automate business processes. As of December 30, 2016, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2023.
Fiscal 2015 Plan
In fiscal 2015, we initiated a restructuring plan primarily to align personnel with our plans to separate Veritas (the “Fiscal 2015 Plan”). These actions were substantially completed in the fourth quarter of fiscal 2016 with the sale of Veritas on January 29, 2016. See Note 6 for more information on the sale of Veritas.

Restructuring, separation, transition, and other costs summary

	Three Months Ended	Nine Months Ended
	December 30, 2016	December 30, 2016
	(In millions)
Fiscal 2017 Plan:
Severance and termination costs	$19	$57
Other exit and disposal costs	17	52
Asset write-offs	2	16
Fiscal 2017 Plan total	38	125
Fiscal 2015 Plan total	3	5
Transition and other related costs	26	71
Restructuring, separation, transition, and other from continuing operations	67	201
Restructuring, separation, transition, and other from discontinued operations	1	11
Total restructuring, separation, transition, and other	$68	$212
Restructuring and separation liabilities summary

	Balance as of April 1, 2016	Costs, Net of Adjustments	Cash Payments	Non-Cash Charges	Balance as of December 30, 2016	Cumulative Incurred to Date
	(In millions)
Fiscal 2017 Plan:
Severance and termination costs	$—	$57	$(42)	$—	$15	$57
Other exit and disposal costs	4	52	(38)	(1)	17	56
Asset write-offs	—	16	—	(16)	—	16
Fiscal 2017 Plan total	4	125	(80)	(17)	32	$129
Fiscal 2015 Plan total	29	16	(34)	(5)	6	$472
Restructuring and separation plans total	$33	$141	$(114)	$(22)	$38
As of December 30, 2016 and April 1, 2016, the restructuring and separation liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
Note 8. Commitments and Contingencies
LifeLock acquisition commitment
On November 20, 2016, we entered into a definitive agreement to acquire LifeLock, Inc. (“LifeLock”), for $24.00 per share or approximately $2.3 billion in enterprise value (the “Merger Agreement”). We plan to finance the acquisition with cash and a new debt financing of $1.0 billion. The Merger Agreement has been unanimously approved by the Boards of Directors of both companies and the stockholders of LifeLock. In January 2017, the parties amended the Merger Agreement to waive all other conditions to the closing of the acquisition after January 31, 2017. As such, the acquisition is expected to close in the fourth quarter of fiscal 2017.
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

In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
Litigation contingencies
GSA
During the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s (“DOJ”) Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration (“GSA”) Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices.
As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We have fully cooperated with the government throughout its investigation and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA schedule was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government has also indicated they are going to pursue claims for certain sales to California, Florida, and New York as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
In 2012, a sealed civil lawsuit was filed against Symantec related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts.
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

Finjan
On August 28, 2013, Finjan, Inc. filed a complaint against Blue Coat Systems, Inc. in the U.S. District Court for the Northern District of California alleging that certain Blue Coat products infringe six of Finjan’s U.S. patents. On August 4, 2015, a jury returned a verdict that certain Blue Coat products infringe five of the Finjan patents-in-suit and awarded Finjan lump-sum damages of $40 million. On November 20, 2015, the trial court entered a judgment in favor of Finjan on the jury verdict and certain non-jury legal issues. On July 28, 2016, in its ruling on post-trial motions the trial court denied Blue Coat’s motions seeking a new trial or judgment as a matter of law and denied Finjan’s request for enhanced damages and attorneys’ fees. In August 2016, we completed our acquisition of Blue Coat. We intend to vigorously contest the judgment and have filed an appeal with the Federal Circuit Court of Appeals. Our current best estimated loss and related interest with respect to the jury verdict is $40 million, which was accrued by Blue Coat and assumed by us as a part of the acquisition of Blue Coat.
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
Note 9. Segment Information
We operate in the following two reporting segments, which are the same as our operating segments:

•
Consumer Security. Our Consumer Security segment focuses on providing a Digital Safety platform to protect information, devices, networks, and the identity of consumers. This platform includes our Norton-branded services, which provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families and small businesses. With the proposed acquisition of LifeLock, a leader in identity protection services, we are accelerating our leadership in Consumer Security to protect all aspects of the consumer’s digital life.

•
Enterprise Security. Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, website security, and advanced web and cloud security offerings. Our enterprise endpoint and network security and management offerings support evolving endpoints and networks, providing advanced threat protection while helping reduce cost and complexity. These solutions are delivered through various methods, such as software, appliance, SaaS and managed services.

Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers (“CODM”), comprised of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), use operating segment financial information to evaluate our performance and to assign resources. Despite the CODM changes during fiscal 2017, we did not change the way we report and evaluate segments.
There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions)
Total Segments:
Net revenues	$1,041	$909	$2,904	$2,727
Operating income	$271	$254	$773	$812
Consumer Security:
Net revenues	$397	$414	$1,205	$1,264
Operating income	$213	$230	$662	$707
Enterprise Security:
Net revenues	$644	$495	$1,699	$1,463
Operating income	$58	$24	$111	$105
We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist of stock-based compensation expense, amortization of intangible assets, restructuring, separation, transition and other charges, and acquisition and integration costs. In addition, corporate charges previously allocated to Veritas prior to its operational separation in the third quarter of fiscal 2016, but not reclassified within discontinued operations, were not reallocated to our segments. See Note 6 for more information on our discontinued operations.
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions)
Total segment operating income	$271	$254	$773	$812
Reconciling items:
Unallocated corporate charges related to Veritas	—	—	—	186
Stock-based compensation	97	38	231	118
Amortization of intangible assets	94	20	183	63
Restructuring, separation, transition, and other	67	50	201	116
Acquisition and integration costs	29	—	80	—
Total operating income (loss)	$(16)	$146	$78	$329
Note 10. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions, except per share data)
Dividends declared and paid	$46	$98	$139	$303
Dividend equivalents paid	7	4	34	9
Total dividends and dividend equivalents paid	$53	$102	$173	$312
Cash dividends declared per common share	$0.075	$0.15	$0.225	$0.45
Our RSUs and PRUs are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.
On February 1, 2017, we declared a cash dividend of $0.075 per share of common stock to be paid on March 15, 2017, to all stockholders of record as of the close of business on February 20, 2017. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board.

Stock repurchase program
On November 20, 2016, our Board approved an increase of $510 million in authorized share repurchases to a total of $1.3 billion. Up to $500 million of the authorized repurchases may be completed on or prior to March 31, 2017. Our share repurchase authorization does not have an expiration date.
Accelerated stock repurchase agreement
In March 2016, we entered into an accelerated stock repurchase (“ASR”) agreement with financial institutions to repurchase an aggregate of $1.0 billion of our common stock. During the fourth quarter of fiscal 2016, we made an upfront payment of $1.0 billion to the financial institutions pursuant to the ASR agreement, and received and retired an initial delivery of 42.4 million shares of our common stock. In November 2016, we completed the repurchase and received an additional 6.5 million shares of our common stock. The total shares received and retired under the terms of the ASR agreement were approximately 48.9 million, with an average price paid per share of $20.44.
Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Total
	(In millions)
Balance as of April 1, 2016	$15	$7	$22
Other comprehensive loss before reclassifications	(16)	(3)	(19)
Balance as of December 30, 2016	$(1)	$4	$3

Note 11. Stock-Based Compensation
Stock-based compensation expense
The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions)
Cost of revenues	$6	$3	$14	$7
Sales and marketing	25	12	63	39
Research and development	25	14	64	41
General and administrative	41	9	90	31
Total stock-based compensation expense	97	38	231	118
Tax benefit associated with stock-based compensation expense	(34)	(14)	(74)	(37)
Net stock-based compensation expense from continuing operations	63	24	157	81
Net stock-based compensation expense from discontinued operations	—	12	—	49
Total net stock-based compensation expense	$63	$36	$157	$130
The following table summarizes additional information related to our stock-based compensation:

	Nine Months Ended
	December 30, 2016	January 1, 2016
	(In millions, except per grant data)
Restricted stock units:
Weighted-average fair value per grant	$18.80	$23.32
Awards granted and assumed in acquisition	14.2	13.7
Total fair value of awards vested	$138	$191
Total unrecognized compensation expense	$257	$389
Weighted-average remaining vesting period	2.0 years	2.1 years
Performance-based restricted stock units:
Weighted-average fair value per grant	$19.99	$27.03
Awards granted and assumed in acquisition	5.0	0.9
Total fair value of awards released	$13	$6
Total unrecognized compensation expense	$63	$21
Weighted-average remaining vesting period	1.2 years	1.5 years
Stock options:
Weighted-average exercise price of options assumed in acquisition	$7.39	$—
Total intrinsic value of stock options exercised	$57	$3
Total unrecognized compensation expense	$116	$—
Weighted-average remaining vesting period	1.6 years	—
Blue Coat acquisition
In connection with the Blue Coat acquisition, we assumed the outstanding equity awards under two of Blue Coat’s equity incentive plans (the Blue Coat, Inc. 2016 Equity Incentive Plan and the Batman Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan (collectively, the “Plans”)), including 7.5 million vested and 12.5 million unvested stock options, 4.8 million unvested RSUs, and 3.0 million unvested PRUs. The total fair value of options assumed was $265 million and the total fair value of RSUs and PRUs assumed was $162 million. Upon vesting, these assumed options will be exercisable into, and these assumed RSUs and PRUs will settle into shares of our common stock. The assumed RSUs and PRUs generally retained the terms and conditions under which they were originally granted. We will not grant additional options or shares under the Plans. Future equity awards by Symantec will be made under Symantec’s 2013 Equity Incentive Plan, as amended. See Note 3 for more information on the Blue Coat acquisition.
Note 12. Income Taxes
The following table summarizes our effective tax rate for income (loss) from continuing operations for the periods presented:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions, except percentages)
Income (loss) from continuing operations before income taxes	$(61)	$129	$(14)	$276
Income tax expense (benefit)	$(5)	$15	$45	$84
Effective tax rate	8%	12%	(321)%	30%
Our effective tax rate for loss from continuing operations for the three months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences. Our effective tax rate for loss from continuing operations for the nine months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences and tax expense related to the loss of tax attributes due to restructuring activities as noted below. Additionally, as pre-tax income (loss) approaches break even, small changes can produce significant variability in the effective tax rate.
Our effective tax rate for income from continuing operations for the three and nine months ended January 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the research and development credit, partially offset by state income taxes.
For the three and nine months ended December 30, 2016, we recorded an income tax benefit of $85 million and income tax expense of $49 million on discontinued operations, respectively. For the three and nine months ended January 1, 2016, we recorded an income tax expense on discontinued operations of $53 million and $73 million, respectively. See Note 6 for further details regarding discontinued operations.
For the three and nine months ended December 30, 2016, our tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $9 million and $18 million, respectively. For the nine months ended December 30, 2016, our tax provision increased due to a deferred tax expense of $52 million related to the loss of tax attributes as a result of restructuring activities.
For the nine months ended January 1, 2016, our tax provision was reduced by $8 million in tax benefits related to certain foreign operations.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $6 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 13. Net Income Per Share
Basic and diluted net income per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of the shares’ underlying outstanding stock options, restricted stock, employee stock purchase plan and Convertible Senior Notes.
The components of net income per share are as follows:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions, except per share data)
Income (loss) from continuing operations	$(56)	$114	$(59)	$192
Income from discontinued operations, net of income taxes	102	56	96	251
Net income	$46	$170	$37	$443
Income (loss) per share - basic:
Continuing operations	$(0.09)	$0.17	$(0.10)	$0.28
Discontinued operations	$0.16	$0.08	$0.16	$0.37
Net income per share - basic	$0.07	$0.26	$0.06	$0.65
Income (loss) per share - diluted:
Continuing operations	$(0.09)	$0.17	$(0.10)	$0.28
Discontinued operations	$0.16	$0.08	$0.16	$0.37
Net income per share - diluted	$0.07	$0.25	$0.06	$0.65

Weighted-average shares outstanding - basic	620	665	618	677
Dilutive potential shares	—	6	—	6
Weighted-average shares outstanding - diluted	620	671	618	683

Note: The total amounts may not add due to rounding.
The following convertible shares, stock options and RSUs have been excluded from the computation of diluted net income per share because their effect would have been anti-dilutive:

	As of
	December 30, 2016	January 1, 2016
	(In millions)
Convertible shares	91	—
Stock options	17	—
Restricted and performance-based restricted stock units	29	1
Undelivered accelerated stock repurchase shares	—	5
Total	137	6
Under the treasury stock method, the Convertible Senior Notes will generally have a dilutive impact on earnings when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. During the three and nine months ended December 30, 2016, the conversion feature of both notes was anti-dilutive due to a loss from continuing operations.
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
OVERVIEW
Our business
Symantec Corporation is a global leader in cybersecurity. We operate our business on a global civilian cyber intelligence threat network and track a vast number of threats across the Internet from hundreds of millions of mobile devices, endpoints, and servers across the globe. We believe one of our competitive advantages is our database of threat indicators, which we have strengthened through our acquisition of Blue Coat, Inc. (“Blue Coat”). This database allows us to reduce the number of false positives and provide faster and better protection for customers through our products. We are leveraging our capabilities in threat protection and data loss prevention and extending them into our core endpoint and network security offerings. We are also pioneering solutions in growing markets like cloud, advanced threat protection, information protection and cyber security services.
On August 1, 2016 (the “close date”), we acquired all of the outstanding common stock of Blue Coat, a provider of advanced web security solutions for global enterprises and governments. The addition of Blue Coat’s suite of network and cloud security products to our innovative Enterprise Security product portfolio has enhanced our threat protection and information protection products while providing us with complementary products, such as advanced web and cloud security solutions, that address the network and cloud security needs of enterprises. This augmentation of our product portfolio, together with the integration of Blue Coat’s large threat database with our global civilian cyber intelligence threat network, allows us to provide an integrated cyber defense platform, addressing both endpoint and network security, and offer differentiated security solutions. It also positions us well to introduce new cybersecurity solutions that address the ever-evolving threat landscape, the changes introduced by the shift to mobile and cloud along with the adoption of Internet of Things (IoT) devices. Our enhanced portfolio also positions us well to address the challenges created by regulatory and privacy concerns. All information related to Blue Coat discussed in the financial results and trends, results of operations and liquidity and capital resources sections relates to the inclusion as of the close date.
On November 20, 2016, we announced that we entered into a definitive agreement to acquire LifeLock, Inc. (“LifeLock”), a provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises, for approximately $2.3 billion in cash. LifeLock’s services are provided on a monthly or annual subscription basis and primarily consist of identifying and notifying users of identity-related and other events and assisting users in remediating their impact. The addition of LifeLock’s identity and fraud protection offerings to our leading Consumer Security product portfolio will allow us to provide a comprehensive digital safety platform designed to protect information across devices, customer identities and the connected home and family. We intend to fund the purchase price through a combination of debt and existing cash on hand. LifeLock obtained stockholder approval of the transaction on January 26, 2017. The parties have amended the definitive acquisition agreement to waive all other conditions to the closing of the acquisition after January 31, 2017 and provide that the earliest that we are required to consummate the closing is February 9, 2017. We expect the acquisition to close in the fourth quarter of fiscal 2017.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended December 30, 2016 and January 1, 2016, both consisted of 13 and 39 weeks, respectively. Our 2017 fiscal year consists of 52 weeks and ends on March 31, 2017.
Strategy
Our strategy is to deliver an integrated cyber defense platform for enterprises and a consumer Digital Safety Platform to protect all aspects of the consumer’s digital life.

Divestiture of Veritas
On January 29, 2016, we sold our former information business (“Veritas”). The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. The following discussion relates to our continuing operations unless stated otherwise.
Our operating segments
Our current operating segments are significant strategic segments that offer different products and services distinguished by customer needs. We operate in the following two reporting segments, which are the same as our operating segments:

•
Consumer Security. Our Consumer Security segment focuses on providing a Digital Safety platform to protect information, devices, networks, and the identity of consumers. This platform includes our Norton-branded services, which provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families and small businesses. With the proposed acquisition of LifeLock, a leader in identity protection services, we are accelerating our leadership in Consumer Security to protect all aspects of the consumer’s digital life.

•
Enterprise Security. Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, website security, and advanced web and cloud security offerings. Our enterprise endpoint and network security and management offerings support evolving endpoints and networks, providing advanced threat protection while helping reduce cost and complexity. These solutions are delivered through various methods, such as software, appliance, SaaS and managed services.

For further description of our operating segments see Note 9 of the Notes to Condensed Consolidated Financial Statements.
Financial results and trends
The following table provides an overview of key financial metrics for the periods indicated below:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions, except percentages)
Condensed Consolidated Statements of Operations data:
Net revenues	$1,041	$909	$2,904	$2,727
Gross profit	$806	$759	$2,310	$2,259
Operating income (loss)	$(16)	$146	$78	$329
Operating margin percentage	(2)%	16%	3%	12%
Condensed Consolidated Statements of Cash Flows data:
Net cash provided by (used in) continuing operating activities			$(469)	$316
Net revenues for the three and nine months ended December 30, 2016 increased $132 million and $177 million, respectively, compared to the same periods last year. The increase was primarily due to net revenues from sales of acquired Blue Coat network protection products, partly offset by a decline in our consumer security revenue.
Our gross margin was 77% for the three months ended December 30, 2016 compared to 83% for the three months ended January 1, 2016. Our gross margin was 80% for the nine months ended December 30, 2016 compared to 83% for the nine months ended January 1, 2016. The decreases in our gross margin for the three and nine months ended December 30 2016, compared to the same periods last year, were primarily due to the impact of the assumed deferred revenue fair value write-down of $47 million and $83 million, increased amortization expense related to acquired intangible assets of $44 million and $74 million, and acquired inventory write-up related to the Blue Coat acquisition of $13 million and $24 million, in each case, respectively.
Operating loss for the three months ended December 30, 2016 was $16 million compared to operating income of $146 million for the same period last year. Operating income for the nine months ended December 30, 2016 was $78 million compared to $329 million for the same period last year. The changes were primarily due to increased expenses as a result of the Blue Coat acquisition, including stock-based compensation expense from assumed equity awards, amortization of intangible assets and transaction and integration expenses. The operating income decrease for the nine months ended December 30, 2016, was partly offset by the absence of unallocated corporate charges in the nine months ended December 30, 2016, compared to $186 million of unallocated corporate charges previously allocated to Veritas in the same period last year. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information about our unallocated corporate charges. We expect our operating margin to fluctuate in future periods as a result of a number of factors, including our operating results and the timing and amount of expenses incurred.
Net cash used in continuing operating activities was $469 million for the nine months ended December 30, 2016, compared to net cash provided by continuing operating activities of $316 million for the nine months ended January 1, 2016. This change was primarily due to an increase in the cash payments for taxes of $845 million driven by the gain on sale from the divestiture of Veritas and a decrease in income from continuing operations adjusted for non-cash items of $13 million. The increase in net cash used was partially offset by decreased payments for restructuring and separation liabilities of $135 million.
Critical accounting policies and estimates
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended December 30, 2016, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2016, except as noted below.
Stock options
In connection with the Blue Coat acquisition, we assumed options to purchase common stock with a fair value of $265 million. Determining the fair value of options requires judgment. We use the Black-Scholes model to determine the fair value of stock options. The determination of the fair value of options using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected life of the options, actual and projected employee stock option exercise and forfeiture behaviors, risk-free interest rates, and expected dividends. Because the options assumed in the Blue Coat acquisition were all at- or in-the-money and Blue Coat lacks sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, we estimated the expected life of assumed options using the “simplified method”. For vested options, this represents the midpoint between the valuation date and the contractual term. For unvested options, this represents the midpoint between the average vesting time and full contractual term. Expected volatility is based on the average of historical volatility over the most recent period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. The options assumed are without dividend-equivalents rights and their fair values are discounted by our dividend yield.
Recently issued authoritative accounting guidance
See Note 1 of the Notes to Condensed Consolidated Financial Statements for recently issued authoritative accounting guidance, including the expected dates of adoption and the effects on our results of operations and financial condition.

RESULTS OF OPERATIONS
The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net revenues	100%	100%	100%	100%
Cost of revenues	23%	17%	20%	17%
Gross profit	77%	83%	80%	83%
Operating expenses:
Sales and marketing	36%	34%	35%	36%
Research and development	20%	19%	20%	21%
General and administrative	13%	7%	12%	8%
Amortization of intangible assets	4%	1%	3%	2%
Restructuring, separation, transition, and other	6%	6%	7%	4%
Total operating expenses	79%	67%	77%	71%
Operating income (loss)	(2)%	16%	3%	12%
Non-operating expense, net	4%	2%	3%	2%

Note: The total percentages may not add due to rounding.
Net revenues and operating income by segment

	Three Months Ended			Nine Months Ended
	December 30, 2016	January 1, 2016	% Change	December 30, 2016	January 1, 2016	% Change
	(In millions, except percentages)
Net revenues:
Consumer Security	$397	$414	(4)%	$1,205	$1,264	(5)%
Enterprise Security	644	495	30%	1,699	1,463	16%
Total net revenues	$1,041	$909	15%	$2,904	$2,727	6%
Percentage of total net revenues:
Consumer Security	38%	46%		41%	46%
Enterprise Security	62%	54%		59%	54%
Operating income:
Consumer Security	$213	$230	(7)%	$662	$707	(6)%
Enterprise Security	$58	$24	142%	$111	$105	6%
Operating margin:
Consumer Security	54%	56%		55%	56%
Enterprise Security	9%	5%		7%	7%
Consumer Security net revenues decreased $17 million and $59 million for the three and nine months ended December 30, 2016, respectively, compared to the same periods last year. The decreases were primarily due to new customer acquisition not being sufficient to replace customers lost through natural attrition.
Consumer Security operating income decreased $17 million and $45 million for the three and nine months ended December 30, 2016, respectively, primarily due to the decreases in net revenues. Operating income for the first nine months of fiscal 2017 was also impacted by higher research and development expenses related to our new secure router for the connected home, partially offset by lower cost of revenues compared to the same period last year.

Enterprise Security net revenues increased $149 million and $236 million for the three and nine months ended December 30, 2016, respectively, compared to the same periods last year. The increases were primarily due to $160 million and $248 million of net revenues from the sale of acquired Blue Coat network protection products in the same periods, respectively. These increases were impacted by the reduction of revenue as a result of deferred revenue purchase accounting adjustments, which resulted in a decrease of $47 million and $83 million to revenue, respectively. In addition, services net revenues increased $12 million for the nine months ended December 30, 2016 compared to the same period last year. The net revenues increases during the three and nine months ended December 30, 2016 were partially offset by declines in endpoint management solutions net revenues of $9 million and $20 million, respectively.
Enterprise Security operating income increased $34 million and $6 million for the three and nine months ended December 30, 2016, respectively, primarily due to the increases in net revenues and a reduction of expenses from ongoing cost savings initiatives. These operating income increases were partially offset by increased expenses associated with the Blue Coat acquisition and by increases in cost of revenues of $46 million and $99 million for the three and nine months ended December 30, 2016, respectively, as a result of increased revenues and the impact of fair value adjustments on acquired inventory, which increased cost of revenues by $13 million and $24 million for the three and nine months ended December 30, 2016, respectively.
Net revenues by geographic region

	Three Months Ended			Nine Months Ended
	December 30, 2016	January 1, 2016	% Change	December 30, 2016	January 1, 2016	% Change
	(In millions, except percentages)
Revenues by geographic region:
Americas (U.S., Canada and Latin America)	$595	$539	10%	$1,656	$1,607	3%
EMEA (Europe, Middle East and Africa)	253	224	13%	704	677	4%
APJ (Asia Pacific and Japan)	193	146	32%	544	443	23%
Total net revenues	$1,041	$909	15%	$2,904	$2,727	6%

U.S.	$534	$484	10%	$1,487	$1,441	3%
International	507	425	19%	1,417	1,286	10%
Total net revenues	$1,041	$909	15%	$2,904	$2,727	6%

Percentage of total net revenues:
Americas (U.S., Canada and Latin America)	57%	59%		57%	59%
EMEA (Europe, Middle East and Africa)	24%	25%		24%	25%
APJ (Asia Pacific and Japan)	19%	16%		19%	16%
U.S.	51%	53%		51%	53%
International	49%	47%		49%	47%
Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by approximately $3 million and $29 million for the three and nine months ended December 30, 2016, respectively, compared to the same periods last year.
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

Cost of revenues

	Three Months Ended			Nine Months Ended
	December 30, 2016	January 1, 2016	% Change	December 30, 2016	January 1, 2016	% Change
	(In millions, except percentages)
Cost of revenues	$235	$150	57%	$594	$468	27%
Cost of revenues consists primarily of technical support costs, cost of billable services, fees to original equipment manufacturers (“OEMs”) under revenue-sharing agreements, hardware costs, and fulfillment costs. For the three and nine months ended December 30, 2016, cost of revenues increased $85 million and $126 million, respectively, compared to the same periods last year. The increases were primarily due to costs related to the acquired Blue Coat products, including acquired intangible asset amortization expense of $45 million and $74 million, respectively, and acquired product inventory fair value write-up of $13 million and $24 million, respectively, for the three and nine months ended December 30, 2016. These increases in cost of revenues were partially offset by decreases in OEM royalties of $18 million and unallocated corporate charges of $22 million for the nine months ended December 30, 2016, respectively.
Operating expenses

	Three Months Ended			Nine Months Ended
	December 30, 2016	January 1, 2016	% Change	December 30, 2016	January 1, 2016	% Change
	(In millions, except percentages)
Sales and marketing	$377	$308	22%	$1,006	$984	2%
Research and development	204	174	17%	574	571	1%
General and administrative	131	68	93%	360	218	65%
Amortization of intangible assets	43	13	231%	91	41	122%
Restructuring, separation, transition, and other	67	50	34%	201	116	73%
Total operating expenses	$822	$613	34%	$2,232	$1,930	16%
Sales and marketing expense for the three and nine months ended December 30, 2016 increased $69 million and $22 million, respectively, compared to the same periods last year primarily due to the addition of Blue Coat expenses. The increases for the three and nine months ended December 30, 2016 were partially offset by a reduction of expenses from cost savings initiatives. In addition, the increase for the nine months ended December 30, 2016 was partially offset by the absence of unallocated corporate charges in fiscal 2017 compared to unallocated corporate charges of $88 million in the same period in fiscal 2016.
Research and development expense for the three and nine months ended December 30, 2016 increased $30 million and $3 million, respectively, compared to the same periods last year primarily due to the addition of Blue Coat expenses. The increases for the three and nine months ended December 30, 2016 were partially offset by a reduction of expenses from cost savings initiatives. In addition, the increase for the nine months ended December 30, 2016 was partially offset by the absence of unallocated corporate charges in fiscal 2017 compared to unallocated corporate charges of $44 million in the same period in fiscal 2016.
General and administrative expense for the three and nine months ended December 30, 2016 increased $63 million and $142 million, respectively, compared to the same periods last year primarily due to the addition of Blue Coat expenses and acquisition-related and integration expenses of $16 million and $67 million, respectively, which were absent in fiscal 2016. The increase for the nine months ended December 30, 2016 was partially offset by the absence of unallocated corporate charges in fiscal 2017 compared to unallocated corporate charges of $32 million in the same period in fiscal 2016. We expect continuing impact from integration costs in future periods.
Amortization of intangible assets expense increased $30 million and $50 million for the three and nine months ended December 30, 2016, respectively, compared to the same periods last year. The increase was primarily due to the Blue Coat acquisition, which added intangible assets with a fair value of approximately $1.6 billion on August 1, 2016.
Restructuring, separation, transition, and other costs include severance, facilities, separation, transition, and other related costs. For the three and nine months ended December 30, 2016 we incurred $19 million and $57 million of severance costs, $26 million and $71 million in transition costs, and $22 million and $73 million of other related costs, which primarily consist of advisory fees, asset write-offs and facilities costs, respectively. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on restructuring, separation, transition, and other costs.

Non-operating expense, net

	Three Months Ended			Nine Months Ended
	December 30, 2016	January 1, 2016	% Change	December 30, 2016	January 1, 2016	% Change
	(In millions, except percentages)
Interest income	$5	$1	400%	$14	$6	133%
Interest expense	(55)	(17)	224%	(134)	(56)	139%
Other income (expense), net	5	(1)	*	28	(3)	*
Non-operating expense, net	$(45)	$(17)	165%	$(92)	$(53)	74%

* Percentage is not meaningful.
Non-operating expense, net for the three and nine months ended December 30, 2016, increased $28 million and $39 million, respectively, primarily driven by an increase in interest expense of $38 million and $78 million, respectively, mainly related to new debt issued in fiscal 2017. The non-operating expense, net increase for the nine months ended December 30, 2016, was partially offset by income from transition service agreements (“TSA”) of $21 million for the nine months ended December 30, 2016, pursuant to which we provided Veritas certain limited services. See Note 6 of the Notes to Condensed Consolidated Financial Statements for more information about TSAs. The increase in non-operating expense, net during the nine months ended December 30, 2016, was further offset by $9 million resulting from a net foreign currency remeasurement gain at December 30, 2016, compared to a loss at January 1, 2016.
Income taxes

	Three Months Ended		Nine Months Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
	(In millions, except percentages)
Income (loss) from continuing operations before income taxes	$(61)	$129	$(14)	$276
Income tax expense (benefit)	$(5)	$15	$45	$84
Effective tax rate	8%	12%	(321)%	30%
Our effective tax rate for loss from continuing operations for the three months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences. Our effective tax rate for loss from continuing operations for the nine months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences and tax expense related to the loss of tax attributes due to restructuring activities as noted below. Additionally, as pre-tax income (loss) approaches break even, small changes can produce significant variability in the effective tax rate.
Our effective tax rate for income from continuing operations for the three and nine months ended January 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the research and development credit, partially offset by state income taxes.
For the three and nine months ended December 30, 2016, we recorded an income tax benefit of $85 million and income tax expense of $49 million on discontinued operations, respectively. For the three and nine months ended January 1, 2016, we recorded an income tax expense on discontinued operations of $53 million and $73 million, respectively. See Note 6 for further details regarding discontinued operations.
For the three and nine months ended December 30, 2016, our tax provision was reduced by tax benefits primarily resulting from settlements with certain taxing authorities and lapses of statutes of limitations of $9 million and $18 million, respectively. For the nine months ended December 30, 2016, our tax provision increased due to a deferred tax expense of $52 million related to the loss of tax attributes as a result of restructuring activities.
For the nine months ended January 1, 2016, our tax provision was reduced by $8 million in tax benefits related to certain foreign operations.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $6 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Blue Coat, Inc. acquisition
On August 1, 2016, we acquired all of the outstanding common stock of Blue Coat for a total consideration of approximately $4.67 billion, net of cash acquired, of which $4.5 billion was cash consideration. Simultaneously, we borrowed $2.8 billion under a term loan facility and our amended and restated credit facility and $1.25 billion from the sale of convertible senior notes to finance a portion of the purchase price, and funded the remainder through existing cash. As a part of the purchase price, we repaid all Blue Coat debt totaling approximately $1.9 billion. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on the Blue Coat acquisition.
LifeLock acquisition commitment
On November 20, 2016, we entered into a definitive agreement to acquire LifeLock, Inc. (“LifeLock”), for $24.00 per share or approximately $2.3 billion in enterprise value (the “Merger Agreement”). We plan to finance the acquisition with cash and the proceeds of a new debt financing of $1.0 billion. The Merger Agreement has been unanimously approved by the Boards of Directors of both companies and the stockholders of LifeLock. In January 2017, the parties amended the Merger Agreement to waive all other conditions to the closing of the acquisition after January 31, 2017. As such, the acquisition is expected to close in the fourth quarter of fiscal 2017.
Sources of cash
We have historically relied on cash flow from operations (except for the nine months ended December 30, 2016, primarily due to a large one-time cash payment for taxes related to the gain on sale of Veritas as discussed below), borrowings under credit facilities, and issuances of debt and equity securities for our liquidity needs. As of December 30, 2016, we had cash and cash equivalents of $5.6 billion and an unused credit facility of $1.0 billion, resulting in a liquidity position of approximately $6.6 billion. As of December 30, 2016, $3.4 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Revolving Credit Facility. On May 10, 2016, we terminated our previous $1.0 billion senior revolving credit facility and entered into a new senior unsecured credit facility (the “Revolving Credit Facility”). The new credit agreement provides for a 5-year $1.0 billion revolving credit facility. As of December 30, 2016, we were in compliance with the required covenants for the Revolving Credit Facility, and no amounts were outstanding.
Senior Term Loans. The Revolving Credit Facility provided for a 3-year term loan in an aggregate amount of $1.0 billion (the “Senior Term Loan A-1”), which matures May 10, 2019. On July 18, 2016, we amended and restated the Revolving Credit Facility and the Senior Term Loan A-1 to provide for, among other things, an additional $800 million 3-year term loan (“Senior Term Loan A-2”). Subsequently, on August 1, 2016, we entered into a Term Loan Agreement that closed concurrently with the Blue Coat acquisition and allowed us to borrow an aggregate amount of $2.0 billion, consisting of a $1.8 billion 5-year term loan (“Senior Term Loan A-5”) and a $200 million 3-year term loan (Senior Term Loan A-3”).
Convertible Senior Notes. Concurrent with the close of the Blue Coat acquisition, on August 1, 2016, we issued $1.25 billion aggregate principal amount of 2.0% Convertible Senior Notes due 2021 (the “Notes”).
Debt. We expect to issue new debt in the fourth quarter of fiscal 2017 in the amount of $1.0 billion. We expect to use the proceeds to finance a portion of the purchase price for the announced acquisition of LifeLock.
We believe that our existing cash and investment balances, our available Revolving Credit Facility, our ability to issue new debt instruments and common stock, as well as cash collections from customers will be sufficient to meet our business requirements, including working capital and capital expenditures, cash dividends, principal and interest payments on debt, repurchases of our stock, and acquisitions for at least the next 12 months and foreseeable future. We remain committed to paying a quarterly cash dividend to our shareholders, totaling $0.30 per share per year. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.
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
Term Loan Repayments. During the three months ended December 30, 2016, we repaid $45 million in principal amount of Senior Term Loan A-5, and expect to make an additional $45 million repayment during our fourth quarter of fiscal 2017. In fiscal 2018, $180 million of principal amount of Senior Term Loan A-5 and $600 million of principal amount of 2.75% Senior Notes due June 15, 2017, will become due and payable.
Dividend Program. During the nine months ended December 30, 2016, we declared and paid aggregate cash dividends of $139 million, or $0.225 per common share. During the nine months ended January 1, 2016, we declared and paid cash dividends of $303 million or $0.45 per common share. Our restricted stock and performance-based stock units have dividend equivalent rights entitling holders to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit. During the nine months ended December 30, 2016, we paid dividend equivalents of $34 million, compared to $9 million during the nine months ended January 1, 2016.
On February 1, 2017, we declared a cash dividend of $0.075 per share of common stock, to be paid on March 15, 2017 to all stockholders of record as of the close of business on February 20, 2017. All shares of common stock issued and outstanding, and unvested restricted stock and performance-based stock, as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors (“Board”).
Stock Repurchases. On November 20, 2016, our Board approved an increase of $510 million in authorized share repurchases to a total of $1.3 billion. As a part of the increase to the authorized share repurchase amount, the Board authorized us to pursue an accelerated stock repurchase (“ASR”) up to $500 million. We expect to execute the ASR on or prior to March 31, 2017. Our share repurchase authorization does not have an expiration date.
Restructuring Plan. We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with the Fiscal 2017 Plan. The total remaining cash payments in connection with the Fiscal 2017 Plan are expected to be approximately $90 million to $140 million. These actions are expected to be completed in fiscal 2018. For further information, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Cash flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 30, 2016	January 1, 2016
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$(469)	$316
Continuing investing activities	$(4,550)	$731
Continuing financing activities	$4,780	$(1,514)
Continuing operating activities
Our primary source of cash from continuing operating activities has been from cash collections from our customers. Due to seasonality, our orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. We therefore expect cash inflows from continuing operating activities to be affected by fluctuations in billings and timing of collections.

Our primary uses of cash from our continuing operating activities include payments for income taxes, payments for compensation and related costs, payments to our resellers and distribution partners, and other general corporate expenditures.
Net cash used in continuing operating activities was $469 million for the nine months ended December 30, 2016, compared to net cash provided by continuing operating activities of $316 million for the nine months ended January 1, 2016. This change was primarily due to an increase in the cash payments for taxes of $845 million driven by the gain on sale from the divestiture of Veritas and a decrease of $13 million in income from continuing operations adjusted for non-cash items. The increase was partially offset by decreased payments for restructuring and separation liabilities of $135 million.
Continuing investing activities
Our investing cash flows consist primarily of acquisitions, capital expenditures and investment purchases, sales, and maturities. Net cash used in continuing investing activities was $4.6 billion for the nine months ended December 30, 2016, compared to net cash provided by continuing investing activities of $731 million for the nine months ended January 1, 2016. The change was primarily due to the cash consideration paid for our acquisition of Blue Coat of $4.5 billion and reduced proceeds from maturities and sales of short-term investments of $1.3 billion, partially offset by purchases of short-term investments of $377 million in the nine months ended January 1, 2016.
Continuing financing activities
Our financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, and issuance and repayment of debt. Net cash provided by continuing financing activities was $4.8 billion for the nine months ended December 30, 2016, compared to net cash used in continuing financing activities of $1.5 billion for the nine months ended January 1, 2016. This was primarily due to net proceeds received from the Senior Term Loans and Senior Convertible Notes of $5.0 billion, decreased stock repurchases of $868 million, reduced repayments of debt and other obligations of $306 million, and reduced payments of dividends and dividend equivalents of $139 million.
Contractual obligations
Except for borrowings under term loans and the issuance of convertible notes and related interest payments, there were no significant changes during the nine months ended December 30, 2016, to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.
The table below sets forth these changes as of December 30, 2016, but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due by Fiscal Period
	Total	Remainder of 2017	2018 - 2019	2020 - 2021	Thereafter
	(In millions)
Senior Notes and Convertible Senior Notes (1)	$3,500	$—	$600	$1,250	$1,650
Senior Term Facilities (2)(3)	3,755	45	360	2,360	990
Interest payments on debt (4)	666	49	342	229	46
Total payments due	$7,921	$94	$1,302	$3,839	$2,686

(1)
In the second quarter of fiscal 2017, we issued $1.25 billion of Convertible Senior Notes related to the Blue Coat acquisition. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Convertible Senior Notes.

(2)
In the first quarter of fiscal 2017, we entered into a Senior Unsecured Credit Facility in which we borrowed and aggregate $1.0 billion that was amended in the second quarter of fiscal 2017 to provide for an additional $800 million. In the second quarter of fiscal 2017, we entered into an additional Senior Term Facility which we borrowed an aggregate of $2.0 billion. We utilized the proceeds of the amended credit facility of $800 million, and new credit facility of $2.0 billion, to pay a portion of the purchase price for the Blue Coat acquisition. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Senior Term Facilities.

(3)
Amounts previously disclosed, related to maturities of our Senior Term Loan A-5, have been reclassified as follows: $45 million to remainder of 2017, $360 million to 2018-2019, $360 million to 2020-2021, and $990 million to thereafter.

(4)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of December 30, 2016. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

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
In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
Interest rate risk
We have considered the historical volatility of interest rates and determined that it is possible that adverse changes in interest rates related to our fixed and variable rate debt could be experienced. A reasonably possible hypothetical adverse change of 50-basis points could result in a $59 million fair value reduction of our fixed-rate borrowings as of December 30, 2016, compared to a $41 million fair value reduction as of April 1, 2016. A reasonably possible hypothetical adverse change of 50-basis points in the effective interest rate of our variable rate borrowings, could result in an incremental $19 million of pre-tax interest expense on an annualized basis.
Foreign currency exchange rate risk
We conduct business in over 35 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Our entities conduct their businesses in the primary local currency in which they operate, however, they may conduct business in other currencies. To the extent our entities hold monetary assets or liabilities, earn revenues or expend costs in currencies other than that entity’s functional currency, they will be exposed to foreign exchange gains or losses and impacts to margins as a result. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration to help mitigate foreign exchange risk, however we are not able to mitigate all of our foreign exchange risk. We have considered historical trends in exchange rates and determined that it is possible that adverse changes in exchange rates for any currency could be experienced. The effect of a hypothetical 10% devaluation of the exchange rates on our forward exchange contracts as of December 30, 2016, could result in a gain of approximately $5 million, compared to a hypothetical loss of approximately $50 million as of April 1, 2016.
We do not use derivative financial instruments for speculative trading purposes, nor do we mitigate our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (“SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risk factors associated with our business is set forth below. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 1, 2016.
Risks Related to Our Business
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
For the last few years, we have experienced a number of transitions as we have attempted to revitalize our business model, improve execution and innovate new products and services. These transitions have involved changes to management and other key personnel, shifts in our strategic direction and, more recently, changes to our corporate structure as a result of the divestiture of Veritas and the acquisition of Blue Coat. In particular, in connection with our acquisition of Blue Coat, we experienced changes to our executive team during the second and third quarters of fiscal 2017, appointing three former Blue Coat executive officers to the positions of Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President and Chief Financial Officer. Transitions of the magnitude we have experienced and are experiencing can be disruptive, and can result in the loss of institutional focus and employee morale and make the execution of business strategies more difficult. We are also focused on addressing dynamic and accelerating market trends, such as the continued decline in the PC market, the market shifts towards mobility, the continued transition towards cloud-based solutions and architectural shifts in the provision of security, all of which has made it more difficult for us to compete effectively and requires us to improve our product and service offerings. We may experience delays in the anticipated timing of activities related to our efforts to address these challenges and higher than expected or unanticipated execution costs. In addition, we are vulnerable to increased risks associated with these efforts and the broad range of geographic regions in which we and our customers and partners operate. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
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
Additionally, since Blue Coat’s business historically experienced a major product refresh cycle approximately once every five years, as hardware appliances reach end of life, we anticipate that we will experience fluctuations in demand as we enter into and exit cycles in which many of our customers refresh their install base of hardware appliance products with our latest equipment, replacing older versions of the hardware that reach the end of their useful life and are no longer supported under service contracts. Our appliances generally have an end-of-life date that is five years from the date of purchase, which we expect will extend refresh cycles for our hardware appliances over a multi-year period and reduce the impact of a product refresh cycle in any one period. However, we cannot assure you that we will not experience uneven demand for these products in any one period, causing our business and results of operations to be adversely affected.
A refresh cycle also creates an opportunity for our competitors to try to displace our existing product deployments at our customers, who may be more inclined to consider other product solutions when they otherwise have to replace our existing products that have reached the end of their useful life. The extent to which customers decide to refresh by purchasing products from our current or future competitors, as opposed to purchasing our new products, may significantly impact our current period product revenues, as well as future service revenue.
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
Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. Additionally, we must continually address the challenges of dynamic and accelerating market trends, such as the emergence of advanced persistent threats in the security space, the continued decline in the PC market and the market shift towards mobility and the increasing transition towards cloud-based solutions, all of which have made it more difficult for us to compete effectively. For example, we have been increasingly investing in solutions that address the cloud security market, particularly our acquisition of Blue Coat, but we cannot be certain that the cloud security market will develop at a rate or in the manner we expect or that we will be able to compete successfully with more established competitors in the cloud security market. Customers may require features and capabilities that our current solutions do not have. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions and may adversely impact our operating results. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

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
Fluctuations in our quarterly financial results have affected the trading price of our outstanding securities in the past and could affect the trading price of outstanding securities in the future.
Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet our expectations or the expectations of securities analysts and investors, the trading price of our outstanding securities could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.
Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Fluctuations in demand for any of our products and services;

•	Entry of new competition into our markets;

•	Competitive pricing pressure for one or more of our classes of products;

•	Our ability to timely complete the release of new or enhanced versions of our products;

•	How well we execute our strategy and operating plans and the impact of changes in our business operations or business model that could result in significant restructuring charges;

•	The impact of future acquisitions;

•	Fluctuations in foreign currency exchange rates;

•	The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomware and other malicious threats);

•	Our resellers making a substantial portion of their purchases near the end of each quarter;

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter;

•	Our sales cycle, which may lengthen as the complexity of products and competition in our markets increases;

•	The timing of and rate and discounts at which customers replace older versions of the hardware that reach end of life;

•	Cancellation, deferral, or limitation of orders by customers;

•	Changes in the mix or type of products sold;

•	Movements in interest rates;

•	The rate of adoption of new product technologies and new releases of operating systems;

•	Changes in accounting rules;

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
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
Our business models present execution and competitive risks.
In recent years, our SaaS offerings have become increasingly critical in our business. Our competitors are rapidly developing and deploying SaaS offerings for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are making significant investments in, and devoting significant resources to develop and deploy, our own SaaS strategies, including our acquisition of Blue Coat in August 2016. We cannot assure you that our investments in and development of SaaS offerings will achieve the expected returns for us or that we will be able to compete successfully in the marketplace. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support SaaS offerings. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this business model depends on our execution in a number of areas, including:

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
Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. We or our competitors may bundle products for promotional purposes or as a long-term go-to-market or pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease. The increase in open source software distribution may also cause us to change our pricing models.
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
We collect, use, store or disclose (collectively, “Process”) an increasingly large amount of personal information, including from employees and customers, in connection with the operation of our business. We expect the volume, variety and velocity of the personal information we Process to increase significantly as a result of our expected acquisition of LifeLock, as its identity and fraud protection offerings rely on large data repositories of personal information and consumer transactions. The personal information we Process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Changes to applicable privacy or data security laws could impact how we Process personal information, and therefore limit the effectiveness of our products, services or features, or our ability to develop new products, services or features.
We have grown, and may continue to grow, through acquisitions, which gives rise to risks and challenges that could adversely affect our future financial results.
We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. We completed the acquisition of Blue Coat in the second quarter of fiscal 2017 and in November 2016, we announced our proposed acquisition of LifeLock. Acquisitions, including these recent or expected acquisitions, can involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies;

•	Diversion of management time and attention;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of liabilities of the acquired business, including litigation related to the acquired business;

•	The addition of acquisition-related debt as well as increased expenses and working capital requirements;

•	Dilution of stock ownership of existing stockholders;

•	Additional costs associated with regulatory compliance; and

•
Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects. To integrate acquired businesses, we must integrate and manage the personnel and technology systems of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Moreover, to be successful, some acquisitions, particularly acquisitions of large, complex companies, such as Blue Coat, depend on large-scale product, technology and sales force integrations that are difficult to complete on a timely basis or at all, and may be more susceptible to the special risks and challenges described above.
Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from our acquired businesses or to realize other anticipated benefits of acquisitions, such as operating efficiencies or other cost savings as a result of anticipated acquisition synergies.
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
While we continue to focus on managing our costs and expenses, over the long term, we also intend to invest significantly in research and development activities as we focus on organic growth through internal innovation in each of our business segments. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, and that the level of these investments will increase in future periods as the Blue Coat acquisition has expanded our focus areas. We recognize the costs associated with these research and development investments earlier than the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
Furthermore, our business administration, human resources and finance services depend on the proper functioning of our computer, telecommunication and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner, including the operation of our global civilian cyber intelligence threat network.
Any errors, defects, disruptions or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products and services, including the operation of our global civilian cyber intelligence threat network, could impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

We may experience difficulties in realizing the expected benefits of the acquisition of Blue Coat and, if completed, LifeLock and may continue to incur significant acquisition-related costs and transition costs in connection with these completed or proposed acquisitions.
We completed the Blue Coat acquisition on August 1, 2016. The integration is expected to result in substantial financial costs and require the investment of personnel time and attention and other resources. Similarly, if we complete our proposed acquisition of LifeLock, we expect to invest significant resources to integrate our two companies. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining the respective companies with Symantec in an efficient and effective manner. We may never realize these business opportunities and growth prospects. We may incur additional costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.
Additionally, we may encounter difficulties surrounding the integration of these companies following acquisition, which could delay or prevent our achievement of the expected benefits from the respective acquisition. Moreover, risks specific to the acquired businesses could also delay or prevent our achievement of the expected benefits from the respective acquisition. For example, since LifeLock’s identity and fraud protection products depend extensively upon continued access to and receipt of credible, timely and complete data from external sources, including data received from customers, vendors who are also competitors and fulfillment partners, the value we derive from the LifeLock acquisition, our competitive position and our business, results of operations, and financial condition could be harmed as a result of our loss of access to data sources or reliance on sources that prove to be ineffective or inaccurate.
As a result of our acquisition of LifeLock, our Consumer Security segment will be subject to increased regulation, which could impede our ability to market and provide our services or adversely affect our business, financial position and results of operations.
While our business is currently subject to various laws and regulations, including regulation by various governmental agencies, as a result of our acquisition of LifeLock, a portion of our Consumer Security segment will be subject to increased regulation, including a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (“FTC Act”), and comparable state laws that are patterned after the FTC Act. Moreover, LifeLock entered into consent decrees and similar arrangements with the Federal Trade Commission (the “FTC”) and 35 states’ attorneys general in 2010, and a settlement with the FTC in 2015 relating to allegations that certain of LifeLock’s advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on LifeLock including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” LifeLock’s identity theft protection services, and will apply to a portion of our Consumer Security segment. In addition, ID Analytics is considered a “data broker” in the area of “risk mitigation” services and the FTC has advocated for the U.S. Congress to pass additional legislation governing the business practices of different categories of data brokers and for data brokers themselves to adjust certain practices. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
Additionally, following our LifeLock acquisition, aspects of our Consumer Security segment will be subject to the broad regulatory, supervisory, and enforcement powers of the Consumer Financial Protection Bureau (“CFPB”) and may exercise authority with respect to our services, or the marketing and servicing of those services, by overseeing our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services. For example, we believe that the CFPB has commenced review of certain of our financial institution customers and vendors, including their offering of some or all fee-based products. These or other actions by the CFPB could cause our credit agency customers and suppliers and financial institution customers to limit or change their business activities or condition their engagement with us on us changing our own practices, which could have a material adverse effect on our operating results. It is not certain whether the CFPB has, or will seek to exercise, supervisory or other authority directly over us or our services. Supervision and regulation of us or our enterprise customers by the CFPB could have a material adverse impact on our business and operating results, including the costs to make changes that may be required by us, our enterprise customers, or our strategic partners, and the costs of responding to examinations by the CFPB. In addition, the costs of responding to or defending against any enforcement action that may be brought by the CFPB, and any liability that we may incur, may have a material adverse impact on our business, results of operations, and financial condition. In the future, the CFPB may choose to enact new rules or amend currently existing rules which could further extend the scope of its jurisdiction with respect to our business activities or those of our customers and suppliers.
We may not achieve the intended benefits of the divestiture of Veritas.
On January 29, 2016, we completed the divestiture of Veritas. We may not realize some or all of the anticipated benefits from the transaction. The resource constraints as a result of our prior focus on completing the transaction, which included the loss of employees, could have a continuing impact on the execution of our business strategy and our overall operating results.

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
We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We have expanded through our acquisition of Blue Coat and expect further expansion of our international operations, but such expansion is contingent upon our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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
If we fail to accurately predict our manufacturing requirements and manage our supply chain we could incur additional costs or experience manufacturing delays that could harm our business.
We generally provide forecasts of our requirements to our supply chain partners on a rolling basis. If our forecast exceeds our actual requirements, a supply chain partner may assess additional charges or we may have liability for excess inventory, each of which could negatively affect our gross margin. If our forecast is less than our actual requirements, the applicable supply chain partner may have insufficient time or components to produce or fulfill our product requirements, which could delay or interrupt manufacturing of our products or fulfillment of orders for our products, and result in delays in shipments, customer dissatisfaction, and deferral or loss of revenue. Further, we may be required to purchase sufficient inventory to satisfy our future needs in situations where a component or product is being discontinued. If we fail to accurately predict our requirements, we may be unable to fulfill those orders or we may be required to record charges for excess inventory. Any of the foregoing could adversely affect our business, financial condition or results of operations.
We are dependent on original design manufacturers, contract manufacturers and third-party logistics providers to design and manufacture our hardware-based products and to fulfill orders for our hardware-based products.
We depend primarily on original design manufacturers (each of which is a third-party original design manufacturer for numerous companies) to co-design and co-develop the hardware platforms for our products. We also depend on independent contract manufacturers (each of which is a third-party contract manufacturer for numerous companies) to manufacture and fulfill our hardware-based products. These supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. In addition, certain of our products or key components of our products are currently manufactured by a single third-party supplier. There are alternative suppliers that could provide components, as our agreements do not provide for exclusivity or minimum purchase quantities, but the transition and qualification from one supplier to another could be lengthy, costly and difficult. Also, from time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed, and our business and results of operations could be adversely affected if we fail to effectively manage our supply chain partner relationships; if one or more of our original design manufacturers does not meet our development schedules; if one or more of our independent contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; if one or more of our third-party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or if we are required to add or replace original design manufacturers, independent contract manufacturers, third-party logistics providers or fulfillment sites.
In addition, these supply chain partners have access to certain of our critical confidential information and could wrongly disclose or misuse such information or be subject to a breach or other compromise that introduces a vulnerability or other defect in the products manufactured by our supply chain partners. While we take precautions to ensure that hardware manufactured by our independent contractors is reviewed, any espionage acts, malware attacks, theft of confidential information or other malicious cyber incidents perpetrated either directly or indirectly through our independent contractors, may compromise our system infrastructure, expose us to litigation and associated expenses and lead to reputational harm that could result in a material adverse effect on our financial condition and operating results. In addition, we are subject to risks resulting from the perception that certain jurisdictions, including China, do not comply with internationally recognized rights of freedom of expression and privacy and may permit labor practices that are deemed unacceptable under evolving standards of social responsibility. If manufacturing or logistics in these foreign countries is disrupted for any reason, including natural disasters, IT system failures, military or government actions or economic, business, labor, environmental, public health, or political issues, or if the purchase or sale of products from such foreign countries is prohibited or disfavored, our business, financial condition and results of operations could be adversely affected.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 includes disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries (“DRC”) and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. SEC rules implementing these requirements and other international standards, such as the Organization for Economic Co-Operation and Development Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High Risk Areas may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our products. We may also face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.
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
We have initiated and been named as a party to lawsuits, including patent litigation, class actions and governmental claims and we may be named in additional litigation. The expense of initiating and defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.
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
An adverse macroeconomic environment could subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products and services. Our outstanding accounts receivables are generally not secured. In addition, our standard terms and conditions permit payment within a specified number of days following the receipt of our product. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers. Further, while no customer accounted for more than 10% of our total net revenues in any of fiscal 2016, 2015 and 2014, one distributor accounted for 10% of our gross accounts receivable as of April 1, 2016. The loss of this or other large customers could have a negative impact on our business. While we have procedures to monitor and limit exposure to credit risk on our receivables and have not suffered any material losses to date, there can be no assurance such procedures will continue to effectively limit our credit risk and avoid future losses.
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
As a result of the sale of our 4.20% Senior Notes (“4.20% notes due 2020”) in September 2010, our 2.75% Senior Notes (“2.75 notes due 2017”) and 3.95% Senior Notes (“3.95% notes due 2022”) in June 2012, our 2.50% Convertible Senior Notes (“2.50% senior convertible notes due 2021”) in March 2016 and our 2.0% Convertible Senior Notes (“2.0% senior convertible notes due 2021”) in August 2016, we have notes outstanding in an aggregate principal amount of $3.5 billion that mature at specific dates in calendar years 2017, 2020, 2021 and 2022. In addition, we have senior credit facilities with an aggregate capacity of $4.8 billion. These senior credit facilities are comprised of a $1.0 billion currently undrawn revolver credit facility as well as an aggregate amount of $3.8 billion of pre-payable term loans comprised of a $1.0 billion Senior Term Loan A-1, an $800 million Senior Term Loan A-2, a $1.8 billion amortizing Senior Term Loan A-5 and a $200 million Senior Term Loan A-3 (collectively, the “credit facilities”). From time to time in the future, we may also incur indebtedness in addition to the amount available under our revolving credit facility. For example, we previously announced our intention to incur additional indebtedness to finance a portion of the approximately $2.3 billion aggregate purchase price for our acquisition of LifeLock. The maintenance of our debt levels could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.
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
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our products and offerings and harm our reputation as a company. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services, including the operation of our global civilian cyber intelligence threat network. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products and offerings, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Furthermore, our employees or contractors may, either intentionally or unintentionally, subject us to information security risks and incidents. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents.
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
If we are unable to adequately address increased customer demands through our technical support services, our relationships with our customers and our financial results may be adversely affected.
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
Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance and other personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, and we face difficulties in attracting, retaining and motivating employees as a result. In connection with the acquisition of Blue Coat, we experienced management turnover and this may lead to employee attrition and related difficulties and these difficulties may continue or increase with our proposed acquisition of LifeLock. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the incidence of this increased in recent periods due to the transitions we have experienced over the last few years including the divestiture of Veritas. For example, in connection with the Blue Coat acquisition, we appointed their Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer to those positions in our company in fiscal 2017. While we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results. These risks may be exacerbated by the uncertainty associated with the transitions we have experienced over the last few years.
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

•
Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including possible corporate tax reform in the U.S., actions resulting from the Organization for Economic Cooperation and

•	Development’s base erosion and profit shifting project, proposed actions by international bodies, as well as the requirements of certain tax rulings;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place; and

•	Taxes arising in connection with the recent divestiture of Veritas.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our equity securities
On November 20, 2016, our Board approved an increase of $510 million in authorized share repurchases to a total of $1.3 billion. As a part of the increase to the authorized share repurchase amount, the Board authorized us to pursue an ASR up to $500 million. We expect to execute the ASR on or prior to March 31, 2017. Our share repurchase authorization does not have an expiration date.
Share repurchase activity during the three months ended December 30, 2016, are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In millions, except per share data)
October 1, 2016 to October 28, 2016	—	$—	—	$790
October 29, 2016 to November 25, 2016	6.5	$20.44	6.5	$1,300
November 26, 2016 to December 30, 2016	—	$—	—	$1,300
Total number of shares repurchased	6.5

(1)
Represents shares related to our ASR agreement. In March 2016, we entered into an ASR agreement with financial institutions to repurchase an aggregate of $1.0 billion of our common stock. During the fourth quarter of fiscal 2016, we made an upfront payment of $1.0 billion to the financial institutions pursuant to the ASR agreement, and received and retired an initial delivery of 42.4 million shares of our common stock. In November 2016, we completed the repurchase and received an additional 6.5 million shares of our common stock. The total shares received and retired under the terms of the ASR agreement were 48.9 million, with an average price paid per share of $20.44.

Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Gregory S. Clark
Gregory S. Clark Chief Executive Officer and Director

By:	/s/ Nicholas R. Noviello
Nicholas R. Noviello Executive Vice President and Chief Financial Officer

February 3, 2017

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01*	Agreement and Plan of Merger, dated as of November 20, 2016, by and among Symantec Corporation, L1116 Merger Sub, Inc. and LifeLock, Inc.* (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by LifeLock with the SEC on November 21, 2016).	8-K	001-35671	2.01	11/21/2016
2.02	Form of Support Agreement.	8-K	000-17781	2.02	11/21/2016
4.01
Assignment and Assumption, dated October 3, 2016, to the Term Loan Agreement dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.
						X
4.02
First Amendment, dated December 12, 2016, to the Term Loan Agreement, dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.
						X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
4.03
First Amendment, dated December 12, 2016, to the Credit Agreement, effective as of August 1, 2016, among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.
X
10.01	Employment Offer letter, dated as of June 12, 2016, by and between Nicholas Noviello and Symantec Corporation.	8-K	000-17781	10.01	11/04/2016
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Symantec Corporation agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.