Form 10-K/A
period 2017-03-31
SYMANTEC CORP
filed 2017-07-25
CIK 849399

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of the registrant’s common stock as of June 30, 2017: 610,990,648

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 31, 2017

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 31, 2017, which we filed with the Securities and Exchange Commission (“SEC”) on May 19, 2017 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 19, 2017.

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

The key attributes, experience and skills we consider important for our directors in light of our current business and structure are:

•

Industry and Technology Expertise. As a cybersecurity company, understanding new technologies and emerging industry trends or having experience in security and related technologies is useful in understanding our business and the market segments in which we compete, our research and development efforts, competing technologies, the various products and services that we develop and evolving customer requirements.

•

Global Expertise. We are a global organization with employees, offices and customers in many countries. Directors with global operating expertise can provide a useful business and cultural perspective regarding many significant aspects of our business.

•

Leadership Experience. Directors who have served in a senior leadership position, as a general manager of a business or as the functional leader of a global sales, marketing or product development organization, are important to us because they bring experience and perspective in analyzing, shaping, and overseeing the execution of important strategic, operational and policy issues at a senior level.

•

Public Company Board Experience. Directors who have served on other public company boards can offer advice and insights with regard to the dynamics and operation of a board of directors; the relations of a board to the company’s chief executive officer and other senior management personnel and the importance of public-company corporate governance, including oversight matters, strategic decisions and operational and compliance-related matters.

•

Business Combinations and Partnerships Experience. Directors who have a background in mergers and acquisitions and strategic partnership transactions can provide insight into developing and implementing strategies for growing our business through combinations and/or partnerships with other organizations.

•

Financial Expertise. Knowledge of financial markets, financing operations and accounting and financial reporting processes is important because it assists our directors in understanding, advising and overseeing Symantec’s capital structure, financing and investing activities, financial reporting and internal control of such activities.

•

Diversity. In addition to a diverse portfolio of professional background, experiences, knowledge and skills, the composition of our Board should reflect the benefits of diversity as to gender, race and ethnic background.

In addition to the brief biographical descriptions set forth under “Our Board of Directors” below, we include under “Director Qualifications” the key individual attributes, experience and skills of each of our directors that led to the conclusion that each director should serve as a member of the Board at this time.

Our Board of Directors

Our Board currently consists of eleven directors, each of whom our Board currently expects to nominate for election at our 2017 Annual Meeting of Stockholders, including ten independent directors and our Chief Executive Officer. Each director is elected to serve a one-year term, with all directors subject to annual election. These directors are identified below, along with their ages at June 30, 2017 and other information.

Name	Age	Principal Occupation	Director Since
Gregory S. Clark	52	Chief Executive Officer	2016
Frank E. Dangeard	59	Managing Partner, Harcourt	2007
Kenneth Y. Hao	48	Managing Partner and Managing Director, Silver Lake Partners	2016
David W. Humphrey	40	Managing Director, Bain Capital	2016
Geraldine B. Laybourne	70	Chairman of the Board, Katapult Studio	2008
David L. Mahoney	63	Director	2003
Robert S. Miller	75	President and Chief Executive Officer, International Automotive Components Group	1994
Anita M. Sands	41	Director	2013
Daniel H. Schulman	59	President and Chief Executive Officer, PayPal Holdings, Inc.	2000
V. Paul Unruh	68	Director	2005
Suzanne M. Vautrinot	57	President, Kilovolt Consulting Inc.	2013

Mr. Clark has served as our Chief Executive Officer and a member of our Board since August 2016. Prior to joining Symantec, he served as the Chief Executive Officer of Blue Coat and as a member of Blue Coat’s board of directors from September 2011 to August 2016, when we acquired that company. From 2008 to August 2011, Mr. Clark was the President and Chief Executive Officer of Mincom, a global software and service provider to asset-intensive industries. Before joining Mincom, he was a Founder and served as President and Chief Executive Officer of E2open, a provider of cloud-based supply chain software, from 2001 until 2008. Earlier in his career, Mr. Clark founded a security software firm, Dascom, which was acquired by IBM in 1999. He served as a distinguished engineer and Vice President of IBM’s Tivoli Systems, a division providing security and management products, from 1999 until 2001. Mr. Clark holds a Bachelor’s degree from Griffith University.

Director Qualifications:

•	Industry and Technology Experience – Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat and former President and Chief Executive Officer of Mincom.

•	Global Experience – Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat and former President and Chief Executive Officer of Mincom.

•

Leadership Experience – Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat; former President and Chief Executive Officer of Mincom and Founder, President and Chief Executive Officer of E2open.

•

Business Combinations and Partnerships Experience – Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat; former President and Chief Executive Officer of Mincom and Founder, President and Chief Executive Officer of E2open.

•

Financial Experiences – Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat; former President and Chief Executive Officer of Mincom and Founder, President and Chief Executive Officer of E2open.

Mr. Dangeard has served as a member of our Board since January 2007. He has been the Managing Partner of Harcourt, an advisory firm, since March 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson, a provider of digital video technologies, solutions and services, from September 2004 to February 2008. From September 2002 to September 2004, he was Deputy Chief Executive Officer of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and served as its Vice Chairman in 2000. Prior to joining Thomson, he was Managing Director of SG Warburg & Co. Ltd. from 1989 to 1997 in London, Paris and Madrid and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell, in New York and London. He serves on the boards of RPX Corporation and Royal Bank of Scotland Group PLC (“RBS Group”), and on a number of advisory boards. Mr. Dangeard has previously served as a director of a variety of companies, including Crédit Agricole CIB, Eutelsat, Home Credit, SonaeCom, Thomson, Electricité de France and Telenor. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and holds an LLM degree from Harvard Law School.

Director Qualifications:

•

Industry and Technology Experience – Former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor; former member of the boards of directors of Eutelsat and SonaeCom and member of the board of directors of RPX Corporation.

•

Global Experience – Member of the board of directors of RBS Group (the United Kingdom); former Chairman and Chief Executive Officer of Thomson (France); former Deputy Chief Executive Officer of France Telecom (France); former Deputy Chairman of Telenor (Norway) and former member of the boards of directors of Crédit Agricole CIB (France), Eutelsat (France), Home Credit (Czech Republic), Electricité de France (France) and SonaeCom (Portugal).

•

Leadership Experience – Managing Partner of Harcourt; former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor and former Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd.

•

Public Company Board Experience – Current member of the board of directors of RPX Corporation and of RBS Group; former Deputy Chairman of Telenor and former member of the boards of directors of Eutelsat, Electricité de France, Thomson, and SonaeCom.

•

Business Combinations and Partnerships Experience – Former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor; former Chairman of SG Warburg France and former lawyer at Sullivan & Cromwell LLP.

•

Financial Experiences – Former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Chairman of the Audit Committee of Electricité de France and former Deputy Chairman of Telenor.

Mr. Hao has served as a member of our Board since March 2016. Mr. Hao joined Silver Lake Partners in 2000 and currently serves Silver Lake as a Managing Partner and Managing Director. Mr. Hao also serves on the boards of directors of Broadcom Limited and SMART Global Holdings, Inc., as well as on the board of directors of a number of private companies in Silver Lake’s portfolio. Prior to joining Silver Lake, he was an investment banker with Hambrecht & Quist, where he served as a Managing Director in the Technology Investment Banking group. He also serves on the Executive Council for UCSF Health. Mr. Hao graduated from Harvard University with a Bachelor’s degree in economics.

Director Qualifications:

•

Industry and Technology Experience – over 25 years of technology investment experience; member of the boards of directors of Broadcom Limited, SMART Global Holdings, Inc, and a number of private technology companies.

•	Global Experience – Extensive experience investing in large global businesses and established Silver Lake’s Asia business.

•	Leadership Experience – Managing Partner and Managing Director of Silver Lake and member of the boards of directors of Broadcom Limited and SMART Global Holdings, Inc.

•	Public Company Board Experience – Current member of the boards of directors of Broadcom Limited and SMART Global Holdings, Inc.

•	Business Combinations and Partnerships Experience – Managing Partner and Managing Director of Silver Lake Partners and former investment banker with Hambrecht & Quist.

•	Financial Experiences – over 25 years of investment experience in complex transactions.

Mr. Humphrey has served as a member of our Board since August 2016 when he joined in connection with Bain Capital’s investment in Symantec, prior to which he served on Blue Coat’s board of directors since May 2015. He is a Managing Director of Bain Capital, a private equity firm, where he co-leads the firm’s investing efforts in technology, media and telecom investments and where he has worked since 2001. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. He serves on the boards of directors of BMC Software and Genpact Ltd. and on the board of directors of a number of private companies in Bain Capital’s portfolio. Mr. Humphrey previously served on the boards of directors of Bright Horizons Family Solutions, Inc. Burlington Coat Factory Warehouse Corporation, Skillsoft PLC and Bloomin’ Brands, Inc. He received a Master of Business Administration degree from Harvard Business School and a Bachelor’s degree from Harvard University.

Director Qualifications:

•

Industry and Technology Experience – Former member of the board of directors of Blue Coat; Managing Director of Bain Capital; and member of the boards of directors of BMC Software, Inc., Viewpoint Construction Software, Navicure, Inc. and Genpact Ltd.

•	Global Experience – Extensive experience investing in large global businesses.

•

Leadership Experience – Managing Director of Bain Capital and leader of its technology, media and telecom vertical; and member of the boards of directors of BMC Software, Inc. Viewpoint Construction Software, Navicure, Inc. and Genpact Ltd.

•

Public Company Board Experience – Current member of the board of directors of BMC Software and Genpact Ltd. and former member of the boards of directors of Bright Horizons Family Solutions, Inc. Burlington Coat Factory Warehouse Corporation, Skillsoft PLC and Bloomin’ Brands, Inc.

•	Business Combinations and Partnerships Experience – Managing Director of Bain Capital and former investment banker with Lehman Brothers.

•	Financial Experiences – Managing Director of Bain Capital and former investment banker with Lehman Brothers.

Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of the Board of Katapult Studio (formerly Kandu), a children’s software company, since May 2013, and was acting Chief Executive Officer from October 2014 to May 2015. Ms. Laybourne was the Chairman of the Board of Defy Media, LLC, a media company, from November 2010 to April 2015. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007, when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, she was President of Disney/ABC Cable Networks where she managed cable programming for the Walt Disney Company and ABC. Ms. Laybourne is also currently a member of the board of directors of four private companies, serves on the Board of Trustees for Vassar College, and is a former member of the board of directors of J.C. Penney, Electronic Arts and Move, Inc. She earned a Bachelor’s degree in art history from Vassar College and a Master of Science degree in elementary education from the University of Pennsylvania.

Director Qualifications:

•

Leadership Experience – Chairman of Katapult Studio; Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC; former President of Disney/ABC Cable Networks; former President of Nickelodeon and former Vice Chairman of MTV Networks.

•	Public Company Board Experience – Former board member of J.C. Penney Company, Electronic Arts Inc. and Move, Inc.

•	Business Combinations and Partnerships Experience – Founder, former Chairman and Chief Executive Officer of Oxygen Media LLC until it was acquired by NBC Universal.

Mr. Mahoney has served as a member of our Board since April 2003. He previously served as co-Chief Executive Officer of McKesson HBOC, Inc., a healthcare services company, and as Chief Executive Officer of iMcKesson LLC, also a healthcare services company, from July 1999 to February 2001. Mr. Mahoney is a member of the boards of directors of Adamas Pharmaceuticals, Inc. Corcept Therapeutics Incorporated and two non-profit organizations, a member of the board of trustees of Mount Holyoke College, as well as a trustee of the Schwab/Laudus fund family. He has previously served as a director of a variety of companies, including Tercica Inc. Mr. Mahoney has a Bachelor’s degree from Princeton University and a Master of Business Administration degree from Harvard Business School.

Director Qualifications:

•

Industry and Technology Experience – Former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Leadership Experience – Former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Public Company Board Experience – Current member of the board of directors of Corcept Therapeutics Incorporated; Lead Independent Director at Adamas Pharmaceuticals, Inc. and former member of the board of directors of Tercica, Inc.

•

Business Combinations and Partnerships Experience – Former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Financial Experiences – Former roles at McKesson HBOC; serves on the Audit Committees of Adamas Pharmaceuticals, Inc. and Corcept Therapeutics Incorporated (former Chair of the Audit Committee) and the Investment Committee of the Schwab/Laudus fund family; and served on the Audit Committees of Tercica Inc. and Symantec.

Mr. Miller has served as a member of our Board since September 1994. He is President and Chief Executive Officer of International Automotive Components (IAC) Group, a global supplier of automotive components and systems. Mr. Miller is also the Chairman of the Board of MidOcean Partners, a private equity firm specializing in leveraged buyouts, recapitalizations and growth capital investments in middle-market companies. He served as Chairman of the Board of American International Group (AIG), an insurance and financial services organization, from July 2010 to June 2015. Mr. Miller served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, from February 2012 to February 2013. He served as Executive Chairman of Delphi Corporation, an auto parts supplier, from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, he was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012. He is also a member of the boards of directors of Dow Chemical and two private companies in addition to IAC Group and MidOcean Partners. In addition to his executive roles, Mr. Miller has previously served as a director of a variety of companies, including AIG, UAL Corporation, WL Ross Holding Corp., Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc. He earned a degree in economics from Stanford University, a law degree from Harvard Law School and a Master of Business Administration, majoring in finance from Stanford Business School.

Director Qualifications:

•

Global Experience – President and Chief Executive Officer of IAC Group; former Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chief Executive Officer of Delphi Corporation and former Vice Chairman of Chrysler Corporation.

•

Leadership Experience – President and Chief Executive Officer of IAC Group; Chairman of Mid Ocean Partners; former Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chairman and Chief Executive Officer of Delphi Corporation; former Chairman and Chief Executive Officer of Federal Mogul Corporationand former Chairman and Chief Executive Officer of Bethlehem Steel Corporation.

•

Public Company Board Experience – Current member of the board of directors of Dow Chemical and served on the boards of directors of AIG, UAL Corporation, WL Ross Holding Corp., Reynolds American, Inc., U.S. Bancorp and Waste Management, Inc.

•

Business Combinations and Partnerships Experience – President and Chief Executive Officer of IAC Group; former Chief Executive Officer of Hawker Beechcraft, Inc., Delphi Corporation and Federal Mogul Corporation and former Vice Chairman of Chrysler Corporation.

•

Financial Experiences – Former Chief Financial Officer of Chrysler Corporation and served on the Audit Committees of AIG, UAL Corporation, Reynolds American, Waste Management, U.S. Bancorp, Federal Mogul Corporation and Pope & Talbot.

Ms. Sands has served as a member of our Board since October 2013. She served as Group Managing Director, Head of Change Leadership and a member of the Wealth Management Americas Executive Committee of UBS Financial Services, a global financial services firm, from April 2012 to September 2013. Ms. Sands was Group Managing Director and Chief Operating Officer of Wealth Management Americas at UBS Financial Services from April 2010 to April 2012. Prior to that, she was a Transformation Consultant at UBS Financial Services from October 2009 to April 2010. Prior to joining UBS Financial Services, Ms. Sands was Managing Director, Head of Transformation Management at Citigroup’s Global Operations and Technology organization. She also held several leadership positions with RBC Financial Group and CIBC. Ms. Sands is on the boards of directors of ServiceNow, Inc. and Pure Storage, Inc. She received a Bachelor’s degree in physics and applied mathematics from The Queen’s University of Belfast, Northern Ireland, a Doctorate in atomic and molecular physics from The Queen’s University of Belfast, Northern Ireland and a Master of Science degree in public policy and management from Carnegie Mellon University.

Director Qualifications:

•	Industry and Technology Experience – Former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

•	Global Experience – Former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

•	Leadership Experience – Former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

•	Public Company Board Experience – Current member of the boards of directors of ServiceNow, Inc. and Pure Storage, Inc.

•	Financial Experiences – Former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

Mr. Schulman has served as a member of our Board since March 2000. He has served as President and then Chief Executive Officer of PayPal Holdings, Inc., an online payment system company, since September 2014. Previously, Mr. Schulman served as Group President, Enterprise Group of American Express, a financial services company, from August 2010 to September 2014. He was President, Prepaid Group of Sprint Nextel Corporation, a cellular phone service provider, from November 2009 until August 2010. Mr. Schulman served as Chief Executive Officer of Virgin Mobile USA, a cellular phone service provider, from September 2001 to November 2009, when Sprint Nextel acquired that company. He also served as a member of the board of directors of Virgin Mobile USA from October 2001 to November 2009. Mr. Schulman is a member of the boards of directors of PayPal Holdings, Inc., Flextronics International Ltd. and a non-profit organization. He received a Bachelor’s degree in economics from Middlebury College and a Master of Business Administration degree, majoring in Finance, from New York University.

Director Qualifications:

•

Industry and Technology Experience – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•	Global Experience – President and Chief Executive Officer of PayPal and former Group President of American Express.

•

Leadership Experience – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express; former President, Prepaid Group of Sprint Nextel Corporation; former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•	Public Company Board Experience – Member of the boards of directors of PayPal Holdings, Inc. and Flextronics International Ltd. and former member of the board of directors of Virgin Mobile USA.

•	Business Combinations and Partnerships Experience – President and Chief Executive Officer of PayPal and former Chief Executive Officer of Virgin Mobile USA.

•

Financial Experiences – President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express; former President, Prepaid Group of Sprint Nextel Corporation; former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

Mr. Unruh has served as a member of our Board since July 2005 following the acquisition of Veritas. He had served on Veritas’ board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in June 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the boards of directors of Heidrick & Struggles International, Inc., Aconex Ltd., which is traded on the Australian Stock Exchange, and a private company. Mr. Unruh is a Certified Public Accountant.

Director Qualifications:

•

Global Experience – Former Vice Chairman of and held various executive positions at Bechtel Group, Inc.; former President of Bechtel Enterprises and member of the board of directors of Aconex Ltd. (Australia).

•	Leadership Experience – Former Vice Chairman of and held various executive positions at Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience – Member of the board of directors of Heidrick & Struggles International Inc.; former member of the boards of directors of Move, Inc. and URS Corporation

•	Business Combinations and Partnerships Experience – Former board member of Veritas Corporation, Move, Inc. and URS Corporation.

•

Financial Experiences – Certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; serves on the Audit Committee of Heidrick & Struggles International, Inc. and served on the Audit Committee of Move, Inc.

Ms. Vautrinot has served as a member of our Board since October 2013. She has been President of Kilovolt Consulting Inc., an advisory firm, since October 2013. Ms. Vautrinot retired from the United States Air Force in October 2013 after over 30 years of service. During her career with the United States Air Force, she served in a number of leadership positions including Major General and Commander, 24th Air Force/Network Operations from April 2011 to October 2013; Special Assistant to the Vice Chief of Staff from December 2010 to April 2011; Director of Plans and Policy, U.S. Cyber Command from May 2010 to December 2010 and Deputy Commander, Network Warfare, U.S. Strategic Command, from June 2008 and May 2010. Ms. Vautrinot is a member of the board of directors of Ecolab, Inc., Wells Fargo & Company and a private company. She received a Bachelor of Science degree from the U.S. Air Force Academy, a Master of Systems Management degree from University of Southern California, and completed Air Command and Staff College as well as Air War College. Ms. Vautrinot was a National Security Fellow at the John F. Kennedy School of Government at Harvard University. In 2017 she was inducted into the National Academy of Engineering.

Director Qualifications:

•	Industry and Technology Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Global Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Leadership Experience – Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Public Company Board Experience – Member of the boards of directors of Ecolab, Inc. and Wells Fargo & Company.

•	Financial Experiences – Serves on the Audit Committees of Ecolab, Inc. and Wells Fargo & Company.

Summary of Director Qualifications and Experience

	Clark	Dangeard	Hao	Humphrey	Laybourne	Mahoney	Miller	Sands	Schulman	Unruh	Vautrinot
Industry and Technology Expertise	✓	✓	✓	✓		✓		✓	✓	✓	✓
Global Expertise	✓	✓	✓	✓			✓	✓	✓	✓	✓
Leadership Experience	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Public Company Board Experience		✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Business Combinations and Partnerships Experience	✓	✓	✓	✓	✓	✓	✓		✓	✓
Financial Expertise	✓	✓	✓	✓		✓	✓	✓	✓	✓	✓
Diversity			✓		✓			✓			✓

Our Executive Officers

The names of our current executive officers, their ages as of June 30, 2017 and their positions are shown below.

Name	Age	Position
Gregory S. Clark	52	Chief Executive Officer
Amy L. Cappellanti-Wolf	52	Senior Vice President and Chief Human Resources Officer
Roxane Divol	44	Executive Vice President and General Manager, Website Security
Michael D. Fey	42	President and Chief Operating Officer
Mark S. Garfield	46	Senior Vice President and Chief Accounting Officer
Nicholas R. Noviello	48	Executive Vice President and Chief Financial Officer
Francis C. Rosch	53	Executive Vice President, Consumer Business
Scott C. Taylor	53	Executive Vice President, General Counsel and Secretary

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.

For information regarding Mr. Clark, please refer to “Our Board of Directors” above.

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

Ms. Divol has served as our Executive Vice President and General Manager, Website Security Division since February 2017. Previously, she served as our SVP and General Manager, Website Security from January 2016 to February 2017; as our SVP and General Manager, Trust Services from 2014 to January 2016; and as our SVP of Alliances from 2013 to 2014. Prior to joining Symantec, Ms. Divol served in a variety of capacities at McKinsey & Company, a global management consulting firm, from 1996 to 2013, including as partner from 2008 to 2013. She is a director at Wolverine Worldwide and sits on the board of the Global Fund for Women. Ms. Divol holds a Master of Business Administration degree from Insead and a Master’s degree from École Polytechnique in Paris.

Mr. Fey has served as our President and Chief Operating Officer since August 2016. Prior to joining Symantec, he served as the President and Chief Operating Officer of Blue Coat from December 2014 to August 2016, when we acquired that company. Prior to joining Blue Coat, Mr. Fey served in a variety of capacities at the Intel Security Group from 2012 until 2014, including as Executive Vice President, Chief Technology Officer and as General Manager of Corporate Products. Previously, he served as Senior Vice President, Advanced Technologies and Field Engineering with McAfee, a software security company, from 2007 until 2012. Mr. Fey holds a Bachelor’s degree from Embry-Riddle Aeronautical University.

Mr. Garfield has served as our Senior Vice President and Chief Accounting Officer since March 2014. Prior to joining us, he served as Senior Vice President and Chief Accounting Officer of Brightstar Corporation, a wireless distribution and services company, from February 2013 to March 2014, and as Vice President of Finance from January 2013 to February 2013. Mr. Garfield was Director of Finance at Advanced Micro Devices, a semiconductor company, from August 2010 to December 2012. From August 2001 to August 2010, he served as Audit Senior Manager and Vice Director of Ernst & Young. Mr. Garfield has a Bachelor’s degree in business economics from University of California at Santa Barbara.

Mr. Noviello has served as our Executive Vice President and Chief Financial Officer since December 2016. Prior to that, he served as our Executive Vice President and Chief Integration Officer from August 2016 to November 2016. Prior to joining Symantec, Mr. Noviello served as Blue Coat’s Chief Financial Officer from January 2016 to August 2016, when we acquired that company. Prior to joining Blue Coat, he served as Executive Vice President, Finance and Operations, and Chief Financial Officer for NetApp, a publically traded global data management and storage company, from January 2012 through January 2016. From January 2008 until January 2012, Mr. Noviello held a variety of positions of increasing seniority within the finance organization at NetApp, including Controller and Global Controller. Prior to joining NetApp, he spent eight years at Honeywell International, where he was Chief Financial Officer of two global business units, ran investor relations, and was a leader on the corporate mergers and acquisitions team. Mr. Noviello started his career at PricewaterhouseCoopers. He is a Certified Public Accountant and holds a Bachelor’s degree in business administration from Boston University and a Master’s degree in taxation from Fairleigh Dickinson University.

Mr. Rosch has served as our Executive Vice President, Consumer Business since February 2017. Prior to that, he served as our Executive Vice President, Norton Business Unit from June 2014 to February 2017, as our Senior Vice President, Mobility from February 2013 to June 2014, and as Vice President, Trust Services and SSL from August 2010 to January 2013. Prior to joining Symantec, Mr. Rosch held various leadership positions at Verisign, Inc., an Internet infrastructure services company, from August 1998 to August 2010, including most recently as Senior Vice President, Authentication Services. Prior to joining for Verisign in 1998, Mr. Rosch worked as an IT and security consultant for various consulting organizations. He has a Bachelor’s degree in industrial engineering from Lehigh University.

Mr. Taylor has served as our Executive Vice President, General Counsel and Secretary since August 2008. From February 2007 to August 2008, he served as our Vice President, Legal. Prior to joining Symantec, Mr. Taylor held various legal and administrative positions at Phoenix Technologies Ltd., a provider of core systems software, from January 2002 to February 2007, including most recently as Chief Administrative Officer, Senior Vice President and General Counsel. From May 2000 to September 2001, he was Vice President and General Counsel at Narus, Inc., a venture-backed private company that designs IP network management software. Mr. Taylor is a director of Piper Jaffray Companies, a national advisory board member of the Stanford University Center for Comparative Studies on Race and Ethnicity and serves on the board of trustees of Menlo School. He holds a Juris Doctorate from George Washington University and a Bachelor’s degree from Stanford University.

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

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal 2017.

Code of Conduct and Code of Ethics

We have adopted a code of conduct that applies to all of our Board members, officers and employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on the Investor Relations section of our website located at investor.symantec.com, by clicking on “Company Charters,” under “Corporate Governance.” Any amendments or waivers of our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

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

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis (“CD&A”) describes the material elements of Symantec’s executive compensation program for fiscal 2017. For fiscal 2017, our named executive officers, or NEOs, include the following current officers:

•	Gregory S. Clark, Chief Executive Officer (“CEO”)

•	Michael D. Fey, President and Chief Operating Officer (“COO”)

•	Nicholas R. Noviello, Executive Vice President and Chief Financial Officer (“CFO”)

•	Francis C. Rosch, Executive Vice President, Consumer Business

•	Scott C. Taylor, Executive Vice President, General Counsel and Secretary

Our NEOs also include, pursuant to applicable SEC rules, the following former executive officers:

•	Michael A. Brown, former President and CEO

•	Thomas J. Seifert, former Executive Vice President and CFO

Introduction

Fiscal 2017 was a transformative year for Symantec, defined by a strategic refocus exclusively on cybersecurity, a major operational initiative to reduce costs and complexity, and a significant realignment of our executive leadership. In January 2016 we completed the sale of our Veritas information management business (“Veritas”) to The Carlyle Group (the “Veritas Sale”). In April 2016 we initiated a CEO transition process which, in June 2016, resulted in our announced intent to acquire Blue Coat, Inc. (“Blue Coat”) and to appoint Gregory Clark (Blue Coat’s then-CEO) as our CEO, effective upon the completion of the Blue Coat acquisition. In July 2016 we announced our intent to appoint Michael Fey (Blue Coat’s then-president and COO) as our President and COO (effective upon the completion of the Blue Coat acquisition). In August 2016 we completed the Blue Coat acquisition, and Mr. Clark became our new CEO and Mr. Fey became our new President and COO. In November 2016 we announced our intent to acquire LifeLock, Inc., and we completed the acquisition in February 2017. Finally, in December 2016, Nicholas Noviello (former CFO of Blue Coat) succeeded Thomas Seifert as our Executive Vice President and CFO.

This CD&A and our executive compensation programs for fiscal 2017 reflect the significant changes to our management team and to our business described above. We made revisions to elements of executive compensation to ensure that the appropriate incentives were in place to drive strong performance through a period of significant change within our company. Specifically, we adjusted the non-GAAP (as defined below) revenue and operating income targets and payout curves under our fiscal 2017 cash incentive plans in December 2016 to reflect both the impact of the acquisitions of Blue Coat and LifeLock on our financial plan and to account for the transformational impact on our business operations of our cost and complexity reduction initiative. Similarly, the performance metrics under our fiscal 2017 PRU grants (as defined below) were also revised in March 2017 for the same reasons. Throughout this CD&A, unless otherwise indicated, the discussion of our fiscal 2017 cash incentive plan and PRUs addresses these revised metrics or payout curves, not the previously established metrics or curves, and is adjusted to exclude the related equity accounting modification charges for fiscal 2017.

Our Compensation Philosophy and Practices

The overriding principle driving our compensation programs continues to be our belief that our employees, customers, partners and stockholders all benefit when management’s compensation is tied to our current and long-term performance. The following factors demonstrate our continued commitment to pay-for-performance and to corporate governance best practices:

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

•

Performance-based Restricted Stock Units (“PRUs”); no Options. The majority of the annual, at-target equity compensation of our named executive officers is in the form of PRUs, which do not have any value unless our company achieves targeted non-GAAP operating income for fiscal 2018. We do not award any stock options to our executives.

•

Metrics correspond to Stockholder Value. Our various incentive plans use multiple, non-duplicative measures that correlate to stockholder value, such that no single metric is overly emphasized in determining payouts in a year.

•

Relevant Peer Groups. Our peer group consists primarily of businesses with a focus on software development, or software and engineering-driven companies that compete with us for talent. Our peer group companies are comparable to us in terms of complexity, global reach, revenue and market capitalization. We reevaluate our peer group on an annual basis and, when necessary, make adjustments.

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

•	Annual Say-on-Pay Vote and Stockholder Engagement. We seek stockholder feedback on our executive compensation through an annual advisory vote and ongoing stockholder engagement.

•	No Gross-ups Permitted. We do not provide for gross-ups of excise tax values under Section 4999 of the Code.

•

Limited Cash Severance. We limit any potential cash severance payments to not more than 1x our executive officers’ total target cash compensation and 2x our Chief Executive Officer’s total base salary.

•

Clawback Provisions. We have traditionally included clawback provisions in all of our executive compensation plans (providing for the return of any excess compensation received by an executive officer if our financial statements are the subject of a restatement due to error or misconduct).

•

Short-selling and Pledging Prohibited. Our executive officers are prohibited from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities and are also prohibited from pledging their Symantec stock.

•	Stockholder approval required for Repricing or Exchanges. Our equity incentive plan prohibits the repricing or exchange of equity awards without stockholder approval.

Summary of Compensation Matters During Fiscal 2017

Financial and Compensation Metrics, Performance Achievement and Incentive Plan Earnings

Fiscal 2017 was a year of major change and was marked with substantial operating improvement across the entire company. The Company’s financial results for fiscal 2017 demonstrate strong execution:

•

The Company’s Generally Accepted Accounting Principles (“GAAP”) revenue in fiscal 2017 was $4.019 billion, an increase of 12% over fiscal 2016, with fiscal 2017 Enterprise Security segment GAAP revenue up 22%, and fiscal Consumer Digital Safety segment GAAP revenue flat over fiscal 2016.

•	The Company realized over $300 million of run rate cost efficiencies and integration synergies exiting fiscal 2017, ahead of plan.

During fiscal 2017, we used two core financial operating metrics to assess company performance in our Fiscal 2017 Executive Annual Incentive Plan (the “FY17 Executive Annual Incentive Plan”) and determine incentive compensation amounts earned by our executive officers: non-GAAP operating income and non-GAAP revenue. Our Compensation Committee selected these metrics because they are closely correlated with enterprise value for companies in our industry and encourage the appropriate focus for our leadership team while driving company performance. Finally, individual performance was a factor in the potential annual incentive awards of our named executive officers under our FY17 Executive Annual Incentive Plan.

In June 2016 our Compensation Committee approved the FY17 Executive Annual Incentive Plan which is measured based on the achievement of the two core financial operating metrics noted above. The FY17 Executive Annual Incentive Plans provided our named executive officers, including Messrs. Clark, Fey and Noviello, an opportunity to receive compensation at the end of fiscal 2017 based on the Company’s achievement of the non-GAAP operating income and revenue metrics, as well as each officer’s individual performance, except for Mr. Clark whose FY17 Executive Annual Incentive Plan payout is based on Company performance only.

The performance relative to the core financial operating metrics and resulting earning levels under the FY17 Executive Annual Incentive Plan are as follows:

Fiscal 2017 Performance	Incentive Award Outcome

Our non-GAAP operating income* was 105% of the targeted performance level, and our non-GAAP revenue was 100% of the targeted performance level.	Our non-GAAP operating income* metric funded at 125.8% of target and non-GAAP revenue funded at 100% of target. The approved funding level was 111.5% of target, slightly below the formulaic payout.

*	See “Compensation Components—II. Executive Annual Incentive Plan” below for a description of non-GAAP operating income and non-GAAP revenue. See also “Compensation Components—III. Equity Incentive Awards” below for a description of fiscal 2017 PRU grants, which are eligible to be earned only if we achieve a threshold of non-GAAP operating income at the end of fiscal 2018.

Named Executive Officer Compensation

General

Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy, taking into account the factors described under “—Transitioning Blue Coat Executives” below. The following are some important elements of our named executive officers’ compensation for fiscal 2017:

•

Majority of pay at risk. For fiscal 2017, based on full target award value, approximately 96% of our current CEO’s target total direct compensation was at risk and on average approximately 93% of the target total direct compensation for our other named executive officers was at risk. Our former CEO’s compensation package did not reflect similar weighting due to the CEO transition process announced in April 2016.

•

Short-term incentive compensation linked directly to Symantec financial results. Our executive annual incentive compensation is structured to emphasize performance. Under the FY17 Executive Annual Incentive Plan, the named executive officers were eligible to receive performance-based incentive cash awards based on our company’s achievement of targeted non-GAAP operating income and non-GAAP revenue during fiscal 2017.

•

100% Equity-Based long-term incentive compensation, the majority of which is performance-based. For fiscal 2017, the long-term compensation component of our named executive officers’ compensation packages consisted entirely of long-term equity incentive awards. 70% of the value of the target equity incentive awards granted to our executive officers, excluding the Retention Grant (as defined below) to our CEO, are made in PRUs (with the remaining 30% in RSUs). Under the PRUs, the named executive officers were eligible to earn shares based on our company’s achievement of targeted non-GAAP operating income for fiscal 2018, which the Compensation Committee believed would appropriately focus the executive team on achieving our revenue growth objectives while reducing operating expenses under our commitment to realize cost savings of $580 million by the end of fiscal 2018, including cost synergies from the Blue Coat and LifeLock acquisitions.

•

Performance measures were selected based on management’s ability to impact outcomes and to reward executives for results that correlate with stockholder value. In fiscal 2017, performance metrics for the cash annual incentive plan and performance-based equity awards were operating performance metrics most critical for our business transformation, which we believe directly correlate with stockholder value appreciation.

Transitioning Blue Coat Executives

In connection with the Blue Coat acquisition, the Compensation Committee negotiated and we entered into “at will” employment agreements or offer letters with our CEO, CFO, and President and COO, confirming and documenting the terms and conditions of their employment (collectively, the “Blue Coat Executive Compensation Arrangements”). Bringing on these executive officers to lead the combined organization following the Blue Coat acquisition was a critical factor in our Board of Directors’ decision to complete the Blue Coat acquisition. As such, we believe that the terms and conditions of these employment agreements or offer letters were necessary to realize the full value we sought to obtain from the Blue Coat acquisition and to induce these individuals to forego other opportunities. In filling these executive positions, our Board of Directors and the Compensation Committee were aware that it would be necessary to recruit and retain candidates with the requisite experience and skills to manage the transition in our business in a dynamic and ever-changing industry while successfully completing the integration of the two companies and delivering the expected synergies and cost-savings therefrom. Accordingly, it recognized that it would need to develop competitive compensation packages to induce them to accept their offers of employment and be incentivized to drive the large-scale changes needed at our company. At the same time, the Compensation Committee was sensitive to the need to integrate new executive officers into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations. For more information regarding the compensation packages provided to Messrs. Clark, Fey and Noviello, see “Blue Coat Executive Compensation Arrangements” below.

“Say on Pay” Advisory Vote on Executive Compensation and Stockholder Engagement

We hold an advisory vote on executive compensation, commonly known as “Say-on-Pay,” on an annual basis. While these votes are not binding, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation programs and philosophy as disclosed in our proxy statement on an annual basis. The Compensation Committee values our stockholders’ opinions and the Board and the Compensation Committee consider the outcome of each vote when making future compensation decisions for our named executive officers. We have received approximately 96% and 97% of the votes cast on the advisory vote in favor of our executive compensation in fiscal 2015 and fiscal 2016 respectively.

In addition to the annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation matters generally. These engagement efforts take place through telephone calls, in-person meetings and correspondence with our stockholders. For example, during fiscal 2017 we engaged in discussions with approximately 30 of our stockholders representing approximately 80% of our then actively managed stockholder base (45% of our then outstanding shares).

COMPENSATION COMPONENTS

The major components of compensation for our named executive officers during fiscal 2017 were: (i) base salary, (ii) short-term cash incentive awards and (iii) long-term equity incentive awards.

I. Base Salary

The Compensation Committee reviews the named executive officers’ salaries annually as part of its overall competitive market assessment and may make adjustments based on talent, experience, performance, contribution levels, individual role, positioning relative to market and our overall salary budget. Except as described under “Named Executive Officer Compensation” above, the independent members of the Board review the CEO’s salary in executive session (i.e., without any executives present), and changes are considered in light of market pay assessments and the Board’s annual CEO performance evaluation, in each case without the participation of our CEO. In setting the base salaries for the other named executive officers, the Compensation Committee also generally considers the recommendations of the CEO based upon his annual review of their performance. For fiscal 2017, because we had instituted a CEO transition process, the Compensation Committee alone assessed Messrs. Rosch, Taylor and Seifert. Additionally, the Compensation Committee took into account the factors described under “Named Executive Officer Compensation—Transitioning Blue Coat Executives” above in recommending the base salaries for Messrs. Clark, Fey and Noviello. Although the Compensation Committee takes into account the factors and information described above during its review and determination of the base salary for each executive officer, it does not assign a specific weight to any element in the evaluation of an executive officer’s base salary. Instead, these reviews and determinations are based on the Compensation Committee’s subjective judgment taking into account all available information, including the competitive market assessment. See “Factors We Consider in Determining Our Compensation Programs” for a discussion of how the Compensation Committee performs its competitive market assessment.

The following table presents each named executive officer’s base salary for fiscal 2017 as compared to fiscal 2016. In general, the Compensation Committee deems each salary level as competitive and appropriate for the applicable position, taking into account the factors described under “Named Executive Officer Compensation—Transitioning Blue Coat Executives” above in the case of Messrs. Clark, Fey and Noviello.

Name of NEO	Fiscal 2016 Annual Salary ($)	Change in Salary	Fiscal 2017 Annual Salary($)	Description
Gregory C. Clark	n/a	n/a	1,000,000	Mr. Clark was hired as Chief Executive Officer in August 2016 upon the closing of the Blue Coat acquisition.
Michael D. Fey(1)	n/a	n/a	865,000	Mr. Fey was hired as President and COO in August 2016 upon the closing of the Blue Coat acquisition.
Nicholas R. Noviello	n/a	n/a	650,000	Mr. Noviello was hired as Executive Vice President and Chief Integration Officer in August 2016 upon the closing of the Blue Coat acquisition. In December 2016, Mr. Noviello was named Executive Vice President and Chief Financial Officer with the departure of Mr. Seifert.
Francis C. Rosch	525,000	33%	700,000	The Compensation Committee increased the base salary of Mr. Rosch during fiscal 2017 to compensate him for his expanded role and responsibilities following the LifeLock acquisition.
Scott C. Taylor	600,000	0%	600,000	Mr. Taylor did not receive a base salary increase in fiscal 2017, as his annual base salary was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation.
Michael A. Brown(2)	1,000,000	0%	1,000,000	Mr. Brown did not receive a base salary increase in fiscal 2017, and the Compensation Committee did not consider making an increase in light of the CEO transition process announced in April 2016.
Thomas J. Seifert	720,000	0%	720,000	Mr. Seifert did not receive a base salary increase in fiscal 2017, as his annual base salary was deemed effective in continuing to achieve the Compensation Committee’s goals for this component of his executive compensation.

(1)

Mr. Fey’s annual base salary, initially set at $800,000 in August 2016, was increased to $865,000 effective February 1, 2017 in part to compensate Mr. Fey for certain benefits Mr. Fey received at Blue Coat which did not continue after the Blue Coat acquisition.

(2)

Mr. Brown earned his base salary through the closing of the Blue Coat acquisition, at which point he ceased to serve as our CEO. For more information regarding Mr. Brown’s fiscal 2017 compensation, see “Potential Payments Upon Termination or Change-in-Control”, below.

II. Executive Annual Incentive Plan

The Executive Annual Incentive Plans for our executive officers were adopted pursuant to the Senior Executive Incentive Plan (“SEIP”) most recently approved by our stockholders in 2013. The Executive Annual Incentive Plans adopted under the SEIP are annual cash incentives designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. To align our senior executives’ incentive awards with key drivers of the Company’s financial performance, all named executive officers earn incentive compensation based on performance against pre-determined corporate goals described below. The Compensation Committee typically measures the achievement of named executive officers against individual performance targets as well.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans for a given fiscal year, each named executive officer has a target award opportunity, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using the various inputs described below. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2017 under the FY17 Executive Annual Incentive Plan:

Name of NEO	Fiscal 2017 Target Percent of Base (%)	Fiscal 2017 Target ($)
Gregory C. Clark	100	666,667	(1)
Michael D. Fey	150	815,579	(1)
Nicholas R. Noviello	100	430,200	(1)
Francis C Rosch	100	559,614	(3)
Scott C. Taylor	100	509,752	(3)
Michael A. Brown	150		(2)
Thomas J. Seifert	100	720,000

(1)	The Fiscal 2017 target for the executive officers who joined us in connection with the closing of the Blue Coat acquisition had a pro-rated opportunity based on months of service during fiscal 2017.
(2)	For more information regarding Mr. Brown’s fiscal 2017 compensation, see “Potential Payments Upon Termination or Change-in-Control”, below.
(3)	The Compensation Committee increased the fiscal 2017 target percentage of base during fiscal 2017 for Messrs. Rosch and Taylor from 80% and 70% to 100% and 100%, respectively to compensate for additional responsibilities following the LifeLock acquisition.

In general, the executive award opportunities for fiscal 2017 were determined based on relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer. For the named executive officers who joined us in connection with the Blue Coat acquisition, their award opportunities were negotiated and determined based on relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer, as well as the potential impact and contribution each Blue Coat executive would make to Symantec during this important time of transition as well as the other factors described under “Named Executive Officer Compensation—Transitioning Blue Coat Executives” above.

At the time award opportunities are established for continuing executive officers, there is no assurance that the performance objectives to earn of the target awards will be realized. As explained below, each named executive officer must achieve at least threshold performance for each metric established in the named executive officer’s executive annual incentive plan to receive any payment for such metric. The payout under the Executive Annual Incentive Plans is also capped at different levels based on the relevant performance metric.

Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are typically established within the first 90 days of each plan year. Our management develops goals to propose to the Compensation Committee after taking into account a variety of factors, including our historical performance, internal budgets, market and peer performance and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary and approves the goals, the range of performance to be rewarded and the weighting of the goals. Following the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events that were not anticipated in establishing the performance measures), determines the extent of achievement and approves the payment of annual cash incentives, if warranted.

The FY17 Executive Annual Incentive Plans were funded by two primary measures: non-GAAP operating income and non-GAAP revenue. We used the above performance metrics because:

•	over time, we believe that non-GAAP operating income and non-GAAP revenue measures have strongly correlated with stockholder value creation for Symantec;

•	the non-GAAP operating income and non-GAAP revenue measures are transparent to investors and are included in our quarterly earnings releases and supplemental materials;

•	the non-GAAP operating income and non-GAAP revenue measures are designed to balance growth and profitability;

•	the performance goals used for the individual performance component align with our operational and strategic objectives;

•	the executive team can have a direct impact on these metrics through skillful management and oversight; and

•	non-GAAP operating income and non-GAAP revenue can be measured at various sub-business unit levels within our company.

Consistent with the presentation in our quarterly earnings releases and supplemental materials, under our executive compensation programs, we define (i) non-GAAP operating income as GAAP gross profit less operating expenses, adjusted to exclude stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, acquisition and integration expenses, the impact from inventory fair value adjustments as part of business combination accounting entries and certain other income and expense items that management considers unrelated to Symantec’s core operations including non-GAAP revenue adjustments; and (ii) non-GAAP revenue as GAAP revenue adjusted to exclude certain litigation contingencies and settlements, and the impact from deferred revenue fair value adjustments as part of business combination accounting entries. For purposes of calculating achievement of both metrics, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans. In prior fiscal years, we have also used non-GAAP earnings per share (“EPS”) as a performance metric.

The determination of achievement of the non-GAAP operating income and non-GAAP revenue metrics is formulaic, while the individual performance metric is determined based on a qualitative evaluation of the individual’s performance against pre-established objectives with input from our CEO. In rating the individual’s performance, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers are made solely by the Compensation Committee. Although the Compensation Committee has discretion to adjust individual awards as appropriate, it did not exercise such discretion for fiscal 2017.

In fiscal 2017, Symantec deviated somewhat from its typical goal-setting practices as a result of the Blue Coat acquisition. As part of the acquisition, Symantec refocused its strategy and established more aggressive fiscal year 2017 and long-term performance goals. As such, the Compensation Committee approved revised goals in December 2016 that reflected the integrated business objectives, while also reducing the potential upside in the plan relative to prior years (to 150% of target from 200%) given the relatively short period of time for performance to be delivered. For the fiscal 2017 non-GAAP operating income metric, (a) at the threshold achievement level of 95.4% of target, the funding level is 50%; (b) above the threshold achievement level, the funding level increases incrementally, up to a funding level of 100% at a target achievement level of 100%; (c) above the target achievement level, funding increases incrementally, up to a cap of a 150% funding based on a maximum achievement level of at least 109.1% of target and (d) there is zero funding below the threshold achievement level of 95.4%. For the non-GAAP revenue metric: a) we established a target achievement range of $4.04 billion to $4.12 billion, where the funding level is 100% for the achievement of the levels between this range, b) below the threshold achievement level of $4.04 billion, the funding level is 0%; c) above the $4.12 billion achievement level, funding increases incrementally, up to a cap of a 150% funding based on a maximum achievement level of at $4.162 billion. The targets for and achievement of non-GAAP operating income and revenue were normalized to exclude the financial impact of the LifeLock acquisition as it was not completed until near the end of our fiscal year (February 2017).

The non-GAAP operating income and non-GAAP revenue metrics are tested and funded independently of each other and are weighted equally. With the exception of our CEO, the actual individual payouts are further modified based on the individual performance factor generally in the range of 0% to 140% based on the performance achievement against pre-established goals for the fiscal year.

	Non-GAAP Operating Income (%)	Non- GAAP Revenue (%)	Individual Performance Modifier (%)	Total Payout as a Percentage of Target (%)
Threshold	50	100	35	26.25
Target	100	100	100	100
Maximum	150	150	140	210

Non-GAAP operating income and non-GAAP revenue performance targets were established based on a range of inputs at first without giving effect to the then-proposed acquisition of Blue Coat, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets and market expectations. The non-GAAP revenue and operating income targets and payout curves for the FY17 Executive Annual Incentive Plans were revised in December 2016 to reflect the impact of the Blue Coat acquisition on our financial plan. As presented in the tables below, for fiscal 2017, our non-GAAP operating income target was $1,134 million and our non-GAAP revenue target was $4,080 million. The non-GAAP revenue and operating income targets prior to the revision were $3,550 million and $985 million, respectively.

The individual award is determined based on an assessment of individual performance results and impact against both quantitative and qualitative expectations for the executive’s role. The individual performance modifier does not apply to the CEO’s payout opportunity.

An executive’s individual performance is evaluated based on both quantitative and qualitative results in the following key areas:

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

The CEO evaluates the level of each named executive officer’s individual performance against the pre-determined goals following the end of fiscal year and then makes a recommendation to the Compensation Committee. The Compensation Committee then reviews the CEO’s compensation recommendations for the other named executive officers, makes any appropriate adjustments, and approves their compensation, if warranted.

Achievement of Fiscal 2017 Performance Metrics:

The Compensation Committee determined that we achieved 104.7% of the non-GAAP operating income metric, resulting in 125.8% funding for that portion of the plan based on the incentive plan target amount, and 100% for the non-GAAP revenue metric, resulting in 100% funding for that portion of the plan based on the incentive plan target amount. With each metric equally weighted, the formulaic result would have been 112.9%. Management recommended and the Committee approved a slightly lower payout of 111.5% for fiscal 2017.

Fiscal 2017

	Target ($)(millions)	Actual ($)(millions)	Achievement (%)	Funding (%)
Operating Income	1,143	1,197	104.7	125.8
Revenue	4,040 - 4,120	4,086	100	100.0
Fiscal 2017 Funding				111.5

For fiscal 2017, the individual performance payout level for our named executive officers reflected performance assessment as measured by the objectives for the key areas described above. In particular, the decision to not apply any individual performance modifier was a function of all current participants having made significant individual contributions resulting in a collectively strong performance overall. Our named executive officers’ fiscal 2017 annual incentive payout level by performance metric, total payout as percentage of target opportunity and total payout amounts are provided in the table below:

Name	Non-GAAP Operating Income Funding & Non-GAAP Revenue Funding (%)		Individual Performance Modifier Funding (%)		Total Payout as % of Target Opportunity (%)		Payout Amount ($)
Gregory C. Clark	111.5		n/a		111.5		743,333
Michael D. Fey	111.5		100		111.5		909,370
Nicholas R. Noviello	111.5		100		111.5		479,673
Francis R. Rosch	111.5		100		111.5		623,970
Scott C. Taylor	111.5		100		111.5		568,374
Michael A. Brown		(1)		(1)		(1)		(1)
Thomas J. Seifert(2)	n/a		n/a		75		540,000

(1)

In connection with the CEO transition process announced in April 2016, we amended Mr. Brown’s employment agreement pursuant to which he was entitled to receive an amount equal to 100% of his FY17 Executive Annual Incentive Plan target prorated to the October 28th, 2017 transition date. For more information regarding Mr. Brown’s fiscal 2017 compensation, see “Potential Payments Upon Termination or Change-in-Control”, below.

(2)	Mr. Seifert received his FY17 Executive Annual Incentive Plan payment at 75% of target pursuant to the terms of the Symantec Executive Severance Plan. For more information regarding Mr. Seifert’s fiscal 2017 compensation, see “Potential Payments Upon Termination or Change-in-Control”, below.

III. Equity Incentive Awards

The primary purpose of our equity incentive awards is to align the interests of our named executive officers with those of our stockholders by rewarding the named executive officers for creating stockholder value over the long term. By compensating our executives with equity incentive awards, our executives hold a stake in Symantec’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of Symantec as reflected in the share price. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in the highly competitive market for talent in which we compete.

Our 2013 Equity Incentive Plan, as amended (the “2013 Plan”), provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including PRUs). In connection with the Blue Coat acquisition, pursuant to the Blue Coat Executive Compensation Arrangements, the named executive officers who joined Symantec from Blue Coat were granted equity awards by Blue Coat under a Blue Coat equity plan. These equity awards and the underlying equity plan were designed to provide for, upon our assumption of those awards in the Blue Coat acquisition, the same terms as provided for in the equity awards granted to our other named executive officers prior to the Blue Coat acquisition. For purposes of this discussion, reference to the equity plans include both our 2013 Plan and the relevant Blue Coat plan. For fiscal 2017, the equity incentive component of our executive compensation program consisted of PRUs and RSUs for all of our named executive officers. We also offer all employees the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2017, five of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

We seek to provide equity incentive awards that are competitive with companies in our peer group and the other information technology companies that the Compensation Committee includes in its competitive market assessment. As such, we establish target equity incentive award grant guideline levels for the named executive officers based on competitive market assessments. When making annual equity awards to named executive officers, we consider our company performance during the past year, the role, responsibility and performance of the individual named executive officer, the competitive market assessment described above, prior equity awards, and the level of vested and unvested equity awards then held by each named executive officer. In making equity awards, we also generally take into consideration gains recognizable by the executive from equity awards made in prior years. Additionally, the Compensation Committee took into account the factors described under “Named Executive Officer Compensation—Transitioning Blue Coat Executives” above in determining the equity awards for Messrs. Clark, Fey and Noviello. Mercer, an outside consulting firm, provides the Compensation Committee with market data on these matters, as well as providing to the Compensation Committee summaries of the prior grants made to the individual named executive officers.

As discussed below, the Compensation Committee believes that for fiscal 2017, a mix of PRUs and time-vested RSUs is the appropriate long-term equity incentive for named executive officers. For fiscal 2017, our current CEO received approximately 70% of the value of his target annual equity incentive award, excluding the Retention Grant (as defined below), in the form of PRUs and 30% in the form of RSUs. This is consistent with our philosophy to allocate a significant portion of the value of the CEO’s target total long-term equity incentive award in the form of PRUs rather than time-vested RSUs. For the fiscal 2017 awards, in order to provide a strong incentive to deliver on our longer-term performance objectives, we applied the same philosophy to grant a majority of the value of the target total long-term equity incentive award in the form of PRUs with our other named executive officers as well. 70% of the other named executive officers’ equity incentive award target value was granted in the form of PRUs and approximately 30% in the form of RSUs. Our former CEO, Mr. Brown, did not receive an equity grant in fiscal 2017 in light of the CEO transition process announced in April 2016

Restricted Stock Units (RSUs): RSUs represent the right to receive one share of Symantec common stock for each RSU vested upon the settlement date, which is the date on which certain conditions, such as continued employment with us for a pre-determined length of time, are satisfied. The Compensation Committee believes that RSUs align the interests of the named executive officers with the interests of our stockholders because the value of these awards appreciates if the trading price of our common stock appreciates, and these awards also have retention value even during periods in which our trading price does not appreciate, which supports continuity in the senior management team.

Shares of our common stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2017 as part of the annual review process provide that each award vests in three installments: 30% in June 2017, 30% in June 2018 and 40% in June 2019. As part of the Blue Coat Executive Compensation Arrangements, in connection with the closing of the Blue Coat acquisition, Mr. Clark was granted by Blue Coat an additional 867,052 RSUs (the “Retention Grant”), 50% of which vested in November 2016 and 50% will vest in November 2017.

In addition to the grants described above, in order to compensate Messrs. Clark, Fey and Noviello for the increase in Symantec’s common stock price between the announcement of the transaction in June 2016 and the closing of the Blue Coat acquisition in August 2016, each of these Blue Coat executives received an additional equity award by Blue Coat prior to the closing of the acquisition. Messrs. Clark and Fey’s grants were comprised of 70% PRUs and 30% RSUs, while Mr. Noviello’s grant was 100% RSUs (such RSUs collectively referred to as the “Price Adjustment RSUs”). Mr. Noviello’s Price Adjustment RSUs vest quarterly over two years through August 2019, while Messrs. Clark’s and Fey’s Price Adjustment RSUs vest over three years, with 30% vesting in August 2017, 30% vesting in August 2018 and 40% vesting in August 2019. See the table “Equity Grant Summary” below for more information regarding the Price Adjustment RSUs.

(Details of RSUs granted to our named executive officers in fiscal 2017 are disclosed in the Grants of Plan-Based Awards table on page 34 and summarized in the last table within the next subsection below. The Price Adjustment RSUs and the Retention Grant are not included in the Grants of Plan Based Awards table, as these were granted by Blue Coat prior to its acquisition.)

Performance-based Restricted Stock Units (PRUs): The Compensation Committee grants PRUs in furtherance of our pay for performance philosophy. Our Compensation Committee established this program to enhance our pay for performance culture with components directly linked to company performance against established metrics over two- and three-year periods. Unlike our RSU awards, the shares underlying the PRUs awarded for fiscal 2017 are eligible to be earned only if we achieve a threshold of non-GAAP operating income at the end of fiscal 2018, as described below.

As a key component of our fiscal 2017 long-term equity incentive compensation program, in June 2016, our Compensation Committee granted PRUs to our then-current executive team, including Messrs. Rosch, Taylor and Seifert, under our 2013 Plan. Similarly, in anticipation of their joining our executive team, pursuant to the Blue Coat Compensation Arrangements, Blue Coat granted Messrs. Clark, Fey and Noviello PRUs under an identical Blue Coat equity plan prior to the Blue Coat acquisition closing, which together with the PRUs granted under our 2013 Plan, we collectively refer to as the “fiscal 2017 PRU grants.” The performance metric under our fiscal 2017 PRU grants was revised in March 2017 to more closely align our executive officers’ rewards with Symantec’s transformative goals following two significant acquisitions. The Compensation Committee determined to use a financial operating metric that reflected our business transformation goal but also required the executive team to more generally produce profitable growth. Accordingly, vesting and settlement of the fiscal 2017 PRU grants is based on Symantec’s fiscal 2018 non-GAAP operating income results.

The Compensation Committee originally established a target for non-GAAP operating income margin in fiscal 2017 under the fiscal 2017 PRU grants. In evaluating the financial impact of the Blue Coat acquisition, the LifeLock acquisition, as well as the new financial plans for the combined company for fiscal 2018, our Compensation Committee changed the metric under the fiscal 2017 PRU grants from non-GAAP operating income margin to non-GAAP operating income, and established a non-GAAP operating income target for the subsequent fiscal year measurement period, fiscal 2018.

For purposes of calculating performance under the PRUs, we define non-GAAP operating income as our fiscal 2018 non-GAAP operating income reported as part of our earnings release, as adjusted for any positive or negative foreign exchange impacts (subject to cap on negative impacts to revenue of up to $91 million), plus the aggregate pre-tax dollar value of the benefit to non-GAAP EPS in the period from any capital structure changes, such as cash interest expense savings due to prepayment of indebtedness. We have not disclosed the specific target for non-GAAP operating income for fiscal 2018 as that internal target is highly confidential and not reported publicly. Disclosing the specific non-GAAP operating income target would provide competitors and third parties with insights into the Company’s internal planning processes which might allow our competitors to predict certain business strategies and cause us competitive harm.

The Committee believed that using the fiscal 2018 operating income target that is aligned with our fiscal 2018 financial plan would appropriately incentivize our executive officers to achieve Symantec’s transformative goals following two significant acquisitions. Depending on our achievement of this metric, 0% to 300% of the target shares will be eligible to be earned at the end of fiscal 2018, subject to additional vesting conditions in certain cases as discussed below, based on and subject to the achievement of this metric. Subject to certain exceptions (including acceleration of vesting upon a change in control of our company under the terms of the Symantec Executive Retention Plan, as amended), the award shall be considered earned, if at all, only at the end of fiscal 2018, and the named executive officer must be employed by us at the end of such period in order to earn in the award. To further encourage continued service to our company and our stockholders, for any achievement above 250% of target to be earned, the participant must be employed by our company through the end of fiscal 2019 when the additional payout in excess of 250% will be made. In addition to the grants described above, in order to compensate Messrs. Clark and Fey for the increase in the price per share of Symantec’s common stock between the grant date of the initial award and the closing of the Blue Coat acquisition, both Mr. Clark and Mr. Fey received an additional award of PRUs by Blue Coat prior to the closing of the Blue Coat acquisition (the “Price Adjustment PRUs”). The terms of the Price Adjustment PRUs are identical to the fiscal 2017 PRUs. See the table “Equity Grant Summary” below for more information regarding the Price Adjustment PRUs.

(Details of PRUs granted to our named executive officers in fiscal 2017 are disclosed in the Grants of Plan-Based Awards table on page 34 and summarized in the last table within the next subsection below. The Price Adjustment PRUs are not included in the Grants of Plan Based Awards table, as these were granted by Blue Coat prior to its acquisition.)

Prior Year PRUs: The PRUs granted to our named executive officers in fiscal 2015 and fiscal 2016 were eligible to be earned only if we achieved a threshold of non-GAAP EPS for fiscal 2015 and fiscal 2016, respectively. For purposes of calculating achievement for fiscal 2015 and fiscal 2016, we define non-GAAP EPS as diluted net income per share as adjusted to exclude the items described above, as well as non-cash interest expense and the related tax impact of these adjustments. For purposes of calculating achievement of this metric, foreign exchange movements were held constant at plan rates. Our fiscal 2015 and fiscal 2016 awards were granted and specifically designed by our Compensation Committee to enhance our pay for performance culture with a component directly linked to our total stockholder return over two- and three-year periods. Depending on our achievement of this metric, 0% to 133% of the target shares would be eligible to be earned at the end of the second and third fiscal year after the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the Total Shareholder Return (“TSR”) ranking for our company as compared to the S&P 500. If any target shares became eligible (the “eligible shares”) to be earned in the second and third fiscal year after the fiscal year of grant as a result of achievement of the non-GAAP EPS metric for the fiscal year of grant, then 50% to 150% of one-half of the eligible shares would be earned based on the achievement of the TSR goal for the two years ended at the end of the second fiscal year after the fiscal year of grant and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year after the fiscal year of grant if less than 100% of the TSR goal is achieved for the two-year period then ended) would be earned based on the achievement of the TSR goal for the three years ended at the end of the third fiscal year after the fiscal year of grant. For the PRUs granted in fiscal 2016, we measure the performance period of the TSR to 1 year (fiscal 2017) and 2 years (fiscal 2017-2018 period) to exclude in each case the impact of the VERITAS separation which took place during fiscal 2016. Subject to certain exceptions (including acceleration of vesting upon a change in control of our company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2017 for the PRUs granted in fiscal 2015 and fiscal 2018 for the PRUs granted in fiscal 2016), and the named executive officer must be employed by us at the end of such period in order to vest in the award.

Below is the summary of our PRU performance metrics achievements since fiscal 2015. The PRU awards granted in fiscal 2015 finished the 3-year performance period at the end of fiscal 2017 resulting in an overall payout of 125.82% of the target award level. This result reflects fiscal 2015 non-GAAP EPS performance that approximated target and a 3-year TSR result that put Symantec at the 87th percentile of companies in the S&P 500. As described above, our fiscal 2017 PRU awards are based on the achievement of fiscal 2018 non-GAAP operating income and are not included below:

	Non-GAAP EPS		2-Year TSR (1-Year TSR for Fiscal 2016 Award)		3-Year TSR (2-Year TSR for Fiscal 2016 Award)
Grant Year	Performance as % of Target	Eligible Shares as % of Target Shares	S&P 500 Percentile Ranking	Payout as % of Target	S&P 500 Percentile Ranking	Payout as % of Target	Overall Payout
Fiscal 2015 Award	99.8%	98.3%	53rd	106%	87th	150%	125.82%
Fiscal 2016 Award	88.7%	81.2%	94th	150%		n/a

Equity Grant Summary: The following table summarizes the number of shares granted in fiscal 2017 by Symantec or Blue Coat to our named executive officers, the value of each award and the total value of the equity awards (prior to any applicable modifications) for each named executive officer as of the grant date. For more information regarding these grants, see “Blue Coat Executive Compensation Arrangements” below.

Name of NEO	Target Annual PRUs (#)	Price Adjustment PRUs (#)	Aggregate PRU Value at Grant Date ($)(1)	Annual RSUs (#)	Price Adjustment RSUs (#)	Retention Grant RSUs (#)	Aggregate RSU Value at Grant Date ($)(1)	Total Target Equity Incentive Awards Value at Grant Date ($)(1)
Gregory C. Clark	606,936	354,734	16,636,891	260,115	152,028	867,052	22,130,074	38,766,965
Michael D. Fey	404,624	238,768	11,130,682	173,410	102,329	n/a	4,770,285	15,900,966
Nicholas R. Noviello	242,774	n/a	4,199,990	104,046	128,612	n/a	4,024,983	8,224,974
Fran C. Rosch	207,143	n/a	3,583,574	88,776	n/a	n/a	1,535,825	5,119,399
Scott C. Taylor	165,715	n/a	2,866,870	71,021	n/a	n/a	1,228,663	4,095,533
Michael A. Brown	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Thomas J. Seifert	248,572	n/a	4,300,296	106,531	n/a	n/a	1,842,986	6,143,282

(1)	All values of RSUs and PRUs are based upon the closing price for a share of our common stock of $17.30 on June 10, 2016 multiplied by the applicable target number of shares, which is the method the Compensation Committee used to set the opportunity under the named executive officers’ equity award. The values reported in the Summary Compensation Table under the “Stock Awards” and “Option Awards” columns are calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASC”) Topic 718 and, in the case of PRUs, are based on the probable outcome of the performance conditions under such awards. No grant date fair value was recorded by Symantec for the awards to Messrs. Clark, Fey and Noviello in accordance with FASC 718 because they were awarded by Blue Coat’s board of directors prior the closing of the Blue Coat acquisition. As a result, the amounts reported in the Summary Compensation Table may understate the compensation awarded to these executive officers for fiscal 2017 because they do not include any grant date fair value for such awards.

Other Awards

Blue Coat Cash Incentive

Prior to the Blue Coat acquisition, Messrs. Clark, Fey and Noviello participated under a cash incentive plan sponsored by Blue Coat. In October 2016, in light of the pro-rated target opportunity for those executive officers under Symantec’s FY17 Executive Annual Incentive Plans due to the limited time served in their respective roles, and in recognition of the obligations of Blue Coat to its former employees, our Compensation Committee reviewed Blue Coat’s performance during its fiscal quarter ended July 31, 2016, its last fiscal quarter as an independent company, and approved the payout of 25% of the cash incentive opportunities established for Messrs. Clark, Fey and Noviello under the Blue Coat cash incentive plan based on actual performance. In recommending these payments, the Compensation Committee determined that Blue Coat’s performance resulted in achievement of 100% of target under the terms of the Blue Coat cash incentive plan.

The following table presents the award payments to Messrs. Clark, Fey and Noviello in October 2016 under the terms of the Blue Coat cash incentive plan.

Blue Coat Cash Incentive Plan – October 2016 Payments

NEO Name	Payout Amount ($)
Gregory C. Clark	250,000
Michael D. Fey	125,000
Nicholas R. Noviello	162,500

Office of the President Bonuses

In connection with the CEO transition process we announced in April 2016, the Board created an Office of the President composed of three members, including Messrs. Seifert and Taylor, to facilitate a continued focus on the Company’s strategic priorities throughout the CEO search and transition. In recognition of their service in this regard, our Compensation Committee approved discretionary bonus awards of $150,000 to Messrs. Seifert and Taylor.

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

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $180,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary and 100% of cash bonuses for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. Three of our named executive officers participated in this plan during fiscal 2017. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2017,” on page 37.

Additional Benefits: Symantec’s named executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate and approved by the Compensation Committee. For example, an additional benefit available to named executive officers is reimbursement for up to $10,000 for financial planning services. In fiscal 2017, we reimbursed $75,000 of Mr. Clark’s for attorney’s fees in connection with the negotiation of his employment agreement with us. Further, beginning in January 2017, we provide a car service for our current CEO and incurred $17,422 in costs through the end of fiscal 2017 under this ongoing arrangement. The Compensation Committee provides certain perquisites because it believes they are provided for business-related purposes and are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. (These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 31).

Change of Control and Severance Arrangements: Our Executive Retention Plan provides (and, in the case of PRUs, the terms of the PRUs provide) participants with “double trigger” acceleration of equity awards and, if applicable, become immediately exercisable, where equity vesting and exercisability is accelerated only in the event the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of our company (as defined in the plan). In the case of PRUs granted prior to fiscal 2017, PRUs will vest at target if the change in control occurs prior to the first performance period and will vest as to eligible shares based on the results for the initial performance period if the change in control occurs following the first performance period but before the end of the third performance period. In the case of PRUs granted in fiscal 2017, PRUs will vest at target regardless of the timing of the change in control event during the performance period.

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

In connection with the CEO transition process announced in April 2016 and in consideration for the role Mr. Brown would play in connection with the transition, we amended Mr. Brown’s employment agreement in April 2016 to provide him with, among other things, the cash severance and equity acceleration benefits to which he would have been entitled under his employment agreement, prior to its amendment, had he been involuntarily terminated or resigned for Good Reason (as defined in his amended employment agreement), and ensured that he would be entitled to receive his existing compensation through the October 28, 2016, even if he terminated earlier. On August 1, 2016, the Blue Coat acquisition closed and Mr. Brown was entitled to certain of these benefits on that date. For more information on these benefits, see “Potential Payments Upon Termination or Change-in-Control” below.

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

Details of each individual named executive officer’s benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2017, are disclosed under “Potential Payments Upon Termination or Change- in-Control” below.

FACTORS WE CONSIDER IN DETERMINING OUR COMPENSATION PROGRAMS

We apply a number of compensation policies and analytic tools in implementing our compensation principles. These policies and tools guide the Compensation Committee in determining the mix and value of the compensation components for our named executive officers, consistent with our compensation philosophy. They include:

Focus on Pay-for-Performance: Our executive compensation program is designed to reward executives for results. As described below, the pay mix for our named executive officers emphasizes variable pay in the form of short-term cash and long-term equity awards. For cash awards, short-term results are measured by annual non-GAAP operating income, annual non-GAAP revenue and, for all our named executive officers except the CEO, individual performance. A significant portion of equity grants for our named executive officers are directly based on our financial performance. The value of the remainder of the equity grants to our named executive officers depends on the company share price performance.

A Total Rewards Approach: Elements of the total rewards offered to our executive officers include base salary, short- and long-term incentives including equity awards, health benefits and a deferred compensation program.

Appropriate Market Positioning: Our general pay positioning strategy is to target the levels of base salary, annual short-term cash incentive structure and long-term equity incentive opportunities and benefits for our named executive officers with reference to the relevant market data for each position. Nonetheless, the Compensation Committee bases its decisions on its subjective judgment and may set the actual components for an individual named executive officer above or below the positioning benchmark based on factors such as experience, performance achieved, specific skills or competencies, the desired pay mix (e.g., emphasizing short- or long-term results) and our budget.

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies (see discussion below) and published survey data from a broader set of information technology companies that the Compensation Committee believes represent Symantec’s competition in the broader talent market, based on the advice of Mercer, an outside consulting firm to the Compensation Committee. The peer group’s proxy statements provide detailed pay data for the top five positions. Survey data, which we obtain from the Radford Global Technology Survey, provides compensation information on a broader group of executives and from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

The information technology industry in which we compete is characterized by rapid rates of change and intense competition from small and large companies, and the companies within this industry have significant cross-over in leadership talent needs. As such, we compete for executive talent with leading software and services companies as well as in the broad information technology industry. We face particularly intense competition with companies located in the geographic areas where Symantec operates, regardless of specific industry focus or company size. Further, consistent with prior years, in part because we believe that stockholders measure our performance against a wide array of technology peers, for fiscal 2017 the Compensation Committee used a peer group that consists of a broad group of high technology companies in different market segments that were of a comparable size to us after the sale of our Veritas business (but excluding the acquisitions of Blue Coat or LifeLock, as these acquisitions occurred during our fiscal 2017). The Compensation Committee used this peer group, as well as other relevant market data, to evaluate named executive officer pay levels.

The Compensation Committee reviews our peer group on an annual basis, with input from Mercer, and the group may be adjusted from time to time based on, among other factors, a comparison of revenues, market capitalization, industry, peer group performance, merger and acquisition activity and stockholder input. The Compensation Committee reviewed and revised our peer group for fiscal 2017 in light of our reduced revenue size and increased focus on security software after the sale of our Veritas business but prior to our acquisition of Blue Coat and LifeLock. The following criteria were used to select our updated peer group to be used to evaluate named executive officer pay levels in connection with setting compensation for fiscal 2017:

•	Business with software development focus including security related businesses where possible;

•	Similar breadth, complexity and global reach as Symantec; and

•	Annual revenue 0.5x to 2.0x as a starting point but including companies based on an assessment of overlapping geography, engineering focus and executive talent competition.

The Compensation Committee selected the following companies as our fiscal 2017 peer group:

Fiscal 2017 Symantec Peer Group

Activision Blizzard, Inc.	eBay Inc.	PayPal Holdings, Inc.*
Adobe Systems Incorporated	Electronic Arts Inc.	Red Hat Inc.*
Autodesk, Inc.	FireEye, Inc.*	salesforce.com, inc.
Akamai Technologies Inc.*	Intuit Inc.	Synopsys, Inc.
CA, Inc.	LinkedIn Corporation*	VMware, Inc.
Citrix Systems, Inc.	Palo Alto Networks Inc.*	Yahoo! Inc.

*	Denotes companies added for fiscal 2017.

EMC, NetApp and Nuance Communications were removed from our fiscal 2017 peer group as a result of the application of our new criteria.

The Compensation Committee also reviewed and revised our peer group for fiscal 2018 in light of our change in focus and increased size after the Blue Coat acquisition. The following criteria were used to select our updated peer group to be used to evaluate named executive officer pay levels in connection with setting compensation for fiscal 2018:

•	Focus on software development, or software and engineering-driven companies

•	Competition with Symantec for talent

•	Comparable complexity and global reach

•	Comparable size (revenue and market capitalization)

As a result of the review, the Compensation Committee decided to maintain the fiscal 2017 peer group for fiscal 2018 with the two companies removed as a result of those companies’ planned acquisitions:

Fiscal 2018 Symantec Peer Group

Activision Blizzard, Inc.	eBay Inc.	Red Hat Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	salesforce.com, Inc.
Autodesk, Inc.	FireEye, Inc.	Synopsys, Inc.
Akamai Technologies Inc.	Intuit Inc.	VMware, Inc.
CA, Inc.	Palo Alto Networks Inc.
Citrix Systems, Inc.	PayPal Holdings, Inc.

LinkedIn and Yahoo! were removed from our fiscal 2018 peer group as a result of their planned acquisitions.

Appropriate Pay Mix: Consistent with our pay-for-performance philosophy, our executive officers’ compensation is structured so that a large portion of their total direct compensation is paid based on the performance of our company (modified by individual achievement). In determining the mix of the various reward elements and the value of each component, the Compensation Committee takes into account the executive’s role, the competitiveness of the market for executive talent, company performance, individual performance, internal pay equity and historical compensation. In making its determinations with regard to compensation, the Compensation Committee reviews the various compensation elements for the CEO and our other named executive officers (including base salary, target annual bonus and the value of vested and unvested equity awards actually or potentially issued).

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

As illustrated by the following charts, for fiscal 2017, approximately 96% of our current CEO’s target total direct compensation (sum of annual base salary, target annual incentive, and grant date fair value of equity awards, prior to any applicable modifications and excluding the Retention Grant) was at-risk, and on average approximately 93% of our other named executive officers’ compensation opportunity was at-risk compensation.

For Messrs. Clark, Noviello and Fey, we have calculated their compensation as follows:

•	Base Salary and Target Annual Incentive: annualized value of the compensation based on the rates offered by Symantec; and

•

Equity awards: fair value of the equity grants (PRUs and RSUs), prior to any applicable modifications and excluding the Retention Grant made to the CEO prior to the close of the Blue Coat acquisition. For the grants by Blue Coat prior to the closing of the Blue Coat acquisition, we deemed $17.30 per share to be the grant date fair value of a share of common stock, which was value established for the merger consideration under the definitive agreement for the Blue Coat acquisition.

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

For fiscal 2017, in connection with the Blue Coat Executive Compensation Arrangements, excluding the Retention Grant, our current CEO received approximately 70% of the value of his target annual equity incentive award and the price adjustment equity award in the form of PRUs and 30% in the form of RSUs. Other named executive officers, also received on average, approximately 70% of the target annual equity incentive award (including the Price Adjustment PRUs and Price Adjustment RSUs, where applicable) in the form of PRUs and 30% in RSUs. We view the higher weighting of PRUs for the CEO and lower weighting of base salary as part of total direct compensation, as compared to the weighting for the other named executive officers, to be appropriate given both the level of total direct compensation and the broader level of influence over company performance associated with the CEO role. In April 2016 we announced a CEO transition process. Accordingly, our former CEO did not receive any equity-based compensation awards in fiscal 2017.

The percentages described above (and other percentage-based equity award values discussed below) are generally based on the grant date fair value of the shares of common stock underlying the RSUs, and the grant date fair value of the PRUs at the target level award size. For the equity awards granted by Blue Coat prior to the closing of the Blue Coat acquisition and assumed by Symantec in connection therewith, we deemed $17.30 per share to be the grant date fair value of a share of common stock, which was the value established for the merger consideration under the definitive agreement for the Blue Coat acquisition. Generally, the awards made to our named executive officers, other than the CEO, are determined by the Compensation Committee after reviewing recommendations made by the CEO. For fiscal 2017, because of our CEO transition process, our Compensation Committee determined the size of the awards for Messrs. Rosch, Taylor and Seifert. For Messrs. Clark, Fey and Noviello, our Compensation Committee recommended the size of the awards as part of the Blue Coat Executive Compensation Arrangements upon review of each executive’s performance at Blue Coat and his expected contribution at Symantec.

Generally, in determining its recommendations to the independent directors of the Board (in the case of CEO compensation) and in making compensation decisions with respect to other named executive officers, the Compensation Committee may consider factors such as the individual’s responsibilities, the individual’s performance, industry experience, current pay mix, total compensation competitiveness, long-term equity awards previously granted to the individual, retention considerations, and other factors.

Compensation Risk Assessment: The Compensation Committee, in consultation with Mercer, has conducted its annual risk analysis of Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on Symantec.

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans (other than our Employee Stock Purchase Plan) at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2017, our gross burn rate was 1.8%, our net burn rate was 1.2% and our overhang was 13.2% (excluding shares available for issuance under our Employee Stock Purchase Plan). In fiscal 2017, our burn rate and overhang were negatively impacted by our business transformation and related acquisitions and management changes. In particular, we granted more shares than would be typically provided in a year without such significant changes as a result of needing to attract and retain key talent in the transition as discussed above. For certain key employees from Blue Coat, including among others Messrs. Clark, Fey and Noviello, we elected to assume awards initially granted under Blue Coat equity plans to take advantage of the ongoing incentive and retention benefits they provide in lieu of accelerating previously held equity from Blue Coat in connection with our acquisition of that company. As a result, Symantec’s overhang increased more significantly during fiscal 2017 than might normally be expected in a year without such material changes.

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

The independent directors of the Board evaluate the CEO’s performance and the Compensation Committee then reviews and recommends to the independent members of the Board all compensation arrangements for the CEO. After discussion, the independent members of the Board determine the CEO’s compensation. The Compensation Committee also discusses the performance of the other named executive officers with the CEO, reviews the compensation recommendations that the CEO submits for the other named executive officers, makes any appropriate adjustments and approves their compensation. While our CEO provides input and makes compensation recommendations with respect to executive officers other than himself, our CEO does not make recommendations with respect to his own compensation or participate in the deliberations regarding the setting of his own compensation by the Board or the Compensation Committee.

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

As part of its engagement in fiscal 2017, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our executive and director compensation programs, the design of awards and proposed performance metrics and opportunity ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $234,000 for executive compensation services in fiscal 2017. In addition, management engaged and Symantec paid Mercer and its affiliates for other services, including approximately $3.839 million for other unrelated consulting and business services. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business within the scope of the Compensation Committee’s pre-authorization for such services. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

The Compensation Committee establishes our compensation philosophy, approves our compensation programs and solicits input and advice from several of our executive officers and Mercer. As mentioned above, our CEO provides the Board and the Compensation Committee with feedback on the performance of our executive officers and makes compensation recommendations (other than with respect to his own compensation) that go to the Compensation Committee for their approval. Our CEO, Chief Human Resources Officer and General Counsel regularly attend the Compensation Committee’s meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding Symantec’s performance and other advice specific to their areas of expertise. In addition, at the Compensation Committee’s direction, Mercer works with our Chief Human Resources Officer and other members of management to obtain information necessary for Mercer to make their own recommendations as to various matters as well as to evaluate management’s recommendations.

Equity Grant Practices: The Compensation Committee generally approves grants to the named executive officers at its first meeting of each fiscal year, or shortly thereafter through subsequent action. The grant date for all equity grants made to employees, including the named executive officers, is generally the 10th day of the month following the applicable meeting. If the 10th day is not a business day, the grant is generally made on the previous business day. The Compensation Committee does not coordinate the timing of equity awards with the release of material, nonpublic information. RSUs may be granted from time to time throughout the year, but all RSUs generally vest on either March 1, June 1, September 1 or December 1 for administrative reasons. We expect future PRUs will be granted once a year and, subject to certain exceptions, vesting occurs only after a two- or three-year performance period.

Change of Control and Severance Arrangements: The vesting of certain stock options, RSUs and PRUs held by our named executive officers will accelerate if they experience an involuntary (including constructive) termination of employment under certain circumstances. For additional information about these arrangements, see “—Other Benefits—Change of Control and Severance Arrangements” below and “Potential Payments Upon Termination or Change-in-Control,” below.

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. We have maintained stock ownership requirements for our executive officers since October 2005. For fiscal 2017, our executive officers were required to hold the following minimum number of shares:

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

As of June 30, 2017, Messrs. Clark, Rosch and Taylor have reached the stated ownership requirements for fiscal 2017. Messrs. Fey and Noviello have until August 2020 to meet the stated thresholds. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement(1) (# of shares)	Holdings as of June 30, 2017 (# of shares)
Gregory C. Clark	179,991	2,536,832
Michael D. Fey	91,858	2,047
Nicholas R. Noviello	69,027	10,534
Francis C. Rosch	49,558	115,956
Scott C. Taylor	42,477	154,910
Michael A. Brown	n/a	n/a
Thomas J. Seifert	n/a	n/a

(1)	Based on the closing price for a share of our common stock of $28.25 on June 30, 2017.

Recoupment Policies (Clawback)

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

Tax Implications for Officers. Section 409A of the Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Section 280G of the Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change-in-Control” (beginning on page 37 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross-ups related to this excise tax under Code Section 4999.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2017 were Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller and Daniel H. Schulman. Kenneth Y. Hao also served on the Compensation Committee from May 2016 to May 2017. None of the members of the Compensation Committee in fiscal 2017 were at any time during fiscal 2017 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during fiscal 2017.

Compensation Committee Report

The information contained in the following report of Symantec’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Symantec under the Exchange Act or the Securities Act of 1933 unless and only to the extent that Symantec specifically incorporates it by reference.

The Compensation Committee has reviewed and discussed with management the CD&A contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

By: The Compensation and Leadership Development Committee of the Board:

David L. Mahoney (Chair)

Geraldine B. Laybourne

Robert S. Miller

Daniel H. Schulman

Kenneth Hao (member from May 2016 to May 2017)

Summary of Compensation

The following table shows for the fiscal year ended March 31, 2017, compensation awarded to or paid to, or earned by, our each individual who served as our Chief Executive Officer or Chief Financial Officer during fiscal 2017 and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal 2017 (the “named executive officers”).

Summary Compensation Table for Fiscal 2017

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)(2)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)(1)
Gregory C. Clark Chief Executive Officer	2017	666,667	(3)	—		4,269,815	(4)	—	743,333	(5)	379,937	(6)	6,059,752	(4)
Nicholas R. Noviello Executive Vice President, Chief Financial Officer	2017	433,333	(3)	—		1,077,917	(4)	—	479,673	(5)	172,740	(7)	2,163,663	(4)
Michael D. Fey President and COO	2017	544,167	(3)	—		2,856,660	(4)	—	909,370	(5)	131,000	(8)	4,441,197	(4)
Francis C. Rosch Executive Vice President, Consumer Business	2017	612,500	(9)	—		6,039,114		—	623,970	(5)	461,965	(10)	7,737,549
	2016	504,394				5,137,221		—	320,750	(11)	97,334	(12)	6,059,699
	2015	435,923		—		2,190,974		—	409,715	(13)	54,885	(14)	3,091,497
Scott C. Taylor Executive Vice President, General Counsel and Secretary	2017	600,000		150,000	(15)	4,831,307			568,374	(5)	363,462	(16)	6,513,143
	2016	593,939		—		3,082,307		—	283,380	(11)	86,028	(17)	4,045,654
	2015	536,250		—		2,326,081		—	392,900	(13)	63,323	(18)	3,318,554
Former Officers
Michael A. Brown Former Chief Executive Officer	2017	337,121	(19)	—		1,338,819	(20)	—	—		11,297,851	(21)	12,973,791
	2016	1,000,000		—		12,485,352		—	852,000	(11)	54,449	(22)	14,391,801
	2015	1,473,077		—		14,177,180		—	658,176	(13)	22,000	(23)	16,330,433
Thomas J. Seifert Former Executive Vice President, Chief Financial Officer	2017	720,000		150,000	(15)	7,246,942		—	540,000	(5)	252,289	(24)	8,909,231
	2016	720,000		—		4,623,486		—	449,856	(11)	222,379	(25)	6,015,721
	2015	720,000		—		4,394,834		—	612,000	(13)	174,055	(26)	5,900,889

(1)	Except for the amounts listed for Messrs. Clark, Noviello and Fey, the amounts shown in this column reflect the aggregate full grant date fair calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASC”) Topic 718 for restricted stock unit awards (“RSUs”) and performance-based restricted unit awards (“PRUs”) in fiscal years 2015-2017. The grant date fair values for RSUs were determined based on the closing share price of our common stock on the date of grant/modification. For a discussion of the valuation methodology used to value the PRUs awarded during fiscal years 2015-2017, see footnote 2 to the Summary Compensation Table, below. For a discussion of the amounts listed for Messrs. Clark, Noviello and Fey, see footnote 4 to the Summary Compensation Table, below. As noted in CD&A, we adjusted the performance metrics under our fiscal 2017 PRU grants in March 2017 to reflect both the impact of the acquisitions of Blue Coat and LifeLock on our financial plan and to account for the transformational impact on our business operations of our cost and complexity reduction initiative. As a result of these adjustments, incremental fair values of the modified awards are included in the Stock Awards column as further described in footnote 2 below. Accordingly, the Summary Compensation Table shows a significant increase in the total compensation for fiscal 2017 for the NEOs who were also named executive officers for fiscal 2016 as well as larger compensation values than contemplated by our Compensation Committee when it initially established the equity compensation opportunities for our NEOs in fiscal 2017. This increase in compensation relates to accounting charges resulting from the modification of equity awards, and not an increase in the realizable value of the awards. The table below sets forth equity modification charges required by the applicable accounting rules and the total compensation amounts for fiscal 2017 after excluding such modification charges:

	Stock Awards
Name	PRU Modification Charge($)	Total (Without PRU Modification Charges)($)
Gregory C. Clark	4,269,815	—
Michael D. Fey	2,856,660	—
Nicholas R. Noviello	1,077,917	—
Francis C. Rosch	919,714	5,119,399
Scott C. Taylor	735,775	4,095,533
Michael Brown*	591,567	—
Thomas J. Seifert	1,103,660	6,143,282

*	Reflects charges for the modification of Mr. Brown’s fiscal 2016 PRU award in connection with the amendment of his employment agreement.

(2)	The PRUs awarded in fiscal year 2017 are based on an approximately two-year service period with a one-year performance period ending on March 30, 2018. The PRUs are eligible to be earned if we achieve at least 50% of the target level non-GAAP operating income performance for fiscal 2018. Depending on our achievement of this metric, 0% to 250% of the target shares will be eligible to be earned at the end of fiscal 2018; if we achieve between 250% to 300%, the first 250% of the target shares will be eligible to be earned at the end of fiscal 2018, and the remaining up to 50% (up to an aggregate of 300%) of the target shares will be eligible to be earned at the end of fiscal 2019, provided the participant is employed with the Company through the end of fiscal 2019 with certain exceptions.

The PRUs awarded in fiscal years 2015-2016 are based on a three-year performance period. The PRUs are eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance. Depending on our achievement of this metric, 0% to 133% of the target shares was eligible to be earned at the end of the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the TSR goal for our company as compared to the S&P 500 (the market-related component) in the subsequent fiscal years. If any target shares become eligible (the “eligible shares”) to be earned at the end of the fiscal year of grant as a result of achievement of the performance-related component, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the first and second fiscal years and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year if less than 100% of the TSR goal is achieved for the two-year period then ended) may be earned based on the achievement of the TSR goal for the first, second and third fiscal years FASC Topic 718 requires the fair value to be calculated at the grant date. Consistent with FASC Topic 718, the full grant date fair value for the market-related component, or the TSR adjustment, for the entire three-year performance cycle is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRUs were awarded in fiscal years 2015-2016.

The table below sets forth the grant date fair value (prior to any applicable modifications) determined in accordance with FASC Topic 718 principles established in fiscal years 2015-2017 for the performance-related component of these awards (i) based upon the probable outcome of the fiscal years 2015-2017 performance-related component as of the grant date, and (ii) based upon achieving the maximum level of performance under the fiscal years 2015-2017 performance-related component as of the grant date. Also set forth below are the grant date fair values pertaining to the market-related component or the TSR adjustment and significant inputs and assumptions used in the Monte Carlo model, determined upon grant in fiscal years 2015-2016, and which is not subject to probable or maximum outcome assumptions.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market- Related Component Grant Date Fair Value ($)
Scott C. Taylor	2017	2,866,870	8,600,609	N/A
	2016	1,814,793	2,584,234	1,943,033
	2015	1,427,183	1,860,935	1,399,199
Francis C. Rosch	2017	3,583,574	10,750,722	N/A
	2016	3,024,672	4,307,081	3,238,407
	2015	1,427,183	1,860,935	1,399,199
Michael A. Brown	2016	8,469,051	12,059,783	9,067,506
	2015	9,017,952	14,110,442	10,609,355
Thomas J. Seifert	2017	4,300,296	12,900,887	N/A
	2016	2,722,202	3,876,369	2,914,563
	2015	2,540,404	3,312,488	2,490,592

Grant Date	Grant Date Fair Value per Unit ($)	Volatility (%)	Risk-Free Interest Rate (%)
6/10/2014	25.08	26.20	0.84
9/24/2014	30.78	22.89	0.84
6/10/2015	27.03	22.55	1.07
6/10/2016	17.30
7/29/2016	20.55
8/10/2016	21.73

As described in footnote 1 above, we adjusted the performance metrics under our fiscal 2017 PRU grants on March 8, 2017. The incremental modification charges were based on the Company’s stock price on the date of the modification ($29.60) multiplied by the incremental expected achievement percentage multiplied by the number of granted units. Volatility and interest rate were not factors.

(3)	Represents the base salary earned by such executive since the closing of the Blue Coat acquisition. The fiscal 2017 annual base salary for Messrs. Clark, Noviello, and Fey was $1,000,000, $650,000 and $865,000, respectively. Mr. Fey’s annual base salary, initially set at $800,000 in August 2016, was increased to $865,000 effective February 1, 2017.
(4)	These amounts represent the incremental fair values of modified PRUs that were granted prior to and assumed by us at the closing of the Blue Coat acquisition. See footnote 1 for more information. Under SEC rules, we are required to disclose in the Stock Awards column the grant date fair value of each equity award computed in accordance with FASC 718. However, no grant date fair value was recorded by Symantec for these awards in accordance with FASC 718 because they were awarded by Blue Coat’s board of directors prior the closing of the Blue Coat acquisition. As a result, the amounts reported in the Stock Awards column above may understate the compensation awarded to these executive officers for fiscal 2017 because they do not include any grant date fair value for such awards. See the “Equity Grant Summary” table in in the CD&A section for more information about the estimated value of these awards.
(5)	Other than as described below, represents the executive officer’s annual bonus under the FY17 Executive Annual Incentive Plans, which was earned in fiscal 2017 and paid in fiscal 2018. Mr. Seifert received his FY17 Executive Annual Incentive Plan payment at 75% of target pursuant to the terms of the Symantec Executive Severance Plan.
(6)	Represents (a) $250,000 in bonus payment earned by Mr. Clark prior to the closing of the Blue Coat acquisition under Blue Coat’s Fiscal 2017 Bonus Plan, but paid by Symantec in October 2016, (b) $75,000 for reimbursement of Mr. Clark’s attorney’s fees in connection with the negotiation of his employment agreement with us, (c) $32,515 for dividend equivalent payments on stock awards, (d) $17,422 related to our provision of car and driver services for Mr. Clark in fiscal 2017 and (e) $5,000 of matching contributions to Mr. Clark’s account under our 401(k) plan.
(7)	Represents (a) $162,500 in bonus payment earned by Mr. Noviello prior to the closing of the Blue Coat acquisition under Blue Coat’s Fiscal 2017 Bonus Plan, but paid by Symantec in October 2016, (b) $5,417 for reimbursement for tax and financial services and (c) $4,823 of matching contributions to Mr. Noviello’s account under our 401(k) plan.
(8)	Represents (a) $125,000 in bonus payment earned by Mr. Fey prior to the closing of the Blue Coat acquisition under Blue Coat’s Fiscal 2017 Bonus Plan, but paid by Symantec in October 2016, and (b) $6,000 of matching contributions to Mr. Fey’s account under our 401(k) plan.
(9)	Mr. Rosch’s base annual salary increased from $525,000 to $700,000 during fiscal 2017 to compensate him for his expanded role and responsibilities following the LifeLock acquisition.
(10)	Represents (a) $440,020 for dividend equivalent payments on stock awards, (b) $8,063 of matching contributions to Mr. Rosch’s account under our 401(k) plan, (c) $7,907 for coverage of expenses related to attendance at the FY16 sales achiever’s trip and (d) $5,975 for reimbursement for tax and financial services.
(11)	Represents the executive officer’s annual bonus under the FY16 Executive Annual Incentive Plans, which was earned in fiscal 2016 and paid in fiscal 2017.
(12)	Represents (a) $55,763 for dividend equivalent payments on stock awards, (b) $23,853 for coverage of expenses related to attendance at the FY15 sales achiever’s trip, (c) $6,638 of matching contributions to Mr. Rosch’s account under our 401(k) plan, (d) $6,211 for spousal medical benefits, (e) $2,955 for reimbursement for tax services and (f) $1,914 in contributions to Mr. Rosch’s Company-sponsored life insurance policy.
(13)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plans for fiscal 2015, which was earned in fiscal 2015 and paid in fiscal 2016.
(14)	Represents (a) $32,030 for dividend equivalent payments on stock awards, (b) $12,145 for coverage of expenses related to attendance at the FY14 sales achiever’s trip, (c) $6,800 of matching contributions to Mr. Rosch’s account under our 401(k) plan, (d) $2,070 for spousal medical benefits, (e) $1,800 for reimbursement for tax services and (f) $40 for an appreciation award.
(15)	Represents an additional bonus paid to Messrs. Taylor and Seifert in fiscal 2017 in connection with their service as members of the Office of the President during the CEO transition process announced in April 2016.
(16)	Represents (a) $354,812 for dividend equivalent payments on stock awards, (b) $5,125 of matching contributions to Mr. Taylor’s account under our 401(k) plan, and (c) $3,525 for reimbursement for tax services.
(17)	Represents (a) $60,816 for dividend equivalent payments on stock awards, (b) $15,834 for reimbursement for tax services, (c) $6,188 of matching contributions to Mr. Taylor’s account under our 401(k) plan, (d) $2,335 in contributions to Mr. Taylor’s Company-sponsored life insurance policy and (e) $855 in contributions to Mr. Taylor’s Company-sponsored long term disability insurance.
(18)	Represents (a) $36,817 for dividend equivalent payments on stock awards, (b) $13,357 for reimbursement for tax services, (c) $7,688 of matching contributions to Mr. Taylor’s account under our 401(k) plan, (d) $4,284 for coverage of expenses related to attendance at the FY14 sales achiever’s trip and (e) $1,178 for membership fees.
(19)	Represents salary paid through the effective date of Mr. Brown’s resignation, August 1, 2016.

(20)	Represents incremental fair value of equity awards modified as a result of an amendment to Mr. Brown’s employment agreement on April 28, 2016. This amount relates to the accounting charges incurred for the acceleration of these equity awards. A description of the payments made to Mr. Brown upon termination of his employment can be found below under the section entitled “Potential Payments Upon Termination or Change-in-Control”.
(21)	Represents (a) $8,602,883 in severance payments made to Mr. Brown pursuant to his employment agreement, as amended, (b) $2,666,997 for dividend equivalent payments on stock awards, (c) $17,521 of COBRA premium reimbursements, (d) $10,000 for reimbursements for tax and financial services and (d) $450 for membership fees. For more information regarding Mr. Brown’s severance arrangement, see Potential Payments Upon Termination or Change-In-Control, below.
(22)	Represents (a) $26,593 for dividend equivalent payments on stock awards, (b) $15,834 for reimbursement for tax and financial services, (c) $6,000 of matching contributions to Mr. Brown’s account under our 401(k) plan, (d) $5,612 in contributions to Mr. Brown’s Company sponsored life insurance policy and (e) $410 for membership fees.
(23)	Represents (a) $12,000 of matching contributions to Mr. Brown’s account under our 401(k) plan and (b) $10,000 for reimbursement for tax services.
(24)	Represents (a) $245,689 for dividend equivalent payments on stock awards and (b) $6,600 of matching contributions to Mr. Seifert’s account under our 401(k) plan.
(25)	Represents (a) $176,942 in relocation expenses incurred in fiscal 2016, (b) $25,835 for reimbursement for tax services, (c) $9,930 for dividend equivalent payment on stock awards, (d) $6,000 of matching contributions to Mr. Seifert’s account under our 401(k) plan, (e) $2,877 in contributions to Mr. Seifert’s Company-sponsored life insurance plan and (f) $855 in contributions under Mr. Seifert’s Company-sponsored long term disability plan.
(26)	Represents (a) $154,730 in relocation expenses incurred in fiscal 2015, (b) $11,400 of matching contributions to Mr. Seifert’s account under our 401(k) plan and (c) $7,925 for reimbursement for tax services.

The following table shows for the fiscal year ended March 31, 2017 certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2017

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)						All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date(1)		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)		Units (#)		Options (#)	Awards ($/Sh)	Awards ($)(4)
Gregory C. Clark	08/01/16	(5)	500,000	666,667	1,000,000											—
		(6)					(7)		(7)		(7)		(4)	—	—		(7)
		(6)				—		—		—			(8)	—	—		(8)
Nicholas R. Noviello	08/01/16	(5)	112,927	430,200	903,419	—		—		—				—	—	—
		(6)					(7)		(7)		(7)		(4)	—	—		(7)
		(6)				—		—		—			(9)	—	—		(9)
Michael D. Fey	08/01/16	(5)	214,089	815,579	1,712,715	—		—		—				—	—	—
		(6)					(7)		(7)		(7)		(4)	—	—		(7)
		(6)				—		—		—			(10)	—	—		(10)
Francis C. Rosch	06/10/16		146,899	559,614	1,175,190	—		—		—		88,776	(11)	—	—	1,535,825
	06/10/16					—		207,143		621,429				—	—	4,503,289
Scott C. Taylor	06/10/16		133,810	509,752	1,070,479	—		—		—		71,021	(12)	—	—	1,228,663
	06/10/16					—		165,715		497,145		—		—	—	3,602,644
Former Officers
Michael A. Brown	04/26/16		—	—	—	—		—		—			(13)	—	—	591,567
Thomas J. Seifert	06/10/16		189,000	720,000	1,512,000	—		—		—		106,531	(14)	—	—	1,842,986
	06/10/16					—		248,527		745,716		—		—	—	5,403,956

(1)	Represents grant date of stock awards, except for Messrs. Clark, Noviello and Fey (see footnotes 5 through 10).
(2)	Represents threshold, target and maximum payouts with respect to each applicable metric under the FY17 Executive Annual Incentive Plans.
(3)	The amounts shown in these rows reflect, in share amounts, the threshold, target, and maximum potential eligible shares to be earned (based on performance for the fiscal 2018 period) at the end of fiscal 2018 or fiscal 2019, as applicable, as further described in the CD&A section beginning on page 11. In June 2016 Messrs. Rosch, Taylor and Seifert were awarded a PRU under the 2013 Equity Incentive Plan, eligible to be earned based on a target for non-GAAP operating income margin in fiscal 2017, with no threshold. Our Compensation Committee subsequently modified the PRUs in fiscal 2017 to provide that they would be eligible to be earned if we achieve at least 50% of the target level non-GAAP operating income at the end of fiscal 2018, with a threshold award equal to 50% of the target eligible shares and a maximum award equal to 300% of the target eligible shares. For additional details on the grant date fair value of the PRUs, see footnotes 1, 2 and 4 to the Summary Compensation Table, above.

(4)	The amount in the Grant Date Fair Value column was determined in accordance with FASC 718 and includes the incremental fair value associated with the modification to the PRUs in fiscal 2017, as further described in footnotes 1, 4 and 20 to the Summary Compensation Table above.
(5)	Represents pro-rated cash incentive opportunity from the closing of the Blue Coat acquisition through the end of fiscal 2017 under the FY17 Executive Annual Incentive Plan.
(6)	In anticipation of the closing of the Blue Coat acquisition Messrs. Clark, Fey and Noviello were granted additional equity awards by Blue Coat, comprised of both RSUs and PRUs, under the Blue Coat, Inc. 2016 Equity Incentive Plan, which were assumed by Symantec at the closing and which are settled in shares of Symantec common stock.
(7)	The PRU awards were designed to mirror the terms of the PRUs granted to the NEOs and subsequently modified during fiscal 2017 as further described in footnote 3 to this table. No grant date fair value was recorded by Symantec for these awards in accordance with FASC 718 because they were awarded by Blue Coat prior the closing of the Blue Coat acquisition. See footnotes 1 and 4 to the Summary Compensation Table above, as well as the “Equity Incentive Awards” subsection of the CD&A section, including the “Equity Grant Summary” table, for more information about these awards and the estimated value of such awards. The table below sets forth the threshold, target and maximum shares under assumed Blue Coat PRUs (in the aggregate for each executive officer listed):

Name	Threshold (#)	Target (#)	Maximum (#)
Gregory C. Clark	—	961,670	2,885,010
Michael D. Fey	—	643,392	1,930,176
Nicholas R. Noviello	—	242,774	728,322

(8)	The RSUs granted to Mr. Clark by Blue Coat settle in the following amounts and according to the following vesting schedules: (1) 412,143 shares, with 30% vesting in August 2017, 30% vesting in August 2018 and 40% vesting in August 2019 and (2) 867,052 shares, with 50% vested in November 2016 and 50% to vest in November 2017. See footnotes 1 and 4 to the Summary Compensation Table above, as well as the “Equity Incentive Awards” subsection of the CD&A section, including the “Equity Grant Summary” table, for more information about these awards and the estimated value of such awards.
(9)	The RSUs granted to Mr. Noviello by Blue Coat settle in the following amounts and according to the following vesting schedules: (1) 104,046 shares, with 30% vesting in August 2017, 30% vesting in August 2018 and 40% vesting in August 2019; and (2) 128,612 shares, vesting quarterly over two years from August 2016 through August 2019. See footnotes 1 and 4 to the Summary Compensation Table above, as well as the “Equity Incentive Awards” subsection of the CD&A section, including the “Equity Grant Summary” table, for more information about these awards and the estimated value of such awards.
(10)	These RSUs granted to Mr. Fey by Blue Coat settle as to 275,739 shares with 30% vesting in August 2017, 30% vesting in August 2018 and 40% vesting in August 2019. See footnotes 1 and 4 to the Summary Compensation Table above, as well as the “Equity Incentive Awards” subsection of the CD&A section, including the “Equity Grant Summary” table, for more information about these awards and the estimated value of such awards.
(11)	These RSUs settle as to 88,776 shares and vests as follows: 83% vested on December 1, 2016 and 17% to vest on June 1, 2019.
(12)	These RSUs settle as to 71,021 shares and vest as follows: 30% to vest approximately 1 year from grant date, 30% to vest approximately 2 years from grant date. The remaining 40% will vest approximately 3 years from grant date.
(13)	Represents incremental fair value of equity awards modified as a result of an amendment to Mr. Brown’s employment agreement on April 28, 2016. A description of the payments made to Mr. Brown upon termination of his employment can be found below under the section entitled “Potential Payments Upon Termination or Change in Control.
(14)	These RSUs settle as to 106,531 shares and vests as follows: 30% to vest approximately 1 year from grant date, 30% to vest approximately 2 years from grant date. The remaining 40% will vest approximately 3 years from grant date. See “Potential Payments Upon Termination or Change in Control” below for more information regarding Mr. Seifert’s grants.

For a summary of the terms of the FY17 Executive Annual Incentive Plans, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A) — Other Benefits — Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change-in-Control” below.

The following table shows for the fiscal year ended March 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

Outstanding Equity Awards At Fiscal Year-End 2017

	Option Awards							Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($)*
Gregory S. Clark		(1)	1,127,370	2,737,901	(2)	6.73	9/9/2025
Gregory S. Clark		(1)						152,028	(3)	4,664,219
Gregory S. Clark		(1)						260,115	(4)	7,980,328	606,936	(6)	18,620,796
Gregory S. Clark		(1)						433,526	(5)	13,300,578	354,734	(6)	10,883,239
Nicholas R. Noviello		(1)	694,701	787,482	(2)	8.35	1/27/2026
Nicholas R. Noviello		(1)						80,382	(7)	2,466,120	242,774	(6)	7,448,306
Nicholas R. Noviello		(1)						104,046	(8)	3,192,131
Michael D. Fey		(1)	758,807	1,842,818	(2)	6.73	9/9/2025
Michael D. Fey		(1)						102,329	(9)	3,139,454	404,624	(6)	12,413,864
Michael D. Fey		(1)						173,410	(10)	5,320,219	238,768	(6)	7,325,402
Francis C. Rosch	9/10/2010		28,000	—		10.86	9/10/2017
Francis C. Rosch	6/10/2011		40,000	—		14.50	6/10/2018
Francis C. Rosch	5/20/2013							5,112	(11)	56,836
Francis C. Rosch	6/10/2013							2,088	(11)	64,060
Francis C. Rosch	10/10/2013							9,933	(12)	304,744
Francis C. Rosch	2/10/2014							10,831	(13)	332,295
Francis C. Rosch	6/10/2014							18,594	(14)	570,464
Francis C. Rosch	6/10/2015							55,906	(15)	1,715,196	145,915	(16)	4,476,672
Francis C. Rosch	6/10/2016							15,091	(17)	462,992	207,143	(6)	6,355,147
Scott C. Taylor	5/20/2013							6,135	(12)	188,222
Scott C. Taylor	2/10/2014							10,831	(13)	332,295
Scott C. Taylor	6/10/2014							18,594	(14)	570,464
Scott C. Taylor	6/10/2015							33,543	(18)	1,029,099	87,548	(16)	2,685,973
Scott C. Taylor	6/10/2016							71,021	(19)	2,178,924	165,715	(6)	5,084,136
Michael A. Brown
Thomas J. Seifert

*	The market value of the equity awards that have not vested is calculated by multiplying the number of unites that have not vested by the closing price of our common stock on March 31, 2017, which was $30.68
(1)	Represents an equity award previously granted by Blue Coat and assumed by Symantec upon the closing of the Blue Coat acquisition. Upon assumption, by their terms, these awards converted into the right to receive shares of our common stock, subject to applicable service or performance-based vesting conditions.
(2)	Unvested options vest in equal installments monthly on the first of each month ending on August 1, 2018.
(3)	Of the total shares underlying this award, 45,609 shares vest on August 1, 2017, 45,608 shares vest on August 1, 2018 and 60,811 shares vest on August 1, 2019.
(4)	Of the total shares underlying this award, 78,035 shares vest on August 1, 2017, 78,034 shares vest on August 1, 2018 and 104,046 shares to vest on August 1, 2019.
(5)	All of the shares underlying this award vest on November 1, 2017.
(6)	Vests on 3/30/2018 based on, and subject to further adjustment as a result of, the achievement of non-GAAP operating income for fiscal 2018. The number of shares and the payout value for the fiscal 2017 PRUs set forth above reflect the target potential payout which represents 100% of the target number of PRUs. Any achievement above 250% of target will be paid at the end of fiscal 2019, subject to certain restrictions. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(7)	The shares underlying this award vest in equal quarterly installments beginning on August 1, 2016 and ending on June 1, 2018.
(8)	Of the total shares underlying this award, 31,214 shares vest on August 1, 2017, 31,214 shares vest on August 1, 2018 and 41,618 shares vest on August 1, 2019.
(9)	Of the total shares underlying this award, 30,699 shares vest on August 1, 2017, 30,699 shares vest on August 1, 2018 and 40,931 shares vest on August 1, 2019.
(10)	Of the total shares underlying this award, 52,023 shares vest on August 1, 2017, 52,023 shares vest on August 1, 2018 and 69,364 shares vest on August 1, 2019.
(11)	Remaining shares vested on June 1, 2017.
(12)	Remaining shares to vest on September 1, 2017.
(13)	Remaining shares to vest on March 1, 2018.
(14)	9,297 shares vested on June 1, 2017 and 9,297 shares to vest on June 1, 2018.
(15)	23,960 shares vested on June 1, 2017 and 31,946 shares to vest on June 1, 2018.
(16)	Vests on 3/30/2018 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our company as compared to the S&P 500. The number of shares and the payout value for the fiscal 2016 PRUs set forth above reflect the maximum potential payout since Symantec’s performance during the two years ended March 31, 2017, the second measurement date of the three-year performance period has exceeded target levels. The maximum potential payout represents 121.8% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.
(17)	Remaining shares to vest on June 1, 2019.
(18)	14,376 vested on June 1, 2017 and 19,167 to vest on June 1, 2018.
(19)	21,307 vested on June 1, 2017, 21,306 to vest on June 1, 2018 and 28,408 to vest on June 1, 2019.

The following table shows for the fiscal year ended March 31, 2017, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gregory S. Clark	—	—	433,526	10,838,150
Michael D. Fey	79,287	1,945,708	—	—
Nicholas R. Noviello	—	—	48,230	1,237,905
Francis C. Rosch	—	—	211,765	5,197,689
Scott C. Taylor	72,000	1,338,334	120,878	3,081,219
Michael Brown	—	—	540,501	13,185,844
Thomas J. Seifert	—	—	174,676	4,556,655

Non-Qualified Deferred Compensation in Fiscal 2017

The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended March 31, 2017.

	Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Gregory C. Clark	—	—	—	—	—
Michael D. Fey	—	—	—	—	—
Nicholas R. Noviello	$16,249.98	—	$205.24	—	$16,455.22
Francis C. Rosch	$17,500.02	—	$3,980.26	—	$56,743.16
Scott Taylor	$45,000.00	—	$380.37	—	$45,380.37
Michael A. Brown	—	—	—	—	—
Thomas Seifert	—	—	—	—	—

In fiscal 2017, certain management employees on our U.S. payroll with a base salary of $180,000 or greater, including each of the named executive officers, are eligible to participate in the Symantec Corporation Deferred Compensation Plan. Prior to January 1, 2017, the plan provided the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year. Variable pay included annual incentive plan and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. Prior to January 1, 2017, the measurement funds available under the plan were substantially identical to the investment funds available under our 401(k) plan. Each participant may change their measurement fund selections on a daily basis. The plan required that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement to be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement is met, accumulated benefits in the accounts established prior to 2017 will be distributed according to the participant’s designated payment election.

Beginning January 1, 2017, the investment options within the Deferred Compensation Plan were expanded to include additional asset classes. Participants are still able to defer up to 75% of salary and 100% of annual incentive payments, but are now able to defer up to 100% of sales commissions as a separate election. Additionally, participants have the opportunity to elect each year whether to receive that year’s deferrals upon a specified date or upon termination of employment and the form of payment elected will be honored regardless of a participant’s length of service. Upon a change in control of Symantec, these new distribution accounts will be distributed in a lump sum if a participant separates within 24 months following the change in control.

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec. For information regarding potential payouts upon termination under the Deferred Compensation Plan, in which certain of executive officers participate, see “Non-Qualified Deferred Compensation in Fiscal 2017” above.

Symantec Executive Retention Plan

In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006, June 2007, April 2012 and February 2016. Under the terms of the plan, all equity compensation awards (including, among others, stock options, RSUs and PRUs) granted by the Company to the Company’s Section 16(b) officers (including our named executive officers) would become fully vested (at target or to the extent of achievement for PRUs) and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control. In the case of PRUs granted prior to fiscal 2017, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. In the case of the fiscal 2017 PRUs, PRUs will vest at target if the change in control occurs prior to the performance period and will vest as to actual earned shares if the change in control occurs following the performance period but before the excess vesting date. Additionally, in accordance with the terms of the PRU award agreement, in the case that an executive’s employment with the Company terminates by reason of the executive’s death, total and permanent disability or an involuntary termination by the Company other than for cause (as defined in the award agreement) after the end of the first year of the performance period but prior to the end of the performance period, then the executive will be entitled to payment of a prorated number of PRUs based on the number of months in the performance period during with the executive was employed by the Company, provided that the Company’s performance met at least the threshold level of the applicable performance metric during the first year of the performance period.

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

Blue Coat Executive Compensation Arrangements

In connection with the Blue Coat Acquisition, the Compensation Committee negotiated and we entered into “at will” employment agreements or offer letters with our CEO, CFO, and President and COO, confirming and documenting the terms and conditions of their employment (collectively, the “Blue Coat Executive Compensation Arrangements”). Bringing on these executive officers to lead the combined organization following the Blue Coat Acquisition was a critical factor in our Board’s decision to complete the Blue Coat Acquisition. As such, we believe that the terms and conditions of these employment agreements or offer letters were necessary to realize the full value we sought to obtain from the Blue Coat Acquisition and to induce these individuals to forego other opportunities. In filling these executive positions, our Board and the Compensation Committee were aware that it would be necessary to recruit candidates with the requisite experience and skills to manage the transition in our business in a dynamic and ever-changing industry while successfully completing the integration of the two companies and delivering the expected synergies and cost-savings therefrom. Accordingly, it recognized that it would need to develop competitive compensation packages to induce them to accept their offers of employment and be incentivized to drive the large-scale changes needed at our company. At the same time, the Compensation Committee was sensitive to the need to integrate new executive officers into the executive compensation structure that it was seeking to develop, balancing both competitive and internal equity considerations. Accordingly, we entered into the following Blue Coat Executive Compensation Arrangements:

•

For Mr. Clark, we entered into an employment agreement pursuant to which he would receive an annual base salary of $1,000,000 and be eligible to participate in the Symantec Executive Annual Incentive Plan with a target bonus amount of 100%. Mr. Clark was also granted by Blue Coat, prior to the Blue Coat Acquisition, (i) a grant of RSUs and PRUs equal to $15,000,000 on the date of grant, (ii) an additional grant of RSUs and PRUs, referred to above as the Price Adjustment RSUs and the Price Adjustment PRUs equal to $8,767,000 on the date of grant and (iii) a grant of RSUs, referred to above as the Retention Grant, equal to $15,000,000 on the date of grant. In connection with his compensation package, Mr. Clark’s options to purchase Blue Coat common stock were assumed by Symantec with new vesting schedule, vesting monthly over two years from the closing.

•

For Mr. Fey, we entered into an offer letter pursuant to which Mr. Fey would receive an annual base salary of $800,000 and be eligible to participate in the Symantec Executive Annual Incentive Plan with a target bonus amount of 150%. Mr. Fey’s annual base salary was increased to $865,000 effective February 1, 2017. Mr. Fey was also granted by Blue Coat, prior to the Blue Coat Acquisition, (i) a grant of RSUs and PRUs equal to $10,000,000 on the date of grant and (ii) an additional grant of RSUs and PRUs, referred to above as the Price Adjustment RSUs and the Price Adjustment PRUs equal to $5,901,000 on the date of grant.

•

For Mr. Noviello, we entered into an offer letter pursuant to which Mr. Noviello would receive an annual base salary of $650,000. Mr. Noviello was also granted by Blue Coat, prior to the Blue Coat Acquisition, (i) a grant of RSUs and PRUs equal to $6,000,000 on the date of grant and (ii) an additional grant of RSUs referred to above as the Price Adjustment RSUs equal to $2,225,000 on the date of grant.

Gregory C. Clark

The following table summarizes the value of the payouts to Mr. Clark pursuant to the Symantec Executive Retention Plan, the Symantec Executive Severance Plan and Mr. Clark’s employment agreement, assuming a qualifying termination as of March 31, 2017 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017 minus the exercise price):

	Severance Pay	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$2,019,755	$58,919,630	$12,247,110	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$2,000,000	$58,919,630	$23,890149	$27,167,178
Termination Without Cause	$2,019,755	$58,919,630	$12,247,110	—
Termination Due to Death or Disability	—	$58,919,630	$12,247,110	—

Nicholas R. Noviello

The following table summarizes the value of the payouts to Mr. Noviello pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 31, 2017 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017 minus the exercise price):

	Severance Pay	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$991,688	—	$2,270,792	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,300,000	$15,670,892	$5,210,091	$6,858,366
Termination Without Cause	$991,688	—	$2,270,792	—
Termination Due to Death or Disability	—	—	$2,270,792	—

Michael D. Fey

The following table summarizes the value of the payouts to Mr. Fey pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 31, 2017 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017 minus the exercise price):

	Severance Pay	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,495,722	—	—	—
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$2,162,500	$39,657,443	$7,789,627	$18,175,824
Termination Without Cause	$1,495,722	—	—	—
Termination Due to Death or Disability	—	—	—	—

Francis C. Rosch

The following table summarizes the value of the payouts to Mr. Rosch pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 31, 2017 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017):

	Severance Pay	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,138,749	—	—	$1,832,046
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,400,000	—	$3,320,929	$8,599,859
Termination Without Cause	$1,138,749	—	—	$1,832,046
Termination Due to Death or Disability	—	—	—	$1,832,046

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 31, 2017 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017):

	Severance Pay	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination Because of Market Conditions or Division Performance	$1,001,352	—	—	$1,099,222
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	$1,200,000	—	$3,958,503	$6,330,281
Termination Without Cause	$1,001,352	—	—	$1,099,222
Termination Due to Death or Disability	—	—	—	$1,099,222

Former Officers:

Michael A. Brown

As discussed above, in connection with the CEO transition process announced in April 2016, we entered into an amendment to Mr. Brown’s employment agreement on April 28, 2016 which governed the payouts to Mr. Brown upon his resignation on August 1, 2017. Under this agreement, Mr. Brown was entitled to the cash severance and equity acceleration benefits to which he would have been entitled under his employment agreement, prior to its amendment, had he been involuntarily terminated or resigned for Good Reason (as defined in the agreement), and provided that he would be entitled to receive his existing compensation through October 28, 2016, even if his employment terminated earlier. Mr. Brown resigned effective August 1, 2016.

The following table summarizes the value of payouts to Mr. Brown in accordance with his amended employment agreement. He received a severance payment equal to (a) three times (3x) his base salary and target bonus, (b) eligible family COBRA benefits for up to 18 months following his termination, (c) a pro-rated portion of his annual base salary between April 28, 2016 and October 28, 2016, (d) the prorated portion of Mr. Brown’s target bonus for fiscal 2017, (e) acceleration on Mr. Brown’s RSUs through October 28, 2016 and (f) vesting of any PRUs held by Mr. Brown pursuant to the applicable PRU agreement through October 28, 2016. The intrinsic values of equity awards set forth in the table below are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017.

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination	$8,602,883	$39,423	—	$1,108,468	$11,330,831

Thomas J. Seifert

The following table summarizes the value of the payouts to Mr. Seifert. In addition to the standard severance benefits pursuant to the Symantec Executive Severance Plan, Mr. Seifert received an additional cash severance payment of $1,800,000 as approved by the Compensation & Leadership Development Committee. The intrinsic values of equity awards set forth in the table below are based upon the closing price for a share of our common stock of $30.68 on March 31, 2017.

	Severance Pay	COBRA Premiums	Option Vesting	RSU Vesting	PRU Vesting
Involuntary Termination	$3,079,038	—	—	—	$6,393,303

Director Compensation

The following table provides information for fiscal year 2017 compensation for all of our non-employee directors:

Fiscal 2017 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)(2)		Stock Awards (#)(3)(4)		Total ($)
Frank E. Dangeard	85,013		275,000		360,013
Kenneth Y. Hao	15,023		275,000	(6)	290,023
David W. Humphrey	46,747	(5)	183,585		230,332
Geraldine B. Laybourne	65,012		275,000		340,012
David L. Mahoney	45,023		275,000	(6)	320,023
Robert S. Miller	105,013		275,000		380,013
Anita M. Sands	70,013		275,000		345,013
Daniel H. Schulman	180,013		275,000		455,013
V. Paul Unruh	95,013		275,000		370,013
Suzanne M. Vautrinot	20,023		275,000	(6)	295,023

(1)	Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Nominating and Governance Committee) or $25,000 (Audit Committee and Compensation Committee).
(2)	Includes cash payout of $12.98 for fractional share from stock awards granted to each non-employee director.
(3)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with FASC Topic 718 for awards granted during fiscal 2017.
(4)	Each non-employee director other than Mr. Humphrey was granted 16,233 RSUs on May 17, 2016, with a per-share fair value of $16.94 and an aggregate grant date fair value of $275,000. Mr. Humphrey, who joined our Board on August 1, 2016, was granted 8,475 RSUs on August 9, 2016, with a per-share fair value of $21.66 and an aggregate grant date fair value of $183,585, which represents a pro-rated portion of the annual RSU grant for his service in fiscal 2017.

(5)	Mr. Humphrey joined our Board on August 1, 2016 and received a pro-rated portion of the $50,000 annual cash retainer fee for his service on the Board and a pro-rated portion of the $20,000 annual cash retainer for his services on the Compensation Committee for fiscal 2017.
(6)	In lieu of cash, Messrs. Hao and Mahoney and Ms. Vautrinot each received 100% of his or her respective annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, each was granted 2,951 shares at a per share fair value of $16.94 and an aggregate grant date fair value of $50,000. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

The policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. Symantec does not pay employee directors for Board service in addition to their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from the Company. The Compensation Committee, which consists solely of independent directors, has the primary responsibility to review and consider any revisions to director compensation.

Director Stock Ownership Guidelines: Effective fiscal 2017, the Compensation Committee instituted the following revised stock ownership guidelines for our non-employee directors to better align our directors’ interests with those of our stockholders:

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

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” on page 42 of this Annual Report on Form 10-K.

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal 2017 as follows:

•	$50,000 annual cash retainer;

•	$15,000 annual fee for committee membership ($20,000 for Audit Committee membership);

•	$25,000 annual fee for chairing a committee of the Board ($15,000 for chairing the Nominating and Governance Committee); and

•	$100,000 annual fee for the Lead Independent Director/Independent Chairman.

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

Annual Equity Awards. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock under the 2013 Plan, having a fair market value on the grant date equal to a pre-determined dollar value, which was $235,000. The restricted stock awards for fiscal year 2016 were granted on May 19, 2015 and are fully vested. Effective for fiscal 2017, the value of the restricted stock award under this policy was increased to $275,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of June 30, 2017, with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing on page 31 of this Annual Report on Form 10-K and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 610,990,648 shares of Symantec common stock outstanding as of June 30, 2017 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before August 29, 2017 (within 60 days of June 30, 2017) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owner
Capital World Investors (1)	66,441,047	10.9%
Vanguard Group Inc. (2)	61,583,993	10.1%
Franklin Mutual Advisors, LLC (3)	41,305,074	6.8%
BlackRock, Inc. (4)	39,562,423	6.5%
Directors and Executive Officers
Gregory S. Clark (5)	4,593,111	*
Michael D. Fey (6)	1,385,581	*
Nicholas R. Noviello (7)	968,062	*
Michael Brown **(8)	431,606	*
David L. Mahoney	174,979	*
Francis C. Rosch (9)	155,956	*
Scott C. Taylor	154,910	*
Daniel H. Schulman	144,545	*
Robert S. Miller	135,513	*
Geraldine B. Laybourne	120,727	*
Frank E. Dangeard	95,426	*
V. Paul Unruh	75,267	*
Anita M. Sands	45,386	*
Roxane Divol	42,194	*
Thomas J. Seifert ** (8)	41,374	*
Suzanne M. Vautrinot	32,825	*
Kenneth Y. Hao	29,418	*
Amy Cappellanti-Wolf	22,097	*
David W. Humphrey	18,630	*
All current Symantec executive officers and directors as a group (10)	8,194,627	1.3%

*	Less than 1%.
**	Former officer.
(1)	Based solely on a Schedule 13G filing made by Capital World Investors on February 10, 2017, reporting sole voting and dispositive power over the shares. This stockholder’s address is 333 South Hope Street, Los Angeles, CA 90071.
(2)	Based solely on a Schedule 13G/A filing made by the Vanguard Group on June 10, 2017, reporting sole voting and dispositive power over the shares. This stockholder’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(3)	Based solely on a Schedule 13G/A filing made by the Franklin Mutual Advisers, LLC on February 7, 2017, reporting sole voting and dispositive power over the shares. This stockholder’s address is 101 John F. Kennedy Parkway, Short Hills, NJ 07078.
(4)

Based solely on a Schedule 13G/A filing made by the BlackRock, Inc. on January 27, 2017, reporting sole voting and dispositive power over the shares. This stockholder’s address is 55 East 52nd Street, New York, NY 10055.

(5)	Includes 207,907 shares held by the T.R. 01/29/2016 Gregory S. Clark Living Trust for which Mr. Clark exercises voting and dispositive power, 2,121,613 shares held by GSC-OZ Investment LLC for which Mr. Clark exercises voting and dispositive power, 1,932,635 shares subject to options that will be exercisable as of August 29, 2017 and 123,644 shares issuable upon the settlement of RSUs as of August 29, 2017.
(6)	Includes 1,300,812 shares subject to options that will be exercisable as of August 29, 2017 and 82,722 shares issuable upon the settlement of RSUs as of August 29, 2017.
(7)	Includes 926,314 shares subject to options that will be exercisable as of August 29, 2017 and 31,214 shares issuable upon the settlement of RSUs as of August 29, 2017.
(8)	Beneficial ownership data is current through the date of such former officer’s departure.
(9)	Includes 40,000 shares subject to options that will be exercisable as of August 29, 2017.
(10)	Includes 4,199,761 shares subject to options that will be exercisable as of August 29, 2017.

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of March 31, 2017:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	140,426		$13.13	85,324,824	(1)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	140,426		$13.13	85,324,824

(1)	Represents 59,931 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 209,599 shares remaining available for future issuance under Symantec’s 2002 Executive Officer’s Stock Purchase Plan, 38,965,625 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan and 46,095,669 shares remaining available for future issuance as stock options under our 2013 Plan.
(2)	Excludes outstanding options to acquire 19,390,010 shares as of March 31, 2017 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $8.91 as of March 31, 2017. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plan themselves, and therefore, no further options may be granted under these acquired-company plans.

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

Certain Related Person Transactions

Investments by Firms Affiliated with our Directors

On February 3, 2016, Symantec entered into an investment agreement with investment entities affiliated with Silver Lake, relating to the issuance to Silver Lake of $500 million principal amount of 2.5% convertible unsecured notes, due 2021. In connection with the investment, Kenneth Y. Hao, a managing partner and managing director of Silver Lake, was appointed to our Board.

On June 12, 2016, Symantec entered into an investment agreement with investment entities affiliated with Silver Lake and Bain Capital relating to the issuance of $1.25 billion aggregate principal amount of 2.0% convertible unsecured notes due 2021. Pursuant to the investment agreement, Silver Lake, a private equity firm of which Mr. Hao is a managing partner and managing director, has agreed to purchase $500 million aggregate principal amount of the notes, and Bain Capital, private equity firm of which Mr. Humphrey is a managing director, has agreed to purchase $750 million aggregate principal amount of the notes. The transactions contemplated by this investment agreement closed concurrently with the closing of the Blue Coat acquisition on August 1, 2016. In connection with the investment, David W. Humphrey, a managing director of Bain Capital, was appointed to our Board.

The 2.5% convertible unsecured notes, due 2021 (the “2.5% Notes”), bear interest at a rate of 2.5% per annum. The 2.0% convertible unsecured notes, due 2021 (the “2.0% Notes” and, together with the 2.5% Notes, collectively, the “Notes”), bear interest at a rate of 2.0% per annum. Interest is payable semiannually in cash under the Notes. The initial conversion rate for the 2.5% Notes was 59.6341 shares of our common stock, and cash in lieu of fractional shares, per $1,000 principal amount of the 2.5% Notes, which was equivalent to an initial conversion price of approximately $16.77 per share of common stock. The initial conversion rate for the 2.0% Notes was 48.9860 shares of our common stock, and cash in lieu of fractional shares, per $1,000 principal amount of the 2.0% Notes, which was equivalent to an initial conversion price of approximately $20.41 per share of common stock. The conversion rates under the Notes are subject to customary anti-dilution adjustments. Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes.

As of March 31, 2017, $1.75 billion in aggregate principal amount of the Notes was outstanding. During fiscal 2017, we paid an aggregate of $20.66 million in interest on the Notes.

Symantec also entered into a Registration Rights Agreement pursuant to which holders of the Notes have certain registration rights with respect to the Notes and the shares of our common stock issuable upon conversion of the Notes.

Reinvestment Agreements with our Executive Officers

On June 12, 2016, we entered into reinvestment agreements with Mr. Clark and GSC-OZ Investment LLC, an entity controlled by Mr. Clark, pursuant to which the parties agreed to purchase, in the aggregate, 2,329,520 shares our common stock for an aggregate purchase price of $40,300,696. On August 1, 2016, we issued and sold these shares to Mr. Clark and GSC-OZ Investment LLC. The agreements provide that, in the aggregate, 207,907 of such shares will vest monthly until October 30, 2019, subject to Mr. Clark’s continued service to the Company, and that all of the shares are subject to transfer restrictions until August 1, 2018 but may be released from such restrictions on or after August 1, 2017 if our common stock achieves a specified volume weighted average trading price over a defined period as set forth in the agreements.

On June 12, 2016, we entered into a reinvestment agreement with each of Mr. Fey and Mr. Noviello pursuant to which each of Mr. Fey and Mr. Noviello agreed not to transfer certain shares of common stock to be issued upon exercise of options held by Mr. Fey and Mr. Noviello until such shares may be released from such restrictions on or after August 1, 2017 if our common stock achieves a specified volume weighted average trading price over a defined period as set forth in the agreements.

Board Independence

It is the policy of the Board and NASDAQ’s rules require that listed companies have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our Chief Executive Officer, Gregory S. Clark, is an independent director, and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and our company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following current directors and director nominees are independent: Frank E. Dangeard, Kenneth Y. Hao, David W. Humphrey, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Anita M. Sands, Daniel H. Schulman, V. Paul Unruh and Suzanne M. Vautrinot.

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

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during fiscal years 2017 and 2016. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2017 and 2016 for each of the following categories of services are as follows:

Fees Billed to Symantec	2017	2016
Audit fees(1)	$9,985,434	$21,972,001
Audit related fees(2)	620,565	1,431,411
Tax fees(3)	1,701,011	284,052
All other fees(4)	142,519	61,131

Total fees	$12,449,529	$23,748,595

The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Exchange Act, and these categories include in particular the following components:

(1) “Audit fees” include fees for audit services principally related to the year-end examination and the quarterly reviews of Symantec’s consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, audit services performed in connection with our acquisitions and divestitures and statutory audit fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 25th day of July 2017.

SYMANTEC CORPORATION

By	/s/ Nicholas R. Noviello
Nicholas R. Noviello
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.04	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X