Form 10-Q
period 2017-06-30
SYMANTEC CORP
filed 2017-08-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of July 28, 2017 was 612,800,923 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	June 30, 2017	March 31, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,306	$4,247
Accounts receivable, net	468	649
Other current assets	399	428
Total current assets	3,173	5,324
Property and equipment, net	895	937
Intangible assets, net	2,892	3,004
Goodwill	8,638	8,627
Equity investments	158	158
Other long-term assets	112	124
Total assets	$15,868	$18,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121	$180
Accrued compensation and benefits	206	272
Current portion of long-term debt	—	1,310
Deferred revenue	2,329	2,353
Income taxes payable	22	30
Other current liabilities	443	477
Total current liabilities	3,121	4,622
Long-term debt	6,202	6,876
Long-term deferred revenue	465	434
Deferred income tax liabilities	2,332	2,401
Long-term income taxes payable	261	251
Other long-term obligations	98	103
Total liabilities	12,479	14,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; 21 shares issued; 0 outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000,000 shares authorized; 610,991 and 608,019 shares issued and outstanding, respectively	4,273	4,236
Accumulated other comprehensive income	10	12
Accumulated deficit	(894)	(761)
Total stockholders’ equity	3,389	3,487
Total liabilities and stockholders’ equity	$15,868	$18,174

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	June 30, 2017	July 1, 2016
Net revenues	$1,175	$884
Cost of revenues	257	149
Gross profit	918	735
Operating expenses:
Sales and marketing	433	291
Research and development	233	170
General and administrative	149	84
Amortization of intangible assets	59	14
Restructuring, transition and other	88	70
Total operating expenses	962	629
Operating income (loss)	(44)	106
Interest income	6	5
Interest expense	(84)	(27)
Other income (expense), net	(12)	13
Income (loss) from continuing operations before income taxes	(134)	97
Income tax expense (benefit)	(24)	31
Income (loss) from continuing operations	(110)	66
Income (loss) from discontinued operations, net of income taxes	(23)	69
Net income (loss)	$(133)	$135

Income (loss) per share - basic:
Continuing operations	$(0.18)	$0.11
Discontinued operations	$(0.04)	$0.11
Net income (loss) per share - basic	$(0.22)	$0.22

Income (loss) per share - diluted:
Continuing operations	$(0.18)	$0.11
Discontinued operations	$(0.04)	$0.11
Net income (loss) per share - diluted	$(0.22)	$0.22

Weighted-average shares outstanding:
Basic	609	613
Diluted	609	620
Cash dividends declared per common share	$0.075	$0.075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	June 30, 2017	July 1, 2016
Net income (loss)	$(133)	$135
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(2)	(24)
Unrealized loss on available-for-sale securities	—	(1)
Other comprehensive income (loss), net of taxes	(2)	(25)
Comprehensive income (loss)	$(135)	$110
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	June 30, 2017	July 1, 2016
OPERATING ACTIVITIES:
Net income (loss)	$(133)	$135
(Income) loss from discontinued operations, net of income taxes	23	(69)
Adjustments to continuing operating activities:
Depreciation and amortization, including debt issuance costs and discounts	191	72
Stock-based compensation expense	147	49
Deferred income taxes	(62)	33
Other	14	27
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	188	244
Accounts payable	(32)	(63)
Accrued compensation and benefits	(68)	(52)
Deferred revenue	(21)	(139)
Income taxes	40	(940)
Other assets	3	(2)
Other liabilities	(39)	(35)
Net cash provided by (used in) continuing operating activities	251	(740)
Net cash used in discontinued operating activities	(38)	(30)
Net cash provided by (used in) operating activities	213	(770)
INVESTING ACTIVITIES:
Additions to property and equipment	(47)	(22)
Payments for acquisitions, net of cash acquired	(8)	—
Proceeds from maturities and sales of short-term investments	—	30
Other	1	7
Net cash provided by (used in) investing activities	(54)	15
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(2,010)	(17)
Proceeds from issuance of debt, net of issuance costs	—	994
Net proceeds from sales of common stock under employee stock benefit plans	11	1
Tax payments related to restricted stock units	(61)	(24)
Dividends and dividend equivalents paid	(66)	(68)
Other	—	10
Net cash provided by (used in) financing activities	(2,126)	896
Effect of exchange rate fluctuations on cash and cash equivalents	26	(16)
Change in cash and cash equivalents	(1,941)	125
Beginning cash and cash equivalents	4,247	5,983
Ending cash and cash equivalents	$2,306	$6,108
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$39	$953
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
On August 1, 2016, we completed our acquisition of Blue Coat, Inc. (“Blue Coat”). On February 9, 2017, we completed our acquisition of LifeLock, Inc. (“LifeLock”). Blue Coat and LifeLock have been included in our consolidated results of operations since their respective acquisition dates.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three month ended periods in this report relate to fiscal periods ended June 30, 2017 and July 1, 2016. The three months ended June 30, 2017 and July 1, 2016 each consisted of 13 weeks. Our 2018 fiscal year consists of 52 weeks and ends on March 30, 2018.
Recently adopted authoritative guidance
Employee Stock-Based Compensation. In the first quarter of fiscal 2018, we adopted new guidance to simplify accounting for share-based payment transactions. Prior to adoption, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable. As a result of the new guidance, we now recognize excess tax benefits in the current accounting period. In addition, we elected to continue to estimate forfeitures rather than record the forfeitures as they occur. We adopted the change in accounting method using the modified retrospective method. We also elected to retrospectively apply the change in presentation of excess tax benefits recognized on stock-based compensation expense in our Condensed Consolidated Statements of Cash Flows from financing activities to operating activities. The cumulative effect of adopting the new accounting guidance was not material.
There have been no other material changes in our significant accounting policies as of and for the three months ended June 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Note 2. Segment Information
We have the following two reporting segments, which are the same as our operating segments:

•
Enterprise Security. Our Enterprise Security segment protects organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our threat protection products, information protection products, cyber security services, website security and advanced web and cloud security offerings. Our enterprise endpoint and network security and management offerings support evolving endpoints and networks, providing advanced threat protection while helping reduce cost and complexity. These solutions are delivered through various methods, such as software, appliance, Software-as-a-Service (“SaaS”) and managed services.

•
Consumer Digital Safety. Our Consumer Digital Safety segment focuses on providing a Digital Safety solution to protect information, devices, networks and the identities of consumers. This platform includes our Norton-branded services, which provide multi-layer security and identity protection on major desktop and mobile operating systems, to defend against increasingly complex online threats to individuals, families and small businesses. With the addition of LifeLock-branded identity protection services, we are accelerating our leadership in Consumer Digital Safety to protect all aspects of the consumer’s digital life.

Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers (“CODM”), comprised of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), use operating segment financial information to evaluate segment performance and to allocate resources.

There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016
Total Segments:
Net revenues	$1,175	$884
Operating income	$324	$253
Enterprise Security:
Net revenues	$646	$481
Operating income	$94	$28
Consumer Digital Safety:
Net revenues	$529	$403
Operating income	$230	$225
We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist of stock-based compensation expense, amortization of intangible assets, restructuring, transition and other charges, and acquisition and integration costs.
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016
Total segment operating income	$324	$253
Reconciling items:
Stock-based compensation expense	147	49
Amortization of intangible assets	114	20
Restructuring, transition and other	88	70
Acquisition and integration costs	19	8
Total consolidated operating income (loss) from continuing operations	$(44)	$106
Note 3. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share are computed on the basis of the weighted-average number of shares of common stock outstanding during the period. In the first quarter of fiscal 2017, diluted net income (loss) per share also includes the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include the dilutive effect of the shares’ underlying outstanding stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRUs”), Employee Stock Purchase Plan (“ESPP”) and convertible notes. See Note 10 for more information on our stock-based compensation.

The components of net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share data)	June 30, 2017	July 1, 2016
Income (loss) from continuing operations	$(110)	$66
Income (loss) from discontinued operations, net of income taxes	(23)	69
Net income (loss)	$(133)	$135
Income (loss) per share - basic:
Continuing operations	$(0.18)	$0.11
Discontinued operations	$(0.04)	$0.11
Net income (loss) per share - basic	$(0.22)	$0.22
Income (loss) per share - diluted:
Continuing operations	$(0.18)	$0.11
Discontinued operations	$(0.04)	$0.11
Net income (loss) per share - diluted	$(0.22)	$0.22

Weighted-average shares outstanding - basic	609	613
Dilutive potential shares	—	7
Weighted-average shares outstanding - diluted	609	620
The following have been excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive:

	As of
(In millions)	June 30, 2017	July 1, 2016
Convertible shares	91	—
RSUs and PRUs	33	2
Stock options and ESPP	20	—
Total	144	2
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on earnings when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. During the three months ended June 30, 2017, the conversion feature of both notes was anti-dilutive due to a loss from continuing operations.
Note 4. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs and liabilities consist primarily of severance, facilities, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and consulting and disentanglement costs to prune selected lines of business that do not fit either our growth, margin or strategic objectives. Facilities costs, which are also included in other exit and disposal costs, generally include rent expense and lease termination costs, less estimated sublease income. Transition costs primarily consist of consulting charges associated with the implementation of new enterprise resource planning systems and costs to automate business processes. Restructuring, transition and other costs are managed at the corporate level and are not allocated to our reportable segments. See Note 2 for information regarding the reconciliation of total segment operating income to total consolidated operating income (loss).
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”). We expect to reduce headcount and close certain facilities in connection with the restructuring plan. We expect total costs incurred in connection with the Fiscal 2017 Plan to range between $430 million and $480 million, of which approximately $185 million to $195 million is expected to be for severance and termination benefits and $205 million to $230 million is expected to be for other exit and disposal costs primarily consisting of contract termination and relocation costs and advisory fees. The remainder is expected to be in the form of asset write-offs. These actions are expected to be completed in fiscal 2018. As of June 30, 2017, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2022. Additionally, we expect continuing significant transition costs associated with the implementation of a new enterprise resource planning system and costs to automate business processes.

Restructuring, transition and other costs summary
For the three months ended June 30, 2017 we incurred the following restructuring, transition and other costs:

(In millions)	June 30, 2017
Severance and termination costs	$27
Other exit and disposal costs	32
Asset write-offs	1
Transition costs	28
Total restructuring, transition and other	$88
Restructuring liabilities summary
As of June 30, 2017 and March 31, 2017, the restructuring liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.

(In millions)	Balance as of March 31, 2017	Costs, Net of Adjustments	Cash Payments	Non-Cash Charges	Balance as of June 30, 2017	Cumulative Incurred to Date for FY17 Plan
Severance and termination costs	$20	$27	$(32)	$—	$15	$103
Other exit and disposal costs	26	32	(20)	(7)	31	111
Asset write-offs	—	1	—	(1)	—	24
Total	$46	$60	$(52)	$(8)	$46	$238
Note 5. Income Taxes
The following table summarizes our effective tax rate for income (loss) from continuing operations for the periods presented:

	Three Months Ended
(In millions, except percentages)	June 30, 2017	July 1, 2016
Income (loss) from continuing operations before income taxes	$(134)	$97
Income tax expense (benefit)	$(24)	$31
Effective tax rate	18%	32%
Our effective tax rate for loss from continuing operations for the three months ended June 30, 2017 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
Our effective tax rate for income from continuing operations for the three months ended July 1, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the research and development tax credit, partially offset by state income taxes.
For the three months ended June 30, 2017, we recorded income tax expense on discontinued operations of $41 million. For the three months ended July 1, 2016, we recorded income tax expense on discontinued operations of $16 million. See Note 12 for further details regarding discontinued operations.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $12 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Consumer Digital Safety	Enterprise Security	Total
Net balance as of March 31, 2017	$2,549	$6,078	$8,627
Acquisitions	2	5	7
Translation adjustments	1	3	4
Net balance as of June 30, 2017	$2,552	$6,086	$8,638
Intangible assets, net

	June 30, 2017			March 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,650	$(382)	$1,268	$1,646	$(322)	$1,324
Developed technology	1,007	(284)	723	1,006	(229)	777
Finite-lived trade names and other	46	(28)	18	46	(26)	20
Total finite-lived intangible assets	2,703	(694)	2,009	2,698	(577)	2,121
Indefinite-lived trade names	864	—	864	864	—	864
In-process research and development	19	—	19	19	—	19
Total intangible assets	$3,586	$(694)	$2,892	$3,581	$(577)	$3,004
As of June 30, 2017, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	June 30, 2017
Remainder of 2018	$337
2019	428
2020	407
2021	296
2022	235
Thereafter	306
Total	$2,009

Note 7. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	June 30, 2017	March 31, 2017	Effective Interest Rate
2.75% Senior Notes due June 15, 2017	$—	$600	2.79%
Senior Term Loan A-1 due May 10, 2019	800	1,000	LIBOR plus (1)
Senior Term Loan A-2 due August 1, 2019	800	800	LIBOR plus (1)
Senior Term Loan A-3 due August 1, 2019	200	200	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	1,710	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	6,300	8,310
Less: Unamortized discount and issuance costs	(98)	(124)
Total debt	6,202	8,186
Less: Current portion	—	(1,310)
Total long-term portion	$6,202	$6,876

(1)
The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.50% to 1.75% based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and our underlying loan agreements.

The future maturities of debt by fiscal year are as follows as of June 30, 2017:

(In millions)	June 30, 2017
Remainder of 2018	$—
2019	—
2020	1,800
2021	1,250
2022	1,750
Thereafter	1,500
Total future maturities of debt	$6,300
Debt repayments
We prepaid principal amounts of $1.2 billion of our Senior Term Loan A-5 and $200 million of our Senior Term Loan A-1 during the first quarter of fiscal 2018. In addition, during the first quarter of fiscal 2018, the $600 million principal balance of our 2.75% Senior Notes due June 15, 2017 matured and was settled by a cash payment.
Note 8. Fair Value Measurements
Assets measured and recorded at fair value on a recurring basis
Our cash equivalents consist primarily of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. Our short-term investments consist of investment securities with original maturities greater than three months and marketable equity securities, and are included in our other current assets in the Condensed Consolidated Balance Sheets.

The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2017			March 31, 2017
(In millions)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$480	$480	$—	$1,183	$1,183	$—
Non-negotiable certificates of deposit	39	39	—	15	15	—
Level 1 (Quoted prices in active markets for identical assets):
Money market	1,298	1,298	—	2,532	2,532	—
U.S. government securities	102	102	—	94	94	—
Marketable equity securities	8	—	8	9	—	9
Total level 1	1,408	1,400	8	2,635	2,626	9
Level 2 (Significant other observable inputs):
U.S. agency securities	64	64	—	75	75	—
Commercial paper	323	323	—	348	348	—
Total level 2	387	387	—	423	423	—
Total	$2,314	$2,306	$8	$4,256	$4,247	$9
There were no transfers between fair value measurement levels during the three months ended June 30, 2017.
Fair value of debt
As of June 30, 2017 and March 31, 2017, the total fair value of our debt was $6.4 billion and $8.3 billion, respectively, based on Level 2 inputs.
Note 9. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended
(In millions, except per share data)	June 30, 2017	July 1, 2016
Dividends declared and paid	$46	$46
Dividend equivalents paid	20	22
Total dividends and dividend equivalents paid	$66	$68
Cash dividends declared per common share	$0.075	$0.075
Our RSUs and PRUs are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.
On August 2, 2017, we declared a cash dividend of $0.075 per share of common stock to be paid on September 13, 2017 to all stockholders of record as of the close of business on August 21, 2017. All shares of common stock issued and outstanding and all shares of unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board.

Stock repurchase program
As of June 30, 2017, the remaining balance of our share repurchase authorization is $800 million and does not have an expiration date.
Accelerated stock repurchase agreement
During the fourth quarter of fiscal 2017, we entered into an accelerated stock repurchase (“ASR”) agreement with financial institutions to repurchase an aggregate of $500 million of our common stock. Pursuant to the ASR agreement, we made an upfront payment of $500 million to the financial institutions and received and retired an initial delivery of 14.2 million shares of our common stock. In the first quarter of fiscal 2018, we completed the ASR and received and retired an additional delivery of 2.2 million shares of our common stock. The total shares received and retired under the terms of the ASR agreement were 16.4 million, with an average price paid per share of $30.51.
Changes in accumulated other comprehensive income by component
Components of accumulated other comprehensive income, on a net of tax basis, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Total
Balance as of March 31, 2017	$7	$5	$12
Other comprehensive loss before reclassifications	(2)	—	(2)
Balance as of June 30, 2017	$5	$5	$10
Note 10. Stock-Based Compensation
Stock-based compensation expense
The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016
Cost of revenues	$6	$3
Sales and marketing	43	14
Research and development	41	15
General and administrative	57	17
Total stock-based compensation expense	147	49
Tax benefit associated with stock-based compensation expense	(51)	(15)
Total net stock-based compensation expense	$96	$34

The following table summarizes additional information related to our stock-based compensation:

	Three Months Ended
(In millions, except per grant data)	June 30, 2017	July 1, 2016
Restricted stock units:
Weighted-average fair value per grant	$29.91	$17.30
Awards granted	7.1	8.5
Total fair value of awards released	$170	$77
Total unrecognized compensation expense	$370	$273
Weighted-average remaining vesting period	2.0 years	2.2 years
Performance-based restricted stock units:
Weighted-average fair value per grant	$33.96	$17.30
Awards granted	2.5	1.3
Total fair value of awards released	$21	$2
Total unrecognized compensation expense	$191	$44
Weighted-average remaining vesting period	1.4 years	1.5 years
Stock options:
Total intrinsic value of stock options exercised	$17	$—
Total unrecognized compensation expense	$119	$—
Weighted-average remaining vesting period	1.4 years	—
Note 11. Commitments and Contingencies
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
In connection with the sale of our former information management business (“Veritas”), we assigned several leases to Veritas Technologies LLC or its related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
EDS & NDI
On January 24, 2011, a class action lawsuit was filed against us and our previous e-commerce vendor Digital River, Inc.; the lawsuit alleged violations of California’s Unfair Competition Law, the California Legal Remedies Act and unjust enrichment related to prior sales of Extended Download Service (“EDS”) and Norton Download Insurance (“NDI”). On March 31, 2014, the U.S. District Court for the District of Minnesota certified a class of all people who purchased these products between January 24, 2005 and March 10, 2011. In August 2015, the parties executed a settlement agreement pursuant to which we would pay the plaintiffs $30 million, which we accrued. On October 8, 2015, the Court granted preliminary approval of the settlement, which was subsequently paid into escrow by us. The Court granted final approval on April 22, 2016, and entered judgment in the case. Objectors to the settlement have appealed to the Eighth Circuit Court of Appeals (“Eighth Circuit”), challenging the Court’s approval of the settlement, and the decision granting approval was affirmed by the Eighth Circuit on April 28, 2017. The time for the objectors to appeal the Eighth Circuit’s ruling has now expired without any appeal being filed. This matter is therefore now closed.
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
Note 12. Discontinued Operations
On January 29, 2016, we completed the sale of Veritas. The results of Veritas are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods.

The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes:

	Three Months Ended
(In millions)	June 30, 2017	July 1, 2016
Net revenues	$19	$72
Cost of revenues	(3)	(3)
Operating expenses	(1)	(24)
Gain on sale of Veritas	3	38
Other income, net	—	2
Income from discontinued operations before income taxes	18	85
Income taxes expense	41	16
Income (loss) from discontinued operations, net of income taxes	$(23)	$69
During the first quarter of fiscal 2017, we received an additional payment which represented a purchase price adjustment for the sale of Veritas.
Note 13. Subsequent Events
In June 2017 and July 2017, we entered into definitive agreements to acquire Fireglass, Ltd. (“Fireglass”) and Skycure, Ltd. (“Skycure”), respectively. Both acquisitions closed in our second quarter of fiscal 2018. The consideration for the acquisitions of Fireglass and Skycure was approximately $225 million and $205 million, respectively, and primarily consisted of cash.
On August 2, 2017, we entered into a definitive agreement to sell our website security and related public key infrastructure products to Thoma Bravo, LLC’s portfolio company DigiCert, Inc. (“DigiCert”). We expect to receive approximately $950 million in upfront cash proceeds and approximately a 30% equity interest in the common stock of the DigiCert business. The transaction, which has been unanimously approved by our Board of Directors, is expected to be completed in our third quarter of fiscal 2018, subject to the satisfaction of customary closing conditions. We expect that effective in our second quarter of fiscal 2018, the financial results of our website security business will be presented as discontinued operations on the Condensed Consolidated Statements of Income when we meet the criteria for the website security business to be classified as held for sale on our Condensed Consolidated Balance Sheets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and of our restructurings, our intent to pay quarterly cash dividends in the future, the actions we intend to take as part of our new strategy, the expected impact of our new strategy and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 31, 2017 and in Part II Item 1A, of this quarterly report on Form 10-Q. We encourage you to read those sections carefully.
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

Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended June 30, 2017 (“Q1FY18”) and July 1, 2016 (“Q1FY17”), both consisted of 13 weeks. Our 2018 fiscal year consists of 52 weeks and ends on March 30, 2018.
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
Our financial highlights and results of operations
Our financial highlights and results of operations discuss our business and overall analysis of financial and other highlights affecting the company and analyze our financial results comparing Q1FY18 to Q1FY17. This interim Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
The results of our former information management business (“Veritas”) are presented as discontinued operations in our Condensed Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods. The following discussion relates to our current segment reporting structure and our continuing operations unless stated otherwise.
Our operating segments
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. Our operating segments are: Enterprise Security and Consumer Digital Safety.

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

For further description of our operating segments see Note 2 to the Condensed Consolidated Financial Statements.

Financial highlights and business trends
The following charts provide an overview of key financial metrics in millions, except for percentage of revenues.
Here are our key financial results for continuing operations:

•
Revenue increased by 33%, driven by a 34% and 31% increase in revenue from our Enterprise Security and Consumer Digital Safety segments, respectively, primarily due to the acquisitions of Blue Coat, Inc. (“Blue Coat”) and LifeLock, Inc. (“LifeLock”).

•
Our gross margin decreased five percentage points primarily due to $53 million of revenue we excluded as a result of the revaluations of LifeLock and Blue Coat deferred revenue to fair value at the time of the acquisitions and increased amortization expense of $49 million primarily related to the acquired Blue Coat and LifeLock intangible assets.

•
Our operating margin decreased sixteen percentage points primarily due to increased stock-based compensation expense and amortization of intangible assets of $95 million and $45 million, respectively. These increases were due in large part to the assumption of equity awards and amortization of intangible assets acquired in connection with the Blue Coat and LifeLock acquisitions.

•	Cash paid for income taxes decreased $914 million, primarily due to the one-time payment during Q1FY17 related to the gain on sale from the divestiture of Veritas during fiscal 2016.

•	During Q1FY18, we repaid debt totaling $2.0 billion as part of our plan to deleverage our balance sheet.
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
Revenue increased $165 million, or 34% primarily due to revenue from sales of Blue Coat network protection products, which were absent in Q1FY17. Due to the revaluation of deferred revenue to the fair value at the time we acquired Blue Coat, we excluded $23 million of revenue we otherwise would have recognized in Q1FY18. Operating income increased $66 million, or 236%, primarily due to the contribution of the Blue Coat acquisition and a reduction in expenses from ongoing cost savings initiatives.
Consumer Digital Safety Segment
Our Consumer Digital Safety segment focuses making it simple for customers to be productive and protected at home and at work. The following tables are in millions except for percentage of revenues.
Revenue increased $126 million, or 31%, primarily due to revenue from sales of LifeLock products, which were absent in Q1FY17. Due to the revaluation of deferred revenue to fair value at the time we acquired LifeLock, we excluded $30 million of revenue we otherwise would have recognized in Q1FY18. While the trend of declining revenues from sales of Norton-branded products continued in Q1FY18, we continued to benefit from the shift to subscription-based contracts and combined packaging of consumer products, resulting in a lower decline in Q1FY18 as compared to Q1FY17. Our operating income remained relatively flat due to a relatively lower operating margin from LifeLock products.

Net revenues by geographic region
Revenue by country as presented below is based on the billing location of the customer.

Total:	$884	million	Total:	$1,175	million
Note: Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $11 million for Q1FY18 as compared to Q1FY17. Our percentage of revenues from the Americas increased primarily as a result of LifeLock sales which are entirely U.S. based.
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
Cost of revenues
Cost of revenues consists primarily of technical support costs, costs of billable services, fees to original equipment manufacturers under revenue-sharing agreements, hardware costs, and fulfillment costs, as well as intangible asset amortization expense, and is presented below in millions except for percentage of revenues.
Our cost of revenues increased $108 million primarily due to costs related to sales of the acquired Blue Coat and LifeLock products, including $49 million of increased amortization expense primarily related to the acquired Blue Coat and LifeLock intangible assets.

Operating expenses
The following charts are in millions except for percentage of revenues.
In general, our operating expenses increased in Q1FY18 compared to Q1FY17 as a result of increased headcount and facility costs associated with the acquisitions of Blue Coat and LifeLock during fiscal 2017.
Sales and marketing expense increased $142 million primarily as a result of increased expenses from the Blue Coat and LifeLock acquisitions, which included increases of $64 million of advertising and promotional expense, largely related to LifeLock, and $29 million of stock-based compensation expense. These increases were partially offset by a reduction of expenses from ongoing cost savings initiatives.
Research and development expense increased $63 million primarily as a result of increased expenses from the Blue Coat and LifeLock acquisitions, which included an increase of $26 million of stock-based compensation expense. These increases were partially offset by a reduction of expenses from ongoing cost savings initiatives.
General and administrative expense increased $65 million primarily as a result of increased expenses from the Blue Coat and LifeLock acquisitions, which included an increase of $40 million of stock-based compensation expense. These increases were partially offset by a reduction of expenses from ongoing cost savings initiatives.
Our stock-based compensation expense included in operating expenses increased $95 million, primarily due to the equity awards assumed in the Blue Coat and LifeLock acquisitions and the expected level of achievement for performance-based restricted stock units (“PRUs”). Our stock-based compensation expense will continue to fluctuate in future periods as a result of a number of factors including the achievement levels of PRU performance conditions.
Amortization of intangible assets increased $45 million primarily due to the intangible assets acquired in the Blue Coat and LifeLock acquisitions.
Restructuring, transition and other
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with the restructuring plan. These actions are expected to be completed in fiscal 2018. On an annual basis, we expect this restructuring plan to generate net cost efficiencies and cost synergies which, when completed, will favorably impact our continuing operating expenses under our commitment to realize cost savings of $580 million, including cost synergies from the Blue Coat and LifeLock acquisitions. In connection with this restructuring plan, we expect to incur approximately $195 million to $245 million in expenses in the remaining quarters of fiscal 2018.
Additionally, we expect continuing significant transition costs associated with the implementation of a new enterprise resource planning system and costs to automate business processes. See Note 4 to the Condensed Consolidated Financial Statements for further information on our restructuring, transition and other costs.
Non-operating expense, net
The following charts are in millions.
Non-operating expense, net, increased $81 million primarily driven by an increase in interest expense of $57 million, mainly related to our increased borrowings subsequent to Q1FY17. See Note 7 to the Condensed Consolidated Financial Statements for more information about our debt. In addition, non-operating expense, net, further increased by $15 million resulting from a net foreign currency remeasurement loss for Q1FY18 compared to a net gain for Q1FY17.
Provision for income taxes
The following charts are in millions except for percentages.
Our effective tax rate for loss from continuing operations for Q1FY18 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation as a result of the new accounting guidance, partially offset by permanent differences.
Our effective tax rate for income from continuing operations for Q1FY17 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, domestic manufacturing incentives and the research and development tax credit, partially offset by state income taxes.
For the three months ended June 30, 2017, we recorded income tax expense on discontinued operations of $41 million. For the three months ended July 1, 2016, we recorded income tax expense on discontinued operations of $16 million. See Note 12 for further details regarding discontinued operations.

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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $12 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Sources and uses of cash
We have historically relied on cash flow from operations, borrowings under credit facilities, issuances of debt and equity securities, and the sale of a business, for our liquidity needs. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $2.3 billion, of which $8 million is included in our other current assets. We also have an unused credit facility of $1.0 billion resulting in a liquidity position of approximately $3.3 billion. As of June 30, 2017, $1.5 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed such portion of these funds to support our operations in the U.S.
Our principal cash requirements primarily consist of acquisitions, operating expenses and working capital, payment of taxes, capital expenditures, payment of principal and interest on debt, and restructuring, transition and integration costs. Also, we may engage, from time to time, in the open market purchase of our notes prior to their maturity. Furthermore, our capital allocation strategy contemplates a quarterly cash dividend. In addition, we regularly evaluate our ability to repurchase shares of our common stock.
Cash flows
The following charts summarize cash provided by (used in) our Condensed Consolidated Statements of Cash Flows for Q1FY17 and Q1FY18, in millions.
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
The change in cash from continuing operating activities in Q1FY18 compared to Q1FY17 was primarily due to decreased tax payments of $914 million related to income taxes paid in Q1FY17 and increased changes in working capital in Q1FY18, partially offset by lower income from continuing operations, adjusted for non-cash items.

Restructuring Plan. We initiated a restructuring plan in Q1FY17 to reduce complexity by means of long-term structural improvements. We expect to reduce headcount and close certain facilities in connection with this restructuring plan. The total remaining cash payments in connection with the restructuring plan are expected to be approximately $235 million to $270 million. These actions are expected to be completed in fiscal 2018. See Note 4 to the Condensed Consolidated Financial Statements for more information on our restructuring plans.
Continuing investing activities
Our investing cash flows consist primarily of capital expenditures and investment purchases and proceeds. The change in continuing investing activities in Q1FY18 compared to Q1FY17 was primarily due to reduced proceeds from maturities and sales of short-term investments of $30 million and increased additions to property and equipment of $25 million.
Short-term investments. In order to achieve greater investment diversification and higher yields while maintaining our objectives of preservation of capital, liquidity, and safety, we plan to maintain our increased holdings of short-term investments.
Fireglass and Skycure acquisitions. In June 2017 and July 2017, we entered into definitive agreements to acquire Fireglass, Ltd. (“Fireglass”) and Skycure, Ltd. (“Skycure”), respectively. Both acquisitions closed in July 2017, subsequent to Q1FY18. The consideration for the acquisitions of Fireglass and Skycure was approximately $225 million and $205 million, respectively, and primarily consisted of cash.
Sale of Website Security business. On August 2, 2017, we entered into a definitive agreement to sell our website security and related public key infrastructure products to Thoma Bravo, LLC’s portfolio company DigiCert, Inc. (“DigiCert”). We expect to receive approximately $950 million in upfront cash proceeds and approximately a 30% equity interest in the common stock of the DigiCert business. The sale is expected to close in our third quarter of fiscal 2018, subject to the satisfaction of customary closing conditions. The transaction proceeds, net of expected taxes and expenses, are expected to be used to repay debt.
Continuing financing activities
Our financing cash flows consist primarily of issuances and repayments of debt, payment of dividends and dividend equivalents to stockholders, and tax payments related to the settlement of restricted stock units (“RSUs”). The change in continuing financing activities in Q1FY18 compared to Q1FY17 was primarily due to increased repayments on debt of $2.0 billion, reduced borrowings of $994 million and increased tax payments related to the settlement of RSUs of $37 million.
Borrowings. Proceeds from and repayments of borrowings fluctuate from year to year based on the amounts paid to fund acquisitions, and debt repayments. The charts below set forth total debt issued, repaid and the amount of unused credit facility for Q1FY17 and Q1FY18, in millions.
As a part of our plan to deleverage our balance sheet, we may from time to time in the future make optional repayments of our debt obligations, which may include repurchases of our outstanding debt, depending on various factors, such as market conditions.
Interest payments on $2.3 billion of our variable-rate borrowings are subject to change based on market interest rates.
See Note 7 to the Condensed Consolidated Financial Statements for further information on our debt repayments and borrowings.
Dividends. On August 2, 2017, we declared a cash dividend of $0.075 per share of common stock to be paid on September 13, 2017, to all stockholders of record as of the close of business on August 21, 2017. All shares of common stock issued and outstanding and all shares of unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board.
See Note 9 to the Condensed Consolidated Financial Statements for more information on our share repurchases and dividends and dividend equivalents.

Contractual obligations
Except for the repayment of our Senior Notes, settlement of our Senior Term Facility, and related interest payments on borrowings, there were no significant changes during the three months ended June 30, 2017 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
The table below sets forth these changes as of June 30, 2017, but does not update the other line items in the contractual obligations table that appear in the section of our Annual Report on Form 10-K described above:

	Payments Due by Fiscal Period
(In millions)	Total	Remainder of 2018	2019 - 2020	2021 - 2022	Thereafter
Debt (1)	$6,300	$—	$1,800	$3,000	$1,500
Interest payments on debt (2)	968	156	382	230	200
Total	$7,268	$156	$2,182	$3,230	$1,700

(1)	See Note 7 to the Condensed Consolidated Financial Statements for further information on our debt.

(2)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of June 30, 2017. See Note 7 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended June 30, 2017, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Recently issued authoritative guidance not yet adopted
Revenue Recognition - Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to receive in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In March 2016, the FASB clarified implementation guidance on principal versus agent considerations. In April 2016, the FASB issued guidance related to identifying performance obligations and licensing which reduces the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.
The new guidance may be applied retrospectively to each prior period presented (“retrospective”) or retrospectively with cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective”). We expect to adopt the new standard on a modified retrospective basis in our first quarter of fiscal 2019. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
There have been no significant changes in our interest rate risk exposures during the three months ended June 30, 2017, as compared to the interest rate risk exposures discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Foreign currency exchange rate risk
Compared to March 31, 2017, as of June 30, 2017, the hypothetical change in value in our forward exchange contracts for a 10% change in exchange rates has increased by $30 million. For further discussion about market risk related to changes in currency exchange rates, see Part I, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (“SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. There have been no material changes in our risks from such description.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended June 30, 2017, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 28, 2017	—	$—	—	$800
April 29, 2017 to May 26, 2017	2.2	$30.51	2.2	$800
May 27, 2017 to June 30, 2017	—	$—	—	$800
Total number of shares repurchased	2.2		2.2

(1)
Represents shares related to our accelerated stock repurchase (“ASR”) agreement. In March 2017, we entered into an ASR agreement with financial institutions to repurchase an aggregate of $500 million of our common stock. During the fourth quarter of fiscal 2017, we made an upfront payment of $500 million to the financial institutions pursuant to the ASR agreement, and received and retired an initial delivery of 14.2 million shares of our common stock. In May 2017, we completed the repurchase and received an additional 2.2 million shares of our common stock. The total shares received and retired under the terms of the ASR agreement were 16.4 million, with an average price paid per share of $30.51.

Item 6. Exhibits
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Gregory S. Clark
Gregory S. Clark Chief Executive Officer and Director

By:	/s/ Nicholas R. Noviello
Nicholas R. Noviello Executive Vice President and Chief Financial Officer

August 4, 2017

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
3.01	Bylaws, as amended, of Symantec Corporation.	10-K	000-17781	3.05	5/19/2017
10.01*	FY18 Executive Annual Incentive Plan - Chief Executive Officer.					X
10.02*	FY18 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.					X
10.03*	Form of FY17 Amended and Restated Symantec Corporation Performance Based Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.					X
10.04*	Form of FY18 Symantec Corporation Performance Based Restricted Stock Unit Award Agreement under 2013 Equity Incentive Plan.					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.