Form 10-Q
period 2017-12-29
SYMANTEC CORP
filed 2018-02-02
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of January 26, 2018 was 621,538,648 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended December 29, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts which are reflected in thousands, and par value per share amounts)

	December 29, 2017	March 31, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,142	$4,247
Short-term investments	390	9
Accounts receivable, net	666	649
Other current assets	369	419
Total current assets	3,567	5,324
Property and equipment, net	838	937
Intangible assets, net	2,754	3,004
Goodwill	8,318	8,627
Equity investments	332	158
Other long-term assets	171	124
Total assets	$15,980	$18,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181	$180
Accrued compensation and benefits	215	272
Current portion of long-term debt	—	1,310
Deferred revenue	2,151	2,353
Income taxes payable	186	30
Other current liabilities	368	477
Total current liabilities	3,101	4,622
Long-term debt	5,587	6,876
Long-term deferred revenue	579	434
Deferred income tax liabilities	618	2,401
Long-term income taxes payable	1,051	251
Other long-term obligations	86	103
Total liabilities	11,022	14,687
Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value: 1,000 shares authorized; 21 shares issued; 0 outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000,000 shares authorized; 621,351 and 608,019 shares issued and outstanding as of December 29, 2017 and March 31, 2017, respectively	4,507	4,236
Accumulated other comprehensive income	15	12
Retained earnings (accumulated deficit)	436	(761)
Total stockholders’ equity	4,958	3,487
Total liabilities and stockholders’ equity	$15,980	$18,174

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net revenues	$1,209	$1,041	$3,624	$2,904
Cost of revenues	249	235	768	594
Gross profit	960	806	2,856	2,310
Operating expenses:
Sales and marketing	372	377	1,239	1,006
Research and development	225	204	699	574
General and administrative	122	131	431	360
Amortization of intangible assets	52	43	166	91
Restructuring, transition and other costs	93	67	278	201
Total operating expenses	864	822	2,813	2,232
Operating income (loss)	96	(16)	43	78
Interest income	5	5	16	14
Interest expense	(58)	(55)	(199)	(134)
Gain on divestiture	658	—	658	—
Other income (expense), net	4	5	(16)	28
Income (loss) from continuing operations before income taxes	705	(61)	502	(14)
Income tax expense (benefit)	(606)	(5)	(683)	45
Income (loss) from continuing operations	1,311	(56)	1,185	(59)
Income from discontinued operations, net of income taxes	31	102	12	96
Net income	$1,342	$46	$1,197	$37

Income (loss) per share - basic:
Continuing operations	$2.12	$(0.09)	$1.93	$(0.10)
Discontinued operations	$0.05	$0.16	$0.02	$0.16
Net income per share - basic	$2.17	$0.07	$1.95	$0.06

Income (loss) per share - diluted:
Continuing operations	$1.97	$(0.09)	$1.78	$(0.10)
Discontinued operations	$0.05	$0.16	$0.02	$0.16
Net income per share - diluted (1)	$2.01	$0.07	$1.80	$0.06

Weighted-average shares outstanding:
Basic	619	620	614	618
Diluted	667	620	665	618
Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225

(1)	Net income per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net income	$1,342	$46	$1,197	$37
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	6	6	4	(16)
Reclassification adjustments for net loss included in net income	8	—	5	—
Net foreign currency translation adjustments	14	6	9	(16)
Unrealized loss on available-for-sale securities:
Unrealized loss	(2)	(2)	(2)	(3)
Reclassification adjustment for gain included in net income	(4)	—	(4)	—
Net unrealized loss on available-for-sale securities	(6)	(2)	(6)	(3)
Other comprehensive income (loss), net of taxes	8	4	3	(19)
Comprehensive income	$1,350	$50	$1,200	$18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 29, 2017	December 30, 2016
OPERATING ACTIVITIES:
Net income	$1,197	$37
Income from discontinued operations, net of income taxes	(12)	(96)
Adjustments to continuing operating activities:
Depreciation and amortization, including debt issuance costs and discounts	526	356
Stock-based compensation expense	448	231
Deferred income taxes	(1,821)	33
Gain on divestiture	(658)	—
Other	43	43
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(38)	114
Accounts payable	5	(72)
Accrued compensation and benefits	(53)	(10)
Deferred revenue	187	(71)
Income taxes	945	(981)
Other assets	(3)	16
Other liabilities	(85)	(60)
Net cash provided by (used in) continuing operating activities	681	(460)
Net cash provided by (used in) discontinued operating activities	3	(104)
Net cash provided by (used in) operating activities	684	(564)
INVESTING ACTIVITIES:
Additions to property and equipment	(105)	(57)
Payments for acquisitions, net of cash acquired	(402)	(4,533)
Purchases of short-term investments	(408)	—
Proceeds from maturities and sales of short-term investments	25	31
Proceeds from divestitures, net of cash contributed	946	7
Other	(20)	2
Net cash provided by (used in) investing activities	36	(4,550)
FINANCING ACTIVITIES:
Repayments of debt and other obligations	(2,640)	(62)
Proceeds from issuance of debt, net of issuance costs	—	4,993
Net proceeds from sales of common stock under employee stock benefit plans	83	53
Tax payments related to restricted stock units	(97)	(50)
Dividends and dividend equivalents paid	(163)	(173)
Payment for dissenting LifeLock shareholder settlement	(68)	—
Other	—	10
Net cash provided by (used in) financing activities	(2,885)	4,771
Effect of exchange rate fluctuations on cash and cash equivalents	60	(65)
Change in cash and cash equivalents	(2,105)	(408)
Beginning cash and cash equivalents	4,247	5,983
Ending cash and cash equivalents	$2,142	$5,575
Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$200	$1,044

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
On October 31, 2017, we completed the sale of our website security (“WSS”) and public key infrastructure (“PKI”) solutions to Thoma Bravo, LLC’s portfolio company DigiCert Parent Inc. (“DigiCert”). The results of operations of our WSS and PKI solutions prior to the divestiture are reported in our consolidated results of operations through October 31, 2017. See Note 6 for more information on the divestiture.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The results of operations for the three and nine months ended December 29, 2017, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month periods in this report relate to fiscal periods ended December 29, 2017 and December 30, 2016. The nine months ended December 29, 2017 and December 30, 2016 each consisted of 39 weeks. Our 2018 fiscal year consists of 52 weeks and ends on March 30, 2018.
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
There have been no other material changes in our significant accounting policies as of and for the nine months ended December 29, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Note 2. Segment Information
We have the following two reporting segments, which are the same as our operating segments:

•
Enterprise Security. Our Enterprise Security segment solutions protect organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our endpoint protection products, endpoint management products, messaging protection products, information protection products, cyber security services, website security (through October 31, 2017) and advanced web and cloud security offerings. See Note 6 for more information on our divestiture of our WSS and PKI solutions on October 31, 2017. Our enterprise endpoint, network security and management offerings support evolving endpoints and networks, providing advanced threat protection while helping reduce cost and complexity. These products and solutions are delivered through various methods, such as software, appliance, virtual appliance, Software-as-a-Service (“SaaS”) and managed services.

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
There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reporting segments:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Total Segments:
Net revenues	$1,209	$1,041	$3,624	$2,904
Operating income	$438	$271	$1,161	$773
Enterprise Security:
Net revenues	$625	$644	$1,957	$1,699
Operating income	$136	$58	$377	$111
Consumer Digital Safety:
Net revenues	$584	$397	$1,667	$1,205
Operating income	$302	$213	$784	$662
We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist of stock-based compensation expense; amortization of intangible assets; restructuring, transition and other costs; and acquisition-related costs.
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Total segment operating income	$438	$271	$1,161	$773
Reconciling items:
Stock-based compensation expense	125	97	448	231
Amortization of intangible assets	111	94	341	183
Restructuring, transition and other costs	93	67	278	201
Acquisition-related costs	13	29	51	80
Total consolidated operating income (loss) from continuing operations	$96	$(16)	$43	$78
Note 3. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the three and nine months ended December 30, 2016, as there was a loss from continuing operations in the periods and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Income (loss) from continuing operations	$1,311	$(56)	$1,185	$(59)
Income from discontinued operations, net of income taxes	31	102	12	96
Net income	$1,342	$46	$1,197	$37
Income (loss) per share - basic:
Continuing operations	$2.12	$(0.09)	$1.93	$(0.10)
Discontinued operations	$0.05	$0.16	$0.02	$0.16
Net income per share - basic	$2.17	$0.07	$1.95	$0.06
Income (loss) per share - diluted:
Continuing operations	$1.97	$(0.09)	$1.78	$(0.10)
Discontinued operations	$0.05	$0.16	$0.02	$0.16
Net income per share - diluted (1)	$2.01	$0.07	$1.80	$0.06

Weighted-average shares outstanding - basic	619	620	614	618
Dilutive potentially issuable shares:
Convertible debt	33	—	33	—
Employee equity awards	15	—	18	—
Weighted-average shares outstanding - diluted	667	620	665	618

Anti-dilutive shares excluded from diluted net income per share calculation:
Convertible debt	—	91	—	91
Employee equity awards	1	46	1	46
Total	1	137	1	137

(1)	Net income per share amounts may not add due to rounding.
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
Note 4. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs and liabilities consist primarily of severance, facilities, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. In addition, transition costs include expenses associated with divestitures of our product lines. Restructuring, transition and other costs are managed at the corporate level and are not allocated to our reportable segments. See Note 2 for information regarding the reconciliation of total segment operating income to total consolidated operating income (loss).
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”). We have reduced headcount and closed certain facilities in connection with the Fiscal 2017 Plan and expect additional headcount reductions and facilities closures. We expect to incur additional costs of between $70 million and $90 million in connection with the Fiscal 2017 Plan primarily consisting of severance and termination benefits and facilities exit costs. These actions are expected to be completed in the first half of fiscal 2019. As of December 29, 2017, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2022.

Restructuring, transition and other costs summary
Our restructuring, transition and other costs are presented in the table below:

(In millions)	Three Months Ended December 29, 2017	Nine Months Ended December 29, 2017
Severance and termination benefit costs	$11	$50
Other exit and disposal costs (benefit)	(2)	15
Asset write-offs	9	18
Transition costs	75	195
Total	$93	$278
Restructuring summary
Our restructuring activities related to the Fiscal 2017 Plan are presented in the table below:

(In millions)	Balance as of March 31, 2017	Costs, Net of Adjustments	Cash Payments	Non-Cash Charges	Balance as of December 29, 2017	Cumulative Incurred to Date
Severance and termination benefit costs	$20	$50	$(58)	$—	$12	$126
Other exit and disposal costs	26	15	(22)	(7)	12	94
Total	$46	$65	$(80)	$(7)	$24	$220
The restructuring liabilities are included in accounts payable, other current liabilities and other long-term obligations in our Condensed Consolidated Balance Sheets.
Note 5. Income Taxes
The following table summarizes our effective tax rate for income (loss) from continuing operations for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Income (loss) from continuing operations before income taxes	$705	$(61)	$502	$(14)
Income tax expense (benefit)	$(606)	$(5)	$(683)	$45
Effective tax rate	(86)%	8%	(136)%	(321)%
Our effective tax rate for income from continuing operations for the three and nine months ended December 29, 2017 differs from the federal statutory income tax rate primarily due to accounting for the effects of enactment of the Tax Cuts and Jobs Act (H.R.1) or the “Act” on December 22, 2017, the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
In the third quarter of fiscal 2018, we revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, as a result of the enactment of the Act, which included broad tax reforms that are applicable to us. The rate change is effective January 1, 2018 and therefore will require us to use a blended U.S. statutory rate of 31.58% for our fiscal year 2018. As a result, we recognized a tax benefit in our tax provision for the three and nine months ended December 29, 2017 related to applying the new blended tax rate to our taxable income, as well as adjusting our deferred tax balance to reflect the application of the Act.
Our effective tax rate for loss from continuing operations for the three and nine months ended December 30, 2016 was based on the historic statutory tax rate of 35%. Our effective tax rate for loss from continuing operations for the three months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences. Our effective tax rate for loss from continuing operations for the nine months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences and tax expense related to the loss of tax attributes due to restructuring activities. Additionally, as pre-tax income (loss) approaches break even, small changes can produce significant variability in the effective tax rate.
For the three and nine months ended December 29, 2017, we recorded an income tax benefit of $30 million and an income tax expense of $7 million on discontinued operations, respectively. For the three and nine months ended December 30, 2016, we recorded an income tax benefit of $85 million and an income tax expense of $49 million on discontinued operations, respectively. See Note 13 for further details regarding discontinued operations.
Income tax expense from continuing operations for the three and nine months ended December 29, 2017 was adjusted to reflect the discrete effects of the Act and resulted in an increase in income tax benefit of $810 million. This includes an income tax benefit of $1.6 billion resulting from the application of the Act to existing deferred tax balances, including a reduction of the previously accrued deferred tax liability for foreign earnings by $1.4 billion. This was partially offset by $821 million of tax expense that was recorded for the one-time transition tax liability under the Act.
As of December 29, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. In other cases, we have not been able to make a reasonable estimate and we continue to account for those items based on our existing accounting policies and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional tax benefit of $810 million, which is included as a component of income tax expense from continuing operations.
We remeasured certain deferred tax assets and liabilities based on an estimate of the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additionally, our estimates for when timing differences will reverse could differ from actual results at year end, impacting our provisional tax benefit.
The Act contained a one-time transition tax that is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability of our foreign subsidiaries. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. The liability ultimately determined will be dependent on our final fiscal year results. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Future accounting guidance may also change our provisional estimates for the transition tax.
We have not completed our analysis of the deferred tax accounting for the new taxes on global intangible low taxed income and, therefore, have not recorded provisional amounts. We have not determined whether our accounting policy will be to record these amounts as deferred taxes or as period costs. We do not have sufficient information to complete the analysis and are awaiting potential further guidance required to evaluate the impact of deferred tax accounting for these provisions. Following the Securities and Exchange Commission guidance on changes in the tax law for which we are unable to make a provisional estimate, we have continued to compute this aspect of the tax provision based on the tax laws that were in effect immediately prior to the Act being enacted.
Note 6. Acquisitions and Divestiture
Fiscal 2018 acquisitions
Fireglass and Skycure acquisitions
In July 2017, we completed our acquisitions of Israel-based Fireglass, Ltd. (“Fireglass”) and Skycure, Ltd. (“Skycure”). Fireglass provides agentless isolation solutions that prevent ransomware, malware and phishing threats in real-time from reaching user endpoints or the corporate network. With this acquisition, we further strengthened our enterprise security strategy to deliver an Integrated Cyber Defense Platform and extended our participation in the Secure Web Gateway and Email protection markets delivered both on premises and in the cloud. Skycure provides mobile threat defense for devices running modern operating systems, including iOS and Android. This acquisition extends our endpoint security capabilities. With the addition of Skycure our Integrated Cyber Defense Platform now has visibility into and control over all endpoint devices, including mobile devices, whether corporate owned or bring your own device. The total aggregate consideration for these acquisitions, primarily consisting of cash, was $345 million, net of $15 million cash acquired.

Our preliminary allocation of the aggregate purchase price for these two acquisitions, based on the estimated fair values of the assets acquired and liabilities assumed in July 2017, and the related weighted-average estimated useful lives, is as follows:

(In millions, except useful lives)	July 24, 2017	Weighted-Average Estimated Useful Life
Developed technology	$123	5.5 years
Customer relationships	11	7 years
Goodwill	247
Deferred income tax liabilities	(35)
Other liabilities	(1)
Total purchase price	$345
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
Other fiscal 2018 acquisitions
During the nine months ended December 29, 2017, in addition to the acquisitions mentioned above, we completed acquisitions of other companies for an aggregate purchase price of $66 million, net of $1 million cash acquired. Of the aggregate purchase price, $48 million was preliminarily recorded to goodwill. The primary areas of the preliminary purchase price allocations that are not yet finalized are certain tax matters, intangible assets, and identification of contingencies. These acquisitions were not material to our consolidated results of operations, either individually or in the aggregate.
Fiscal 2017 Blue Coat acquisition
During our second quarter of fiscal 2017, we acquired all of the outstanding common stock of Blue Coat, Inc. (“Blue Coat”). The total consideration for the acquisition was approximately $4.67 billion, net of cash acquired. The Blue Coat results are included in our Enterprise Security segment. See Note 2 for more information related to our segments.
Unaudited pro forma information
The unaudited pro forma financial results combine the historical results of Symantec and Blue Coat for the three and nine months ended December 30, 2016 and include the effects of pro forma adjustments as if Blue Coat were acquired in the beginning of our 2016 fiscal year. The pro forma results for the three and nine months ended December 30, 2016 include nonrecurring adjustments to amortization of acquired intangible assets, stock-based compensation, commissions, interest on debt used to finance the acquisition, and acquisition-related transaction costs, as well as the income tax effect of the pro forma adjustments.
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

	December 30, 2016
(In millions)	Three Months Ended	Nine Months Ended
Net revenues	$1,041	$3,127
Net income (loss)	$55	$(64)
LifeLock acquisition-related shareholder settlement
On February 9, 2017, we completed the acquisition of LifeLock, Inc. (“LifeLock”). In connection with this acquisition, we recognized a liability of $68 million for a claim related to appraisal rights by a LifeLock stockholder, which we settled in the second quarter of fiscal 2018 for $74 million in cash. The $6 million paid in addition to the recognized liability was recorded to general and administrative expense in our Condensed Consolidated Statements of Operations.

Divestiture
Website Security and Public Key Infrastructure solutions
On October 31, 2017, we completed the sale of our WSS and PKI solutions in our Enterprise Security segment to DigiCert. In accordance with the terms of the agreement, we received aggregate consideration of $1.1 billion, consisting of approximately $960 million in cash and shares of common stock representing an approximate 28% interest in the outstanding common stock of DigiCert valued at $160 million as of October 31, 2017. The cash consideration is subject to adjustment for WSS and PKI closing date cash and working capital as specified in the purchase agreement.
We determined the estimated fair value of our equity investment with the assistance of valuations performed by third party specialists and estimates made by management. We utilized a combination of the income approach based on a discounted cash flow method and market approach based on the guideline public company method that focuses on comparing DigiCert to reasonably similar publicly traded companies. The equity interest received is being accounted for under the equity method. We record our interest in the net earnings (loss) of DigiCert based on the most recently available financial statements of DigiCert, which are provided to us on a three month lag, along with adjustments for unrealized profits or losses on intra-entity transactions and amortization of basis differences, in Income (loss) from equity interests in our Condensed Consolidated Statement of Operations. Profits or losses related to intra-entity sales with DigiCert are eliminated until realized by us or DigiCert. Basis differences represent differences between the original fair value of the investment and the underlying equity in net assets of the investment and are generally amortized over the lives of the related assets that gave rise to them. The carrying amount of the investment in equity interest will be adjusted to reflect our interest in net earnings, dividends received and other-than-temporary impairments.
As of the transaction close date, the carrying amounts of the major classes of assets and liabilities associated with the divestiture of our WSS and PKI solutions were as follows:

(In millions)	October 31, 2017
Assets:
Cash and cash equivalents	$2
Accounts receivable, net	34
Goodwill and intangible assets, net	670
Other assets	40
Total assets	746
Liabilities:
Deferred revenue	285
Other liabilities	11
Total liabilities	$296
As of the transaction close date, we also had $8 million in cumulative currency translation losses related to subsidiaries that were sold, which was reclassified from Accumulated other comprehensive income (“AOCI”) to the gain on divestiture. In addition, we incurred direct costs of $8 million, which was netted against the gain on divestiture, and tax expense of $137 million.
The following table presents the gain before income taxes associated with the divestiture:

(In millions)
Gain on divestiture:
Gain on sale of short-term investment	$7
Gain on sale of other assets and liabilities	651
Total gain on divestiture	$658
The gain on sale of short-term investment represents the gain on the sale of a short-term investment that was included in the transaction and resulted in the reclassification on the transaction close date of $7 million of unrealized gains from AOCI to the gain on divestiture.
The following table presents the income before income taxes for our WSS and PKI solutions for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Income before income taxes	$8	$49	$66	$157
In connection with the divestiture, we entered into a Transition Services Agreement ("TSA") with DigiCert pursuant to which we provide certain services including human resource services, financial support services and information technology services to

DigiCert. The services under the TSA commenced with the close of the transaction and expire at various dates through fiscal 2019, with extension options. During the three and nine months ended December 29, 2017, we recorded income of $10 million and associated direct costs of $2 million for all services provided to DigiCert in Other income (expense) in our Condensed Consolidated Statement of Operations.
Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Enterprise Security	Consumer Digital Safety	Total
Net balance as of March 31, 2017	$6,078	$2,549	$8,627
Acquisitions	256	39	295
Divestiture	(606)	—	(606)
Translation and other adjustments	5	(3)	2
Net balance as of December 29, 2017	$5,733	$2,585	$8,318
Intangible assets, net

	December 29, 2017			March 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,462	$(305)	$1,157	$1,646	$(322)	$1,324
Developed technology	1,043	(323)	720	1,006	(229)	777
Finite-lived trade names and other	13	(7)	6	46	(26)	20
Total finite-lived intangible assets	2,518	(635)	1,883	2,698	(577)	2,121
Indefinite-lived trade names	852	—	852	864	—	864
In-process research and development	19	—	19	19	—	19
Total intangible assets	$3,389	$(635)	$2,754	$3,581	$(577)	$3,004
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Statements of Operations Classification
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Customer relationships and other	$52	$43	$166	$91	Operating expenses
Developed technology	59	51	175	92	Cost of revenues
Total	$111	$94	$341	$183
As of December 29, 2017, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	December 29, 2017
Remainder of 2018	$110
2019	436
2020	431
2021	321
2022	259
Thereafter	326
Total	$1,883
See Note 6 for more information on our acquisitions and divestiture.

Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	December 29, 2017	March 31, 2017	Effective Interest Rate
2.75% Senior Notes due June 15, 2017	$—	$600	2.79%
Senior Term Loan A-1 due May 10, 2019	300	1,000	LIBOR plus (1)
Senior Term Loan A-2 due August 1, 2019	800	800	LIBOR plus (1)
Senior Term Loan A-3 due August 1, 2019	70	200	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	1,710	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	5,670	8,310
Less: Unamortized discount and issuance costs	(83)	(124)
Total debt	5,587	8,186
Less: Current portion	—	(1,310)
Total long-term portion	$5,587	$6,876

(1)
The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.50% to 2.00% based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and our underlying loan agreements.

Based on the closing price of our common stock of $28.06 on December 29, 2017, the if-converted values of our 2.5% and 2.0% Convertible Senior Notes exceed the principal amount by approximately $337 million and $469 million, respectively.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Contractual interest expense	$9	$10	$28	$20
Amortization of debt discount and issuance costs	$4	$3	$12	$9
As of December 29, 2017, the future maturities of debt by fiscal year are as follows:

(In millions)	December 29, 2017
Remainder of 2018	$—
2019	—
2020	1,170
2021	1,250
2022	1,750
Thereafter	1,500
Total future maturities of debt	$5,670
Debt repayments
During the third quarter of fiscal 2018, we prepaid principal amounts of $130 million of our Senior Term Loan A-3 and $500 million of our Senior Term Loan A-1.
During the first quarter of fiscal 2018, we prepaid principal amounts of $1.2 billion of our Senior Term Loan A-5 and $200 million of our Senior Term Loan A-1. We also repaid in cash at maturity the $600 million remaining principal balance of our 2.75% Senior Notes due June 15, 2017.

Note 9. Fair Value Measurements
Assets measured and recorded at fair value on a recurring basis
Our cash equivalents consist primarily of money market funds whose carrying amount is a reasonable estimate of fair value. Our short-term investments consist of investment securities with original maturities greater than three months whose fair value approximates their amortized cost and marketable equity securities.
The following table summarizes our assets measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 29, 2017			March 31, 2017
(In millions)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$712	$712	$—	$1,183	$1,183	$—
Non-negotiable certificates of deposit	381	381	—	15	15	—
Level 1 (Quoted prices in active markets for identical assets):
Money market funds	814	814	—	2,532	2,532	—
U.S. government securities	64	64	—	94	94	—
Marketable equity securities	—	—	—	9	—	9
Total level 1	878	878	—	2,635	2,626	9
Level 2 (Significant other observable inputs):
Corporate bonds	367	—	367	—	—	—
U.S. agency securities	63	63	—	75	75	—
Commercial paper	119	108	11	348	348	—
Negotiable certificates of deposit	12	—	12	—	—	—
Total level 2	561	171	390	423	423	—
Total	$2,532	$2,142	$390	$4,256	$4,247	$9
There were no transfers between fair value measurement levels during the nine months ended December 29, 2017.
The following table presents the contractual maturities of our debt investments as of December 29, 2017:

(In millions)	Fair Value
Due in one year or less	$66
Due after one year through five years	324
Total	$390
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Fair value of debt
As of December 29, 2017 and March 31, 2017, the total fair value of our debt was $5.7 billion and $8.3 billion, respectively, based on Level 2 inputs.

Note 10. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Dividends declared and paid	$47	$46	$139	$139
Dividend equivalents paid	2	7	24	34
Total dividends and dividend equivalents paid	$49	$53	$163	$173
Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225
Our restricted stock units and performance based restricted stock units are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.
On January 31, 2018, we declared a cash dividend of $0.075 per share of common stock to be paid on March 14, 2018 to all stockholders of record as of the close of business on February 20, 2018. All shares of common stock issued and outstanding and all shares of unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
As of December 29, 2017, the remaining balance of our share repurchase authorization is $800 million and does not have an expiration date.
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
Changes in AOCI by component
Components of AOCI net of taxes were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Total
Balance as of March 31, 2017	$7	$5	$12
Reclassification to net income	5	(4)	1
Other comprehensive income (loss)	4	(2)	2
Balance as of December 29, 2017	$16	$(1)	$15

Net gain (loss) reclassified from AOCI to the Condensed Consolidated Statement of Operations was as follows:

	Amount Reclassified from AOCI				Line Items in Condensed Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
AOCI Components:
Foreign currency translation adjustments:
Gain on liquidations	$—	$—	$3	$—	Other income (expense), net
Sale of foreign entities	(8)	—	(8)	—	Gain on divestiture
Total adjustments	(8)	—	(5)	—	Income (loss) from continuing operations
Available-for-sale securities:
Gain realized	7	—	7	—	Gain on divestiture
Income tax expense	3	—	3	—	Income tax expense (benefit)
Gain, net of tax	4	—	4	—	Income (loss) from continuing operations
Total	$(4)	$—	$(1)	$—
Note 11. Stock-Based Compensation
Stock-based compensation expense
The following table presents the stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Cost of revenues	$7	$6	$22	$14
Sales and marketing	30	25	123	63
Research and development	49	25	143	64
General and administrative	39	41	160	90
Total stock-based compensation expense	125	97	448	231
Tax expense (benefit) associated with stock-based compensation expense	2	(34)	(107)	(74)
Net stock-based compensation expense	$127	$63	$341	$157
The tax expense (benefit) associated with stock-based compensation expense for the three and nine months ended December 29, 2017 reflects the impact of the enactment of the Act. The tax benefit associated with stock-based compensation expense for the three and nine months ended December 30, 2016 reflects the historic tax rates.

The following table summarizes additional information related to our stock-based compensation:

	Nine Months Ended
(In millions, except per grant data)	December 29, 2017	December 30, 2016
Restricted stock units:
Weighted-average fair value per award granted and assumed	$30.20	$18.80
Awards granted and assumed	11.9	14.2
Total fair value of awards released	$265	$138
Total unrecognized compensation expense, net of estimated forfeitures	$369	$257
Weighted-average remaining recognition period	1.7 years	2.0 years
Performance-based restricted stock units:
Weighted-average fair value per award granted and assumed	$32.94	$19.99
Awards granted and assumed	3.7	5.0
Total fair value of awards released	$24	$13
Total unrecognized compensation expense, net of estimated forfeitures	$92	$63
Weighted-average remaining recognition period	0.9 years	1.2 years
Stock options:
Total intrinsic value of stock options exercised	$123	$57
Total unrecognized compensation expense, net of estimated forfeitures	$79	$116
Weighted-average remaining recognition period	1.0 year	1.6 years
Note 12. Contingencies
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
Finjan
On August 28, 2013, Finjan, Inc. (“Finjan”) filed a complaint against Blue Coat Systems, Inc. in the U.S. District Court for the Northern District of California alleging that certain Blue Coat products infringe six of Finjan’s U.S. patents. On August 4, 2015, a jury returned a verdict that certain Blue Coat products infringe five of the Finjan patents-in-suit and awarded Finjan lump-sum damages of $40 million. On November 20, 2015, the trial court entered a judgment in favor of Finjan on the jury verdict and certain non-jury legal issues. On July 28, 2016, in its ruling on post-trial motions the trial court denied Blue Coat’s motions seeking a new trial or judgment as a matter of law and denied Finjan’s request for enhanced damages and attorneys’ fees. In August 2016, we completed our acquisition of Blue Coat. We subsequently filed an appeal with the Federal Circuit Court of Appeals. On January 10, 2018, the Federal Circuit Court of Appeals issued an opinion favorable to us. The decision reversed or vacated all but $8 million of the judgment against Blue Coat and remanded to the District Court to determine whether Finjan is entitled to a new trial on damages related to one of the patents. Blue Coat previously accrued $40 million in connection with Finjan, which was assumed by us as a part of the acquisition of Blue Coat.
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

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net revenues	$14	$22	$51	$145
Cost of revenues	(5)	(3)	(21)	(12)
Operating expenses	(8)	(2)	(11)	(26)
Gain on sale of Veritas	—	—	—	38
Income from discontinued operations before income taxes	1	17	19	145
Income tax expense (benefit)	(30)	(85)	7	49
Income from discontinued operations, net of income taxes	$31	$102	$12	$96
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended December 29, 2017 (“Q3 FY18”) and December 30, 2016 (“Q3 FY17”) both consisted of 13 weeks. The nine months ended December 29, 2017 (“YTD FY18”) and December 30, 2016 (“YTD FY17”) both consisted of 39 weeks. Our 2018 fiscal year consists of 52 weeks and ends on March 30, 2018.
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

Our financial highlights and results of operations
Our financial highlights and results of operations discuss our business and overall analysis of financial and other highlights affecting the company and analyze our financial results comparing the three and nine months ended December 29, 2017 to the prior year periods. This interim Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
On October 31, 2017, we completed the sale of our website security (“WSS”) and public key infrastructure (“PKI”) solutions to DigiCert Parent Inc. (“DigiCert”) for an aggregate consideration of $1.1 billion, consisting of approximately $960 million in cash and shares of common stock representing an approximate 28% interest in the outstanding common stock of DigiCert valued at $160 million as of the transaction date. The results of operations of our WSS and PKI solutions prior to the divestiture are reported in our consolidated results of operations through October 31, 2017. The cash consideration is subject to adjustment for WSS and PKI closing date cash and working capital as specified in the purchase agreement. See Note 6 to the Condensed Consolidated Financial Statements for more information on our divestiture.
The following discussion relates to the results of our continuing operations and our total Company cash flows unless stated otherwise.
Our operating segments
Our operating segments are significant strategic business units that offer different products and services distinguished by customer needs. Our operating segments are: Enterprise Security and Consumer Digital Safety.

•
Enterprise Security. Our Enterprise Security segment solutions protect organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security segment includes our endpoint protection products, endpoint management products, messaging protection products, information protection products, cyber security services, website security (through October 31, 2017) and advanced web and cloud security offerings. See Note 6 to the Condensed Consolidated Financial Statements for more information on our divestiture of our WSS and PKI solutions on October 31, 2017. Our enterprise endpoint, network security and management offerings support evolving endpoints and networks, providing advanced threat protection while helping reduce cost and complexity. These products and solutions are delivered through various methods, such as software, appliance, virtual appliance, Software-as-a-Service (“SaaS”) and managed services.

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
Financial highlights and business trends
The following is an overview of key financial metrics in millions and the respective metrics as a percentage of revenues.

Below are our financial highlights for the three months ended December 29, 2017, compared to the corresponding period in the prior year:

•
Revenue increased by 16% compared to the corresponding period in the prior year, driven by a 47% increase in our Consumer Digital Safety segment, primarily due to the contribution from the February 2017 acquisition of LifeLock, Inc. (“LifeLock”). Revenue in our Enterprise Security segment decreased 3%, primarily due to the divestiture of our WSS and PKI solutions, partially offset by increased revenue from Blue Coat products.

•
Gross margin increased 2 percentage points compared to the corresponding period in the prior year due to the mix of customer and products, as our higher margin Consumer Digital Safety segment contributed to a larger proportion of the total gross profit.

•
Operating margin increased 10 percentage points compared to the corresponding period in the prior year primarily driven by increased revenue and decreased sales and marketing and general administrative expense relative to our revenue partially due to savings from our ongoing cost reduction initiatives.

•
Income tax expense from continuing operations for the three and nine months ended December 29, 2017 reflects the discrete effects of the Tax Cuts and Jobs Act (H.R.1), or the “Act”, enacted on December 22, 2017, and includes an income tax benefit of $1.6 billion resulting from the application of the Act to existing deferred tax balances, partially offset by $821 million of tax expense that was recorded for the one-time transition tax liability under the Act. In addition, we recorded the benefit of a reduction in our estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, effective January 1, 2018, as a result of the enactment of the Act.

•	On October 31, 2107, we completed the sale of our WSS and PKI solutions to DigiCert for an aggregate consideration of $1.1 billion, resulting in a gain of $658 million.
Below are our additional financial highlights for the nine months ended December 29, 2017, compared to the corresponding period in the prior year:

•
Revenue increased by 25% compared to the corresponding period in the prior year, driven by a 15% and 38% increase in revenue from our Enterprise Security and Consumer Digital Safety segments, respectively, primarily due to the contributions from the acquisitions of Blue Coat and LifeLock.

•
Gross margin decreased 1 percentage point compared to the corresponding period in the prior year, primarily due to increased amortization of intangible assets of $83 million as a result of our acquisitions of Blue Coat and LifeLock, partially offset by our higher margin Consumer Digital Safety segment contributing to a larger proportion of the total gross profit.

•
Operating margin decreased 2 percentage points compared to the corresponding period in the prior year, primarily due to the decreased gross margin, increased stock-based compensation expense and advertising and promotion expense, partly offset by savings from our ongoing cost reduction initiatives.

•	We repaid debt totaling $2.6 billion as part of our plan to deleverage our balance sheet.

•	We paid aggregate cash consideration of $402 million for our acquisitions.

RESULTS OF OPERATIONS
Net revenues by geographic region
Percentage of revenue by geographic region presented below is based on the billing location of the customer.

Note: Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan
Our percentage of revenues from the Americas for the three and nine months ended December 29, 2017 increased compared to prior year periods primarily as a result of LifeLock sales which are entirely U.S.-based.
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

Cost of revenues
Cost of revenues consists primarily of technical support costs, costs of billable services, fees to original equipment manufacturers under revenue-sharing agreements, hardware costs, and fulfillment costs, as well as intangible asset amortization expense. The amounts below are presented in millions and the percentages are a percentage of revenues.
Three Months Ended December 29, 2017 Compared with Three Months Ended December 30, 2016
Our cost of revenues increased $14 million, or 6%, primarily due to cost of revenues related to our acquired LifeLock products, partially offset by lower cost of revenues from our divested WSS and PKI solutions.
Nine Months Ended December 29, 2017 Compared with Nine Months Ended December 30, 2016
Our cost of revenues increased $174 million, or 29%, primarily due to cost of revenues related to our acquired Blue Coat and LifeLock products, including $83 million of increased amortization of acquired intangible assets and $52 million of increased technical support costs primarily driven by the LifeLock acquisition.
Operating expenses
The following amounts are in millions and the percentages are a percentage of revenues.

Three Months Ended December 29, 2017 Compared with Three Months Ended December 30, 2016
Sales and marketing expense were relatively flat compared to the corresponding period in fiscal 2017.
Research and development expense increased $21 million, or 10%, primarily due to an increase of $24 million in stock-based compensation expense primarily related to the equity awards assumed or granted in connection with our acquisitions.
General and administrative expense was relatively flat compared to the corresponding period in fiscal 2017.
Amortization of intangible assets increased $9 million primarily due to the intangible assets acquired in the LifeLock acquisition.
Nine Months Ended December 29, 2017 Compared with Nine Months Ended December 30, 2016
Sales and marketing expense increased $233 million, or 23%, primarily as a result of increased expenses from the Blue Coat and LifeLock acquisitions, including increases of $143 million in advertising and promotional expense, largely related to LifeLock, $60 million in stock-based compensation expense, primarily from awards assumed in acquisitions, and $36 million in other compensation and benefits expense. These increases were partially offset by the decreased expenses from our divested WSS and PKI solutions.
Research and development expense increased $125 million, or 22%, primarily as a result of increased expenses from the Blue Coat and LifeLock acquisitions, including increases of $79 million in stock-based compensation expense and $23 million in other compensation and benefits expense.
General and administrative expense increased $71 million primarily as a result of increases of $70 million in stock-based compensation expense and $28 million in other compensation and benefits expense, primarily due to the Blue Coat and LifeLock acquisitions, partially offset by a decrease of $34 million in acquisition-related costs due to a lower level of acquisition activities in fiscal 2018.
Our stock-based compensation expense included in operating expenses increased $209 million, or 96%, primarily due to the equity awards assumed in our acquisitions, and the expected level of achievement for performance-based equity awards.
Amortization of intangible assets increased $75 million primarily due to the intangible assets acquired in the Blue Coat and LifeLock acquisitions.
Restructuring, transition and other costs
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We have reduced headcount and closed certain facilities under the restructuring plan. During the three and nine months ended December 29, 2017, we also incurred divestiture costs as a result of the sale of our WSS and PKI solutions, as well as costs associated with our other transition and transformation programs including the implementation of a new enterprise resource planning system and costs to automate business processes. Restructuring, transition and other costs primarily consisted of $11 million and $75 million of severance costs and transition costs, respectively, during the third quarter in fiscal 2018, compared to $19 million and$26 million, respectively, during the same period in fiscal 2017. Restructuring, transition and other costs primarily consisted of $50 million and $195 million of severance costs and transition costs, respectively, during the first nine months of fiscal 2018, compared to $57 million and $71 million, respectively, during the same period in fiscal 2017. See Note 4 to the Condensed Consolidated Financial Statements for further information on our restructuring, transition and other costs.

Non-operating income (expense), net
The following charts are in millions.
Non-operating income (expense), net, increased during the third quarter and the first nine months of fiscal 2018, compared to the same periods in fiscal 2017, primarily due to a $658 million gain as a result of our divestiture of our WSS and PKI solutions. See Note 6 to the Condensed Consolidated Financial Statements for more information on our divestiture.
The increase in non-operating income (expense), net, for the first nine months of fiscal 2018 from our divestiture was partially offset by increased interest expense of $65 million mainly related to the timing of the issuance of the borrowings in fiscal 2017 as well as a foreign currency net loss of $26 million in the first nine months of fiscal 2018, compared to a net gain of $3 million in the same period in fiscal 2017.

Provision for income taxes
The following charts are in millions except for percentages.
Our effective tax rate for income from continuing operations for the three and nine months ended December 29, 2017 differs from the federal statutory income tax rate primarily due to accounting for the effects of enactment of the Tax Cuts and Jobs Act (H.R.1) or the “Act” on December 22, 2017, the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
In the third quarter of fiscal 2018, we revised our estimated annual effective rate to reflect a change in the federal statutory rate from 35% to 21%, as a result of the enactment of the Act, which included broad tax reforms that are applicable to us. The rate change is effective January 1, 2018 and therefore will require us to use a blended U.S. statutory rate of 31.58% for our fiscal year 2018. As a result, we recognized a tax benefit in our tax provision for the three and nine months ended December 29, 2017 related to applying the new blended tax rate to our taxable income, as well as adjusting our deferred tax balance to reflect the application of the Act.
Our effective tax rate for loss from continuing operations for the three and nine months ended December 30, 2016 was based on the historic statutory tax rate of 35%. Our effective tax rate for loss from continuing operations for the three months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences. Our effective tax rate for loss from continuing operations for the nine months ended December 30, 2016 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings and the research and development credit, partially offset by various permanent differences and tax expense related to the loss of tax attributes due to restructuring activities. Additionally, as pre-tax income (loss) approaches break even, small changes can produce significant variability in the effective tax rate.
For the three and nine months ended December 29, 2017, we recorded an income tax benefit of $30 million and an income tax expense of $7 million on discontinued operations, respectively. For the three and nine months ended December 30, 2016, we recorded an income tax benefit of $85 million and an income tax expense of $49 million on discontinued operations, respectively. See Note 13 for further details regarding discontinued operations.
Income tax expense from continuing operations for the three and nine months ended December 29, 2017 was adjusted to reflect the discrete effects of the Act and resulted in an increase in income tax benefit of $810 million. This includes an income tax benefit of $1.6 billion resulting from the application of the Act to existing deferred tax balances, including a reduction of the previously accrued deferred tax liability for foreign earnings by $1.4 billion. This was partially offset by $821 million of tax expense that was recorded for the one-time transition tax liability under the Act.
As of December 29, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. In other cases, we have not been able to make a reasonable estimate and we continue to account for those items based on our existing accounting policies and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional tax benefit of $810 million, which is included as a component of income tax expense from continuing operations. See Note 5 to the Condensed Consolidated Financial Statements for more information for additional information regarding our estimates.
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
Segment operating results
Enterprise Security Segment
The following amounts are in millions and the percentages are a percentage of Enterprise Security segment revenues.

Note: We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist of stock-based compensation expense; amortization of intangible assets; restructuring, transition and other costs; and acquisition-related costs.
Three Months Ended December 29, 2017 Compared with Three Months Ended December 30, 2016
Revenue decreased $19 million, or 3%, primarily due to a $69 million decrease in revenue from our WSS and PKI solutions as a result of the divestiture on October 31, 2017, partially offset by an increase in revenue from our network protection solutions. Revenue during the third quarter of fiscal 2018 was also unfavorably affected by a shift in sales to products with ratable revenue recognition, and away from product and license sales, as customers are increasingly adopting our cloud, subscription and virtual appliance products in line with our business strategy. This resulted in less in-quarter recognized revenue and more revenue deferred to the balance sheet. We expect this trend to continue at least through the fourth quarter of fiscal 2018 as our business model continues to evolve to more arrangements subject to ratable revenue recognition. Operating income increased $78 million, or 134%, primarily due to improved gross margin and decreased sales and marketing expense.
Nine Months Ended December 29, 2017 Compared with Nine Months Ended December 30, 2016
Revenue increased $258 million, or 15%, primarily due to the full period impact of the Blue Coat acquisition, partially offset by a decrease of $80 million in revenue as a result of the divestiture of our WSS and PKI solutions on October 31, 2017. Revenue during the first nine months of fiscal 2018 was also unfavorably affected by our shift to products with ratable revenue recognition as described above. Operating income increased $266 million, or 240%, primarily due to the contribution from the Blue Coat acquisition.

Consumer Digital Safety Segment
The following amounts are in millions and the percentages are a percentage of Consumer Digital Safety Segment revenues.

Note: We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist of stock-based compensation expense; amortization of intangible assets; restructuring, transition and other costs; and acquisition-related costs.
Three Months Ended December 29, 2017 Compared with Three Months Ended December 30, 2016
Revenue increased $187 million, or 47%, primarily due to revenue from sales of LifeLock products in the third quarter of fiscal 2018, which were absent in the third quarter of fiscal 2017. Our revenue growth reflects the benefit of the shift to subscription-based contracts and combined packaging of our consumer products, which is helping to mitigate the trend of declining revenues from sales of stand-alone Norton-branded products. Operating income increased $89 million, or 42%, primarily due to the contribution from the LifeLock acquisition.
Nine Months Ended December 29, 2017 Compared with Nine Months Ended December 30, 2016
Revenue increased $462 million, or 38%, primarily due to revenue from sales of LifeLock products in the first nine months of fiscal 2018, which were absent in the same period in fiscal 2017. We were also impacted by the trends related to our Norton products discussed above. Operating income increased $122 million, or 18%, primarily due to the contribution from the LifeLock acquisition.
LIQUIDITY AND CAPITAL RESOURCES
We have historically relied on cash flow from operations, borrowings under credit facilities, issuances of debt, and the sale of a business, for our liquidity needs. As of December 29, 2017, we had cash, cash equivalents and short-term investments of $2.5 billion.
We manage our investment portfolio with the objective to achieve greater investment diversification and higher yields while preserving capital and liquidity.
Another potential source of liquidity is our unused credit facility of $1.0 billion, which expires in May 2021.
Our principal cash requirements primarily consist of acquisitions, operating expenses, payment of taxes, capital expenditures, and contractual payments of principal and interest on debt. As a part of our plan to deleverage our balance sheet, we may from time to time in the future make additional optional repayments of our debt obligations, which may include repurchases of our outstanding debt, depending on various factors such as market conditions.
As of December 29, 2017, $1.6 billion in cash, cash equivalents, and short-term investments were held by our foreign subsidiaries. We have provided U.S. deferred taxes on a portion of our undistributed foreign earnings sufficient to address the incremental U.S. tax that would be due if we needed those funds to support our operations in the U.S. As a result of the Act enacted on December 22, 2017, we have recorded a provisional liability for the one-time transition tax, payable over eight years, of $821 million. Approximately $92 million is reflected as a current tax payable and the remainder as a long-term liability.
Furthermore, our capital allocation strategy contemplates a quarterly cash dividend and an on-going evaluation of our ability to repurchase shares of our common stock.
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements. We have reduced headcount and closed certain facilities under the restructuring plan. We expect the plan to be substantially completed in the first half of fiscal 2019 and expect additional cash charges of approximately $70 million to $90 million, primarily related to severance benefits and facilities exit costs. See Note 4 to the Condensed Consolidated Financial Statements for more information on our restructuring plan.

Sources and uses of cash
The following summarizes selected items in our Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2017 and December 30, 2016, in millions.
Operating activities
Our primary source of cash has been cash collections from our customers. Due to seasonality, our orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. Cash inflows are affected by these fluctuations in our billings and timing of the related collections.
Our primary uses of cash include payments for compensation and related costs, payments to our resellers and distribution partners, payments for income taxes, and other general corporate expenditures.
Our cash flows from operations for the first nine months of fiscal 2018 were $684 million, compared to net cash used of $564 million for the same period in fiscal 2017. Our cash flows in the first nine months of fiscal 2018 reflected $1.6 billion of discrete deferred income tax benefit related to adjustments of deferred taxes as a result of the enactment of the Act in December 2017 and $821 million in taxes payable as a result of transition taxes. Our cash flows in the first nine months of fiscal 2017 reflected a one-time tax payment of $887 million related to the gain on sale from the divestiture of Veritas. In addition, our cash flows from operations in the first nine months of fiscal 2018, compared to the corresponding period in the prior year, were favorably impacted by an increase in deferred revenue of $258 million, reflecting increased billings and collections for ratable contracts, as well as longer contract duration.
Investing activities
Our investing cash flows consist primarily of proceeds from divestitures, payments for acquisitions and net purchases of short-term investments. Our investing activities during the first nine months of fiscal 2018 included $946 million in net cash proceeds from the divestiture of our WSS and PKI solutions in the third quarter of fiscal 2018, partially offset by $402 million paid for acquisitions during the first nine months of fiscal 2018, compared to $4.5 billion paid during the same period for fiscal 2017 for the Blue Coat acquisition. See Note 6 to the Condensed Consolidated Financial Statements for more information on our divestiture and acquisitions. In addition, during the first nine months of fiscal 2018, we had net purchases of $383 million of short-term investments.
Financing activities
Our financing cash flows consist primarily of issuances and repayments of debt, payment of dividends and dividend equivalents to stockholders, and tax payments related to shares withheld in the settlement of restricted stock units (“RSUs”). Our primary financing activities during the first nine months of fiscal 2018 consisted of debt repayments of $2.6 billion, while our primary financing activities in the first nine months of fiscal 2017 consisted of borrowings of $5.0 billion, net of issuance costs.
Debt. As of December 29, 2017, our total outstanding principal amount of our debt was $5.7 billion. See Note 8 to the Condensed Consolidated Financial Statements for further information on our debt.
Dividends. On January 31, 2018, we declared a cash dividend of $0.075 per share of common stock to be paid on March 14, 2018, to all stockholders of record as of the close of business on February 20, 2018. All shares of common stock issued and outstanding and all shares of unvested restricted stock and performance-based stock as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors. See Note 10 to the Condensed Consolidated Financial Statements for more information on our dividends and dividend equivalents.
Share repurchases. Under our stock repurchase programs, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase (“ASR”) transactions. As of December 29, 2017, the remaining balance of our share repurchase authorization is $800 million and does not have an expiration date.

Contractual obligations
Our contractual obligations primarily consist of future payments due under our debt, purchase orders, lease arrangements and certain tax regulations. The table below summarizes contractual obligations as of December 29, 2017 that have materially changed from our disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

	Payments Due by Fiscal Period
(In millions)	Total	Remainder of 2018	2019 - 2020	2021 - 2022	Thereafter
Debt (1)	$5,670	$—	$1,170	$3,000	$1,500
Interest payments on debt (2)	845	43	369	233	200
Purchase obligations (3)	340	242	45	51	2
Deemed repatriation taxes (4)	856	92	133	133	498

(1)	See Note 8 to the Condensed Consolidated Financial Statements for further information on our debt.

(2)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of December 29, 2017. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

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

(4)
These amounts represent the transition tax on untaxed foreign earnings of foreign subsidiaries under the Act which may be paid in installments over an eight-year period. See Note 5 to the Condensed Consolidated Financial Statements for further information on our income taxes and the impact from the recently enacted legislation.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended December 29, 2017, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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
There have been no significant changes in our interest rate risk during the nine months ended December 29, 2017, as compared to the interest rate risk exposures discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Foreign currency exchange rate risk
There have been no significant changes to the estimated fair value change to our foreign currency hedging derivatives for a given change in foreign currency exchange rates during the nine months ended December 29, 2017, as compared to that discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss).
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes to the U.S. federal income tax laws, including impacts of the recently enacted Tax Cuts and Jobs Act, the consequences of which have not yet been fully determined;

•
Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development’s base erosion and profit shifting project, proposed actions by international bodies, as well as the requirements of certain tax rulings;

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	Tax assessments, or any related tax interest or penalties that could significantly affect our income tax expense for the period in which the settlements take place.
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
(b) None.
(c) None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01*	Symantec Corporation 2013 Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/3/2017
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

February 2, 2018