Form 10-K
period 2018-03-30
SYMANTEC CORP
filed 2018-10-26
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 000-17781

Symantec Corporation

(Exact name of the registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

350 Ellis Street, Mountain View, California	94043 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(650) 527-8000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 28, 2018 as reported on the Nasdaq Global Select Market: $7,810,381,908. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.

The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of October 15, 2018 was 638,800,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 30, 2018

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo and Norton are trademarks or registered trademarks of Symantec in the United States (“U.S.”) and other countries. Other names may be trademarks of their respective owners.

EXPLANATORY NOTE

As previously reported, we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended March 30, 2018 and our Quarterly Report on Form 10-Q for the first quarter of fiscal 2019 ended June 29, 2018 and we anticipate being unable to timely file our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019 ended September 28, 2018 as a result of an Audit Committee investigation as described herein. We expect to file the delinquent Quarterly Reports as promptly as practicable following this Annual Report filing.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, restructurings, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of our completed Audit Committee investigation and the ongoing U.S. Securities and Exchange Commission (the “SEC”) investigation; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors.

These and other risks are described under Item 1A, Risk Factors. We encourage you to read that section carefully.

PART I

Item 1. Business

Overview

Symantec Corporation is a global leader in cyber security. We provide cyber security products, services and solutions to more than 350,000 organizations and 50 million individuals worldwide. Our Integrated Cyber Defense Platform helps enterprise, business and government customers unify cloud and on-premises security to protect against threats and safeguard information across every control point and attack vector. Our Cyber Safety solutions (delivered through the Norton and LifeLock offerings) help consumers protect their information, identities, devices and networks at home and online.

Our business and consumer offerings are powered by the largest civilian threat intelligence network, which uses machine learning and human intelligence to analyze trillions of rows of data every day across hundreds of millions of devices to discover and help prevent advanced threats that might otherwise go undetected. We believe this threat intelligence data is a competitive advantage, and a primary way we are able to provide faster and better protection for customers.

Founded in 1982, Symantec has operations in more than 45 countries. Our headquarters are located at 350 Ellis Street, Mountain View, California. Our Internet home page is located at www.symantec.com. The information contained, or referred to, on our website is not part of this annual report unless expressly noted.

Fiscal 2018 Business Highlights

During fiscal 2018, we continued to make progress enhancing and expanding our product and services portfolio and improving product integration, partner integration and sales delivery to help business customers deploy our Integrated Cyber Defense Platform. We also made progress driving revenue growth and market adoption for our Consumer Digital Safety solutions, building on our Norton and LifeLock product portfolio. In addition, we implemented operational improvements to reduce costs and complexity, building on the business transformation programs we initiated in fiscal 2017, and leveraged synergies from the successful integration of our acquired businesses.

•

Our enterprise product teams built extensive point-to-point integrations across endpoint, network, cloud and email security products, responding to customer demand to consolidate vendors and enhance their security posture across control points.

•

We further extended our Integrated Cyber Defense platform through application programming interfaces (APIs) and engineering-level integration with more than 100 certified technology partners. Their complementary products and services expand our ecosystem, helping businesses implement a coordinated and robust approach to threat protection, detection and response.

•

We began offering consumers bundled services of our Norton-branded security services with LifeLock-branded identity theft protection services, allowing individuals and families to help defend against increasingly complex online threats. Bundling these solutions enabled us to combine our Norton and LifeLock demand generation and customer relationship management programs to drive new customer acquisition, improve retention and cross-sell within our large installed base.

•	We completed several acquisitions, including Fireglass Ltd. and Skycure Ltd.

•

Fireglass provides agentless isolation solutions that prevent ransomware, malware, and phishing threats in real-time from reaching user endpoints or the corporate network. With this acquisition, we further strengthened our enterprise security strategy to deliver an Integrated Cyber Defense Platform and extended our participation in the Secure Web Gateway and Email protection markets delivered both on premises and in the cloud.

•

Skycure provides mobile threat defense for devices running modern operating systems, including iOS and Android. This acquisition extends our endpoint security capabilities. With the addition of Skycure our Integrated Cyber Defense Platform now enables visibility into and control over all endpoint devices, including mobile devices, whether corporate owned or bring your own device.

•

We completed the divestiture of our Website Security (“WSS”) and Public Key Infrastructure (“PKI”) solutions to DigiCert, Inc., allowing us to sharpen our enterprise security focus on Integrated Cyber Defense. At the closing of the transaction, we received a minority ownership stake in DigiCert.

•	We launched significant new products to advance our portfolio and competitive position:

•

Symantec Endpoint Protection 14.1 delivers superior, multi-layer protection to help stop threats regardless of how they attack endpoints, while integrating with other security products to provide an orchestrated response. Its single, lightweight agent offers high performance while maintaining end-user productivity. In addition, Symantec Endpoint Protection 14.1 is designed to be effective even in sites with low connectivity, using advanced machine learning and other signature-less technologies to minimize the need for content updates.

•

Symantec Advanced Threat Protection 3.0 extends and differentiates our endpoint security offering with new technology that includes file-less attack detection and enhanced adversary intelligence. It also enables “flight recorder” functionality, which records all activity on the endpoint, providing valuable forensic data to incident responders with no new agent to install.

Business Strategy

Our strategy is to combine best-of-breed technology with unmatched scale to deliver comprehensive cyber security platforms for enterprise, business and government customers, as well as consumers.

Our Enterprise Security strategy is to leverage our product portfolio, partner ecosystem and global threat intelligence network to deliver Integrated Cyber Defense to enterprise, business and government customers. Our Integrated Cyber Defense platform enables us to acquire new customers and cross-sell our full portfolio of products and services to existing customers with improved visibility, enhanced controls, accelerated response and reduced cost of ownership.

Our Consumer Digital Safety strategy is to combine and leverage our portfolio of Norton and LifeLock brands, products, and services to deliver a comprehensive set of Cyber Safety solutions that addresses today’s continually evolving and increasingly complex threat landscape. This threat landscape puts consumers at increased risk of having their security, privacy, and identities compromised. As risks shift from PC-based attacks to more sophisticated threats (ransomware, identity theft, Internet of Things (“IoT”) risks), our software and services provide a multi-layered approach to protect consumers everywhere, regardless of device, network or location.

Products and Services

Enterprise Security Portfolio: Integrated Cyber Defense

Our Enterprise Security portfolio includes a deep and broad mix of products, services and solutions, delivered as part of an Integrated Cyber Defense platform. Our platform unifies cloud and on-premises security to provide advanced threat protection and information protection across all endpoints, networks, email, and cloud applications. Key components of the platform include:

•	Core Services

•

Advanced Threat Protection: Multiple layers of threat prevention, detection and forensic technology provide a robust view of malicious activities across control points, enabling users to contain, investigate and remediate threats.

•

Information Protection: Encryption, data loss prevention, multi-factor authentication, tagging, and analytics enable businesses and governments to protect confidential information and IT assets while managing compliance requirements and restricting access to authenticated users.

•	Control Points

•

Endpoint Security: A single agent architecture delivers multi-layered security across all possible endpoints - desktop, server, mobile, and IoT - and enables customers to protect enterprise and mobile workforces regardless of operating system, device or network security approaches.

•

Network Security: Cloud and on-premises network security solutions, based on an advanced proxy architecture, provide superior defense against advanced threats, enable users to protect critical business information, and help ensure secure and compliant use of cloud applications and the web.

•

Email Security: Multiple layers of protection (including threat isolation and advanced analytics) against ransomware, spear phishing and enterprise email compromise help identify targeted attacks, and enable users to protect email against user error and data leakage.

•

Cloud Security: Advanced solutions that secure cloud access, cloud infrastructure and cloud applications, and provide in-depth visibility, data security, and threat protection to safeguard users, information and workloads across public and private clouds.

•	Foundation

Our solutions are powered by the following critical features:

•

Threat Intelligence: A global threat intelligence network applies artificial intelligence to analyze over 1 trillion lines of telemetry annually, automatically updating intelligence on millions of malicious files and URL threat indicators across all control points to discover and block advanced targeted attacks that might otherwise go undetected.

•

Open Ecosystem: A rich set of open APIs (Application Programming Interfaces) with over 100 certified technology partners creating the broadest ecosystem in cyber security, enabling a coordinated and robust approach to threat protection, detection and response.

•

Platform Integrations: A curated set of multi-point integrations between Symantec and technology partner solutions, orchestrating and automating actions, events and intelligence across the platform and eco-system to empower a powerful cyber defense.

In addition to our core product portfolio, Symantec offers enterprise security services including:

•

Consulting Services: We provide the experience, expertise, and industry intelligence to assist enterprises to better architect, design, implement, and optimize their security software, people and processes. Symantec consultants guide enterprises toward solutions that meet their business goals and leave them with the knowledge to maintain and enhance their security environment.

•

Premium Support Services: Our premium support services for enterprises focus on timely and accurate issue resolution by placing a product family expert at the center of a tailored support experience, who provides technical support, manages escalations, delivers case and system reviews, oversees environmental health checks, and provides proactive services like upgrade planning and feature optimization.

•

Cyber Security Services: We provide continual threat monitoring, customized guidance, and 24x7 personalized service within an enterprise’s security environment through our Managed Security Services, DeepSight Intelligence, and Incident Response Services.

Consumer Digital Safety Portfolio

Our Consumer Digital Safety solutions consist of the following key elements, which we are integrating into a singular user experience for individuals and their families:

•

Norton Security: Our Norton Security solutions are available as a subscription service providing protection for devices against malware, viruses, adware, and ransomware on multiple platforms: Windows, Mac, Android and iOS. Users also have access to a password manager, parental controls, and safe web browsing that blocks malicious sites and filters browser search results. Users also can perform secure cloud backups of photos, financial files and other important documents on Windows, providing additional protection in the event ransomware attacks make these files unavailable. For mobile devices, Norton Security also filters risky apps, enables stolen device recovery, provides contact recovery, and blocks unwanted spam texts and calls. Norton Security includes 24x7 support by trained support agents who work to remediate any problems.

•

LifeLock Identity Theft Protection: Our LifeLock identity theft protection solution provides identity monitoring, alerts, and restoration to our customers. LifeLock puts users in control of their identity elements, including social security numbers, bank accounts, email addresses, physical addresses, driver’s license and phone numbers. The service alerts users on key events and recommends actions to prevent unauthorized access. If an identity theft takes place, LifeLock’s identity experts work with the user to restore their identities, managing interaction with various governmental agencies, financial institutions and merchants - and addressing legal fees, wage loss and associated damages.

•

Norton Wi-Fi Privacy: Our Norton Wi-Fi Privacy service offers a protected way to connect to the Internet, encrypting data users send over Internet connections and enhancing levels of privacy online. With this service, users can confidently send private information like passwords, bank details, and credit card numbers when using public Wi-Fi on PC, Mac or mobile device without risk of compromise. Users can also access globally to their favorite apps, websites and online streaming by changing their virtual location. This service also limits the ability of websites to track users, thereby eliminating persistent personalized ads based on browsing history.

Business Segments, International Operations and Significant Customers

For financial information regarding our Enterprise Security and Consumer Digital Safety segments, revenues and property and equipment by geographical area and significant customers, see Note 14 to the Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Sales and Go-to-Market Strategy

Our go-to-market network includes direct sales forces and broad e-commerce capabilities, as well as indirect sales resources that support our global partner ecosystem. We also maintain strategic relationships with a number of original equipment manufacturers (“OEMs”), Internet service providers (“ISPs”), global service integrators (“GSI”s), wireless carriers, and retail and online stores through which we market and sell our products.

Enterprise

We sell and market our products and services to large enterprises, including business, government and public-sector customers, through our field sales force and reseller channels. Our field sales team leverages our global partner ecosystem, primarily targeting senior executives and IT department personnel responsible for managing a company’s highest-order IT and cyber security initiatives.

We also sell and market our products and services to small, medium and large businesses through field sales and inside sales forces that leverage indirect sales partners around the world, who are specifically trained and certified to sell our solutions. These partners include national solution providers, regional solution providers, national account resellers, global/federal system integrators, and managed service providers.

Our enterprise products and services are also available on our e-commerce platform, as well as through authorized distributors, GSIs and OEMs, who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products.

Consumer

We sell and market our consumer products and services to individuals, households and small businesses globally. We bring these products to market through direct marketing and co-marketing programs supported by our e-commerce and tele-sales platforms. In addition, we utilize Internet-based resellers, system builders, ISPs, employee benefits providers, wireless carriers, retailers, and OEMs to distribute our offerings worldwide. We drive consumer business growth through global brand and demand campaigns, new customer acquisition, improved retention cross-sell and customer success programs.

Research and Development

Symantec embraces a global research and development strategy to drive organic innovation and product integration across our portfolio. Our engineering and product management teams are focused on delivering new versions of existing product lines as well as developing entirely new products and services to drive the company’s leadership in cyber security. We also have a technology research organization focused on short, medium, and longer-term applied research projects, with the goal of transferring completed innovations into our product groups for commercialization.

Symantec’s Security Technology and Response organization is a global team of security engineers, threat analysts, and researchers who provide the underlying functionality, content, and support for many of our solutions. These front-line security experts analyze threat telemetry collected through our vast cyber intelligence networks to protect our customers against current and emerging threats. Our research and development teams also leverage these vast data sets and insights to develop new technologies and approaches in order to improve security outcomes for our customers.

Research and development expenses were $956 million, $823 million and $748 million in fiscal 2018, 2017 and 2016, respectively. We believe that technical leadership is essential to our success, and we expect to continue to commit substantial resources to research and development.

Product and Technical Support

Symantec has support facilities throughout the world, staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our support experts assist customers with both issue resolution and threat detection.

We provide Enterprise Security customers with various levels of support. Our support program offers annual maintenance support contracts, including content, updates, and technical support. Our essential technical support includes: self-service options, assisted support delivered by telephone or electronically during contracted-for hours, immediate patches for severe problems, periodic software updates, and access to our technical knowledge base and frequently asked questions.

Our Consumer Digital Safety support includes self-help online services and phone, chat, and email support worldwide. Most of our Norton Security products come with automatic downloads of the latest virus definitions, application bug fixes, and patches, as well as a “Virus Protection Promise,” which in some markets provides free virus removal services to customers whose protected computers become infected. Our Consumer Digital Safety service and support offerings come with 24x7x365 support, along with remediation services during normal business hours.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. The competitive landscape has changed significantly over the past few years, with new competition arising. Some of the market growth has come from startups that focus on solving a particular issue or delivering a niche-oriented product, and from larger integration providers that increasingly seek to add to or extend their offerings. We focus on delivering comprehensive customer solutions, integrating across our broad product portfolio and partnering with other technology providers to differentiate our offerings and platforms from the competition.

In addition to the competition we face from direct competitors, we face indirect or potential competition from retailers, application providers, operating system providers, network equipment manufacturers and other OEMs who may provide various solutions and functions in their current and future offerings. We compete with these same parties to acquire technologies, products, or companies. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers and enterprises by OEMs. We compete for access to distribution channels and for spending at the retail level for our consumer offerings and in corporate accounts for our enterprise offerings.

Our Enterprise Security competitors vary by product category, geography, channel and customer size:

•

Endpoint security competitors include McAfee LLC (formerly Intel Security, “McAfee”), Microsoft Corporation (“Microsoft”), and Carbon Black, Inc., as well as several point-product competitors, freeware providers and regional security companies.

•

Network security competitors include Palo Alto Networks Inc. (“Palo Alto”), FireEye Inc. (“FireEye”), Cisco Systems, Inc. (“Cisco”), McAfee, and Forcepoint LLC (“Forcepoint”), as well as other established and emerging companies.

•

Cloud security competitors include Cisco and McAfee (formerly Skyhigh Networks), as well as other established and emerging companies. We expect additional competition as the market for security-as-a-service continues to develop and expand.

•	Email security competitors include Proofpoint, Inc. and Microsoft.

•

Advanced threat protection competitors include McAfee, Palo Alto, FireEye, International Business Machines Corporation (“IBM”) and Dell EMC, as well as Niksun and Trend Micro. As new IT budgets are created to address next-generation threats, we expect to compete with additional specialized vendors as well as larger vendors that may continue to acquire or bundle their products.

•	Information protection competitors include RSA (a Dell Technologies business), McAfee, Forcepoint, Digital Guardian and Microsoft.

•	Cyber security services and managed security services competitors include FireEye, IBM, and SecureWorks Corporation, as well as other additional established and emerging companies.

Our Consumer Digital Safety competitors vary by product category, geography and channel. Norton Security competitors include McAfee, Microsoft and Trend Micro. Consumer backup product competitors include Carbonite, Inc. LifeLock identity theft protection competitors include credit bureaus Experian, Equifax, and TransUnion, as well as others including Affinion, EWS, Intersections, and LexisNexis.

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

Trademarks, patents, copyrights, and licenses

Symantec, and the Symantec Norton and LifeLock logos, are trademarks or registered trademarks in the U.S. and other countries. In addition, we have used, registered, or applied to register other trademarks and service marks to help distinguish our products, technologies, and services from those of our competitors in the U.S. and other countries. We actively enforce our trademark, service mark, and trade name rights in the U.S. and abroad based on our rights under common law, and various state and federal laws and regulations, as well as rights recognized by international treaties and conventions. The duration of our trademark registrations varies from country to country, and in the U.S. we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use.

We have approximately 2,225 patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.

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

Seasonality

As is typical for many large technology companies, our business is seasonal. Revenues are generally higher in our third and fourth fiscal quarters.

Corporate Responsibility

Our annual Corporate Responsibility Report can be found via the Symantec website at https://www.symantec.com/about/corporate-responsibility.

Audit Committee Investigation Completed

As previously disclosed, the Audit Committee has concluded its internal investigation, which was originally announced in May 2018. Please see Part III, Item 11 “Executive Compensation” — “Executive Compensation and Related Information” — “Compensation Discussion & Analysis” — “Additional Matters — Audit Committee Investigation” for more details.

Employees

As of March 30, 2018, we employed more than 11,800 people worldwide.

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

A decrease in demand for our solutions could adversely affect our financial results.

We are subject to fluctuations in demand for our solutions due to a variety of factors, including market transitions, general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, the timing and duration of hardware refresh cycles, financial difficulties and budget constraints of our current and potential customers, public awareness of security threats to IT systems and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our sales. If demand for our solutions declines, whether due to general economic conditions, a shift in buying patterns or otherwise, our revenues and margins would likely be adversely affected.

Fluctuations in our quarterly financial results have affected the trading price of our outstanding securities in the past and could affect the trading price of outstanding securities in the future.

Our quarterly financial results have fluctuated in the past and are likely to vary in the future due to a number of factors, many of which are outside of our control. If our quarterly financial results or our predictions of future financial results fail to meet our expectations or the expectations of securities analysts and investors, the trading price of our outstanding securities could be negatively affected. Volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions. Our operating results for prior periods may not be effective predictors of our future performance.

Factors associated with our industry, the operation of our business, and the markets for our solutions may cause our quarterly financial results to fluctuate, including:

•	Fluctuations in our revenue due to the transition of our sales contracts to a higher mix of products subject to ratable versus point-in-time revenue recognition;
•

The timing of satisfying revenue recognition criteria, particularly with regard to our enterprise sales transactions, as a result of our adoption of new revenue recognition accounting standards under ASC 606 on March 31, 2018;

•	Fluctuations in demand for our solutions;
•	Entry of new competition into our markets;
•	Competitive pricing pressure for one or more of our classes of our solutions;

•	Our ability to timely complete the release of new or enhanced versions of our solutions;
•	The timing and extent of significant restructuring charges;
•	The impact of acquisitions and our ability to achieve expected synergies;
•	Fluctuations in foreign currency exchange rates;
•	The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomware and other malicious threats) and cyber security incidents (e.g., large scale data breaches);
•	Our resellers making a substantial portion of their purchases near the end of each quarter;
•	Customers’ tendency to negotiate licenses and other agreements near the end of each quarter;
•	Cancellation, deferral, or limitation of orders by customers;
•	Changes in the mix or type of products and subscriptions sold;
•	Our ability to achieve targeted operating income and margins;
•	Movements in interest rates;
•	The rate of adoption of new technologies and new releases of operating systems;
•	Changes in tax laws, rules, and regulations;
•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our solutions;
•

Political and military instability caused by war or other events, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively;

•	The timing of and rate and discounts at which customers replace older versions of our hardware products that reach end of life; and
•	Disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, or earthquakes, floods, or other natural disasters.

Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.

Our business depends on customers renewing their arrangements for maintenance, subscriptions, managed security services and cloud-based (“cloud”) offerings.

A large portion of our revenue is derived from arrangements for maintenance, subscriptions, managed security services and cloud offerings, yet customers have no contractual obligation to purchase additional solutions after the initial subscription or contract period. Our customers’ renewal rates, and our customer retention, may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions or our customer support, customer budgets and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, or to decline. Accordingly, we must invest significant time and resources in providing ongoing value to our customers. If these efforts fail, or if our customers do not renew for other reasons, or if they renew on terms less favorable to us, our revenue may decline and our business will suffer.

Matters relating to or arising from our Audit Committee investigation, including regulatory investigations and proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee of our Board of Directors (the “Audit Committee”) has recently completed an internal investigation (the “Audit Committee Investigation”). In connection with the Audit Committee Investigation, we voluntarily contacted the SEC in May 2018. The SEC commenced a formal investigation and we continue to cooperate with that investigation.

Furthermore, if the SEC commences legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies. The completion of the Audit Committee investigation and filing of delinquent periodic reports will not automatically resolve the SEC investigation. We can provide no assurances as to the outcome of any governmental investigation.

We have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the internal investigation and related legal matters. These expenses, the delay in timely filing our periodic reports, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business and financial condition.

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class actions and other lawsuits have been filed against us, our directors and officers (see also, “We are subject to pending securities class action and stockholder derivative legal proceedings” below). Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We are subject to pending securities class action and stockholder derivative legal proceedings that may adversely affect our business.

Several securities class action and derivative lawsuits were filed against us following our announcement on May 10, 2018 of the Audit Committee Investigation, including an action brought derivatively on behalf of Symantec’s 2008 Employee Stock Purchase Plan. In addition, we have received certain demands from purported stockholders to inspect corporate books and records under Delaware law. No specific amounts of damages have been alleged in these lawsuits. We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our Audit Committee Investigation are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could further adversely affect our business, results of operations and cash flows.

We have not been in compliance with Nasdaq’s requirements for continued listing and as a result our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.

We were delinquent in the filing of our periodic reports with the SEC and have delayed convening our 2018 Annual Meeting of Stockholders (the “Annual Meeting”), as a result of which we are not in compliance with listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the SEC. Under Nasdaq’s listing rules, we were permitted to submit to Nasdaq a plan to regain compliance with the Nasdaq listing rules. We previously submitted such a plan to the Nasdaq Staff, and Nasdaq has granted us until November 26, 2018 to regain compliance. We expect to file our delinquent Quarterly Reports as promptly as practicable following this Annual Report filing, however there can be no guarantee that we will be able to file by November 26, 2018, in which case our common stock may again be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

The delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of some of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until November 2019 at the earliest. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

If we are unable to develop new and enhanced solutions that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing solutions or adapt our business model to keep pace with industry trends, our competitive position may weaken and our business and operating results could be adversely affected.

Our future success depends on our ability to effectively respond to the rapidly changing needs of our customers, as well as competitive technological developments and industry changes by developing or introducing new and enhanced solutions on a timely basis.

We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our sales that could adversely affect our business and operating results. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, the continued decline in the PC market and the market shift towards mobility and the increasing transition towards cloud-based solutions, all of which continue to make it more difficult for us to compete effectively. For example, although we have been investing heavily in solutions that address the cloud security market, we cannot be certain that it will develop at a rate or in the manner we expect or that we will be able to compete successfully with new entrants or more established competitors. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions that satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, which may adversely impact our operating results. The development and introduction of new solutions involves a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	Lengthy development cycles;
•	Evolving industry standards and technological developments by our competitors and customers;
•	Evolving platforms, operating systems and hardware products, such as mobile devices, and related product and service interoperability challenges;
•	Entering into new or unproven markets;
•	Executing new product and service strategies;

•	Trade compliance difficulties;
•	Developing or expanding efficient sales channels; and
•	Obtaining sufficient licenses to technology and technical access to operating system software.

If we are not successful in managing these risks and challenges, or if our new or improved solutions are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced solutions, effectively manage or expand our business, or increase our revenues.

Our future success depends upon our ability to recruit and retain key management, technical, sales, marketing, finance and other personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, especially in and around our headquarters in Silicon Valley, and we face difficulties in attracting, retaining and motivating employees as a result. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Additionally, changes in immigration laws could impair our ability to attract and retain highly qualified employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares required for issuance under our equity compensation plans. As a result, we may issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company. Although we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results. These risks may be exacerbated by the uncertainty associated with the acquisitions, divestitures and transitions we have experienced over the last few years.

We operate in a highly competitive environment, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenues to decline.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a decline in our sales that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies and effectively adapt to technological changes and changes in the ways that our information is accessed, used and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.

Our competitors include software and cloud-based vendors that offer solutions that directly compete with our offerings. In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ solutions than our own. In addition, software and cloud-based vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and financial results.

We face growing competition from network equipment, computer hardware manufacturers, large operating system providers and other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of these competitors are increasingly developing and incorporating into their products data protection software that competes at some levels with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions.

Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is offered free of charge. Some companies offer lower-priced or free security products within their computer hardware or software products. Our competitive position could be adversely affected to the extent that our customers perceive these lower cost or free security products as replacing the need for more effective, full featured solutions, such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our sales and operating results by causing, among other things, price reductions of our solutions, reduced profitability and loss of market share.

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

Our cloud offerings present execution and competitive risks.

Our cloud offerings are critical to our business. Our competitors are rapidly developing and deploying cloud offerings for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We have made and are continuing to make significant investments in, and devoting significant resources to develop and deploy, our own cloud strategies. We cannot assure you that our ongoing investments in and development of cloud offerings will achieve the expected returns for us or that we will be able to compete successfully in the marketplace. In addition to software development costs, we are incurring significant costs to build and maintain infrastructure to support cloud offerings. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this business model depends on our execution in a number of areas, including:

•	Continuing to innovate and bring to market compelling cloud-based solutions that generate increasing traffic and market share; and
•	Ensuring that our cloud offerings meet the reliability expectations of our customers and maintain the security of their data.

Over the long term we intend to invest in research and development activities, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.

While we continue to focus on managing our costs and expenses, over the long term, we also intend to invest significantly in research and development activities as we focus on organic growth through internal innovation in each of our business segments. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, and that the level of these investments will increase in future periods. We recognize the costs associated with these research and development investments earlier than the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

Changes in industry structure and market conditions could lead to charges related to discontinuance of certain of our products or businesses and asset impairments.

In response to changes in industry structure and market conditions, we may be required to strategically reallocate our resources and consider restructuring, disposing of or otherwise exiting certain businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with contract manufacturers and suppliers.

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

The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or develop products or support offerings that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect our operating results.

Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. We or our competitors may bundle solutions for promotional purposes or as a long-term go-to-market or pricing strategy or provide guarantees of prices. These practices could, over time, significantly constrain the prices that we can charge for certain of our offerings.

Defects, disruptions or risks related to our cloud offerings could impair our ability to deliver our services and could expose us to liability, damage our brand and reputation or otherwise negatively impact our business.

Our cloud offerings may contain errors or defects that users identify after they begin using them that could result in unanticipated service interruptions, which could harm our reputation and our business. Since our customers use our cloud offerings for mission-critical protection from threats to electronic information, endpoint devices, and computer networks, any errors, defects, disruptions in service or other performance problems with our cloud offerings could significantly harm our reputation and may damage our customers’ businesses. If any such performance problems occur, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts or warranty, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

We currently serve our cloud-based customers from hosting facilities, including third-party hosting facilities, located across the globe. Damage to, or failure of, any significant element of these hosting facilities could result in interruptions in our service, which could harm our customers and expose us to liability. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our cloud offerings are unreliable.

Our solutions are complex and operate in a wide variety of environments, systems, applications and configurations, which could result in failures of our solutions to function as designed.

Because we offer very complex solutions, undetected errors, failures or bugs may occur, especially when solutions are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new solutions or releases until after they are delivered to customers. In the past, we have discovered software errors, failures, and bugs in certain of our solutions after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors.

Errors, failures, or bugs in solutions released by us could result in negative publicity, damage to our brand and reputation, returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our solutions in applications that are critical to their businesses and may have a greater sensitivity to defects in our solutions than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity, security or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our solutions could be harmed. Alleviating any of these problems could require significant expenditures, our capital and other resources and could cause interruptions, delays, or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.

Our products, solutions, cloud offerings, systems and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our solutions, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities may attempt to penetrate our network security or the security of our systems and website and misappropriate proprietary information or cause interruptions of our services, including the operation of our global civilian cyber intelligence threat network. While we invest and devote significant resources to maintain and continually enhance and update our methods to detect and alert us to such breaches, attacks and disruptions, these efforts may not be sufficient, even with rapid detection, to prevent the damage such a breach of our products, solutions, cloud offerings, systems, and website may cause.

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

We collect, use, store or disclose (collectively, “process”) an increasingly large amount of personal information, including from employees and customers, in connection with the operation of our business, particularly in relation to our identity and fraud protection offerings. We process an increasingly high volume, variety and velocity of personal information as a result of our identity and fraud protection offerings that rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Additionally, changes to applicable privacy or data security laws could impact how we process personal information, and therefore limit the effectiveness of our solutions or our ability to develop new solutions. For example, the European Union General Data Protection Regulation, which becomes fully effective on May 25, 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access.

Additionally, third parties with whom we work, such as vendors or developers, may violate applicable laws or our policies and such violations can place personal information of our customers at risk. This could have an adverse effect on our reputation and business. In addition, such third parties could be the target of cyberattack and other data breaches which could impact our systems or our customers’ records.

Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.

As part of our business strategy, we may acquire or divest businesses or assets. These activities can involve a number of risks and challenges, including:

•	Complexity, time and costs associated with managing these transactions, including the integration of acquired business operations, workforce, products, IT systems and technologies;
•	Diversion of management time and attention;
•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;
•	Assumption of liabilities of the acquired business or assets, including litigation related to the acquired business or assets;
•	The addition of acquisition-related debt;
•	Increased or unexpected costs and working capital requirements;
•	Dilution of stock ownership of existing stockholders;
•	Unanticipated delays or failure to meet contractual obligations; and
•	Substantial accounting charges for acquisition-related costs, amortization of intangible assets, and higher levels of stock-based compensation expense.

We have invested and continue to invest and devote significant resources in the integration of businesses we acquire, including our August 2016 acquisition of Blue Coat, Inc. (“Blue Coat”) and February 2017 acquisition of LifeLock, Inc. (“Life Lock”). The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies and growth prospects from integrating these businesses in an efficient and effective manner. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects. To integrate acquired businesses, we must integrate and manage the personnel and business systems of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology and sales force integrations that are difficult to complete on a timely basis or at all, and may be more susceptible to the special risks and challenges described above.

In addition, we have in the past, and may in the future, divest businesses, product lines or assets. For example, in January 2016 we completed the sale of Veritas, and in October 2017 we divested our WSS and PKI solutions. These and similar initiatives may require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs and accounting charges for asset impairments.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

If we fail to manage our sales and distribution channels effectively, or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.

We sell our solutions to customers around the world through multi-tiered sales and distribution networks.

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
•

Substantial amounts of training for sales representatives to become productive in selling our solutions, including regular updates to our products, and associated delays and difficulties in recognizing the expected benefits of investments in new products and updates;

•	Increased administrative costs in processing orders and increased credit risk in pursuing payment from each end user; and
•	Increased responsibility for custom and export activities that may result in added costs.

Indirect Sales Channels. A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our resellers and distributors are generally not subject to minimum sales requirements or any obligation to market our solutions to their customers;

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause;
•	Our lack of control over the timing of delivery of our solutions to end-users;
•	Our resellers and distributors may violate applicable law or regulatory requirements or otherwise cause damage to our reputation through their actions;
•

Our resellers and distributors frequently market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of these solutions due to pricing, promotions, and other terms offered by our competitors; and

•	Any consolidation of electronics retailers can continue to increase their negotiating power with respect to hardware and software providers such as us.

OEM Sales Channels. A portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the volume of products delivered and the timing of such delivery;
•	Most of our OEM partners are not subject to minimum sales requirements. Generally our OEM partners do not have any obligation to market our products to their customers;
•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors;
•	Sales through our OEM partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales;
•

The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no assurance of ever receiving associated revenues;

•

The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our solutions may make it more difficult to introduce those solutions to the market; and

•	Our OEM partners may develop, market, and distribute their own solutions and market and distribute products of our competitors, which could reduce our sales.

If we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position. Some of our distribution partners have experienced financial difficulties in the past, and if our partners suffer financial difficulties in the future because of general economic conditions or for other reasons, these partners may delay paying their obligations to us and we may have reduced revenues or collections that could adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that could cause unpredictability in demand, which could increase the risk that we may be unable to plan effectively for the future, and could adversely affect our operating results.

We face heightened regulation in our Consumer Digital Safety segment, which could impede our ability to market and provide our solutions or adversely affect our business, financial position and results of operations.

We are subject to heightened regulation in our Consumer Digital Safety segment as a result of the sale of our identity and information protection products, which we began selling at the end of fiscal 2017 as a result of our acquisition of LifeLock , including a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (“FTC Act”), and comparable state laws that are patterned after the FTC Act. Moreover, LifeLock entered into consent decrees and similar arrangements with the Federal Trade

Commission (the “FTC”) and 35 states’ attorneys general in 2010, and a settlement with the FTC in 2015 relating to allegations that certain of LifeLock’s advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on the LifeLock business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” LifeLock’s identity theft protection services. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.

Additionally, the nature of our identity and information protection products subjects us to the broad regulatory, supervisory, and enforcement powers of the Consumer Financial Protection Bureau (CFPB) which may exercise authority with respect to our services, or the marketing and servicing of those services, by overseeing our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services.

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

We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•	Requirements of foreign laws and other governmental controls, including tariffs, trade barriers and labor restrictions and related laws that reduce the flexibility of our business operations;
•	Potential changes in trade relations arising from policy initiatives or other political factors;
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

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;
•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;
•	Difficulties in staffing, managing, and operating our international operations;
•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;
•	Costs and delays associated with developing software and providing support in multiple languages; and

•	Political unrest, war, or terrorism, or regional natural disasters, particularly in areas in which we have facilities.

A significant portion of our transactions outside of the U.S. is denominated in foreign currencies. Accordingly, our revenues and expenses will continue to be subject to fluctuations in foreign currency rates. We have in the past and expect in the future to be affected by fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales or our operations outside the U.S. continue to increase.

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

Most of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark and trade secret laws. However, these measures afford only limited protection and may be challenged, invalidated or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization.

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

From time to time we are a party to lawsuits and investigations, which typically require significant management time and attention and result in significant legal expenses, and which could negatively impact our business, financial condition, results of operations, and cash flows.

We have initiated and been named as a party to lawsuits, including patent litigation, class actions and governmental claims and we may be named in additional litigation. The expense of initiating and defending, and in some cases settling, such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

In addition, we license and use software from third parties in our business. These third-party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third-party software, could result in delivery delays or other disruptions in our business that could materially and adversely affect our operating results.

Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss).

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•

Changes to the U.S. federal income tax laws, including impacts of the recently enacted Tax Cuts and Jobs Act (H.R.1) (the “Act”) and future interpretations of the Act, the consequences of which have not yet been fully determined;

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

Adverse economic conditions or a change in our business performance may make it more difficult to obtain financing for our operations, investing activities (including potential acquisitions or divestitures) or financing activities. Any required financing may not be available on terms acceptable to us, or at all. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our financial or operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations and financial condition.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, ability to hedge certain financial risks, borrowing costs and access to capital markets.

Our credit risk is evaluated by the major independent rating agencies, and such agencies have in the past and could in the future downgrade our ratings. We cannot assure you that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may have a negative impact on our liquidity, capital position, ability to hedge certain financial risks and access to capital markets. In addition, changes by any rating agency to our outlook or credit rating could increase the interest we pay on outstanding or future debt.

There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.

As of March 30, 2018, we had an aggregate of $5.1 billion of outstanding indebtedness that will mature in calendar years 2018 through 2025, including approximately $4.0 billion in aggregate principal amount of existing senior notes and $1.1 billion of outstanding term loans under our senior credit facilities, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of March 30, 2018, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.

Our substantial level of indebtedness could have important consequences, including the following:

•

We must use a substantial portion of our cash flow from operations to pay interest and principal on the term loans and revolving credit facility and our existing senior notes and other indebtedness, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

•	We may be unable to refinance our indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
•	We are exposed to fluctuations in interest rates because borrowings under our senior credit facilities bear interest at variable rates;

•

Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

•	We may be more vulnerable to an economic downturn and adverse developments in our business;
•

We may be unable to comply with financial and other covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation; and

•

Changes by any rating agency to our outlook or credit rating could negatively affect the value of our debt and and/or our common stock, adversely affect our access to debt markets, and increase the interest we pay on outstanding or future debt.

There can be no assurance that we will be able to manage any of these risks successfully.

In addition, we conduct a significant portion of our operations through our subsidiaries, which are generally not guarantors of our debt. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. In general, our subsidiaries will not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make the required principal and interest payments on our indebtedness.

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

Item 1B. Unresolved Staff Comments

There are no unresolved issues with respect to any Commission staff’s written comments that were received at least 180 days before the end of our fiscal year to which this report relates and that relate to our periodic or current reports under the Exchange Act.

Item 2. Properties

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service and technical support personnel. Our corporate headquarters is located in Mountain View, California where we occupy facilities totaling approximately 734,000 square feet, of which 723,000 square feet is owned and 11,000 square feet is leased. Our leased facilities are occupied under agreements that expire on various dates through fiscal 2029. The following table presents the approximate square footage of our facilities as of March 30, 2018:

	Approximate Square Footage (1)
(In thousands)	Owned	Leased
Americas (U.S., Canada and Latin America)	1,402	746
EMEA (Europe, Middle East and Africa)	163	227
APJ (Asia Pacific and Japan)	-	945

Total approximate square footage	1,565	1,918

(1)

Included in the total approximate square footage above are vacant and available-for-lease properties totaling approximately 151,000 square feet. Total square footage excludes approximately 664,000 square feet relating to facilities subleased to third parties. As of March 30, 2018, we also own facilities that are held as available-for-sale on our Consolidated Balance Sheets. These facilities comprise approximately 403,000 square feet of space. In October 2018, we completed the sale of these facilities.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3. Legal Proceedings

Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K which information is incorporated into this Item  3 by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock and number of stockholders

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” As of March 30, 2018, there were 1,665 stockholders of record. The high and low closing sales prices set forth below are as reported on the Nasdaq Global Select Market during each quarter of the two most recent fiscal years.

	2017				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$21.24	$25.27	$25.45	$30.83	$33.14	$34.16	$33.92	$29.57
Low	$16.60	$20.28	$23.49	$24.01	$28.06	$27.47	$27.36	$25.51

Stock performance graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended March 30, 2018 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2013, and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Symantec Corporation, the S&P 500 Index

and the S&P Information Technology Index

275 Symantec Corporation 250 S&P 500 225 S&P Information Technology 200 Dollars 175 150 125 100 75 3/29/2013 3/28/2014 4/3/2015 4/1/2016 3/31/2017 3/30/2018

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Dividends

During fiscal 2018 and 2017, we declared and paid aggregate cash dividends and dividend equivalents of $211 million or $0.30 per common share, and $222 million or $0.30 per common share, respectively. Dividends declared and paid each quarter during fiscal 2018 and 2017 were $0.075 per share. All future dividends are subject to the approval of our Board of Directors.

Repurchases of our equity securities

Through our stock repurchase programs we have repurchased shares of our common stock since the fourth quarter of fiscal 2004. Under these programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of March 30, 2018, we have $800 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended March 30, 2018, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2017 to January 26, 2018	-	$-	-	$800
January 27, 2018 to February 23, 2018	-	$-	-	$800
February 24, 2018 to March 30, 2018	-	$-	-	$800

Total number of shares repurchased	-		-

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

Five-Year Summary

Summary of Operations:

	Year Ended (1)
(In millions, except per share data)	March 30, 2018 (2)	March 31, 2017 (3)	April 1, 2016 (4)	April 3, 2015	March 28, 2014
Net revenues	$4,834	$4,019	$3,600	$3,956	$4,183
Operating income (loss)	$49	$(100)	$457	$154	$144
Income (loss) from continuing operations (2)	$1,127	$(236)	$(821)	$109	$91
Income from discontinued operations, net of income taxes (4)	$11	$130	$3,309	$769	$807
Net income (loss)	$1,138	$(106)	$2,488	$878	$898

Income (loss) per share — basic: (5)
Continuing operations	$1.83	$(0.38)	$(1.23)	$0.16	$0.13
Discontinued operations	$0.02	$0.21	$4.94	$1.12	$1.16
Net income (loss) per share — basic	$1.85	$(0.17)	$3.71	$1.27	$1.29

Income (loss) per share — diluted: (5)
Continuing operations	$1.69	$(0.38)	$(1.23)	$0.16	$0.13
Discontinued operations	$0.02	$0.21	$4.94	$1.10	$1.15
Net income (loss) per share — diluted	$1.70	$(0.17)	$3.71	$1.26	$1.28

Cash dividends declared per common share	$0.30	$0.30	$4.60	$0.60	$0.60

Consolidated Balance Sheets Data:

(In millions)	March 30, 2018	March 31, 2017	April 1, 2016	April 3, 2015	March 28, 2014
Cash, cash equivalents and short-term investments	$2,162	$4,256	$6,025	$3,860	$4,084
Total assets	$15,759	$18,174	$11,767	$13,233	$13,539
Long-term debt	$5,026	$6,876	$2,207	$1,746	$2,095
Total stockholders’ equity	$5,023	$3,487	$3,676	$5,935	$5,797

(1)	We have a 52/53-week fiscal year. Our fiscal 2015 was a 53-week year, whereas fiscal 2018, 2017, 2016 and 2014 each consisted of 52 weeks.

(2)

In fiscal 2018, we sold our WSS and PKI solutions and recognized a gain of $653 million before income taxes associated with the sale (see Note 3 to the Consolidated Financial Statements) and we recognized an income tax benefit of $659 million as a result of the enactment of the Tax Cuts and Jobs Act (H.R.1) (see Note 10 to the Consolidated Financial Statements).

(3)

In fiscal 2017, we acquired Blue Coat, Inc. (“Blue Coat”) and LifeLock, Inc. (“LifeLock”) and the results of operations of those entities were included from their respective dates of acquisition (see Note 3 to the Consolidated Financial Statements).

(4)

In fiscal 2016, we recorded $1.1 billion in income tax expense related to unremitted earnings of foreign subsidiaries from the proceeds of the sale of our divested information management business (“Veritas”). This charge was presented in loss from continuing operations in the Consolidated Statements of Operations (see Note 10 to the Consolidated Financial Statements). As a result of the sale, a net gain of $3.0 billion was presented as part of income from discontinued operations, net of income taxes (see Note 3 to the Consolidated Financial Statements).

(5)	Net income per share amounts may not add due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.

OVERVIEW

Fiscal calendar and basis of presentation

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal year ended March 30, 2018, March 31, 2017 and April 1, 2016, each of which was a 52-week year.

Key financial metrics

The following table provides our key financial metrics for continuing operations for fiscal 2018 compared with fiscal 2017:

(In millions, except for percentages and per share amounts)	Fiscal 2018	Fiscal 2017
Net revenues	$4,834	$4,019
Operating income (loss)	$49	$(100)
Income (loss) from continuing operations	$1,127	$(236)
Income (loss) per share from continuing operations — diluted	$1.69	$(0.38)
Cash, cash equivalent and short-term investments	$2,162	$4,256
Net cash provided by (used in) continuing operating activities	$957	$(145)
Deferred revenue	$3,103	$2,787

•

Net revenues grew 20% in fiscal 2018 compared to fiscal 2017 primarily as a result of the inclusion of revenue from our consumer identity and information protection products acquired at the end of fiscal 2017 for a full year and increased revenues from sales of our enterprise network and web security solutions which included products acquired in our fiscal 2017 acquisition, partially offset by a decrease in revenue as a result of the divestiture of our WSS and PKI solutions. See Note 14 to the Consolidated Financial Statements for further information on our products and services revenues.

•

Operating income increased primarily as a result of increased net revenues and our cost reduction initiatives and integration synergy program we announced in fiscal 2017. This increase was partially offset by increased operating expenses as a result of acquisitions of Blue Coat and LifeLock, including stock-based compensation, amortization of intangible assets, and advertising and promotional expenses. The increase in operating income was also partially offset by increased transition costs primarily due to costs related to our enterprise resource planning and supporting systems and separation costs related to the divestiture of our WSS and PKI solutions.

•

Income from continuing operations and diluted income per share from continuing operations increased primarily as a result of the $653 million gain on the divestiture of our WSS and PKI solutions and a net tax benefit of $690 million primarily as a result of the Tax Cuts and Jobs Act (H.R.1) (the “Act”). Partially offsetting the increase in the diluted income per share from continuing operations was a higher diluted share count due to including the dilutive effect of potentially issuable common shares under our equity award programs and convertible debt. Such potentially issuable common shares were excluded from our net loss per share computation in fiscal 2017 as they would have been anti-dilutive.

•

Cash, cash equivalents and short-term investments decreased primarily as a result of our $3.2 billion of debt repayments as part of our plan to deleverage our balance sheet and $401 million paid for acquisitions, partially offset by $933 million in net cash proceeds from the divestiture of our WSS and PKI solutions and cash flow from continuing operating activities of $957 million.

•

Cash flow from continuing operating activities increased primarily due to a one-time tax payment of $887 million related to the gain on sale from the divestiture of our information management business (“Veritas”) in fiscal 2017 and an increase in deferred revenue.

•

Deferred revenue increased $316 million, primarily due to our shift in sales contracts to a higher mix of solutions subject to ratable versus point in time revenue recognition and longer contract duration in our Enterprise Security segment, which resulted in less in-period revenue recognized, and due to higher billings towards the end of the fiscal year, reflecting seasonal sales cycles in that segment. These factors were partially offset by a decrease of $319 million in deferred revenue as a result of the divestiture of our WSS and PKI solutions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

A summary of our significant accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.

Revenue recognition

We recognize revenue primarily pursuant to the requirements under the authoritative guidance on software revenue recognition, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make estimates and assumptions.

We enter into arrangements that can include various combinations of software and non-software elements. Where elements are delivered over different periods of time, and when allowed under GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to non-software elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) estimated selling price (“ESP”). For software elements, we follow the industry-specific software guidance which only allows for the use of VSOE in establishing fair value. VSOE of each element is based on the price for which the undelivered element is sold separately by us. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for serial undelivered items, the entire arrangement fee is recognized ratably over the performance period. When VSOE does not exist for a discrete undelivered item, consideration for the entire arrangement is deferred until that item is delivered. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, managed security services, subscriptions, and arrangements where VSOE does not exist. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time. ESPs for non-software elements are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

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

Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, trade names and acquired patents; and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Income taxes

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

As of March 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. In other cases, we have not been able to make a reasonable estimate and we continue to account for those items based on our existing accounting policies and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional tax benefit of $659 million, which is included as a component of income tax expense from continuing operations. This includes an income tax benefit of $1.6 billion resulting from the application of the Act to existing deferred tax balances, including a reduction of the previously accrued deferred tax liability for foreign earnings by $1.4 billion. This was partially offset by $893 million of tax expense that was recorded for the one-time transition tax liability under the Act.

Stock-based compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis except for performance-based restricted stock units (“PRUs”) with graded vesting which we recognize on a graded basis. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual achievement of the performance condition or management’s best estimate of the achievement if not yet known. No compensation cost is ultimately recognized for forfeited awards in which employees do not render the requisite service. We estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is primarily based on historical experience.

The fair value of each restricted stock unit (“RSU”) and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation option pricing model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.

We use the Black-Scholes model to determine the fair value of unvested stock options assumed in acquisitions and the fair value of rights to acquire shares of common stock under our employee stock purchase plan (“ESPP”). The determination of the fair value of awards using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. If the acquired companies lack sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, we estimate the expected life of assumed options using the “simplified method”. For vested options, this represents the midpoint between the valuation date and the contractual term. For unvested options, this represents the midpoint between the average vesting time and full contractual term. Expected volatility is based on the average of historical volatility over the most recent period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury rates for the period equal to the expected life. The options assumed are without dividend equivalents and their fair values are discounted by our dividend yield.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates which could materially impact our future stock-based compensation expense.

Loss contingencies

We are subject to contingencies that expose us to losses, including various legal and regulatory proceedings, asserted and potential claims that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. We review the status of each significant matter quarterly and we may revise our estimates. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our consolidated financial statements for that reporting period.

RESULTS OF OPERATIONS

The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2018	2017	2016
Net revenues	100%	100%	100%
Cost of revenues	21	21	17

Gross profit	79	79	83
Operating expenses:
Sales and marketing	33	36	36
Research and development	20	20	21
General and administrative	12	14	8
Amortization of intangible assets	5	4	2
Restructuring, transition and other costs	8	7	4

Total operating expenses	78	81	70

Operating income (loss)	1	(2)	13
Interest expense	(5)	(5)	(2)
Gain on divestiture	14	-	-
Other income (expense), net	(0)	1	0

Income (loss) from continuing operations before income taxes	9	(7)	11
Income tax expense (benefit)	(14)	(1)	34

Income (loss) from continuing operations	23	(6)	(23)
Income from discontinued operations, net of income taxes	0	3	92

Net income (loss)	24%	(3)%	69%

Note: The percentages may not add due to rounding.

Net revenues

	Fiscal Year			Variance in %
(In millions, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net revenues	$4,834	$4,019	$3,600	20%	12%

Fiscal 2018 compared to fiscal 2017

Net revenues increased $815 million, attributable to increases of $616 million from our Consumer Digital Safety segment and $199 million from our Enterprise Security segment, net of the impact of the divestiture of our WSS and PKI solutions. The increase in revenue from our Consumer Digital Safety segment was primarily a result of the inclusion of revenue from our identity and information protection products acquired at the end of fiscal 2017 for a full year.

Fiscal 2017 compared to fiscal 2016

Net revenues increased $419 million, primarily due to an increase of $425 million in revenue from our Enterprise Security segment as a result of the acquisition of Blue Coat during the second quarter of fiscal 2017.

Net revenues by geographical region

Percentage of revenue by geographic region as presented below is based on the billing location of the customer.

	Fiscal Year
	2018	2017	2016
Americas	63%	58%	59%
EMEA	22%	24%	25%
APJ	16%	18%	16%

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan. The percentages may not add up to 100% due to rounding.

Fiscal 2018 compared to fiscal 2017

Our percentage of revenue from the Americas increased, primarily as a result of the inclusion of revenue from our identity and information protection products acquired at the end of fiscal 2017 for a full year as sales of these products are generated entirely in the United States.

Fiscal 2017 compared to fiscal 2016

The geographical distribution of our revenue was relatively consistent in fiscal 2017 compared to fiscal 2016.

Cost of revenues

	Fiscal Year			Variance in %
(In millions, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cost of revenues	$1,032	$853	$615	21%	39%

Fiscal 2018 compared to fiscal 2017

Our cost of revenues increased $179 million primarily due to an increase related to our network and web security solutions and consumer identity and information protection products that were acquired in fiscal 2017, including $88 million of increased amortization of acquired intangible assets and $60 million of increased technical support costs primarily driven by the consumer identity and information protection products, and an increase of $30 million in royalty fees.

Fiscal 2017 compared to fiscal 2016

Our cost of revenues increased $238 million primarily due to $122 million of increased amortization of acquired intangible assets and increased other costs related to sales of our network and web security solutions and consumer identity and information protection products that were acquired in fiscal 2017, including an acquired product inventory fair value write-up of $24 million. These increases in cost of revenues were partially offset by decreased costs related to Veritas of $22 million.

Operating expenses

	Fiscal Year			Variance in %
(In millions, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Sales and marketing	$1,593	$1,459	$1,292	9%	13%
Research and development	956	823	748	16%	10%
General and administrative	574	564	295	2%	91%
Amortization of intangible assets	220	147	57	50%	158%
Restructuring, transition and other costs	410	273	136	50%	101%

Total	$3,753	$3,266	$2,528	15%	29%

Fiscal 2018 compared to fiscal 2017

Sales and marketing expense increased $134 million primarily due to increases of $148 million in advertising and promotional expense, largely related to promotion of our identity and information protection products, and $58 million in stock-based compensation expense. These increases were partially offset by the decreased expenses from our divested WSS and PKI solutions.

Research and development expense increased $133 million primarily due to increases of $90 million in stock-based compensation expense and $27 million in salary and benefits expense as a result of higher headcount.

General and administrative expense increased $10 million primarily due to a $35 million increase in salary and benefits expense as a result of higher headcount, a $15 million increase in stock-based compensation expense and increased cybersecurity and compliance costs, partially offset by a decrease of $41 million in acquisition-related and integration expenses due to a lower level of acquisition activities in fiscal 2018.

Stock-based compensation expense reported in operating expenses increased $163 million to $582 million in fiscal 2018 from $419 million in fiscal 2017, primarily due to the equity awards granted in connection with our fiscal 2018 and 2017 acquisitions.

Amortization of intangible assets increased $73 million primarily due to the intangible assets acquired in our fiscal 2017 acquisitions.

Restructuring, transition and other costs increased $137 million, primarily due to an increase of $178 million in transition costs, including increases of $90 million in costs primarily related to our enterprise resource planning and supporting systems and other transformation initiatives and $88 million in separation costs related to the sale of our WSS and PKI solutions.

Fiscal 2017 compared to fiscal 2016

Sales and marketing expense increased $167 million primarily as a result of our fiscal 2017 acquisitions and included increases of $54 million in stock-based compensation expense and

$24 million in integration expense. These increases were partially offset by a reduction of expenses from new and ongoing cost savings initiatives and decreased costs related to Veritas of $88 million.

Research and development expense increased $75 million primarily as a result of the acquisition of Blue Coat and included an increase of $54 million in stock-based compensation expense. This increase was partially offset by a reduction of expenses from new and ongoing cost savings initiatives and decreased costs related to Veritas of $44 million.

General and administrative expense increased $269 million primarily as a result of the acquisition of Blue Coat and included an increase of $160 million in stock-based compensation expense. In addition, we incurred higher acquisition-related and integration expenses of $79 million. These increases were partly offset by a reduction of expenses from new and ongoing cost savings initiatives and decreased costs related to Veritas of $32 million.

Our stock-based compensation in operating expenses increased $268 million to $419 million in fiscal 2018 from $151 million in fiscal 2017, primarily due to the equity awards granted in connection with the Blue Coat and LifeLock acquisitions, and the expected level of achievement for PRUs granted in fiscal 2017.

Amortization of intangible assets increased $90 million primarily due to the $2.9 billion of intangible assets acquired in the Blue Coat and LifeLock acquisitions.

Restructuring, transition and other costs increased $137 million, primarily due to increases of $60 million in advisory fees incurred in connection with restructuring events and facilities exit costs and $52 million in severance costs as we initiated a restructuring plan during fiscal 2017.

Non-operating income (expense), net

	Fiscal Year
(In millions)	2018	2017	2016
Interest expense	$(256)	$(208)	$(75)
Gain on divestiture	653	-	-
Other income (expense), net	(9)	46	10

Total other income (expense), net	$388	$(162)	$(65)

Fiscal 2018 compared to fiscal 2017

Non-operating income (expense), net, increased, primarily due to a $653 million gain as a result of the divestiture of our WSS and PKI solutions, partially offset by an increase of $48 million in interest expense primarily due to increased interest associated with the debt issued in fiscal 2017, an increase of $26 million in net foreign currency loss, and a $26 million loss from our equity method investment received in connection with the divestiture of our WSS and PKI solutions.

Fiscal 2017 compared to fiscal 2016

Non-operating expense, net, increased, primarily due to an increase of $133 million in interest expense, mainly related to our increased borrowings in fiscal 2017. This increase was partially offset by an increase of $14 million in income, net of direct costs, from transition services provided to Veritas.

Provision for income taxes

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

	Fiscal Year
(In millions, except for percentages)	2018	2017	2016
Income (loss) from continuing operations before income taxes	$437	$(262)	$392
Provision for (benefit from) income taxes	$(690)	$(26)	$1,213
Effective tax rate on income from continuing operations	(158)%	10%	309%

Fiscal 2018 compared to fiscal 2017

The decrease in our effective tax rate in fiscal 2018 as compared to fiscal 2017 was primarily due to a provisional tax benefit of $659 million, which is included as a component of income tax expense from continuing operations. This includes an income tax benefit of $1,552 million resulting from the application of the Act to existing deferred tax balances, including a reduction of the previously accrued deferred tax liability for foreign earnings by $1,420 million, partially offset by $893 million of tax expense that was recorded for the one-time transition tax liability under the Act.

Fiscal 2017 compared to fiscal 2016

The decrease in our effective tax rate in fiscal 2017 as compared to fiscal 2016 was primarily driven by tax expense of $1.1 billion in fiscal 2016 for providing U.S. taxes on certain undistributed foreign earnings, primarily those attributable to the sale of Veritas, partially offset by tax expense of $52 million in fiscal 2017 related to the loss of tax attributes as a result of restructuring activities.

See Note 10 to the Consolidated Financial Statements for more information.

Segment operating results

We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses primarily consist of unallocated corporate charges related to Veritas in fiscal 2016 and stock-based compensation expense, amortization of intangible assets, restructuring, transition and other costs, and acquisition-related costs in all periods presented. See Note 14 for more information.

Enterprise Security Segment

	Fiscal Year			Variance in %
(In millions, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net revenues	$2,554	$2,355	$1,930	8%	22%
Percentage of total net revenues	53%	59%	54%
Operating income	$473	$187	$102	153%	83%
Operating margin	19%	8%	5%

Fiscal 2018 compared to fiscal 2017

Revenue increased $199 million, primarily due to increases of $331 million in revenue from sales of our network and web security solutions and $36 million from sales of endpoint and information protection solutions, partially offset by a $184 million decrease in revenue as a result of the divestiture of our WSS and PKI solutions. Revenue during fiscal 2018 was also unfavorably affected by a shift in the mix of sales towards subscription and cloud-delivered solutions subject to ratable revenue recognition, which resulted in less in-period recognized revenue and more revenue deferred to the balance sheet as compared to fiscal 2017. Operating income increased $286 million, primarily due to higher revenue discussed above, a $51 million decrease in sales and marketing expenses and a $38 million decrease in cost of revenues.

Fiscal 2017 compared to fiscal 2016

Revenue increased $425 million, primarily due to a $422 million increase from sales of our network and web security solutions, primarily as a result of our acquisition of Blue Coat. Operating income increased $85 million, primarily due to higher revenue and a reduction of expenses from cost savings initiatives. These increases were partially offset by expenses associated with the Blue Coat acquisition in the post-acquisition period, and the cost of revenues from acquired inventory write-ups related to the Blue Coat acquisition of $24 million.

Consumer Digital Safety Segment

	Fiscal Year			Variance in %
(In millions, except for percentages)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net revenues	$2,280	$1,664	$1,670	37%	-%
Percentage of total net revenues	47%	41%	46%
Operating income	$1,111	$839	$924	32%	(9)%
Operating margin	49%	50%	55%

Fiscal 2018 compared to fiscal 2017

Revenue increased $616 million due to a $639 million increase in revenue from sales of our identity and information protection products acquired at the end of fiscal 2017, offset by a $23 million decrease in revenue related to our consumer security products. Our revenue growth reflects the benefit of the shift to subscription-based contracts and bundling of our consumer products, which is helping to mitigate the trend of declining revenues from sales of stand-alone security products. Operating income increased $272 million, primarily due to sales of our identity and information protection products, partially offset by higher related cost of sales and operating expenses.

Fiscal 2017 compared to fiscal 2016

Revenue decreased $6 million due to a decline in revenue from sales of consumer security products of $83 million as the revenue generated from customer additions was not sufficient to replace revenue lost through customer attrition. This decline was mostly offset by a $77 million increase in revenue due to sales of our identity and information protection products acquired in the acquisition of LifeLock. Operating income decreased $85 million, primarily due to the consumer security revenue decline coupled with increased operating expenses as a result of the LifeLock acquisition.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

Liquidity

We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.

As of March 30, 2018, we had cash, cash equivalents and short-term investments of $2.2 billion, of which $1.3 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. Under the transition tax of the Act, we have treated all previously untaxed foreign earnings as taxable in the U.S. and as a result we recorded a provisional liability for the one-time transition tax, payable over eight years, of $896 million in fiscal 2018. The move to a participation exemption system under the Act allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.

We also have an undrawn credit facility of $1.0 billion which expires in May 2021.

Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including the payment of taxes, fund capital expenditures, service existing debt, and invest in business acquisitions. As a part of our plan to deleverage our balance sheet, we may from time to time make optional repayments of our debt obligations, which may include repurchases of our outstanding debt, depending on various factors such as market conditions.

Our capital allocation strategy is to balance driving shareholder returns, managing financial risk, and preserving our flexibility to pursue strategic options, including acquisitions. Historically this has included a quarterly cash dividend, the repayment of debt and the repurchase of our common stock.

Cash flows

The following table summarizes our cash flow activities:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Net cash provided by (used in):
Continuing operating activities	$957	$(145)	$1,462
Continuing investing activities	$(21)	$(6,766)	$7,236
Continuing financing activities	$(3,475)	$5,280	$(4,740)
Increase (decrease) in cash and cash equivalents	$(2,473)	$(1,736)	$3,109

Cash from continuing operating activities

Our primary source of cash from operations has been from cash collections from our customers. Due to seasonality, our billings are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. Cash inflows are affected by fluctuations in our billings and timing of the related collections.

Our primary uses of cash include payments for operating expenses and income taxes, payments to our resellers and distribution partners, and other on-going business activities.

Our cash flows from operations in fiscal 2018 were $957 million, compared to cash used of $145 million in fiscal 2017. Our cash flows for fiscal 2018 reflected net income of $1.1 billion adjusted by non-cash amortization and depreciation of $640 million, stock-based compensation of $610 million, offset by a deferred tax benefit of $1.8 billion, primarily as a result of the enactment of the Act in December 2017, and a gain on divestiture of $653 million. Our cash flows for fiscal 2017 reflected a net loss of $106 million, adjusted by non-cash amortization and depreciation of $492 million, stock-based compensation of $440 million, offset by a deferred tax provision of $168 million.

Changes in operating assets and liabilities consisted primarily of:

Accounts receivable increased $170 million in fiscal 2018, compared to a decrease of $45 million in fiscal 2017, reflecting higher billings in the last month of fiscal 2018 and our shift in sales to solutions with ratable revenue recognition in our Enterprise Security segment.

Deferred revenue increased $541 million in fiscal 2018, compared to an increase of $125 million in fiscal 2017, reflecting the factors discussed in the Overview.

Income taxes payable increased $880 million in fiscal 2018, compared to a decrease of $871 million in fiscal 2017. The increase in fiscal 2018 reflected the one-time transition tax of $896 million discussed above, while the decrease in fiscal 2017 was primarily the result of a one-time tax payment of $887 million related to the gain on sale from the divestiture of Veritas.

The decrease in cash flow from continuing operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to net loss from continuing operation of $106 million in fiscal 2017, compared to net income of $2.5 billion in fiscal 2016, as well as a higher adjustment to net income for deferred taxes in fiscal 2016. In addition, income taxes payable decreased $871 million in fiscal 2017, reflecting the cash payment for taxes as a result of the gain on sale from the divestiture of Veritas, compared to an increase in tax payable of $742 million in fiscal 2016.

Cash from continuing investing activities

Our cash flows from continuing investing activities consisted primarily of proceeds from divestitures, payments for acquisitions, and net purchases of short-term investments. Our investing activities in fiscal 2018 included $933 million in net cash proceeds from the divestiture of our WSS and PKI solutions, partially offset by $401 million paid for acquisitions and net purchases of $387 million of short-term investments, while our investing activities in fiscal 2017 primarily included $6.7 billion paid for the Blue Coat and LifeLock acquisitions.

Our investing activities in fiscal 2016 primarily included proceeds from the divestiture of Veritas of $6.5 billion and net proceeds from short-term investments of $1.0 billion.

Cash from continuing financing activities

Our financing cash flows consist primarily of issuances and repayments of debt, payment of dividends and dividend equivalents to stockholders, stock repurchases, and tax payments related to shares withheld in the settlement of RSUs. Our financing activities in fiscal 2018 primarily consisted of debt repayments of $3.2 billion, while our financing activities in fiscal 2017 primarily consisted of net proceeds from borrowings of $6.1 billion.

Our financing activities in fiscal 2016 primarily consisted of payments of dividends and dividend equivalents of $3.0 billion and repurchases of common stock of $1.9 billion.

Cash requirements

Debt - As of March 30, 2018, our total outstanding principal amount of indebtedness was $5.1 billion, summarized as follows. Our Senior Term Loans are pre-payable, and we expect to continue to focus on repayment in fiscal 2019. See Note 7 to the Consolidated Financial Statements for further information on our debt.

(In millions)	March 30, 2018
Senior Term Loans	$1,100
Senior Notes	2,250
Convertible Senior Notes	1,750

Total debt	$5,100

Dividends - On May 10, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in June 2018. On August 2, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in September 2018. Any future dividends will be subject to the approval of our Board of Directors. See Note 11 to the Consolidated Financial Statements for more information on our dividends and dividend equivalents.

Share repurchases - Under our stock repurchase programs, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of March 30, 2018, the remaining balance of our share repurchase authorization is $800 million and does not have an expiration date. See Note 11 to the Consolidated Financial Statements for more information on our share repurchases.

Contractual obligations

The following is a schedule of our significant contractual obligations as of March 30, 2018:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Debt (1)	$5,100	$-	$1,850	$2,150	$1,100
Interest payments on debt (2)	788	180	318	153	137
Purchase obligations (3) (4)	659	496	126	31	6
Long-term income taxes payable (5)	896	72	144	144	536
Operating leases (6)	253	78	92	46	37

Total	$7,696	$826	$2,530	$2,524	$1,816

(1)	See Note 7 to the Consolidated Financial Statements for further information on our debt.

(2)

Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of March 30, 2018. See Note 7 to the Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

(3)

These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.

(4)

Purchase obligations do not include future minimum contractual obligations related to a five-year purchase agreement with a service provider for a total contract value of $500 million that we entered into in September 2018.

(5)

These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Act which may be paid in installments over an eight-year period. See Note 10 to the Consolidated Financial Statements for further information on our income taxes and the impact from the recently enacted legislation.

(6)	We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of March 30, 2018 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $302 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 10 to the Consolidated Financial Statements for further information.

Fiscal 2019 Restructuring Plan

On August 2, 2018, we announced a restructuring plan under which we will initiate targeted reductions of our global workforce of up to approximately 8%. We estimate that we will incur total costs in connection with the restructuring plan of approximately $50 million, primarily for severance and termination benefits. These actions are expected to be completed in fiscal 2019.

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. Refer to Note 15 to the Consolidated Financial Statements for further information on our indemnifications.

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

Interest rate risk

Our short-term investments primarily consist of corporate bonds. An increase in interest could have an adverse impact on its market value. As of March 30, 2018, the fair value of our short-term investments was $388 million. A hypothetical increase in the corporate bonds’ yield curve of 50 basis points would not result in a significant reduction in fair value.

As of March 30, 2018, we had $4.0 billion in aggregate principal amount of fixed-rate Senior Notes and Convertible Senior Notes outstanding, with a carrying amount and a fair value of $3.9 billion, based on Level 2 inputs. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.

As of March 30, 2018, we also had $1.1 billion outstanding debt with variable interest rates based on the London InterBank Offered Rate (“LIBOR”). A reasonably possible hypothetical adverse change of 50 basis points in LIBOR would not result in a significant increase in interest expense on an annualized basis.

In addition, we have a $1.0 billion revolving credit facility that if drawn bears interest at a variable rate based on LIBOR and would be subject to the same risks associated with adverse changes in LIBOR.

Foreign currency exchange rate risk

We conduct business in numerous currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Our entities conduct their businesses in the primary local currency in which they operate; however, they may also conduct business in other currencies. To the extent our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency, they are exposed to foreign exchange gains or losses and impacts to operating results as a result. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration to help mitigate foreign exchange risk; however, we are not able to hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. We have considered historical trends in exchange rates and determined that it is possible that adverse changes in exchange rates for any currency could occur. As of March 30, 2018 and March 31, 2017, we had open foreign currency forward contracts with notional amounts of $848 million and $696 million, respectively. A hypothetical ten percent depreciation of foreign currency would result in a reduction in fair value of $55 million and $29 million for fiscal 2018 and fiscal 2017, respectively. This analysis disregards the possibilities that the rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Financial Data (Unaudited)

	Fiscal 2018				Fiscal 2017
(In millions, except per share data)	Fourth Quarter	Third Quarter (1)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues	$1,210	$1,209	$1,240	$1,175	$1,115	$1,041	$979	$884
Gross profit	946	960	978	918	856	806	769	735
Operating income (loss)	6	96	(9)	(44)	(178)	(16)	(12)	106
Income tax expense (benefit)	(7)	(606)	(53)	(24)	(71)	(5)	19	31
Income (loss) from continuing operations	(58)	1,311	(16)	(110)	(177)	(56)	(69)	66
Income (loss) from discontinued operations, net of income taxes	(1)	31	4	(23)	34	102	(75)	69
Net income (loss)	(59)	1,342	(12)	(133)	(143)	46	(144)	135

Income (loss) per share — basic: (2)
Continuing operations	$(0.09)	$2.12	$(0.03)	$(0.18)	$(0.29)	$(0.09)	$(0.11)	$0.11
Discontinued operations	$(0.00)	$0.05	$0.01	$(0.04)	$0.06	$0.16	$(0.12)	$0.11
Net income (loss) per share — basic	$(0.10)	$2.17	$(0.02)	$(0.22)	$(0.23)	$0.07	$(0.23)	$0.22

Income (loss) per share — diluted: (2)
Continuing operations	$(0.09)	$1.97	$(0.03)	$(0.18)	$(0.29)	$(0.09)	$(0.11)	$0.11
Discontinued operations	$(0.00)	$0.05	$0.01	$(0.04)	$0.06	$0.16	$(0.12)	$0.11
Net income (loss) per share — diluted	$(0.10)	$2.01	$(0.02)	$(0.22)	$(0.23)	$0.07	$(0.23)	$0.22

(1)

During the third quarter of fiscal 2018, we recognized a gain on divestiture of our WSS and PKI solutions of $658 million and an income tax benefit of $810 million as a result of the enactment of the Act.

(2)	Net income (loss) per share amounts may not add due to rounding.

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

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management has concluded that, as of March 30, 2018, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.

The effectiveness of our internal control over financial reporting as of March 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Criteria for Nomination to the Board

The Nominating and Governance Committee of our Board of Directors (the “Board”) will consider candidates submitted by Symantec stockholders, as well as candidates recommended by directors and management, for nomination to the Board. The Nominating and Governance Committee has generally identified nominees based upon recommendations by outside directors, management and executive recruiting firms. The goal of the Nominating and Governance Committee is to assemble a Board that offers a diverse portfolio of perspectives, backgrounds, experiences, knowledge and skills derived from high-quality business and professional experience. The Nominating and Governance Committee annually reviews the appropriate skills and characteristics required of directors in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders.

Two of our director-nominees for our 2018 Annual Meeting of Stockholders (“the Annual Meeting”) have been nominated pursuant to an agreement we entered into with Starboard Value LP on September 16, 2018. For more information about this agreement, see “Agreement with Starboard Value LP” below.

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

•

Public Company Board Experience. Directors who have served on other public company boards can offer advice and insights with regard to the dynamics and operation of a board of directors, the relations of a board to the company’s chief executive officer and other senior management personnel and the importance of public-company corporate governance, including oversight matters, strategic decisions and operational and compliance-related matters.

•

Business Combinations and Partnerships Experience. Directors who have a background in mergers and acquisitions and strategic partnership transactions can provide insight into developing and implementing strategies for growing our business through combinations or partnerships with other organizations.

•

Financial Expertise. Knowledge of financial markets, financial operations, and accounting and financial reporting processes is important because it assists our directors in understanding, advising, and overseeing Symantec’s capital structure, financing and investing activities, financial reporting, and internal control of such activities.

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

Our Board of Directors

Our Board currently consists of thirteen directors, eleven of whom expect to be nominated for election at our 2018 Annual Meeting of Stockholders (the “Annual Meeting”), including ten independent directors and our Chief Executive Officer. Each director is elected to serve a one-year term, with all directors subject to annual election. Robert S. Miller, a member of our Board since 1994, and Geraldine B. Laybourne, a member of our Board since 2008, are not standing for reelection at the Annual Meeting. These directors are identified below, along with their ages at October 10, 2018 and other information.

Name	Age	Principal Occupation	Director Since
Gregory S. Clark	53	Chief Executive Officer	2016
Frank E. Dangeard	60	Managing Partner, Harcourt	2007
Peter A. Feld	39	Managing Member and Head of Research, Starboard Value LP	2018
Dale L. Fuller	60	Operating Partner, The Riverside Company	2018
Kenneth Y. Hao	50	Managing Partner and Managing Director, Silver Lake Partners	2016
David W. Humphrey	41	Managing Director, Bain Capital	2016
Geraldine B. Laybourne	71	Chairman of the Board, Katapult Studio	2008
David L. Mahoney	64	Director	2003
Robert S. Miller	76	Former President and Chief Executive Officer, International Automotive Components Group	1994
Anita M. Sands	42	Director	2013
Daniel H. Schulman	60	President and Chief Executive Officer, PayPal Holdings, Inc.	2000
V. Paul Unruh	70	Director	2005
Suzanne M. Vautrinot	58	President, Kilovolt Consulting Inc.	2013

Mr. Clark has served as our Chief Executive Officer and a member of our Board since 2016. Prior to joining Symantec, he served as the Chief Executive Officer of Blue Coat, which we acquired in 2016, and as a member of Blue Coat’s board of directors from 2011 to August 2016. From 2008 to 2011, Mr. Clark was the President and Chief Executive Officer of Mincom, a global software and service provider to asset-intensive industries. Before joining Mincom, he was a Founder and served as President and Chief Executive Officer of E2open, a provider of cloud-based supply chain software, from 2001 until 2008. Earlier in his career, Mr. Clark founded a security software firm, Dascom, which was acquired by IBM in 1999. Mr. Clark previously served on the boards of directors of Imperva, Inc. from May 2014 through August 2015 and Emulex Corporation from 2013 through its acquisition by Avago Technologies Ltd. in 2015. He served as a distinguished engineer and Vice President of IBM’s Tivoli Systems, a division providing security and management products, from 1999 until 2001. Mr. Clark holds a Bachelor’s degree from Griffith University.

Director Qualifications:

•	Industry and Technology Experience — Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat and former President and Chief Executive Officer of Mincom.

•	Global Experience — Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat and former President and Chief Executive Officer of Mincom.

•

Leadership Experience — Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat; former President and Chief Executive Officer of Mincom and Founder, President and Chief Executive Officer of E2open.

•	Public Company Board Experience — former member of the board of directors of Imperva, Inc. and Emulex Corporation.

•

Business Combinations and Partnerships Experience — Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat; former President and Chief Executive Officer of Mincom and Founder, President and Chief Executive Officer of E2open.

•

Financial Experience — Chief Executive Officer of Symantec Corporation; former Chief Executive Officer of Blue Coat; former President and Chief Executive Officer of Mincom and Founder, President and Chief Executive Officer of E2open.

Mr. Dangeard has served as a member of our Board since 2007. He has been the Managing Partner of Harcourt, an advisory firm, since 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson, a provider of digital video technologies, solutions and services, from 2004 to 2008. From 2002 to 2004, he was Deputy Chief Executive Officer of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and served as its Vice Chairman in 2000. Prior to joining Thomson, he was Managing Director of SG Warburg & Co. Ltd. from 1989 to 1997 in London, Paris and Madrid and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell, in New York and London. He serves on the boards of Arqiva PLC, Royal Bank of Scotland Group PLC (“RBS Group”), as chairman of the board of directors of Nat West Markets PLC, the investment bank of the RBS Group, and on a number of advisory boards. Mr. Dangeard has previously served as a director of a variety of companies, including Crédit Agricole CIB, Eutelsat, Home Credit, SonaeCom, Thomson, Electricité de France and Telenor. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and holds an LLM degree from Harvard Law School.

Director Qualifications:

•

Industry and Technology Experience — former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor; former member of the boards of directors of Eutelsat, SonaeCom and RPX Corporation.

•

Global Experience — member of the board of directors of RBS Group (UK), of Arqiva (UK) and chairman of NatWest Markets (UK); former Chairman and Chief Executive Officer of Thomson (France); former Deputy Chief Executive Officer of France Telecom (France); former Deputy Chairman of Telenor (Norway) and former member of the boards of directors of Crédit Agricole CIB (France), Eutelsat (France), Home Credit (Czech Republic), Electricité de France (France) and SonaeCom (Portugal).

•

Leadership Experience — Managing Partner of Harcourt; former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor and former Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd; Chairman of NatWest Markets.

•

Public Company Board Experience —member of the board of directors of RBS Group; former Deputy Chairman of Telenor and former member of the boards of directors of Eutelsat, Electricité de France, Thomson, and SonaeCom.

•

Business Combinations and Partnerships Experience — former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor; former Chairman of SG Warburg France and former lawyer at Sullivan & Cromwell LLP.

•

Financial Experience — former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Chairman of the Audit Committee of Electricité de France and former Deputy Chairman of Telenor; member of the board of RBS Group; Chairman of NatWest Markets.

Mr. Feld has served as a member of our Board since September 2018. Mr. Feld has served as a Managing Member and Head of Research of Starboard Value LP since 2011. Mr. Feld previously served on the boards of directors of several technology companies, including Marvell Technology Group Ltd. from May 2016 to June 2018, The Brink’s Company from January 2016 to November 2017, Insperity, Inc. from March 2015 to June 2017, Darden Restaurants, Inc. from October 2014 to September 2015, Tessera Technologies, Inc. (n/k/a Xperi Corporation) from 2013 to April 2014, Integrated Device Technology, Inc. from 2012 to February 2014 and Unwired Planet, Inc. (n/k/a Great Elm Capital Group, Inc.) from 2011 to March 2014 and as Chairman from 2011 to 2013. Mr. Feld received a Bachelor of Arts degree in Economics from Tufts University.

Director Qualifications:

•	Industry and Technology Experience —member of the boards of directors of many public and private technology companies.

•	Global Expertise — Managing Member and the Head of Research of Starboard Value LP; former member of the board of directors of Marvell Technology Group, Insperity, Inc., and Darden Restaurants, Inc.

•	Leadership Experience — Managing Member and the Head of Research of Starboard Value LP.

•	Public Company Board Experience — former member of the boards of directors of Marvell Technology Group, Insperity, Inc., and Darden Restaurants, Inc.

•	Business Combinations and Partnerships Experience — Managing Member and the Head of Research of Starboard Value LP.

•	Financial Experience — over 10 years of capital markets and corporate governance experience.

Mr. Fuller has served as a member of our Board since September 2018. Mr. Fuller has served as an Operating Partner at the Riverside Company, a private equity firm, since 2013 and on the board of directors of comScore, Inc., a media measurement and analytics company, since March 2018, and as Chairman of the board of directors of MobiSocial, Inc., a technology startup, since 2013. Mr. Fuller previously served on the boards of directors of several technology companies, including Quantum Corporation from September 2014 to March 2017 and AVG Technologies N.V. from 2008 to October 2016 and as Chairman from 2009 to October 2016. Mr. Fuller holds an honorary doctorate degree from St. Petersburg State University and a Bachelor of Science degree from Pacific College.

Director Qualifications:

•	Industry and Technology Experience — member of the boards of directors of many public and private technology companies.

•	Global Experience — former member of the boards of directors of Quantum Corporation, AVG Technologies, N.V., Zoran Corporation and Phoenix Technologies, Ltd.

•	Leadership Experience — Operating Partner at the Riverside Company, prior president and CEO of MokaFive and member of the boards of directors of numerous major technology companies.

•	Public Company Board Experience —member of the boards of directors of comScore; former board member of Quantum Corporation and AVG Technologies.

•	Business Combinations and Partnerships Experience — former member of the boards of directors of Quantum Corporation, AVG Technologies, N.V., Zoran Corporation and Phoenix Technologies, Ltd.

•	Financial Experience — over 10 years of capital markets and corporate governance experience.

Mr. Hao has served as a member of our Board since 2016. Mr. Hao joined Silver Lake Partners in 2000 and currently serves Silver Lake as a Managing Partner and Managing Director. Mr. Hao also serves on the boards of directors of SMART Global Holdings, Inc., as well as on the boards of directors of a number of private companies in Silver Lake’s portfolio. Prior to joining Silver Lake, he was an investment banker with Hambrecht & Quist, where he served as a Managing Director in the Technology Investment Banking group. He also serves on the Executive Council for UCSF Health. Mr. Hao graduated from Harvard University with a Bachelor’s degree in economics.

Director Qualifications:

•	Industry and Technology Experience — over 25 years of technology investment experience; member of the boards of directors of many public and private technology companies.

•	Global Experience — extensive experience investing in large global businesses and established Silver Lake’s Asia business.

•	Leadership Experience — Managing Partner and Managing Director of Silver Lake and member of the boards of directors of numerous major technology companies.

•	Public Company Board Experience —member of the board of directors of SMART Global Holdings, Inc.; former board member of Broadcom Limited and Netscout Systems.

•	Business Combinations and Partnerships Experience — Managing Partner and Managing Director of Silver Lake Partners and former investment banker with Hambrecht & Quist.

•	Financial Experience — over 25 years of investment experience in complex transactions.

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

Director Qualifications:

•

Industry and Technology Experience — former member of the board of directors of Blue Coat; Managing Director of Bain Capital; and member of the boards of directors of BMC Software, Inc., Viewpoint Construction Software, Navicure, Inc. and Genpact Ltd.

•	Global Experience — extensive experience investing in large global businesses.

•

Leadership Experience — Managing Director of Bain Capital and leader of its technology, media and telecom vertical; and member of the boards of directors of BMC Software, Inc. Viewpoint Construction Software, Navicure, Inc. and Genpact Ltd.

•

Public Company Board Experience —member of the board of directors of BMC Software and Genpact Ltd. and former member of the boards of directors of Bright Horizons Family Solutions, Inc. Burlington Coat Factory Warehouse Corporation, Skillsoft PLC and Bloomin’ Brands, Inc.

•	Business Combinations and Partnerships Experience — Managing Director of Bain Capital and former investment banker with Lehman Brothers.

•	Financial Experience — Managing Director of Bain Capital and former investment banker with Lehman Brothers.

Ms. Laybourne has served as a member of our Board since January 2008. She has been the Chairman of the Board of Katapult Studio (formerly Kandu), a children’s software company, since May 2013, and was acting Chief Executive Officer from October 2014 to May 2015. Ms. Laybourne was the Chairman of the Board of Alloy, Inc., which later merged into Defy Media, LLC, a media company, from November 2010 to April 2015. She founded Oxygen Media in 1998 and served as its Chairman and Chief Executive Officer until November 2007, when the network was acquired by NBC Universal. Prior to starting Oxygen Media, Ms. Laybourne spent 16 years at Nickelodeon. From 1996 to 1998, she was President of Disney/ABC Cable Networks where she managed cable programming for the Walt Disney Company and ABC. Ms. Laybourne is also currently a member of the board of directors of four private companies, serves on the Board of Trustees for Vassar College, and is a former member of the board of directors of J.C. Penney, Electronic Arts and Move, Inc. She earned a Bachelor’s degree in art history from Vassar College and a Master of Science degree in elementary education from the University of Pennsylvania. Ms. Laybourne will not stand for re-election at the Annual Meeting.

Director Qualifications:

•

Leadership Experience — Chairman of Katapult Studio; Founder and former Chairman and Chief Executive Officer of Oxygen Media LLC; former President of Disney/ABC Cable Networks; former President of Nickelodeon and former Vice Chairman of MTV Networks.

•	Public Company Board Experience — former board member of J.C. Penney Company, Electronic Arts Inc. and Move, Inc.

•	Business Combinations and Partnerships Experience — Founder, former Chairman and Chief Executive Officer of Oxygen Media LLC until it was acquired by NBC Universal.

Mr. Mahoney has served as a member of our Board since 2003. He previously served as co-Chief Executive Officer of McKesson HBOC, Inc., a healthcare services company, and as Chief Executive Officer of iMcKesson LLC, also a healthcare services company, from 1999 to 2001. Mr. Mahoney is a member of the boards of directors of Adamas Pharmaceuticals, Inc. Corcept Therapeutics Incorporated, and Mercy Corps, a non-profit organization, the board of trustees of Mount Holyoke College, as well as a trustee of the Schwab/Laudus fund family and the San Francisco Museum of Modern Art. He has previously served as a director of a variety of companies, including Tercica Inc. Mr. Mahoney has a Bachelor’s degree from Princeton University and a Master of Business Administration degree from Harvard Business School.

Director Qualifications:

•

Industry and Technology Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Global Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Leadership Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Public Company Board Experience —member of the board of directors of Corcept Therapeutics Incorporated; Lead Independent Director at Adamas Pharmaceuticals, Inc. and former member of the board of directors of Tercica, Inc.

•

Business Combinations and Partnerships Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation and former Principal at McKinsey & Co.

•

Financial Experience — former roles at McKesson HBOC; serves on the Audit Committee of Corcept Therapeutics Incorporated (former Chair of the Audit Committee) and the Investment Committee of the Schwab/Laudus fund family; served on the Audit Committees of Tercica Inc., Adamas Pharmaceuticals, Inc., Symantec, and is Chair of the Finance Committee of Mercy Corps and San Francisco Museum of Modern Art.

Mr. Miller has served as a member of our Board since September 1994. Mr. Miller is also the Chairman of the Board of MidOcean Partners, a private equity firm specializing in leveraged buyouts,

recapitalizations and growth capital investments in middle-market companies and has served on the Board of the Dow Chemical Company since 2015. Mr. Miller previously served as the President and Chief Executive Officer of International Automotive Components (IAC) Group, a global supplier of automotive components and systems, from August 2015 through September 2018. He served as Chairman of the Board of American International Group (AIG), an insurance and financial services organization, from July 2010 to June 2015. Mr. Miller served as Chief Executive Officer of Hawker Beechcraft, an aircraft manufacturing company, from February 2012 to February 2013. He served as Executive Chairman of Delphi Corporation, an auto parts supplier, from January 2007 until November 2009 and as Chairman and Chief Executive Officer from July 2005 until January 2007. From January 2004 to June 2005, Mr. Miller was non-executive Chairman of Federal Mogul Corporation, an auto parts supplier. From September 2001 until December 2003, he was Chairman and Chief Executive Officer of Bethlehem Steel Corporation, a large steel producer. Prior to joining Bethlehem Steel, Mr. Miller served as Chairman and Chief Executive Officer on an interim basis upon the departure of Federal Mogul’s top executive in September 2000. Hawker Beechcraft filed a voluntary petition for reorganization under the United States Bankruptcy Code (USBC) in May 2012. In addition to his executive roles, Mr. Miller has previously served as a director of a variety of companies, including AIG, UAL Corporation, WL Ross Holding Corp., Reynolds American, Inc., U.S. Bancorp, and Waste Management, Inc. He earned a degree in economics from Stanford University, a law degree from Harvard Law School and a Master of Business Administration, majoring in finance from Stanford Business School. Mr. Miller will not stand for re-election at the Annual Meeting.

Director Qualifications:

•

Global Experience — former President and Chief Executive Officer of IAC Group; former Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chief Executive Officer of Delphi Corporation and former Vice Chairman of Chrysler Corporation.

•

Leadership Experience — former President and Chief Executive Officer of IAC Group; Chairman of Mid Ocean Partners; former Chairman of AIG; former Chief Executive Officer of Hawker Beechcraft, Inc.; former Chairman and Chief Executive Officer of Delphi Corporation; former Chairman and Chief Executive Officer of Federal Mogul Corporation and former Chairman and Chief Executive Officer of Bethlehem Steel Corporation.

•

Public Company Board Experience — member of the board of directors of Dow Chemical and former member of the boards of directors of AIG, UAL Corporation, WL Ross Holding Corp., Reynolds American, Inc., U.S. Bancorp and Waste Management, Inc.

•

Business Combinations and Partnerships Experience — former President and Chief Executive Officer of IAC Group; former Chief Executive Officer of Hawker Beechcraft, Inc., Delphi Corporation and Federal Mogul Corporation and former Vice Chairman of Chrysler Corporation.

•

Financial Experience — former Chief Financial Officer of Chrysler Corporation and served on the Audit Committees of AIG, UAL Corporation, Reynolds American, Waste Management, U.S. Bancorp, Federal Mogul Corporation and Pope & Talbot.

Ms. Sands has served as a member of our Board since October 2013. She served as Group Managing Director, Head of Change Leadership and a member of the Wealth Management Americas Executive Committee of UBS Financial Services, a global financial services firm, from April 2012 to September 2013. Ms. Sands was Group Managing Director and Chief Operating Officer of Wealth Management Americas at UBS Financial Services from April 2010 to April 2012. Prior to that, she was a Transformation Consultant at UBS Financial Services from October 2009 to April 2010. Prior to joining UBS Financial Services, Ms. Sands was Managing Director, Head of Transformation Management at Citigroup’s Global Operations and Technology organization. She also held several leadership positions with RBC Financial Group and CIBC. Ms. Sands is on the boards of directors of ServiceNow, Inc., Pure Storage, Inc. and two private companies. She received a Bachelor’s degree in physics and applied mathematics from The Queen’s University of Belfast, Northern Ireland, a Doctorate in atomic and molecular physics from The Queen’s University of Belfast, Northern Ireland and a Master of Science degree in public policy and management from Carnegie Mellon University.

Director Qualifications:

•	Industry and Technology Experience — former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

•	Global Experience — former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

•	Leadership Experience — former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

•	Public Company Board Experience —member of the boards of directors of ServiceNow, Inc. and Pure Storage, Inc.

•	Financial Experience — former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

Mr. Schulman has served as a member of our Board since 2000. He has served as President and then Chief Executive Officer of PayPal Holdings, Inc., an online payment system company, since September 2014. Previously, Mr. Schulman served as Group President, Enterprise Group of American Express, a financial services company, from 2010 to September 2014. He was President, Prepaid Group of Sprint Nextel Corporation, a cellular phone service provider, from 2009 until 2010. Mr. Schulman served as Chief Executive Officer of Virgin Mobile USA, a cellular phone service provider, from 2001 to 2009, when Sprint Nextel acquired that company. He also served as a member of the board of directors of Virgin Mobile USA from 2001 to 2009. Mr. Schulman is a member of the boards of directors of PayPal Holdings, Inc., Verizon Communications Inc. and a non-profit organization. He received a Bachelor’s degree in economics from Middlebury College and a Master of Business Administration degree, majoring in Finance, from New York University.

Director Qualifications:

•

Industry and Technology Experience — President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•	Global Experience — President and Chief Executive Officer of PayPal and former Group President of American Express.

•

Leadership Experience — President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express; former President, Prepaid Group of Sprint Nextel Corporation; former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•

Public Company Board Experience — member of the boards of directors of PayPal Holdings, Inc. and Verizon Communications Inc. and former member of the boards of directors of Virgin Mobile USA and Flextronics International Ltd.

•	Business Combinations and Partnerships Experience — President and Chief Executive Officer of PayPal and former Chief Executive Officer of Virgin Mobile USA.

•

Financial Experience — President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express; former President, Prepaid Group of Sprint Nextel Corporation; former Chief Executive Officer of Virgin Mobile USA and former Chief Executive Officer and Chief Operating Officer of priceline.com.

Mr. Unruh has served as a member of our Board since 2005 following the acquisition of Veritas, where he had served on the board of directors since 2003. Mr. Unruh retired as Vice Chairman of Bechtel Group, Inc., a global engineering and construction services company, in 2003. During his 25-year tenure at Bechtel Group, he held a number of management positions including Treasurer, Controller and Chief Financial Officer. Mr. Unruh also served as President of Bechtel Enterprises, the finance, development and ownership arm from 1997 to 2001. He is a member of the board of directors of Aconex Ltd., which is traded on the Australian Stock Exchange, and a private company. Mr. Unruh is a Certified Public Accountant.

Director Qualifications:

•

Global Experience — former Vice Chairman of and held various executive positions at Bechtel Group, Inc.; former President of Bechtel Enterprises and member of the board of directors of Aconex Ltd. (Australia).

•	Leadership Experience — former Vice Chairman of and held various executive positions at Bechtel Group, Inc. and former President of Bechtel Enterprises.

•	Public Company Board Experience — former member of the boards of directors of Heidrick & Struggles International Inc., Move, Inc., URS Corporation and Aconex Ltd. (Australia).

•	Business Combinations and Partnerships Experience — former board member of Veritas Corporation, Move, Inc., and URS Corporation.

•

Financial Experience — certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; served on the Audit Committees of Heidrick & Struggles International, Inc. and Move, Inc.

Ms. Vautrinot has served as a member of our Board since 2013. She has been President of Kilovolt Consulting Inc., an advisory firm, since October 2013. Ms. Vautrinot retired from the United States Air Force in October 2013 after over 30 years of service. During her career with the United States Air Force, she served in a number of leadership positions including Major General and Commander, 24th Air Force/Network Operations from 2011 to October 2013; Special Assistant to the Vice Chief of Staff from December 2010 to 2011; Director of Plans and Policy, U.S. Cyber Command from 2010 to 2010 and Deputy Commander, Network Warfare, U.S. Strategic Command, from 2008 and 2010. Ms. Vautrinot is a member of the board of directors of Ecolab, Inc., Wells Fargo & Company, a private company and a non-profit organization. She received a Bachelor of Science degree from the U.S. Air Force Academy, a Master of Systems Management degree from University of Southern California, and completed Air Command and Staff College as well as Air War College. Ms. Vautrinot was a National Security Fellow at the John F. Kennedy School of Government at Harvard University. In 2017 she was inducted into the National Academy of Engineering.

Director Qualifications:

•	Industry and Technology Experience — Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Global Experience — Major General and Commander (retired) of United States Air Force; member of the boards of directors of Ecolab, Inc. and Wells Fargo & Company.

•	Leadership Experience — Major General and Commander (retired) and various leadership positions of United States Air Force.

•	Public Company Board Experience — member of the boards of directors of Ecolab, Inc. and Wells Fargo & Company.

•	Financial Experience — serves on the Audit Committees of Ecolab, Inc. and Wells Fargo & Company.

Agreement with Starboard Value LP

In September 2018, the Company entered into an agreement with Starboard Value LP and certain of its affiliates (collectively, “Starboard”) regarding, among other things, the membership and composition of the Board and committees thereof (the “Starboard Agreement”). Under the terms of the Starboard Agreement, the Company appointed Peter A. Feld and Dale L. Fuller to serve on the Board and agreed to nominate them for election to the Board at the Annual Meeting. The Starboard Agreement also provides that Robert S. Miller and Geraldine B. Laybourne will not stand for re-election as directors at the Annual Meeting and that, within 30 days after the Annual Meeting, the Company will appoint Richard S. “Rick” Hill to the Board and an additional director to the Board who will be selected by the then-appointed Board from a list of candidates mutually agreed by the Company and Starboard pursuant to the procedures described in the Starboard Agreement. With respect to the Annual Meeting, Starboard has agreed to, among other things, vote all shares of the Company’s common stock beneficially owned by Starboard in favor of the Company’s director nominees and, subject to certain conditions, vote in accordance with the Board’s recommendations on all other proposals.

Pursuant to the Starboard Agreement, if at any time Starboard beneficially owns less than 3.0% of the Company’s then-outstanding common stock (the “Minimum Ownership Threshold”), Mr. Feld (or, if Mr. Feld is no longer serving on the Board, the substitute Starboard employee director who replaced Mr. Feld) will immediately resign from the Board. Furthermore, until the earlier of (x) 15 business days prior to the deadline for the submission of stockholder nominations for the 2019 annual meeting of stockholders and (y) 90 days prior to the first anniversary of the Annual Meeting, for so long as Starboard satisfies the Minimum Ownership Threshold, Starboard also has certain additional rights to recommend or select substitute directors as provided in the Starboard Agreement.

Summary of Director Qualifications and Experience

	Clark	Dangeard	Feld	Fuller	Hao	Humphrey	Laybourne	Mahoney	Miller	Sands	Schulman	Unruh	Vautrinot
Industry and Technology Expertise	Ö	Ö	Ö	Ö	Ö	Ö		Ö		Ö	Ö	Ö	Ö
Global Expertise	Ö	Ö		Ö	Ö	Ö		Ö	Ö	Ö	Ö	Ö	Ö
Leadership Experience	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö
Public Company Board Experience	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö
Business Combinations and Partnerships Experience	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö		Ö	Ö
Financial Expertise	Ö	Ö	Ö	Ö	Ö	Ö		Ö	Ö	Ö	Ö	Ö	Ö
Diversity					Ö		Ö			Ö			Ö

Our Executive Officers

The names of our current executive officers, their ages as of October 10, 2018, and their positions are shown below.

Name	Age	Position
Gregory S. Clark	53	Chief Executive Officer
Amy L. Cappellanti-Wolf	53	Senior Vice President and Chief Human Resources Officer
Michael D. Fey	43	President and Chief Operating Officer
Samir Kapuria	45	Executive Vice President, Cyber Security Services
Nicholas R. Noviello	49	Executive Vice President and Chief Financial Officer
Scott C. Taylor	54	Executive Vice President, General Counsel and Secretary

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

Mr. Fey has served as our President and Chief Operating Officer since August 2016. Prior to that, he served as the President and Chief Operating Officer of Blue Coat from December 2014 to August 2016, when we acquired that company. Prior to joining Blue Coat, Mr. Fey served in a variety of capacities at the Intel Security Group from 2012 until 2014, including as Executive Vice President, Chief Technology Officer and as General Manager of Corporate Products. Previously, he served as Senior Vice President, Advanced Technologies and Field Engineering with McAfee, a software security company, from 2007 until 2012. Mr. Fey holds a Bachelor’s degree from Embry-Riddle Aeronautical University.

Mr. Kapuria has served as our Executive Vice President, Cyber Security Services since May 2018. Prior to that, he served as our Senior Vice President, Cyber Security Services from November 2014 to May 2018, as our Vice President, Products and Services from July 2012 to November 2014, and as our Vice President, Business Strategy and Security Intelligence from April 2011 to July 2012. Prior to April 2011, Mr. Kapuria held numerous other management positions with Symantec. Mr. Kapuria holds a bachelor’s degree in finance from the University of Massachusetts.

Mr. Noviello has served as our Executive Vice President and Chief Financial Officer since December 2016. Prior to that, he served as our Executive Vice President and Chief Integration Officer from August 2016 to November 2016. Prior to joining Symantec, Mr. Noviello served as Blue Coat’s Chief Financial Officer from January 2016 to August 2016, when we acquired that company. Prior to joining Blue Coat, he served as Executive Vice President, Finance and Operations, and Chief Financial Officer for NetApp, a publicly traded global data management and storage company, from January 2012 through January 2016. From January 2008 until January 2012, Mr. Noviello held a variety of positions of increasing seniority within the finance organization at NetApp, including Controller and Global Controller. Prior to joining NetApp, he spent eight years at Honeywell International, where he was Chief Financial Officer of two global business units, ran investor relations, and was a leader on the corporate mergers and acquisitions team. Mr. Noviello started his career at PricewaterhouseCoopers. He is a Certified Public Accountant and holds a Bachelor’s degree in business administration from Boston University and a Master’s degree in taxation from Fairleigh Dickinson University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires Symantec’s directors, executive officers and any persons who own more than 10% of Symantec’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Symantec with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all Section 16(a) filing requirements were met in fiscal 2018, except as follows: a Form 5 covering the distribution and sale of shares held in family trusts by Gregory S. Clark, due on May 14, 2018, was filed late on a Form 4 on June 5, 2018.

Code of Conduct and Code of Ethics

We have adopted a code of conduct that applies to all of our Board members, officers and employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Conduct and Financial Code of Ethics are posted on the Investor Relations section of our website located at investor.symantec.com, by clicking on “Company Charters,” under “Corporate Governance.” Any amendments or waivers of our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at the above-referenced address.

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

Item 11. Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis (“CD&A”) describes the material elements of Symantec’s fiscal 2018 executive compensation program. For fiscal 2018, our named executive officers (“NEOs”) included the following current executive officers:

•	Gregory S. Clark, Chief Executive Officer (“CEO”);

•	Michael D. Fey, President and Chief Operating Officer (“COO”);

•	Nicholas R. Noviello, Executive Vice President and Chief Financial Officer (“CFO”); and

•	Scott C. Taylor, Executive Vice President, General Counsel and Secretary.

Our fiscal 2018 NEOs also included one executive officer who resigned following the end of fiscal 2018:

•	Francis C. Rosch, Former Executive Vice President, Consumer Digital Safety

Three Years of Transformation, Success and Challenges

This CD&A largely focuses on executive compensation granted in fiscal 2018. It also includes a discussion of long-term incentive compensation granted in fiscal 2017 and fiscal 2016, but earned based all or partly on fiscal 2018 financial or stock price performance.

Symantec has undertaken a significant transformation of its business between fiscal 2016 and fiscal 2018. In fiscal 2016, Symantec completed its strategic decision to focus solely on cybersecurity with the divestiture of its information management business, Veritas, which was completed in the fourth quarter of fiscal 2016. Our fiscal 2016 executive compensation program rewarded performance against an EPS target for the first three quarters of fiscal 2016, as well as performance in our TSR ranking over a two- and three-year period, respectively.

In fiscal 2017, Symantec continued its transformation by undertaking a major operational initiative to reduce costs and complexity, continuing to refocus its core business to deliver comprehensive cybersecurity products for both enterprises and consumers with the acquisitions of Blue Coat and LifeLock, and reconstituting its management team, which included a new CEO, COO and CFO from our Blue Coat acquisition. In fiscal 2017, we revised our executive compensation program to ensure that the appropriate incentives were in place to drive and complete our business transformation and cost reduction initiatives, a process we expected to take more than a single fiscal year. The fiscal 2017 executive compensation program leveraged non-GAAP operating income for fiscal 2018 as a key metric to focus the Company’s efforts on the announced cost savings plan and business transformation initiatives.

In fiscal 2018, Symantec focused on continued operational execution of the business transformation embarked upon in fiscal 2017 with a focus on revenue, operating income, EPS and cash flow growth. Key objectives for fiscal 2018 included:

•	Delivering strong revenue growth with the integrated business portfolio across both our Enterprise and Consumer segments;

•	Growing non-GAAP operating income dollars;

•	Improving non-GAAP operating income margin;

•	Increasing non-GAAP EPS;

•	Reducing debt levels;

•	Increasing deferred revenue balances; and

•	Delivering strong operating cash flow.

The improvement in our results over these three years of transformation demonstrates that we have met our key objectives.

Non-GAAP Operating Non-GAAP Revenue Income / Non-GAAP EPS Operating Cash Flow ($mm) (1) Margin Expansion ($)(1) ($mm) ($mm) (1) 29% 27% 9% 18 CAGR CAGR CAGR 18 18 17% 16 16 16 18 CAGR $1,710 16 $1.67 $4,960 $1,194 $950 $4,163 $1,026 $1.03 $1.18 $802 $3,600 34% 29% 29% ($209) FY16A FY17A FY18A FY16A FY17A FY18A FY16A FY17A FY18A FY16A FY17A FY18A

(1)

Please see below “- Reconciliation of Selected GAAP Measures to Non-GAAP Measures” for a reconciliation of the relevant adjusted measures to the most directly comparable generally accepted accounting principles (“GAAP”) measures.

The design of our fiscal 2018 executive compensation program was aligned with the objectives noted above, with the intent to ultimately reinforce metrics and goals that would support stockholder value creation. In addition, the compensation programs were established in consideration of competitive market practices, the fact that several of the senior leaders were relatively new to Symantec and that we operate in the highly competitive cybersecurity talent market.

In developing our fiscal 2018 executive compensation programs, the Compensation Committee also relied on our regular stockholder outreach and engagement activities as well as more formal channels to communicate with stockholders, including the opportunity for stockholders to cast a non-binding advisory vote regarding executive compensation at our annual meeting. At our 2017 annual meeting of stockholders, the advisory vote on executive compensation for fiscal 2017 was approved by approximately 87% of stockholder votes.

Fiscal Year 2018 Business Results

During fiscal 2018, we focused on executing our plan and strategy following the substantial transformational changes we experienced in fiscal 2017. Symantec’s financial and operational results for fiscal 2018 demonstrate this increased focus on execution:

•

The Company’s fiscal 2018 total revenue, determined in accordance with GAAP, was $4.834 billion, an increase of 20% over fiscal 2017, with fiscal 2018 Enterprise Security segment GAAP revenue up 8%, and fiscal 2018 Consumer Digital Safety segment GAAP revenue up 37%.

•	Non-GAAP operating margin for fiscal 2018 was 34.5% compared to 28.7% in fiscal 2017. This year-over-year improvement reflects our top-line revenue growth, as well as enhanced operating efficiencies.

•

The Company significantly reduced the principal amount of debt during fiscal 2018 from approximately $8.3 billion to $5.1 billion, with $1.75 billion of the fiscal 2018 year-end balance comprised of convertible notes.

•	The Company grew deferred revenue balances by $316 million in fiscal 2018.

•

The Company generated cash flow from operating activities in fiscal 2018 of $950 million, compared to $209 million used for operating activities in fiscal 2017. Cash flow from operating activities in fiscal 2017 was impacted by a one-time payment for income taxes related to the gain on sale from the divestiture of Veritas during fiscal 2016. The divestiture of Veritas focused our portfolio and was a key component of our strategic refocus of the business to deliver comprehensive cybersecurity products.

•	The Company developed compelling product portfolios across both our Enterprise and Consumer solutions.

•	The Company completed the sale of its website security business and related PKI assets to DigiCert Inc. to refine the Company’s focus on higher growth cybersecurity offerings.

Additional Matters — Audit Committee Investigation

As disclosed on May 10, 2018, the Audit Committee of the Board, with the assistance of independent outside counsel and a forensic accounting firm, undertook a thorough independent investigation relating to allegations raised by a former employee (the “Audit Committee Investigation”). On September 24, 2018, the Company issued a press release announcing the completion of the Audit Committee Investigation, providing the following details regarding the Audit Committee’s findings and recommendations:

The Company does not anticipate a restatement or adjustment of any audited or unaudited, filed or previously announced, GAAP or non-GAAP financial statements, except as described below, with respect to a specific transaction with a customer entered into in the fourth quarter of fiscal 2018 (ended March 30, 2018).

No employment actions with respect to any Section 16 officer have been recommended as a result of this investigation.

The Audit Committee noted relatively weak and informal processes with respect to some aspects of the review, approval and tracking of transition and transformation expenses. The Audit Committee also observed that beginning in the second quarter of fiscal 2018 (ended September 29, 2017), the Company initiated a review by an outside accounting firm of, and took other steps to enhance, the Company’s policies and procedures regarding non-GAAP measures.

In addition to the matters announced in May 2018, the Audit Committee reviewed a transaction with a customer for which $13 million was recognized as revenue in the fourth quarter of fiscal 2018. After subsequent review of the transaction, the Company has concluded that $12 million of the $13 million should be deferred. Accordingly, the previously announced financial results for the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019 (ended June 29, 2018) will be revised to take into account this deferral and any other financial adjustments required as a result of this revision.

The Audit Committee also reviewed certain allegations concerning, and identified certain behavior inconsistent with, the Company’s Code of Conduct and related policies. The Audit Committee referred these matters to the Company for appropriate action, which the Company intends to take.

The Audit Committee proposed certain recommendations which the Board of Directors has adopted, including: appointing a separate Chief Accounting Officer; appointing a separate Chief Compliance Officer reporting to the Audit Committee; clarifying and enhancing the Code of Conduct and related policies; and adopting certain enhanced controls and policies related to the matters investigated.

Following the completion of the Audit Committee Investigation, the Company has either implemented, or is in the process of implementing, the Audit Committee’s recommendations. Additionally, following the completion of the Audit Committee Investigation, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2018. As further described in Part II, Item 9A “Controls and Procedures” herein, our management has concluded that, as of March 30, 2018, our internal control over financial reporting was effective at the reasonable assurance level.

Also as previously announced, the Company voluntarily contacted the SEC regarding the Audit Committee’s investigation. The SEC commenced a formal investigation and the Company will continue to cooperate with that investigation.

Fiscal Year 2019 Compensation Preview

As announced in connection with the Audit Committee Investigation, certain of the Company’s filings with the Securities and Exchange Commission were delayed, including this Annual Report on Form 10-K and the fiscal 2018 CD&A contained herein. Subsequent to the announcement of fiscal 2018 performance results, fiscal 2019 guidance, and the Audit Committee Investigation, Symantec’s stockholders experienced a substantial decline in the Company’s stock price. In this context, Mr. Clark, in consultation with the Compensation Committee, elected to forego a fiscal 2019 equity award. Mr. Clark also determined, in consultation with the Compensation Committee, that none of the Company’s NEOs would receive a base salary increase for fiscal 2019.

Fiscal Year 2018 Compensation Results — Overview of Compensation through Our Transformation

Fiscal Year 2018 Compensation Components

Our fiscal year 2017 compensation program design reflected the transformation we planned to undertake. Our fiscal year 2018 compensation programs built upon the substantial transformation achieved by the Company in fiscal 2017. In fiscal 2018, we maintained our historical compensation program design for base salary and short-term cash incentive awards, and reverted back to our historical compensation program design for PRUs, as shown below:

Component	Metrics / Purpose
Base Salary	• Supports attraction and retention of talent • Aligned with role, contributions, and competitive market practice

Annual Incentive(1)

• 50% Revenue (non-GAAP)

 Encourages overall company growth, a key stockholder value driver

• 50% Operating Income (non-GAAP)

 Provides a strong focus on cost control, aligns with stockholder value growth

Equity Incentive

•  70% Performance Based Restricted Stock Units (PRUs)

 Independently-measured corporate metrics (non-GAAP EPS and relative TSR) provide  short-term and long-term motivation

• 30% time-vested restricted stock units (RSUs)

 Promotes retention and stockholder alignment

(1)	In fiscal 2018, these awards would have been payable in fully-vested RSU awards.

Compensation Outcomes Driven by our 2018 Results

Our fiscal 2018 financial results and total stockholder return drove the outcomes of the 2018 Executive Annual Incentive Plan (“FY18 EAIP”) and the FY18 PRUs, FY17 PRUs and FY16 PRUs, as follows:

Component	Metric (1)(2)	Achievement	Funding
FY18 EAIP	FY18 Adjusted Non- GAAP Operating Income (3)	95.20%	0%
	FY18 Adjusted Non- GAAP Revenue (3)	96.40%	0%
FY18 PRUs	FY18 Adjusted Non-GAAP EPS	95.20%	50.5% of the FY18 Year One Shares became eligible to be earned at the end of fiscal 2020.
FY17 PRUs	FY18 Adjusted Non- GAAP Operating Income (4)	109.29%	268.20% (of which 250.00% vested and was funded as of FY18 end) (5)
FY16 PRUs	2-year relative TSR	112.20%	106.45% (based on FY16 Q1-Q3 EPS, 1-year TSR ended FY17 and 2-year TSR ended FY18)

(1)	Please refer to the respective sections for each component below for a full overview of how the targets for each award were calculated.

(2)

In calculating the actual FY18 performance of each metric, the Company utilizes the relevant metric that we report in our quarterly earnings releases, and makes certain adjustments where required, in accordance with the terms of the underlying plans. Please refer to the respective sections below for details on the adjustments to the actual results under each plan, where appropriate.

(3)

Please see “-II. Executive Annual Incentive Plan — Executive Annual Incentive Plan Performance Measures and Target Setting” for a description of how FY18 adjusted non-GAAP operating income and FY18 adjusted non-GAAP revenue is calculated under the FY18 EAIP.

(4)

Please see “-III. Equity Incentive Awards — Performance-based Restricted Stock Units (PRUs) — Fiscal Year 2017 PRU Achievement” for a description of how FY18 adjusted non-GAAP operating income is calculated under the FY17 PRUs.

(5)	An additional 18.20% is eligible to be earned at the end of fiscal 2019, subject to continued employment through that date.

The plan payouts reflect mixed results relative to the performance goals established for the respective plans:

FY18 EAIP. In fiscal 2018, the Company set challenging performance targets for the FY18 EAIP based on the strong progress made against its business strategy during fiscal 2017. Our Compensation Committee established the adjusted non-GAAP operating income and revenue metrics because it believed, among other factors, that these measures strongly correlate with stockholder value creation. Despite significant year-over-year improvements in results, the Company did not achieve the incremental threshold levels set for the non-GAAP operating income and non-GAAP revenue under the FY18 Executive Annual Incentive Plan. Accordingly, no payouts were made to our named executive officers under the payout formula for the FY18 Executive Annual Incentive Plan.

FY18 PRUs. These awards may be earned over three years based on the Company’s achievement of non-GAAP EPS for fiscal 2018, as adjusted under the plan, along with relative TSR against the Nasdaq 100 index for the two-year and three-year periods ending at the completion of fiscal 2019 and fiscal 2020, respectively. 50% of the total FY18 PRUs (“FY18 Year One Shares”) were eligible to be earned based on fiscal 2018 non-GAAP EPS. Our Compensation Committee established the non-GAAP EPS portion for the FY18 Year One Shares because it believed it would allow evaluation of Company performance on its short-term strategy execution, while requiring longer-term three-year vesting to provide alignment with stockholders over a more extended time period. For fiscal 2018, our non-GAAP EPS target under the FY18 PRUs was $1.64 per share with a threshold performance level of $1.56 per share. The Compensation Committee determined that we achieved a fiscal 2018 non-GAAP EPS of $1.56 per share, or 95.2% of this metric, resulting in the threshold level having been achieved and 50.5% of the FY18 Year One Shares (25.25% of the total FY18 PRUs) becoming eligible to be earned at the end of the FY18 PRU Performance Period at the end of fiscal 2020.

FY17 PRUs. These awards were earned based on fiscal 2018 adjusted non-GAAP operating income, which was selected as the metric for the FY17 PRUs because it provided a powerful incentive to both complete the Company’s business transformation goal while also requiring the executive team to deliver increased profitability. The fiscal 2018 non-GAAP operating income target under the FY17 PRUs was $1,560 million (which took into account the Blue Coat and LifeLock acquisition and DigiCert, Inc. divestiture). The Company achieved $1,705 million in adjusted non-GAAP operating income in fiscal 2018, resulting in the achievement of 109.29% of target, with a payout of 268.20%, 250% of which being earned and vested at the end of fiscal 2018. The Compensation Committee believes the targets set in June 2016, and subsequently revised in March 2017 and October 2017, had the desired effect to drive the demonstrated growth in non-GAAP operating income from fiscal 2016 to fiscal 2018.

FY16 PRUs. These awards were earned based on a combination of fiscal 2016 EPS results and subsequent relative TSR versus the S&P 500 over fiscal 2017 and fiscal 2018. The FY16 PRUs paid out at 112.2% of target.

See “II. Executive Annual Incentive Plan” below for details on the EAIP design and pay outcome, and “Previously Granted Long Term Incentive Pay Outcomes” below for a full description of the design and pay outcomes of the FY18, FY17, and FY16 PRUs.

Our Compensation Philosophy and Practices

Our executive compensation programs are designed to drive our success as a market leader in cybersecurity. As we structure and oversee these programs, we focus on the achievement of corporate and individual performance objectives, and aim to attract and retain highly-qualified executive management while maximizing long-term stockholder value.

A number of principles and circumstances inform our executive compensation decisions. One important principle is our belief that it benefits all of our constituencies for management’s compensation to be tied to the Company’s current and long-term performance. As a result, at-risk pay comprises a significant portion of our executive compensation, particularly for individuals in more senior and influential positions.

We believe it is important to attract, motivate and retain highly-qualified executives who demonstrate strong commitment to Symantec’s success. We review relevant market and industry practices to structure compensation packages that are competitive in the markets in which we compete for executive talent. While we strive for a basic level of internal pay equity among our management team members, we believe that it is also important to reward outstanding individual performance, team success, and Company-wide results.

We are also sensitive to our need to balance the interests of our executive officers with those of our stockholders, especially when compensation decisions might increase our cost structure or stockholder dilution. We strive to appropriately balance the interests of all of our constituencies — our stockholders, our executive officers, our employee base, our business partners and our community.

Compensation Policies and Practices

As described below, the overriding principle driving the design of our executive compensation programs continues to be our belief that our employees, customers, partners and stockholders all benefit when management’s compensation is tied to our current and long-term performance. The following factors demonstrate our commitment to pay-for-performance and to corporate governance best practices:

•

Payouts Based on Performance. We reward performance that meets targets set by the Compensation Committee. Our compensation plans do not have guaranteed payout levels, and our executive officers do not receive any payouts under performance-based cash or equity awards if the goals are not met. Our compensation plans are also capped to discourage excessive or inappropriate risk-taking by our executive officers.

•

Performance-based Restricted Stock Units (“PRUs”); no Options. The majority of the annual, at-target equity compensation of our executive officers is in the form of PRUs, which have no value unless our Company achieves the targeted metrics for each PRU award. We do not award stock options to our executive officers (although some executives that joined our Company in connection with an acquisition may hold options granted to them by the acquired company and assumed by our Company).

•

Metrics Correspond to Stockholder Value. Our incentive plans use multiple, non-duplicative measures that correlate to stockholder value, with no single metric overly emphasized in determining payouts in any year.

•

Relevant Compensation Peer Group. Our compensation peer group consists primarily of businesses with a focus on software development, or software and engineering-driven companies that compete with us for talent. Our peer group companies are comparable to us in terms of complexity, global reach, revenue and market capitalization. We reevaluate our peer group on an annual basis and, as necessary, make adjustments to our peer group.

•

Meaningful Stock Ownership Guidelines for Executives. We have long-standing stock ownership guidelines for our named executive officers, requiring them to hold a significant minimum value in shares so that they have a material financial stake in our Company and our success, aligning the interests of our executives with those of our stockholders. We also prohibit the sale of shares by executives (except to meet tax withholding obligations) if doing so would cause them to fall below required ownership levels.

•	Annual Say-on-Pay Vote and Stockholder Engagement. We seek stockholder feedback on our executive compensation through an annual advisory vote and ongoing stockholder engagement.

•	No Tax Gross-ups Permitted. We do not provide for gross-ups of excise tax amounts under Section 4999 of the Code.

•

Limited Cash Severance. We limit any potential cash severance payments to not more than 1x of each of our non-CEO’s executive officers’ total target cash compensation and to 2x our CEO’s annual base salary.

•

Clawback Provisions. We have a recoupment, or “clawback”, policy applicable to all incentive-based compensation for certain violations of Symantec policies and to all performance-based compensation granted to the Company’s executives (even after they leave Symantec). This policy supplements contractual clawback rights which we have had in place for all of our executive compensation plans for many years, providing that any excess compensation paid to an executive officer is to be returned if our financial statements are the subject of a restatement due to error or misconduct.

•

Short-selling, Hedging and Pledging Prohibited. Our executives are prohibited from short-selling Symantec stock, hedging or engaging in transactions involving Symantec-based derivative securities, and they are prohibited from pledging their Symantec stock. For more on these prohibitions and waivers therefrom, see “Related Policies and Considerations– Insider Trading, Hedging and Pledging Policies.”

•	Stockholder Approval Required for Repricing or Exchanges. Our equity incentive plan prohibits the repricing or exchange of equity awards without stockholder approval.

Named Executive Officer Compensation

General

Our named executive officers were compensated in a manner consistent with our core pay-for-performance compensation philosophy. The following are some important elements of our named executive officers’ compensation for fiscal 2018:

•

Majority of pay at risk. For fiscal 2018, based on full target award value, approximately 95% of our CEO’s target total direct compensation was at risk and approximately 94% of the target total direct compensation for our other named executive officers was at risk.

•

Short-term incentive compensation linked directly to Symantec financial results. Our annual incentive compensation for executives is structured to emphasize performance. Under the FY18 Executive Annual Incentive Plan, the named executive officers were eligible to receive performance-based incentive cash awards based on Company achievement of targeted non-GAAP operating income and non-GAAP revenue during fiscal 2018. In fiscal 2018, these short-term awards would have been payable in fully-vested RSU awards.

•

100% equity-based long-term incentive compensation, the majority of which is performance-based. For fiscal 2018, the long-term compensation component of our named executive officers’ compensation packages consisted entirely of equity incentive awards.

•	Seventy percent of the value of the target equity incentive awards granted to our named executive officers were made in PRUs (with the remaining 30% in RSUs).

•	Under the FY18 PRUs, the NEOs were eligible to earn:

•

50% of the shares based on Company achievement of adjusted non-GAAP EPS for fiscal 2018. The Compensation Committee believed this metric would create a near-term measure for goal achievement and short-term stockholder value creation that could be impacted by the performance of the executive team while creating long-term alignment with stockholder value creation.

•	25% of the shares may be earned at the end of fiscal 2019 and the final 25% of the shares may be earned at the end of fiscal 2020 based on Company achievement over the two-year and three-year periods of relative TSR for the Company compared to TSR for the Nasdaq 100 index. The Compensation Committee believed these were proper metrics to allow for continued evaluation of the Company’s performance on short-term financial execution against its peers while also maintaining multi-year sustainability of stockholder value creation.

•

The FY18 PRUs further encourage executive retention with the Company since the executive must, subject to limited circumstance, be employed with the Company through the end of fiscal 2020 in order to vest in any earned FY18 PRUs.

•

The fiscal 2018 incentive compensation performance measures were selected because they focus on measuring the executive team’s execution following Symantec’s business transformation during the preceding fiscal year. The TSR benchmark group was updated to the Nasdaq 100 index under the FY18 PRU plan from the S&P 500 which was used in our prior PRU plans (except for the FY17 PRU plan, under which TSR was not a metric) because the Compensation Committee believes the Nasdaq 100 index is more closely aligned to Symantec in terms of industries represented in the index.

“Say on Pay” Advisory Vote on Executive Compensation and Stockholder Engagement

We hold an advisory vote on named executive officer compensation, commonly known as a “Say-on-Pay” vote, on an annual basis. While these votes are not binding, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation programs and philosophy as disclosed in our proxy statement on an annual basis. The Compensation Committee values our stockholders’ opinions and the Board and the Compensation Committee consider the outcome of each vote when making future compensation decisions for our named executive officers. We received approximately 97% and 87% of the votes cast on the advisory vote in favor of our executive compensation programs in fiscal 2016 and fiscal 2017, respectively.

In addition to the annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation matters generally. These engagement efforts take place through telephone calls, in-person meetings and correspondence with our stockholders. For example, during fiscal 2018 we engaged in discussions with stockholders representing approximately 65% of our then outstanding shares to discuss, among other topics, executive compensation matters.

COMPENSATION COMPONENTS

The major components of target compensation for our named executive officers during fiscal 2018 were: (i) base salary, (ii) short-term cash incentive awards and (iii) long-term equity incentive awards.

Analysis of Compensation Components

Note that the financial measures used as performance targets for our NEOs are non-GAAP measures and differ from the comparable GAAP measures reported in our financial statements and may differ from the non-GAAP results we report in our quarterly earnings releases. We explain how we use these non-GAAP measures in our discussions on the calculations of each metric below.

I. Base Salary

The Compensation Committee reviews the named executive officers’ base salaries annually as part of its overall competitive market assessment and may make adjustments based on talent,

experience, performance, contribution levels, individual role, positioning relative to market and our overall salary budget. Except as described under “Named Executive Officer Compensation” above, the independent members of the Board review the CEO’s salary in executive session (i.e., without any executives present), and changes are considered in light of market pay assessments and the Board’s annual CEO performance evaluation, in each case without the participation of our CEO. In setting the base salaries for the other named executive officers, the Compensation Committee also generally considers the recommendations of the CEO based upon his annual review of their performance. See “Factors We Consider in Determining Our Compensation Programs” for a discussion of how the Compensation Committee performs its competitive market assessment.

The following table presents each named executive officer’s base salary for fiscal 2018. None of our named executive officers received a base salary increase in fiscal 2018 as compared to fiscal 2017, because our Compensation Committee deemed the base salary for each named executive officer was effective in continuing to achieve the Compensation Committee’s goals for this component of each officer’s executive compensation.

Name of NEO	Fiscal 2017 Annual Salary ($)	Change in Salary (%)	Fiscal 2018 Annual Salary ($)
Gregory S. Clark (1)	1,000,000	-	1,000,000
Michael D. Fey (1)	865,000	-	865,000
Nicholas R. Noviello (1)	650,000	-	650,000
Scott C. Taylor	600,000	-	600,000
Francis C. Rosch (2)	700,000	-	700,000

(1)	Messrs. Clark, Fey and Noviello joined the Company following the Company’s acquisition of Blue Coat in August 2016 and received an annualized portion of the amounts listed here for fiscal 2017.

(2)	Mr. Rosch served as our Executive Vice President, Consumer Digital Safety through June 28, 2018.

II. Executive Annual Incentive Plan

Executive Annual Incentive Plans for our executive officers were adopted pursuant to the Senior Executive Incentive Plan, which was most recently approved by our stockholders in 2013. The Executive Annual Incentive Plans are annual cash incentives designed to reward named executive officers (and other participants) for generating strong financial results for our Company in the short term. In fiscal 2018, these awards would have been payable in fully-vested RSU awards. To align our executives’ incentive awards with key drivers of the Company’s financial performance, all named executive officers earn incentive compensation based on performance against pre-set corporate targets. The Compensation Committee typically sets, and evaluates achievement of, individual performance targets for named executive officers as well.

Executive Annual Incentive Plan Target Opportunities: Under the Executive Annual Incentive Plans, each named executive officer has a target award opportunity for a given fiscal year, expressed as a percentage of base salary, with the ability to earn above or below that target based on actual performance. Target award opportunities for our Executive Annual Incentive Plans are established by the Compensation Committee using the various inputs described below. The following table presents each named executive officer’s target bonus opportunity (on an actual and percentage of base salary basis) for fiscal 2018 under the FY18 Executive Annual Incentive Plan:

Name of NEO	Fiscal 2018 Target Percent of Base (%)	Fiscal 2018 Target ($)
Gregory S. Clark	150	1,500,000
Michael D. Fey	150	1,297,500
Nicholas R. Noviello	100	650,000
Scott C. Taylor	100	600,000
Francis C. Rosch	100	700,000

In general, these target award opportunities for fiscal 2018 were determined based on relevant market data, desired market positions, the desired mix between cash and equity-based incentive pay, internal pay equity goals, and the role of the named executive officer. Mr. Clark’s target bonus opportunity was increased to 150% of base salary for fiscal 2018 to more closely align with competitive market practices for CEOs with similar scope and responsibilities. When target bonus opportunities are established for executive officers, there is no assurance that the performance objectives associated with the awards will be realized and all payouts are capped based on achievement of relevant performance metrics. Payment is contingent upon achievement of the threshold performance level for both metrics.

The threshold performance levels were not achieved in fiscal 2018, so no payouts were made to our named executive officers under the FY18 Executive Annual Incentive Plan.

Executive Annual Incentive Plan Performance Measures and Target Setting: Executive Annual Incentive Plan performance targets are typically established within the first 90 days of each plan year. Our management develops goals to propose to the Compensation Committee after taking into account a variety of factors, including our historical performance, internal budgets, market and peer performance and external expectations for our performance. The Compensation Committee reviews, adjusts as necessary and approves the goals, the range of performance to be rewarded and the weighting of the goals. After the end of each fiscal year, the Compensation Committee reviews our actual performance against the performance measures established in the fiscal year’s Executive Annual Incentive Plans (after making any appropriate adjustments to such measures for the effects of corporate events that were not anticipated in establishing the performance measures), determines the extent of achievement and approves the payment of annual cash incentives, if warranted.

The FY18 Executive Annual Incentive Plan was comprised of two metrics: non-GAAP operating income and non-GAAP revenue. We used these performance metrics because:

•	over time, we believe that non-GAAP operating income and non-GAAP revenue measures strongly correlate with stockholder value creation for Symantec;

•

non-GAAP operating income and non-GAAP revenue measures are transparent to investors and are calculated on the same basis as described in our quarterly earnings releases and supplemental materials, with certain adjustments as described below;

•	non-GAAP operating income and non-GAAP revenue measures are designed to balance growth and profitability; and

•	the executive team can have a direct impact on these metrics through skillful management and oversight.

Consistent with the presentation in our quarterly earnings releases and supplemental materials, in our executive compensation programs, we define (i) non-GAAP operating income as GAAP operating income, adjusted, as applicable, to exclude website security and PKI results included in our third quarter of fiscal year 2018 results, stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, acquisition and integration expenses, certain gains or losses on litigation contingencies and settlements, the impact from deferred revenue and inventory fair value adjustments as part of business combination accounting entries and certain other income and expense items that management considers unrelated to Symantec’s core operations; and (ii) non-GAAP revenue as GAAP revenue adjusted, as applicable, to exclude website security and PKI revenue included in our third quarter of fiscal year 2018 revenue, certain litigation contingencies and settlements, and the impact from deferred revenue fair value adjustments as part of business combination accounting entries. For purposes of calculating achievement of both metrics under the FY18 Executive Annual Incentive Plan, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

The FY18 Executive Annual Incentive Plan provides that the determination of achievement of the non-GAAP operating income and non-GAAP revenue metrics is formulaic, while the individual performance metric is determined based on a qualitative evaluation of the individual’s performance against pre-established objectives with input from our CEO. In rating the individual’s performance, the Compensation Committee gives weight to the input of our CEO, but final decisions about the compensation of our named executive officers is made solely by the Compensation Committee. The Compensation Committee has discretion to adjust individual awards as appropriate.

Weighted Average Annual Individual Individual Base of Revenue and Incentive Performance Payout Salary $ Operating Income Target % Factor % Amount $ Funding %

The payout curves for each of non-GAAP revenue and non-GAAP operating income are as follows:

Fiscal 2018 Non-GAAP Operating Income Performance and Payout Ranges	Fiscal 2018 Non-GAAP Revenue Performance and Payout Ranges

Payout as % of Target 200% 150% 100% 50% 0% Target level payout between $1.707 and $1.747 billion 130% payout at $1.792 billion Max at $2.000 billion 40% payout at $1.655 billion $1,600 $1,700 $1,800 $1,900 $2,000 Non-GAAP Operating Income (millions) Payout as % of Target 200% 150% 100% 50% 0% Max at $5.207 billion Target at $5.007 billion 40% payout at $4.901 billion $4,800 $4,900 $5,000 $5,100, $5,200 Non-GAAP Revenue (millions)

The non-GAAP operating income and non-GAAP revenue metrics are tested and funded independently of each other and are weighted equally. With the exception of our CEO, the actual individual payouts are generally further modified based on the individual performance factor generally in the range of 0% to 140% based on the performance achievement against pre-established individual goals for the fiscal year.

	Non-GAAP Operating Income (%)	Non-GAAP Revenue (%)	Individual Performance Modifier (%)	Total Payout as a Percentage of Target (%)
Threshold	40	40	35	14
Target	100	100	100	100
Maximum	200	200	140	280

Non-GAAP operating income and non-GAAP revenue performance targets were established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets and market expectations. The targets for achievement of non-GAAP operating income and non-GAAP revenue and payout curves for the FY18 Executive Annual Incentive Plan reflected the substantial improvement in non-GAAP operating income and non-GAAP revenue that the Company experienced in fiscal 2017 and were adjusted to reflect the financial impact of the divestiture of the Company’s website security business and related PKI assets to DigiCert, Inc. that was completed in October 2017 (the adjustment also took into consideration the effect of two small acquisitions that were completed in July 2017).

As presented in the table below, for fiscal 2018, our non-GAAP operating income target under the FY18 EAIP was $1,707 million and our non-GAAP revenue target under the FY18 EAIP was $5,007 million. The non-GAAP operating income and non-GAAP revenue targets prior to the October 2017 adjustment were $1,857 million and $5,210 million, respectively. The Compensation Committee sets rigorous targets for incentive plan metrics, the achievement of which would reflect outstanding performance. As described more fully below under Achievement of Fiscal 2018 Performance Metrics, the Company did not achieve either of the threshold performance levels and no payouts were made to our named executive officers.

Individual Performance Assessment: In general, individual awards are determined based in part on assessment of individual performance results and impact against both quantitative and qualitative expectations for the executive’s role. The CEO’s payout opportunity does not include any individual performance modifier.

Individual performance is evaluated based on both quantitative and qualitative results in the following key areas:

•	financial and operational goals for the executive’s area of responsibility and the entire Company;

•	leadership qualities as well as functional competencies and knowledge for the executive’s area of responsibility; and

•	development and management of the executive’s team of employees.

Leadership skills are a common component of each of these objectives and are a significant factor in the assessment of individual performance. The executive’s willingness to contribute to cross-functional initiatives outside his or her primary area of responsibility, and the executive’s contribution to our performance-focused culture, are also extremely important aspects of the individual performance assessment.

Under the FY18 Executive Annual Incentive Plan, if the threshold performance level for each Company performance metric is achieved, the CEO evaluates the level of each named executive officer’s individual performance against the pre-determined goals following the end of fiscal year and then make a recommendation to the Compensation Committee. The Compensation Committee would then review the CEO’s compensation recommendations for the other named executive officers, make any appropriate adjustments, and approve their compensation, if warranted.

Achievement of Fiscal 2018 Performance Metrics:

FY18 Executive Annual Incentive Plan Results

	Target ($) (millions)	Actual ($) (millions) (1)	Achievement (%)	Threshold (%)	Funding (%)
Non-GAAP Operating Income	1,707	1,625	95.2%	97%	0%
Non-GAAP Revenue	5,007	4,827	96.4%	98%	0%
Fiscal 2018 Funding					0%

(1)	For purposes of calculating achievement of both metrics, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plans.

With the strong progress made against the business transition plan in fiscal 2017, including year-over-year improvements in financial results between fiscal 2016 and fiscal 2017, in fiscal 2018 the Compensation Committee set challenging targets for non-GAAP operating income and non-GAAP revenue under the FY18 Executive Annual Incentive Plan that required outstanding performance be achieved in fiscal 2018. Notwithstanding the year-over-year improvements in results between fiscal 2017 and fiscal 2018, the Company did not achieve either of the threshold performance levels set for non-GAAP operating income and non-GAAP revenue under the FY18 Executive Annual Incentive Plan. Because neither threshold was achieved, no payouts were made to our named executive officers under the payout formula for the FY18 Executive Annual Incentive Plan. Individual performance metrics were set for our executive officers and were designed to be a factor in determining payout amounts, but ultimately were not taken into consideration because the threshold financial operating metrics were not achieved.

III. Equity Incentive Awards

The primary purpose of our equity incentive awards is to align the interests of our named executive officers with those of our stockholders by rewarding the named executive officers for creating stockholder value over the long term. By compensating our executives with equity incentive awards, our executives hold a stake in Symantec’s financial future. The gains realized in the long term depend on our executives’ ability to drive the financial performance of Symantec as reflected in its share price. Equity incentive awards are also a useful vehicle for attracting and retaining executive talent in the highly-competitive market for talent in which we compete.

Our 2013 Plan, provides for the award of stock options, stock appreciation rights, restricted stock, and restricted stock units (including PRUs). For fiscal 2018, the equity incentive component of our executive compensation program consisted of PRUs and RSUs for all of our named executive officers. We also offer all employees in eligible countries the opportunity to participate in the 2008 Employee Stock Purchase Plan, which allows for the purchase of our stock at a discount to the fair market value through payroll deductions. This plan is designed to comply with Section 423 of the Code. During fiscal 2018, four of the named executive officers participated in the 2008 Employee Stock Purchase Plan.

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

As discussed below, the Compensation Committee believes that for fiscal 2018, a mix of PRUs and time-vested RSUs was the appropriate long-term equity incentive for named executive officers. For fiscal 2018, our CEO received approximately 70% of the value of his target annual equity incentive award in the form of PRUs and 30% in the form of RSUs. This is consistent with our philosophy to allocate a significant portion of the value of the CEO’s target total long-term equity incentive award in the form of PRUs rather than time-vested RSUs. For the fiscal 2018 awards, in order to provide a strong incentive to deliver on our longer- term performance objectives, we applied the same philosophy to grant a majority of the value of the target total long-term equity incentive award in the form of PRUs with our other named executive officers as well. 70% of the other named executive officers’ equity incentive award target value was also granted in the form of PRUs and approximately 30% in the form of RSUs.

For Messrs. Clark, Noviello and Fey, fiscal 2018 marked each executive’s first full fiscal year with Symantec following the acquisition of Blue Coat in August 2016 and included each executive’s first full-year equity incentive grant by Symantec. Accordingly, comparisons with certain equity grant amounts listed for fiscal 2017 herein (for example, in the Summary Compensation Table, below) may not take into account the grants each of these executives received in fiscal 2017 by Blue Coat prior to the close of the acquisition. See Note 2 to the Summary Compensation Table, below.

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

Shares of our common stock are issued to RSU holders as the awards vest. The vesting schedule for RSUs granted to our named executive officers in fiscal 2018 as part of the annual review process provide that each award vests in three installments: 30% in June 2018, 30% in June 2019 and 40% in June 2020.

Details of RSUs granted to our named executive officers in fiscal 2018 are disclosed in the Grants of Plan-Based Awards table on page 106 and summarized in the last table within the next subsection below.

Performance-based Restricted Stock Units (PRUs): The Compensation Committee grants PRUs in furtherance of our pay for performance philosophy. Our Compensation Committee established this program to enhance our pay for performance culture with components directly linked to Company performance against established metrics over two- and three-year periods. Unlike our RSU awards, the shares underlying the PRUs awarded for fiscal 2018 are eligible to be earned only if we achieve a threshold of non-GAAP EPS for fiscal 2018 and a threshold of relative TSR against the Nasdaq 100 index for the two- and three-year periods ending fiscal 2019 and fiscal 2020, respectively, as shown below.

FY2018 PRU Design FY 2018 FY 2019 FY 2020 50% - FY2018 EPS Performance (A) Payout Range 0% - 200% for each metric 25% - 2-year TSR Performance (B) 25% - 3-year TSR Performance (C) A + B + C = Total Number of PRUs Earned (Subject to continued employment, all of the earned shares are released at the end of FY2020)

For fiscal 2018, our PRU design reflected a renewed focus on linking executive compensation to operational execution and stockholder value creation. The Compensation Committee believed that using independently-measured corporate metrics (non-GAAP EPS and relative TSR) for the FY18 PRUs would motivate our executive team by providing distinct separate opportunities to earn awards. Non-GAAP EPS was chosen to help create a near-term measure for goal achievement and short-term stockholder value creation that could be impacted by the performance of the executive team, while also supplementing the non-GAAP operating income performance metrics under the FY17 PRUs and the non-GAAP operating income and revenue performance metrics under the FY18 Executive Annual Incentive Plan.

For the FY18 PRUs, adjusted non-GAAP EPS is calculated as GAAP profit before tax, adjusted, as applicable, to exclude website security and PKI results included in our third quarter of fiscal year 2018 results, stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, acquisition and integration expenses, certain gains or losses on litigation contingencies and settlements, the impact from deferred revenue and inventory fair value adjustments as part of business combination accounting entries, non-cash interest expense, gains on divestitures and sale of assets, loss from equity interest, income from discontinued operations and certain other income and expense items that management considers unrelated to Symantec’s core operations, less GAAP tax expense excluding (i) the discrete impacts of changes in tax legislation, (ii) most other significant discrete items, (iii) certain unique GAAP reporting requirements under discontinued operations and (iv) the income tax effects of the non-GAAP adjustment to our operating results described above. This amount is divided by a fixed share count, which eliminates dilution or stock buybacks from impacting the financial performance in the calculation of non-GAAP EPS. For purposes of calculating achievement of this metric, foreign exchange movements were held constant at plan rates, pursuant to the terms of the plan.

The two and three-year relative TSR metric was chosen to enable evaluation of Company performance against its peers while maintaining multi-year sustainability of stockholder value creation. We changed our TSR benchmark group to the Nasdaq 100 index from the S&P 500 which was used in prior year PRU plans, because the Compensation Committee believed the Nasdaq 100 index is more closely aligned to Symantec in terms of industries and companies represented.

With respect to the non-GAAP EPS metric of the FY18 PRUs, 50% of the shares underlying the FY18 PRUs (“FY18 Year One Shares”) are eligible to be earned based on the achievement of the non-GAAP EPS threshold amount. Depending on actual results, 0% to 200% of the FY18 Year One Shares will be eligible to be earned at the end of the 3-year performance period. With some exceptions (including acceleration of vesting upon a change in control of our Company under the terms of the Symantec Executive Retention Plan, as amended), the FY18 Year One Shares earned at the end of fiscal 2018 will vest, if at all, only at the end of fiscal 2020 (the “FY18 PRU Performance Period”), and the named executive officer must be employed by us at the end of such period in order to vest in the award. The following table presents threshold, target and maximum performance levels and payouts at the non-GAAP EPS metric:

	EPS Performance as a Percentage of Target (%)	EPS Payout as a Percentage of Target (%)
Threshold Level Payout %	95	50
Target Level Payout %	100	100
Maximum Payout %	108	200

For fiscal 2018, our non-GAAP EPS target under the FY18 PRUs was $1.64 per share with a threshold level of $1.56 per share. The Compensation Committee determined that we achieved 95.2% of the target level of this metric, resulting in the threshold level having been achieved and 50.5% of the FY18 Year One Shares becoming eligible to be earned at the end of the FY18 PRU Performance Period at the end of fiscal 2020.

With respect to the relative TSR metric of the FY18 PRUs, 25% of the shares underlying the FY18 PRUs (“FY18 Year Two Shares”) are eligible to be earned based on the achievement of the Company’s relative TSR threshold amount over the two-year TSR performance ending on the last day of fiscal 2019, measured against the two-year TSR performance of companies comprising the Nasdaq 100 index over the same period. The companies deemed to be in the Nasdaq 100 index for this purpose consist of those companies that make up the Nasdaq 100 index at the end of fiscal 2019. Depending on achievement of this metric, 0% to 200% of the FY18 Year Two Shares will be eligible to be earned at the end of the FY18 PRU Performance Period. With some exceptions (including acceleration of vesting upon a change in control under the terms of the Symantec Executive Retention Plan, as amended), the FY18 Year Two Shares vest, if at all, only at the end of the FY18 PRU Performance Period, and the named executive officer must be employed by us at the end of such period in order to vest in the award.

An additional 25% of the shares underlying the FY18 PRUs (“FY18 Year Three Shares”) are eligible to be earned only based on the achievement of the Company’s relative TSR threshold amount over the three-year TSR performance ending on the last day of fiscal 2020, as measured against the three-year TSR performance of companies comprising the Nasdaq 100 index over the same period. The companies deemed to be in the Nasdaq 100 index for this purpose consist of those companies that make up the Nasdaq 100 index at the end of fiscal 2020. Depending on the achievement of this metric, 0% to 200% of the FY18 Year Three Shares will be eligible to be earned at the end of the FY18 PRU Performance Period. With some exceptions (including acceleration of vesting upon a change in control of our Company under the terms of the Symantec Executive Retention Plan, as amended), the FY18 Year Three Shares vest, if at all, only at the end of the FY18 PRU Performance Period, and the named executive officer must be employed by us at the end of such period in order to vest in the award. If our TSR performance applicable to the FY18 Year Two Shares (2-year performance) is below target, any unearned shares below the target level are added to the FY18 Year Three Shares. TSR is calculated using a 60-trading day average stock price at the beginning and end of the applicable period plus the value of dividends provided in the respective period.

The following table presents threshold, target and maximum performance levels and payouts of the relative TSR metric for the FY18 Year Two Shares and the FY18 Year Three Shares:

	TSR Percentile Rank against Nasdaq 100	TSR Payout as a Percentage of Target (%)
Threshold Level Payout %	25th	50
Target Level Payout %	50th	100
Maximum Payout %	75th	200

Details of PRUs granted to our named executive officers in fiscal 2018 are disclosed in the Grants of Plan-Based Awards table on page 106 and summarized in the last table within the next subsection below.

Equity Grant Summary: The following table summarizes the number of shares granted subject to equity awards in fiscal 2018, the value of each award and the total value of the equity awards for each named executive officer as of the grant date (with all values of RSU awards based upon the closing price for a share of our common stock of $29.71 on June 9, 2017). The grant values provided below were established in the context of various factors, including competitive award opportunities for direct peer roles and potential alternative roles for which key individuals were potential candidates and the strategic importance of roles relative to the fiscal year 2018 and ongoing execution of the business transformation begun in fiscal 2017.

For Messrs. Clark, Noviello and Fey, fiscal 2018 marked each executive’s first full fiscal year with Symantec following the acquisition of Blue Coat in August 2016 and included each executive’s first full-year equity grant by Symantec. Accordingly, comparisons with certain equity grant amounts listed for fiscal 2017 herein (for example, in the Summary Compensation Table, below) may not take into account the grants each of these executives received in fiscal 2017 by Blue Coat prior to the close of the acquisition. Please refer to Note 2 to the Summary Compensation Table on page 103 for additional information regarding the calculation of the PRU value at grant date.

Name of NEO	Target PRUs (#)	PRU Value at Grant Date ($)	RSUs (#)	RSU Value at Grant Date ($)	Total Target Equity Incentive Awards Value at Grant Date ($)
Gregory S. Clark	339,674	11,657,612	145,575	4,325,033	15,982,645
Michael D. Fey	317,029	10,880,435	135,870	4,036,698	14,917,133
Nicholas R. Noviello	158,514	5,440,200	67,935	2,018,349	7,458,549
Scott C. Taylor	101,902	3,497,276	43,672	1,297,495	4,794,772
Francis C. Rosch	271,739	9,326,082	116,460	3,460,026	12,786,109

Previously Granted Long Term Incentive Pay Outcomes

Our fiscal 2018 financial results resulted in compensation plan payouts for long term incentive plan awards that had been made in fiscal 2016 and fiscal 2017. The payouts reflect mixed results relative to the performance goals established for the respective plans in the different fiscal years.

The FY16 PRUs paid out at 112.2% of target based on a combination of fiscal 2016 EPS results and subsequent total stockholder return (“TSR”) versus the S&P 500 over fiscal 2017 and fiscal 2018.

The FY17 PRU was funded at 268.20% of target, based on fiscal 2018 adjusted non-GAAP operating income results that were ahead of the original goals and delivered achievement of 109.29% of target. 250% of the shares were earned and vested at the end of fiscal 2018, with the remaining shares vesting at the end of fiscal 2019.

The FY18 PRUs were structured so that 50% of the awards were eligible to be earned based on fiscal 2018 non-GAAP EPS (the FY18 Year One Shares). We achieved non-GAAP EPS of $1.56 per share, or 95.2% of this metric, resulting in the threshold level having been achieved and 50.5% of the FY18 Year One Shares (25.25% of the total FY18 PRUs) becoming eligible to be earned at the end of the FY18 PRU Performance Period at the end of fiscal 2020. The remaining 50% of FY18 PRUs will be eligible to vest based on two and three year relative TSR; any shares earned based on relative TSR performance will vest at the end of fiscal year 2020.

Fiscal Year 2016 PRU Achievement

FY2016 PRU Design FY 2018 FY 2019 FY 2020 50% of shares earned based on FY2016 EPS TSR used as a Modifier (A) modified based on TSR Payout Range 100% - FY2016 1-year TSR Q1-Q3 EPS 0% - 150% Performance (B) Performance (A) 50% of shares earned based on FY2016 EPS(A) modified based on 2-year TSR Performance (C) EPS Payout Range 0% - 133% (A x 50% x B)+ (A x 50% x C) = Total Number of PRUs Earned (all of the earned shares are released after FY2020 end)

The PRUs granted to our named executive officers in fiscal 2016 (the “FY16 PRUs”) were eligible to be earned only if we achieved a threshold of non-GAAP EPS for the first three quarters of fiscal 2016. For purposes of calculating achievement for fiscal 2016, we define non-GAAP EPS as GAAP profit before tax, including discontinued operations, adjusted to exclude stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, certain expenses related to transition service agreements with our former information management business, and certain other income and expense items that management considered unrelated to Symantec’s core operations, less GAAP tax expense excluding the income tax effects of the non-GAAP adjustment to our operating results described above. This amount is divided by diluted weighted-average shares outstanding for the period. For purposes of calculating achievement of this metric, foreign exchange movements were held constant at plan rates.

Our fiscal 2016 awards were granted and specifically designed by our Compensation Committee to enhance our pay for performance culture with a component directly linked to our TSR over two and three-year periods. Depending on our achievement of this metric, 0% to 133% of the target shares would be eligible to be earned at the end of the second and third fiscal year after the fiscal year of grant, based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our Company as compared to the S&P 500. If any target shares became eligible (the “eligible shares”) to be earned in the second and third fiscal year after the fiscal year of grant as a result of achievement of the non-GAAP EPS metric for the fiscal year of grant, then 50% to 150% of one-half of the eligible shares would be earned based on the achievement of the TSR goal for the two years ended at the end of the second fiscal year after the fiscal year of grant and 50% to 150% of one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year after the fiscal year of grant if less than 100% of the TSR goal is achieved for the two-year period then ended) would be earned based on the achievement of the TSR goal for the three years ended at the end of the third fiscal year after the fiscal year of grant. For the FY16 PRUs, we measure the performance period of the TSR to one year (fiscal 2017) and two years (fiscal 2017-2018 period) to exclude in each case the impact of the Veritas separation which took place during fiscal 2016. Subject to certain exceptions (including acceleration of vesting upon a change in control of our Company under the terms of the Symantec Executive Retention Plan, as amended), the award shall vest, if at all, only at the end of the third year of the performance period (i.e., fiscal 2018), and the named executive officer must be employed by us at the end of such period in order to vest in the award.

Below is the summary of our FY16 PRU performance metric achievements. The three-year performance period for the fiscal 2016 awards granted in fiscal 2016 completed at the end of fiscal 2018. The Compensation Committee certified an overall payout of 106.45% of the target award level.

Non-GAAP EPS		2-Year TSR		3-Year TSR
Performance as % of Target	Eligible Shares as % of Target Shares	S&P 500 Percentile Ranking	Payout as % of Target	S&P 500 Percentile Ranking	Payout as % of Target	Overall Payout
88.71%	81.19%	94th	150.00%	56th	112.24%	106.45%

Fiscal Year 2017 PRU Achievement

FY2017 PRU Design FY 2017 FY 2018 FY 2019 100% - FY2018 Operating Income Addl Vesting Period Up to 250% of target award vested after for the portion Payout Range FY2018 (A) exceeding 250% of 0% - 300% target award (B) A + B = Total Number of PRUs Earned (Subject to continued employment, earned shares up to 250% of target award are released after FY2018 end; earned shares exceeding 250% of target award are released after FY 2019)

As noted above, the achievement associated with the FY17 PRUs marks a significant element of executive compensation that was determined on fiscal 2018 results and awarded in fiscal 2019. As a key component of our fiscal 2017 long-term equity incentive compensation program, in June 2016, our Compensation Committee granted PRUs to our then-current executive team, including Messrs. Taylor and Rosch under our 2013 Equity Incentive Plan. Similarly, in anticipation of their joining our executive team, Blue Coat granted Messrs. Clark, Fey and Noviello PRUs under an identical Blue Coat equity plan prior to the Blue Coat acquisition closing. At the time of grant in June 2016, the Company had announced a cost savings plan and business transformation initiatives which the Compensation Committee recognized would involve a multi-year effort on the part of the Company’s executives. Accordingly, the FY17 PRUs were designed with a performance metric that would focus the Company’s efforts on producing significantly increased profitability by the end of fiscal 2018. The Compensation Committee revised the performance metric and the targets upward in March 2017 to take into account the Blue Coat and LifeLock acquisitions, and subsequently adjusted the targets down in October 2017 in connection with the divestiture of the Company’s website security business and related PKI assets to DigiCert, Inc., which divestiture was completed in October 2017 (the October 2017 adjustment also took into consideration the effect of two small acquisitions that were completed in July 2017).

The Compensation Committee chose fiscal 2018 non-GAAP operating income as the appropriate metric for the FY17 PRUs because it provided a powerful incentive to both complete the Company’s business transformation goal while also requiring the executive team to deliver increased profitability. Taking into account the revisions to the performance metric in March 2017 and October 2017, the fiscal 2018 non-GAAP operating income target under the FY17 PRUs was $1,560 million, and the Company achieved $1,705 million in adjusted non-GAAP operating income in fiscal 2018, resulting in the achievement of 109.29% of target, with funding at 268.20% of target, 250% of which was earned and vested at the end of fiscal 2018, as discussed below. The Compensation Committee believes the targets set in June 2016, and subsequently revised in March 2017 and October 2017, had the desired effect to drive the demonstrated growth in non-GAAP operating income from fiscal 2016 to fiscal 2018.

For purposes of calculating performance under the FY17 PRUs, we define non-GAAP operating income as our fiscal 2018 GAAP operating income, adjusted, as applicable, to exclude website security and PKI results included in our third quarter of fiscal year 2018 results, stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, acquisition and integration expenses, certain gains or losses on litigation contingencies and settlements, the impact from deferred revenue and inventory fair value adjustments as part of business combination accounting entries and certain other income and expense items that management and/or the Compensation Committee considers unrelated to Symantec’s core operations. Non-GAAP operating income was adjusted under FY17 PRUs to (i) allow for the negative impact of up to $91 million of foreign exchange rates on revenue, with no limit on the positive foreign exchange impact, and (ii) adjusted beneficially for changes to Symantec’s capital structure that positively impacted Symantec’s EPS on a non-GAAP Basis, such as cash interest expense savings due to prepayment of indebtedness.

Depending on our achievement of this metric, 0% to 300% of the target shares were eligible to be earned at the end of fiscal 2018, subject to additional vesting conditions in certain cases as discussed below. To further encourage continued service to our Company and our stockholders, for any achievement above 250% of target to be earned, the participant must generally be employed by our Company through the end of fiscal 2019 when the additional payout in excess of 250% will be made.

Below is the summary of our FY17 PRU performance metric achievement:

	FY18 non-GAAP Operating Income Target ($) (millions)	FY18 non-GAAP Operating Income Actual ($) (millions)	FY18 Non-GAAP Operating Income Performance as a % of Target	Vesting Level as a % of Target Award	Eligible Shares as a % of Target Shares at end of FY18	Eligible Shares as a % of Target Shares at end of FY19
Fiscal 2017 PRU	1,560	1,705	109.29	268.20	250.00	18.20

For purposes of calculating performance under the FY17 PRUs, our FY18 non-GAAP operating income target was $1,560 million and our actual FY18 non-GAAP operating income was $1,705 million. The Compensation Committee determined that we achieved 109.29% of target, resulting in a payout of 268.20% of target under the FY17 PRUs. According to the terms of the FY17 PRUs, 250% of the plan payout was earned at the end of fiscal 2018, and the additional 18.2% (the excess amount above 250% as described above) is eligible to be earned at the end of fiscal 2019, provided the participant is employed by our Company through the end of fiscal 2019.

Details of PRUs granted to our named executive officers in fiscal 2017 are disclosed in the Grants of Plan-Based Awards table on page 106 and summarized in the last table within the next subsection below.

Fiscal Year 2018 PRU Achievement

In designing the fiscal 2018 long-term incentive program, the Compensation Committee chose non-GAAP earnings per share (“EPS”) and relative total stockholder return (“TSR”) against the Nasdaq 100 index as the applicable performance metrics for the fiscal 2018 PRU awards (the “FY18 PRUs”). These awards may be earned over three years based on the Company’s achievement of non-GAAP EPS for fiscal 2018, as adjusted under the plan, along with relative TSR against the Nasdaq 100 index for the two-year and three-year periods ending at the completion of fiscal 2019 and fiscal 2020, respectively, as described below. Our Compensation Committee established the non-GAAP EPS portion of the FY18 PRUs because it believed it would allow evaluation of Company performance on its short-term strategy execution, while requiring longer-term three-year vesting to provide alignment with stockholders over a more extended time period. This EPS metric is balanced by longer-term relative TSR measurement of stockholder value creation which requires Symantec to match or exceed median market results to achieve a payout of target or a greater number of shares.

	FY18 non-GAAP EPS Target	18 non-GAAP EPS Actual	Achievement as a Percentage of Target	Eligible Shares as a % of Target Shares at end of FY18
Fiscal 2017 PRU	$1.64 per share	$1.56 per share	95.20%	50.5% of the FY18 Year One Shares (20.25% of the total FY18 PRUs) became eligible to be earned at the end of fiscal 2020.

For fiscal 2018, our non-GAAP EPS target under the FY18 PRUs was $1.64 per share with a threshold performance level of $1.56 per share. The Compensation Committee determined that we achieved a fiscal 2018 non-GAAP EPS of $1.56 per share, or 95.20% of this metric, resulting in the threshold level having been achieved and 50.5% of the FY18 Year One Shares becoming eligible to be earned at the end of the FY18 PRU Performance Period at the end of fiscal 2020.*

*	See “Compensation Components—III. Equity Incentive Awards – Performance Restricted Stock Units (PRUs)” below for a description of adjusted non-GAAP EPS target and relative TSR.

Health and Welfare Benefits; Perquisites

All named executive officers are eligible to participate in our Section 401(k) plan (which includes our matching contributions), health and dental coverage, life insurance, disability insurance, paid time off, and paid holidays on the same terms as are available to all employees generally. These rewards are designed to be competitive with overall market practices, and are in place to attract and retain the talent needed in the business. In addition, named executive officers are eligible to participate in the deferred compensation plan, and to receive other benefits described below.

Deferred Compensation: Symantec’s named executive officers are eligible to participate in a nonqualified deferred compensation plan that provides management employees on our U.S. payroll with a base salary of $180,000 or greater (including our named executive officers) the opportunity to defer up to 75% of base salary, 100% of sales commissions, and 100% of annual incentive payments for payment at a future date. This plan is provided to be competitive in the executive talent market, and to provide executives with a tax-efficient alternative for receiving earnings. Three of our named executive officers participated in this plan during fiscal 2018. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2018,” on page 109.

Perquisites: Symantec’s executive officers typically do not receive perquisites, except in limited circumstances when deemed appropriate and approved by the Compensation Committee. For example, an additional benefit available to executive officers is reimbursement for up to $10,000 for financial planning services. We also provide a car service for our CEO and incurred $155,196 in costs through the end of fiscal 2018 under this ongoing arrangement. In fiscal 2018, we entered into an aircraft lease agreement with our CEO for Company use of an aircraft owned by Mr. Clark, under which Mr. Clark recognized $3,075 in imputed income in fiscal 2018. The Compensation Committee provides these perquisites for business-related purposes and believes they are prevalent in the marketplace for executive talent. The value of the perquisites we provide is taxable to the named executive officers and the incremental cost to us for providing these perquisites is reflected in the Summary Compensation Table. These benefits are disclosed in the All Other Compensation column of the Summary Compensation Table on page 109.

Change of Control and Severance Arrangements: Our Executive Retention Plan provides (and the terms of our PRUs provide) participants with “double trigger” acceleration of vesting of equity awards and, if applicable, such awards become immediately exercisable, where the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control of our Company (as defined in the plan). In the case of PRUs granted prior to fiscal 2017, PRUs will vest at target if the change in control occurs prior to the first performance period and will vest as to eligible shares based on the results for the initial performance period if the change in control occurs following the first performance period but before the end of the third performance period. In the case of PRUs granted in fiscal 2017, PRUs will vest at target regardless of whether the change in control event occurs prior to or during the performance period. The PRUs granted in fiscal 2018 will also vest at target if the change in control event takes place during the three-year performance period.

We believe that this double trigger acceleration appropriately furthers the intent of the applicable plan without providing an undue benefit to those executives who continue to be employed following a change in control transaction. The intent of the plan is to enable named executive officers to have a balanced perspective in making overall business decisions in the context of a potential acquisition of our Company, as well as to be competitive with market practices. The Compensation Committee believes that change in control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave our Company before a transaction closes.

The change in control and severance payments and benefits described above do not influence and are not influenced by the other elements of compensation as these benefits serve different objectives than the other elements. We do not provide for gross-ups of excise tax values under Section 4999 of the Code. Rather, we allow the named executive officer to reduce the benefit received or waive the accelerated vesting of options to avoid excess payment penalties.

Details of each individual named executive officer’s severance payments and benefits, including estimates of amounts payable in specified circumstances in effect as of the end of fiscal 2018, are disclosed under “Potential Payments Upon Termination or Change- in-Control” below.

FACTORS WE CONSIDER IN DETERMINING OUR COMPENSATION PROGRAMS

The Compensation Committee applies a number of compensation policies and analytic tools in implementing our compensation principles. These policies and tools guide the Compensation Committee in determining the mix and value of the compensation components for our named executive officers, consistent with our compensation philosophy. They include:

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

Competitive Market Assessments: Market competitiveness is one factor that the Compensation Committee considers each year in determining a named executive officer’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies and published survey data from a broader set of information technology companies that the Compensation Committee believes represent Symantec’s competition in the broader talent market, based on the advice of Mercer, an outside consulting firm engaged by the Compensation Committee for fiscal 2018. The proxy statements of peer group companies provide detailed pay data for the highest-paid executives. Survey data, which we obtain from the Radford Global Technology Survey, provides compensation information on a broader group of executives and from a broader group of information technology companies, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each named executive officer’s position.

The information technology industry in which we compete is characterized by rapid rates of change and intense competition from small and large companies, and the companies within this industry have significant cross-over in leadership talent needs. As such, we compete for executive talent with leading software and services companies as well as in the broad information technology industry. We face particularly intense competition with companies located in the geographic areas where Symantec operates, regardless of specific industry focus or company size. Further, consistent with prior years, in part because we believe that stockholders measure our performance against a wide array of technology peers, for fiscal 2018 the Compensation Committee used a peer group that consists of a broad group of high technology companies in different market segments that were of a comparable size to us. The Compensation Committee used this peer group, as well as other relevant market data, to evaluate named executive officer pay levels.

The Compensation Committee reviews our peer group on an annual basis, with input from Mercer, and the group may be adjusted from time to time based on, among other factors, a comparison of revenues, market capitalization, industry, peer group performance, merger and acquisition activity and stockholder input. The Compensation Committee reviewed and revised our peer group for fiscal 2018. The following criteria were used to select our updated peer group to be used to evaluate named executive officer pay levels in connection with setting compensation for fiscal 2018:

•	Business with software development focus including security related businesses where possible;

•	Similar breadth, complexity and global reach as Symantec; and

•	Annual revenue 0.5x to 2.0x as a starting point but including companies based on an assessment of overlapping geography, engineering focus and executive talent competition.

The Compensation Committee selected the following companies as our fiscal 2018 peer group:

Fiscal 2018 Symantec Peer Group

Activision Blizzard, Inc.	eBay Inc.	Red Hat Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	Salesforce.com, Inc.
Autodesk, Inc.	FireEye, Inc.	Synopsys, Inc.
Akamai Technologies Inc.	Intuit Inc.	VMware, Inc.
CA, Inc.	Palo Alto Networks Inc.
Citrix Systems, Inc.	PayPal Holdings, Inc.

LinkedIn and Yahoo! were removed from our fiscal 2018 peer group as a result of their acquisitions. The Compensation Committee evaluated our peer group for fiscal 2019 and determined to keep the companies otherwise the same for fiscal 2019.

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

As illustrated by the following charts, for fiscal 2018, approximately 95% of our CEO’s target total direct compensation (sum of annual base salary, target annual incentive, and grant date fair value of equity awards) was at-risk, and on average approximately 94% of our other named executive officers’ compensation opportunity was at-risk compensation. As a result of no annual incentives being paid to our executive officers for fiscal 2018, actual pay was delivered 94% in the form of equity for our CEO and an average of 93% for our NEOs other than the CEO.

Fiscal 2018 Total Direct Compensation Mix(1)	Fiscal 2018 Total Direct Compensation Mix(1)

(1)	Does not equal 100% due to rounding.

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

For fiscal 2018, our CEO received approximately 70% of the value of his target annual equity incentive award in the form of PRUs and 30% in the form of RSUs. Other named executive officers, also received, on average, approximately 70% of the target annual equity incentive award in the form of PRUs and 30% in the form of RSUs. We consider slightly lower proportional weighting of base salary in the CEO’s total direct compensation, compared to the other named executive officers, to be appropriate given both the level of total direct compensation and the broader level of influence over Company performance associated with the CEO role.

The percentages described above (and other percentage-based equity award values discussed below) are generally based on the grant date fair value of the shares of common stock underlying the RSUs, and the grant date fair value of the PRUs at the target level award size.

In making its compensation decisions and recommendations, the Compensation Committee may consider factors such as the individual executive’s responsibilities, performance, industry experience, current pay mix, total compensation competitiveness, previous equity awards, retention considerations, and other factors.

Compensation Risk Assessment: The Compensation Committee, in consultation with Mercer, conducted its annual risk analysis of Symantec’s compensation policies and practices and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives, or that they are reasonably likely to have a material adverse effect on Symantec.

Burn Rate and Dilution: We closely manage how we use our equity to compensate employees. We compute our “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We compute our “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. We compute “overhang” as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans (other than our Employee Stock Purchase Plan) at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. The Compensation Committee reviews and approves our equity usage for our equity compensation programs throughout the year based on our business and talent strategy and competitive market practices to attract, motivate and retain talent. In addition, the Compensation Committee considers the accounting charges that will be reflected in our financial statements under GAAP when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2018, our gross burn rate was 1.49%, our net burn rate was 0.96% and our overhang was 12.23%.

Roles of Our Compensation Committee, Independent Directors, Executive Officers and Consultants in our Compensation Process

The Compensation Committee, which is comprised entirely of independent directors, is responsible for overseeing all of Symantec’s compensation programs, including the review and recommendation to the independent directors of our Board of all compensation arrangements for our CEO and the review and approval of the compensation arrangement for our other named executive officers.

The independent members of the Board evaluate our CEO’s performance and the Compensation Committee then reviews and recommends to the independent members of the Board all compensation arrangements for our CEO. After discussion, the independent members of the Board determine our CEO’s compensation. The Compensation Committee also discusses the performance of the other named executive officers with our CEO, reviews the compensation recommendations that our CEO submits for the other named executive officers, makes any appropriate adjustments and approves their compensation. While our CEO provides input and makes compensation recommendations with respect to executive officers other than himself, our CEO does not make recommendations with respect to his own compensation or participate in the deliberations regarding the setting of his own compensation by the Board or the Compensation Committee.

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

As part of its engagement for fiscal 2018, Mercer provided, among other services, advice and recommendations on the amount and form of executive and director compensation. For example, Mercer evaluated and advised the Compensation Committee on the peer group that the Compensation Committee uses to develop a market composite for purposes of establishing named executive officer pay levels (as described below), the competitiveness of our executive and director compensation programs, the design of awards and proposed performance metrics and opportunity ranges for incentive plans, compensation-related trends and developments in our industry and the broader talent market and regulatory developments relating to compensation practices.

We paid Mercer approximately $478,000 for executive compensation services in fiscal 2018. In addition, management engaged and Symantec paid Mercer and its affiliates for other services,

including approximately $3,719,621 of unrelated consulting and business services in fiscal 2018. We also reimbursed Mercer and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer and its affiliates to Symantec, as those services were approved by management in the normal course of business within the scope of the Compensation Committee’s pre-authorization for such services. Based in part on policies and procedures implemented by Mercer to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

The Compensation Committee establishes our compensation philosophy, approves our compensation programs and solicits input and advice from several of our executive officers and Mercer. As mentioned above, our CEO provides the Board and the Compensation Committee with feedback on the performance of our executive officers and makes compensation recommendations (other than with respect to his own compensation) that are presented to the Compensation Committee for their approval. Our CEO, Chief Human Resources Officer and General Counsel regularly attend the Compensation Committee’s meetings to provide their perspectives on competition in the industry, the needs of the business, information regarding Symantec’s performance and other advice specific to their areas of expertise. In addition, at the Compensation Committee’s direction, Mercer works with our Chief Human Resources Officer and other members of management to obtain information necessary for Mercer to make their own recommendations as to various matters, as well as to evaluate management’s recommendations.

Equity Grant Practices: The Compensation Committee generally approves grants of equity awards to the named executive officers at its first meeting of each fiscal year, or shortly thereafter through subsequent action. The grant date for all equity grants made to employees, including the named executive officers, is generally the 10th day of the month following the applicable meeting. If the 10th day is not a business day, the grant is generally made on the previous business day. The Compensation Committee does not coordinate the timing of equity awards with the release of material, nonpublic information. RSUs may be granted from time to time throughout the year, but all RSUs (with the exception of grants assumed with acquisitions) generally vest on either March 1, June 1, September 1 or December 1 for administrative reasons.

Change of Control and Severance Arrangements: The vesting of certain stock options, RSUs and PRUs held by our named executive officers will accelerate if they are subject to an involuntary (including constructive) termination of employment under certain circumstances. For additional information about these arrangements, see “—Health and Welfare Benefits; Perquisites —Change of Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change-in-Control,” below.

RELATED POLICIES AND CONSIDERATIONS

To ensure that the overall executive compensation structure is aligned with stockholder interests and competitive with the market, we maintain the following policies:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our Company. We have maintained stock ownership requirements for our executive officers since October 2005. For fiscal

2018, our executive officers were required to hold shares of our common stock (excluding stock options and unvested RSUs and PRUs) with value equal to:

•	CEO: 6x base salary (increased from 5x base salary effective August 1, 2017 to further align with interests of stockholders);

•	CFO and President and COO: 3x base salary; and

•	Executive Vice Presidents: 2x base salary.

The executive officer is required to acquire and thereafter maintain the stock ownership required within four years of becoming an executive officer of Symantec. During the four-year transition period, each executive officer must retain at least 50% of all net (after-tax) equity grants until the required stock ownership level is met.

As of October 10, 2018, all of our named executive officers have reached the stated ownership requirements for fiscal 2018. See the table below for individual ownership levels relative to the executive’s ownership requirement.

Named Executive Officer	Ownership Requirement (1) (# of shares)	Holdings as of October 10, 2018 (# of shares)
Gregory S. Clark	301,508	2,901,511
Michael D. Fey	130,402	1,007,398
Nicholas R. Noviello	97,990	363,952
Scott C. Taylor	60,302	350,364
Francis C. Rosch (2)	n/a	n/a

(1)	Based on the closing price for a share of our common stock of $19.90 on October 10, 2018.

(2)	Mr. Rosch served as our Executive Vice President, Consumer Digital Safety through June 28, 2018.

Recoupment “Clawback” Policies

In 2017, we adopted a recoupment, or “clawback”, policy applicable to all performance-based compensation granted to the Company’s officers (even after they leave Symantec). In August 2018, our Board further expanded this clawback policy to allow for recoupment for certain violations of the Company’s policies. This updated policy supplements the contractual clawback rights we have had in all of our executive compensation plans since fiscal 2009 (providing for the return of any excess compensation received by an executive officer if our financial statements are the subject of a restatement due to error or misconduct).

Insider Trading, Hedging and Pledging Policies

Our Insider Trading Policy prohibits all directors and employees from short-selling Symantec stock or engaging in transactions involving Symantec-based derivative securities, including, but not limited to, trading in Symantec-based option contracts (for example, buying and/or writing puts and calls). It also prohibits pledging Symantec stock as collateral for a loan. Notwithstanding this policy, the Board granted a waiver from the prohibition against transactions with respect to derivative securities for Mr. Feld and Starboard solely for the purpose of enabling Starboard to exercise the forward contracts that were in existence before Mr. Feld was appointed to the Board and that were described in Starboard’s Schedule 13D with respect to the Company filed with the SEC on August 16, 2018. The grant of this waiver was conditioned upon Mr. Feld’s and Starboard’s compliance with all applicable laws and all other provisions of our Insider Trading Policy in connection with such derivative securities transactions.

In addition, our Insider Trading Policy prohibits our directors, officers, employees and contractors from purchasing or selling Symantec securities while in possession of material, non-public information. It also requires that each of our directors, our Chief Executive Officer, our President, and our Chief Financial Officer conduct any open market sales of our securities only through use of stock trading plans adopted pursuant to Rule 10b5-1 of the Exchange Act. Rule 10b5-1 allows insiders to sell and diversify their holdings in our stock over a designated period by adopting pre-arranged stock trading plans at a time when they are not aware of material nonpublic information about us, and thereafter sell shares of our common stock in accordance with the terms of their stock trading plans without regard to whether or not they are in possession of material nonpublic information about the Company at the time of the sale. All other executives are strongly encouraged to trade using Exchange Act Rule 10b5-1 plans.

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

Deductibility by Symantec. Section 162(m) of the Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers. While the Compensation Committee may consider the deductibility of awards as one factor in determining our executive compensation, it also looks at other factors in making its executive compensation decisions and retains the flexibility to grant awards or pay compensation the Compensation Committee determines to be consistent with its goals for Symantec’s executive compensation program, even if the awards may not be deductible by Symantec for tax purposes.

Recent changes to Section 162(m) in connection with the passage of the Tax Cuts and Jobs Act repealed the exception to the deductibility limit that were previously available for “qualified performance-based compensation” (including stock option grants, performance-based cash bonuses and performance-based equity awards, such as performance-based restricted stock units) effective for taxable years beginning after December 31, 2017. Compensation paid to certain of our executive officers for taxable years beginning prior to December 31, 2017 remains deductible if such compensation would otherwise be deductible for such taxable year. The Tax Cuts and Jobs Act also increased the number of executive officers who are affected by the loss of deductibility effective for taxable years beginning after December 31, 2017. As a result, any compensation paid to certain of our executive officers for taxable years beginning after December 31, 2017 in excess of $1 million will be non-deductible unless it qualifies for transition relief afforded by the Tax Cuts and Jobs Act to compensation payable pursuant to certain binding arrangements in effect on November 2, 2017 (including performance-based restricted stock units granted to our executive officers who were “covered employees” within the meaning of Section 162(m) that were intended to qualify as performance-based compensation for purposes of Section 162(m) and that were granted prior to such time but not yet vested or settled).

We believe that compensation expense incurred in respect of the exercise of our stock options granted to our executive officers prior to November 2, 2017 will continue to be deductible pursuant to this transition rule. However, because of uncertainties in the interpretation and implementation of the changes to Section 162(m) in the Tax Cuts and Jobs Act, including the scope of the transition relief, we can offer no assurance of such deductibility with respect to payment of cash bonuses paid or RSUs or PRUs settled after December 31, 2017.

Tax Implications for Officers. Section 409A of the Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Sections 280G and 4999 of the Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change-in-Control” (beginning on page 108 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross ups related to this excise tax under Code Section 4999.

Accounting Considerations. The Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, the Company records salaries and cash-based performance-based compensation incentives as expenses in the amount paid, or estimated to be paid, to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid in cash to employees. The accounting expense of equity awards to employees is calculated in accordance with the requirements of FASB Accounting Standards Codification Topic 718. The Compensation Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2018 were Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller and Daniel H. Schulman. None of the members of the Compensation Committee in fiscal 2018 were at any time during fiscal 2018 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during fiscal 2018.

Compensation Committee Report

The information contained in the following report of Symantec’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Symantec under the Exchange Act or the Securities Act of 1933 unless and only to the extent that Symantec specifically incorporates it by reference. The Compensation Committee has reviewed and discussed with management the CD&A contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in our proxy statement and our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.

By: The Compensation and Leadership Development Committee of the Board:

David L. Mahoney (Chair)

Peter A. Feld*

Geraldine B. Laybourne

Robert S. Miller

Daniel H. Schulman

*	Joined the Compensation Committee on September 16, 2018.

Reconciliation of Selected GAAP Measures to Non-GAAP Measures

(In millions, except per share data)

	March 30, 2018	Year Ended March 31, 2017	April 1, 2016
Net revenues (GAAP)	$4,834	$4,019	$3,600
Deferred revenue fair value adjustment	126	144	-

Net revenues (Non-GAAP)	$4,960	$4,163	$3,600

Operating income (loss) (GAAP)	$49	$(100)	$457
Deferred revenue fair value adjustment	126	144	-
Inventory fair value adjustment	-	24	-
Unallocated corporate charges	-	-	186
Stock-based compensation	610	440	161
Amortization of intangible assets	453	293	86
Restructuring, transition and other costs	410	273	136
Acquisition-related costs	60	120	-
Litigation settlement	2	-	-

Operating income (Non-GAAP)	$1,710	$1,194	$1,026

Operating margin (GAAP)	1.0%	(2.5%)	12.7%
Operating margin (Non-GAAP)	34.5%	28.7%	28.5%
Diluted net income (loss) per share (GAAP) (1)	$1.70	$(0.17)	$3.71
Adjustments to diluted net income (loss) per share
Deferred revenue fair value adjustment	0.19	0.23	-
Inventory fair value adjustment	-	0.04	-
Unallocated corporate charges	-	-	0.28
Stock-based compensation	0.91	0.71	0.24
Amortization of intangible assets	0.68	0.47	0.13
Restructuring, transition and other costs	0.61	0.44	0.20
Acquisition-related costs	0.09	0.19	-
Litigation settlement	0.00	-	-
Non-cash interest expense	0.07	0.06	-
Gain on divestiture and gain on sale of assets	(0.98)	-	-
Loss from equity interest	0.04	-	-
Income tax reform	(0.99)	-	-
Other income tax effects and adjustments	(0.65)	(0.54)	1.42

Total adjustment from continuing operations	(0.02)	1.61	2.27
Total adjustment from discontinued operations	(0.02)	(0.21)	(4.94)
Incremental dilution effect	-	(0.05)	(0.01)

Diluted net income per share (Non-GAAP)	$1.67	$1.18	$1.03

Diluted weighted-average shares outstanding (GAAP)	668	618	670
Incremental dilution	-	27	6

Diluted weighted-average shares outstanding (Non-GAAP)	668	645	676

(1)	Net income (loss) per share amounts may not add due to rounding

Objective of non-GAAP measures: We believe our presentation of non-GAAP financial measures, when taken together with corresponding GAAP financial measures, provides meaningful supplemental information regarding the Company’s operating performance for the reasons discussed below. Our management team uses these non-GAAP financial measures in assessing Symantec’s performance, as well as in planning and forecasting future periods. Due to the importance of these measures in managing the business, we use non-GAAP measures in the evaluation of management’s compensation. These non-GAAP financial measures are not computed according to GAAP and the methods we use to compute them may differ from the methods used by other companies. Non-GAAP financial measures are supplemental and should not be considered a substitute for financial information presented in accordance with GAAP and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Deferred revenue fair value adjustment: Our non-GAAP net revenues eliminate the impact of deferred revenue purchase accounting adjustments required by GAAP. GAAP requires an adjustment to the liability for acquired deferred revenue such that the liability approximates how much we, the acquirer, would have to pay a third party to assume the liability. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. Also, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments. In addition, our management uses non-GAAP net revenues, adjusted for the impact of purchase accounting adjustments to assess our operating performance and overall revenue trends. Nevertheless, non-GAAP net revenues has limitations as an analytical tool and should not be considered in isolation or as a substitute for GAAP net revenues. We believe these adjustments are useful to investors as an additional means to reflect revenue trends of our business. However, other companies in our industry may not calculate these measures in the same manner which may limit their usefulness for comparative purposes.

Inventory fair value adjustment: Purchase accounting requires us to measure acquired inventory at fair value. The fair value of inventory reflects the acquired company’s cost of manufacturing plus a portion of the expected profit margin. These non-GAAP adjustments to our cost of revenues exclude the expected profit margin component that is recorded under purchase accounting associated with our acquisitions. We believe the adjustments are useful to investors as an additional means to reflect cost of revenues and gross margin trends of our business.

Unallocated corporate charges: A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include legal, accounting, real estate, information technology services, treasury, human resources and other corporate infrastructure expenses. Charges were allocated to the segments, and the allocations were determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Corporate charges previously allocated to our former information management business (“Veritas”), but not classified within discontinued operations, were not reallocated to our other segments. We eliminate these unallocated corporate charges from our non-GAAP operating results to facilitate a more meaningful comparison of our past operating performance to current operating results.

Stock-based compensation: This consists of expenses for employee restricted stock units, performance-based awards, bonus share programs, stock options and our employee stock purchase plan, determined in accordance with GAAP. We evaluate our performance both with and without these measures because stock-based compensation is a non-cash expense and can vary significantly over time based on the timing, size, nature and design of the awards granted, and is influenced in part by certain factors that are generally beyond our control, such as the volatility of the market value of our common stock. In addition, for comparability purposes, we believe it is useful to provide a non-GAAP financial measure that excludes stock-based compensation to facilitate the comparison of our results to those of other companies in our industry.

Amortization of intangible assets: Amortization of intangible assets consists of amortization of acquisition-related intangibles assets such as developed technology, customer relationships and trade names acquired in connection with business combinations. We record charges relating to the amortization of these intangibles within both cost of revenues and operating expenses in our GAAP financial statements. Under purchase accounting, we are required to allocate a portion of the purchase price to intangible assets acquired and amortize this amount over the estimated useful lives of the acquired intangible assets. However, the purchase price allocated to these assets is not necessarily reflective of the cost we would incur to internally develop the intangible asset. Further, amortization charges for our acquired intangible assets are inconsistent in size and are significantly impacted by the timing and valuation of our acquisitions. We eliminate these charges from our non-GAAP operating results to facilitate an evaluation of our current operating performance and provide better comparability to our past operating performance.

Restructuring, transition and other costs: Restructuring charges are costs associated with a formal restructuring plan and are primarily related to employee severance and benefit arrangements. Other charges include facilities and other exit and disposal costs, including asset write-offs. Transition costs are associated with formal discrete strategic information technology initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. In addition, transition costs include expenses associated with our divestitures. We exclude restructuring, transition and other costs from our non-GAAP results as we believe that these costs are incremental to core activities that arise in the ordinary course of our business and do not reflect our current operating performance, and that excluding these charges facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

Acquisition-related costs: These represent the transaction and business integration costs related to significant acquisitions that are charged to operating expense in our GAAP financial statements. These costs include incremental expenses incurred to affect these business combinations such as advisory, legal, accounting, valuation, and other professional or consulting fees. We exclude these cost from our non-GAAP results as they have no direct correlation to the operation of our business, and because we believe that the non-GAAP financial measures excluding these costs provide meaningful supplemental information regarding the spending trends of our business. In addition, these costs vary, depending on the size and complexity of the acquisitions, and are not indicative of costs of future acquisitions.

Litigation settlement: We may periodically incur charges or benefits related to litigation settlements. We exclude these charges and benefits when associated with a significant settlement because we do not believe they are reflective of ongoing business and operating results.

Non-cash interest expense and amortization of debt issuance costs: In accordance with GAAP, we separately account for the value of the conversion feature on our convertible notes as a debt discount that reflects our assumed non-convertible debt borrowing rates. We amortize the discount and debt issuance costs over the term of the related debt. We exclude the difference between the imputed interest expense, which includes the amortization of the conversion feature and of the issuance costs, and the coupon interest payments because we believe that excluding these costs provides meaningful supplemental information regarding the cash cost of our convertible debt and enhance investors’ ability to view the Company’s results from management’s perspective.

Gain on divestitures: We periodically recognize gains on divestitures, including in fiscal 2018 related to our WSS and PKI solutions. We have excluded these gains for purposes of calculating our non-GAAP results. We believe making these adjustments facilitates a better evaluation of our current operating performance and comparisons to past operating results.

Gain (loss) from equity interest: We record gains or losses in equity method investments representing net income or loss attributable to our noncontrolling interest in companies over which we have limited control and visibility. We exclude such gains and losses in full because we lack control over the operations of the investee and the related gains and losses are not indicative of our ongoing core results.

Income tax effects and adjustments: Prior to the third quarter of fiscal 2018, we used a projected long-term non-GAAP tax rate that reflected the elimination of the effects of the non-GAAP adjustments to our operating results described above and significant discrete items, as well as certain unique GAAP reporting requirements under discontinued operations as a result of the sale of Veritas in order to provide better consistency across the interim financial reporting periods. Starting with the third quarter of fiscal 2018, as a result of U.S. tax reform, we use a non-GAAP tax rate that excludes (1) the discrete impacts of changes in tax legislation, (2) most other significant discrete items, (3) certain unique GAAP reporting requirements under discontinued operations and (4) the income tax effects of the non-GAAP adjustment to our operating results described above. We believe making these adjustments facilitates a better evaluation of our current operating performance and comparisons to past operating results. Our tax rate is subject to change for a variety of reasons, such as significant changes in the geographic earnings mix due to acquisition and divestiture activities or fundamental tax law changes in major jurisdictions where we operate.

Discontinued operations: In August 2015, we entered into a definitive agreement to sell the assets of Veritas to Carlyle. The transaction closed on January 29, 2016. The results of Veritas, including the net gain on divestiture of $3.0 billion, are presented as discontinued operations in our Consolidated Statements of Operations and thus have been excluded from non-GAAP net income for all reported periods.

Diluted GAAP and non-GAAP weighted-average shares outstanding: Diluted GAAP and non-GAAP weighted-average shares outstanding are the same, except in periods that there is a GAAP loss from continuing operations. In accordance with GAAP, we do not present dilution for GAAP in periods in which there is a loss from continuing operations. However, if there is non-GAAP net income, we present dilution for non-GAAP weighted-average shares outstanding in an amount equal to the dilution that would have been presented had there been GAAP income from continuing operations for the period.

Summary of Compensation

The following table shows for the fiscal year ended March 30, 2018, compensation awarded to or paid to, or earned by each individual who served as our Chief Executive Officer, our Chief Financial Officer during fiscal 2018 and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of fiscal 2018 (the “named executive officers”).

Summary Compensation Table for Fiscal 2018

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards (1)(2) ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Gregory S. Clark Chief Executive Officer	2018	1,000,000		-		15,982,645		-	-	(3)	364,936	(4)	17,347,581
	2017	666,667	(5)	-		4,269,815	(6)	-	743,333	(7)	379,937	(8)	6,059,752	(6)

Nicholas R. Noviello Executive Vice President and CFO	2018	650,000		-		7,458,549		-	-	(3)	47,606	(9)	8,156,155
	2017	433,333	(5)	-		1,077,917	(6)	-	479,673	(7)	172,740	(10)	2,163,663	(6)

Michael D. Fey President and COO	2018	865,000		-		14,917,133		-	-	(3)	41,832	(11)	15,823,965
	2017	544,167	(5)	-		2,856,660	(6)	-	909,370	(7)	131,000	(12)	4,441,197	(6)

Scott C. Taylor Executive Vice President, General Counsel and Secretary	2018	600,000		-		4,794,772		-	-	(3)	621,788	(13)	6,016,560
	2017	600,000		150,000	(14)	4,831,307		-	568,374	(7)	363,462	(15)	6,513,143
	2016	593,939		-		3,082,307		-	283,380	(16)	86,028	(17)	4,045,654

Francis C. Rosch Former Executive Vice President, Consumer Digital Safety*	2018	700,000		-		12,786,109		-	-	(3)	755,059	(18)	14,241,168
	2017	612,500	(19)	-		6,039,114		-	623,970	(7)	461,965	(20)	7,737,549
	2016	504,394		-		5,137,221		-	320,750	(16)	97,334	(21)	6,059,699

*	Mr. Rosch served as our Executive Vice President, Consumer Digital Safety through June 28, 2018.

(1)

The amounts shown in this column reflect the aggregate grant date fair value of awards, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for RSUs and PRUs) and was determined based on the fair value of our common stock on the date of grant/modification, except for the amounts listed for Messrs. Clark, Noviello and Fey for fiscal 2017 and described further in footnote 6 below. For a discussion of the valuation methodology used to value the PRUs awarded during fiscal years 2016, 2017 and 2018, see footnote 2 below. For details of the awards granted in fiscal 2018, see the table “Grants of Plan-Based Awards”, below.

(2)

The FY18 PRUs are based on a three-year performance period. The FY18 PRUs are eligible to be earned if we achieve at least the threshold level of the performance goal for adjusted non-GAAP EPS for fiscal 2018 and at least the threshold level of the performance goals for relative TSR against the Nasdaq 100 index for the two- and three- year periods ending fiscal 2019 and fiscal 2020, respectively. Depending on our achievement of these metrics, 0% to 200% of the target shares are eligible to be earned at the end of fiscal 2020, provided the participant is employed with the Company through the end of fiscal 2020, with certain exceptions. One-half of the eligible shares will be based on the achievement of the adjusted non-GAAP EPS performance goal, one-quarter of the eligible shares will be based on the achievement of the two-year relative TSR performance goal, and the remaining one-quarter of shares will be based on the achievement of the three-year relative TSR performance goal.

The FY17 PRUs were a one-time design award based on a one-year performance period ended fiscal 2018. The FY17 PRUs are eligible to be earned if we achieve at least 50% of the target level non-GAAP operating income performance for fiscal 2018. Depending on our achievement of this metric, 0% to 300% of the target shares were eligible to be earned with the first 250% of the target shares eligible to be earned at the end of fiscal 2018 and any remaining eligible shares (up to 50% for an aggregate of 300%) eligible to be earned at the end of fiscal 2019, provided the participant is employed with the Company through the end of fiscal 2019 with certain exceptions.

The FY16 PRUs are based on a three-year performance period. The FY16 PRUs are eligible to be earned if we achieve at least 70% of the target level non-GAAP EPS performance. Depending on our achievement of this metric, 0% to 133% of the target shares was eligible to be earned at the end of the fiscal 2016, based on, and subject to further adjustment as a result of, the achievement of the TSR goal for our Company as compared to the S&P 500 (the market-related component) in fiscal 2017 and 2018. If any target shares become eligible (the “eligible shares”) to be earned as a result of achievement of the performance-

related component, then 50% to 150% of one-half of the eligible shares may be earned based on the achievement of the TSR goal for the first and second fiscal years and 50% to 150% of the remaining one-half of the eligible shares (plus any eligible shares not earned at the end of the second fiscal year) may be earned based on the achievement of the TSR goal for the first, second and third fiscal years. Consistent with ASC Topic 718, the full grant date fair value for the market-related component, or the TSR adjustment, for the entire three-year performance cycle is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation option pricing model (“Monte Carlo model”) as of the date the PRUs were awarded.

The table below sets forth the grant date fair value (prior to any applicable modifications) determined in accordance with ASC Topic 718 principles for the performance-related components of these awards (i) based upon the probable outcome of the fiscal years 2016, 2017 and 2018 performance-related component as of the grant date, and (ii) based upon achieving the maximum level of performance under the fiscal years 2016, 2017 and 2018 performance-related component as of the grant date. Also set forth below are the grant date fair values pertaining to the market-related component or the TSR adjustment and significant inputs and assumptions used in the Monte Carlo model, determined upon grant in fiscal years 2016, 2017 and 2018, and which are not subject to probable or maximum outcome assumptions.

Name	Fiscal Year	Probable Outcome of Performance Conditions Grant Date Fair Value ($)	Maximum Outcome of Performance Conditions Grant Date Fair Value ($)	Market-Related Component Grant Date Fair Value ($)
Gregory S. Clark	2018	11,657,612	23,315,223	N/A

Nicholas R. Noviello	2018	5,440,200	10,880,401	N/A

Michael D. Fey	2018	10,880,435	21,760,871	N/A

Scott C. Taylor	2018	3,497,277	6,994,553	N/A
	2017	2,866,870	8,600,609	N/A
	2016	1,814,793	2,584,234	1,943,033
Francis C. Rosch	2018	9,326,082	18,652,165	N/A
	2017	3,583,574	10,750,722	N/A
	2016	3,024,672	4,307,081	3,238,407

Grant Date	Fiscal Year	Grant Date Fair Value per Unit ($)	Volatility (%)	Risk-Free Interest Rate (%)
6/9/2017	2018	34.32	23.23	1.47
6/10/2015	2016	27.03	22.55	1.07

We adjusted the performance metrics under our FY17 PRU grants on March 8, 2017. The incremental modification charges were based on the Company’s stock price on the date of the modification ($29.60) multiplied by the incremental expected achievement percentage multiplied by the number of granted units. Volatility and interest rate were not factors.

For Messrs. Clark, Noviello and Fey, fiscal 2018 marked each executive’s first full fiscal year with Symantec following the acquisition of Blue Coat by Symantec in August 2016. The amounts listed for fiscal 2018 for such executives include each executive’s first full-year equity incentive grant by Symantec. The grants listed for such executives in fiscal 2017 do not take into account any grants such executives received in fiscal 2017 by Blue Coat prior to the close of the acquisition.

(3)	No annual bonus under the FY18 Executive Annual Incentive Plan was earned in fiscal 2018 because the minimal threshold performance metrics were not met.

(4)

Represents (a) $199,665 for dividend equivalent payments on stock awards, (b) $7,000 of matching contributions to Mr. Clark’s account under our 401(k) plan, (c) $155,196 related to our provision of car and driver services for Mr. Clark, and (d) $3,075 imputed income charges to Mr. Clark for personal passengers flights on the corporate aircraft.

(5)

Represents the base salary earned by such executive from the closing of the Blue Coat acquisition in August 2016 through the end of fiscal 2017. The fiscal 2017 annual base salary for Messrs. Clark, Noviello, and Fey was $1,000,000, $650,000 and $865,000, respectively. Mr. Fey’s annual base salary, initially set at $800,000 in August 2016, was increased to $865,000 effective February 1, 2017.

(6)

These amounts represent the incremental fair values of modified PRUs that were granted prior to and assumed by us at the closing of the Blue Coat acquisition. Under SEC rules, we are required to disclose in the Stock Awards column the grant date fair value of each equity award computed in accordance with ASC 718. However, no grant date fair value was recorded by Symantec for these awards in accordance with ASC 718 because they were awarded by Blue Coat’s board of directors prior to the closing of the Blue Coat acquisition. As a result, the amounts reported in the Stock Awards column above may understate the compensation awarded to these executive officers for fiscal 2017 because they do not include any grant date fair value for such awards. In March 2017 we adjusted the performance metrics under our FY17 PRU grants to reflect both the impact of the acquisitions of Blue Coat and LifeLock on the fiscal 2017 financial plan and to account for the transformational impact on our business of our cost and complexity reduction initiatives. As a result of these adjustments, incremental fair values of the modified awards are included in the Stock Awards column above and further described in the table below.

	2017 Stock Awards
Name	FY17 PRU Modification Charge ($)	2017 Total (Without PRU Modification Charges) ($)
Gregory S. Clark	4,269,815	-
Michael D. Fey	2,856,660	-
Nicholas R. Noviello	1,077,917	-

(7)	Represents the executive officer’s annual bonus under the FY17 Executive Annual Incentive Plan, which was earned in fiscal 2017 and paid in fiscal 2018.

(8)

Represents (a) $250,000 in bonus payment earned by Mr. Clark prior to the closing of the Blue Coat acquisition under Blue Coat’s Fiscal 2017 Bonus Plan, but paid by Symantec in October 2016, (b) $75,000 for reimbursement of Mr. Clark’s attorney’s fees in connection with the negotiation of his employment agreement with us, (c) $32,515 for dividend equivalent payments on stock awards, (d) $17,422 related to our provision of car and driver services for Mr. Clark and (e) $5,000 of matching contributions to Mr. Clark’s account under our 401(k) plan.

(9)

Represents (a) $34,685 for dividend equivalent payments on stock awards, (b) $6,271 of matching contributions to Mr. Noviello’s account under our 401(k) plan, (c) $5,000 for reimbursement for tax services, (d) $930 in contributions to Mr. Noviello’s Company-sponsored long-term disability insurance and (e) $720 in Company wellness credit.

(10)

Represents (a) $162,500 in bonus payment earned by Mr. Noviello prior to the closing of the Blue Coat acquisition under Blue Coat’s Fiscal 2017 Bonus Plan, but paid by Symantec in October 2016, (b) $5,417 of matching contributions to Mr. Noviello’s account under our 401(k) plan and (c) $4,823 for dividend equivalent payments on stock awards.

(11)

Represents (a) $24,817 for dividend equivalent payments on stock awards, (b) $6,000 of matching contributions to Mr. Fey’s account under our 401(k) plan, (c) $6,000 for reimbursement for tax services, (d) $4,085 for coverage of expenses related to attendance at the fiscal 2018 sales achiever’s trip, and (d) $930 in contributions to Mr. Fey’s Company-sponsored long-term disability insurance.

(12)

Represents (a) $125,000 in bonus payment earned by Mr. Fey prior to the closing of the Blue Coat acquisition under Blue Coat’s Fiscal 2017 Bonus Plan, but paid by Symantec in October 2016 and (b) $6,000 of matching contributions to Mr. Fey’s account under our 401(k) plan.

(13)

Represents (a) $614,283 for dividend equivalent payments on stock awards, (b) $4,625 of matching contributions to Mr. Taylor’s account under our 401(k) plan, (c) $1,950 for reimbursement for tax services, and (d) $930 in contributions to Mr. Taylor’s Company-sponsored long-term disability insurance.

(14)	Represents an additional bonus paid to Mr. Taylor in connection with his service as a member of the Office of the President during the CEO transition process announced in April 2016.

(15)

Represents (a) $354,812 for dividend equivalent payments on stock awards, (b) $5,125 of matching contributions to Mr. Taylor’s account under our 401(k) plan, and (c) $3,525 for reimbursement for tax services.

(16)	Represents the executive officer’s annual bonus under the Executive Annual Incentive Plans for fiscal 2016, which was earned in fiscal 2016 and paid in fiscal 2017.

(17)

Represents (a) $60,816 for dividend equivalent payments on stock awards, (b) $15,834 for reimbursement for tax services, (c) $6,188 of matching contributions to Mr. Taylor’s account under our 401(k) plan, (d) $2,335 in contributions to Mr. Taylor’s Company-sponsored life insurance policy and (e) $855 in contributions to Mr. Taylor’s Company-sponsored long-term disability insurance.

(18)

Represents (a) $722,048 for dividend equivalent payments on stock awards, (b) $6,000 of matching contributions to Mr. Rosch’s account under our 401(k) plan, (c) $4,415 for reimbursement for tax services, (d) $22,386 for coverage of expenses related to attendance at the fiscal 2018 sales achiever’s trip, and (e) $210 in contributions to Mr. Rosch’s Company-sponsored long-term disability insurance.

(19)	Mr. Rosch’s base annual salary increased from $525,000 to $700,000 during fiscal 2017 to compensate him for his expanded role and responsibilities following the LifeLock acquisition.

(20)

Represents (a) $440,020 for dividend equivalent payments on stock awards, (b) $8,063 of matching contributions to Mr. Rosch’s account under our 401(k) plan, (c) $7,907 for coverage of expenses related to attendance at the fiscal 2016 sales achiever’s trip, and (d) $5,975 for reimbursement for tax and services.

(21)

Represents (a) $55,763 for dividend equivalent payments on stock awards, (b) $23,853 for coverage of expenses related to attendance at the fiscal 2015 sales achiever’s trip and paid in fiscal 2016, (c) $6,638 of matching contributions to Mr. Rosch’s account under our 401(k) plan, (d) $6,211 for spousal medical benefits, (e) $2,955 for reimbursement for tax services and (f) $1,914 in contributions to Mr. Rosch’s Company-sponsored life insurance policy.

The following table shows for the fiscal year ended March 30, 2018 certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2018

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Clark, Gregory S.	6/9/17	750,000	1,500,000	3,000,000	169,837	339,674	679,348	145,575	-	-	15,982,645
Noviello, Nicholas R.	6/9/17	113,750	650,000	1,820,000	79,257	158,514	317,028	67,935	-	-	7,458,549
Fey, Michael D.	6/9/17	227,063	1,297,500	3,633,000	158,515	317,029	634,058	135,870	-	-	14,917,133
Taylor, Scott C	6/9/17	105,000	600,000	1,680,000	50,951	101,902	203,804	43,672	-	-	4,794,772
Rosch, Francis C.	6/9/17	122,500	700,000	1,960,000	135,870	271,739	543,478	116,460	-	-	12,786,109

(1)

Represents threshold, target and maximum payouts with respect to each applicable metric under the FY18 Executive Annual Incentive Plan. For a summary of the terms of the FY18 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” beginning on page 76.

(2)

The amounts shown in these rows reflect the threshold, target, and maximum potential eligible shares to be earned for the PRUs awarded during fiscal 2018 and as further described in the CD&A section beginning on page 72. These FY18 PRUs are eligible to be earned at the end of fiscal 2020 and are based on the achievement of performance goals for adjusted non-GAAP EPS for the one-year performance period ended March 30, 2018 and the relative TSR ranking for our Company as compared to the Nasdaq 100 index for the two- and three- year performance periods ending March 29, 2019 and April 3, 2020, respectively.

(3)	These RSUs vest as to 30% on June 1, 2018, 30% on June 1, 2019, and 40% on June 1, 2020.

(4)

The aggregate grant date fair value of the equity incentive plan awards is calculated by multiplying the target number of shares by the PRU grant date fair value on June 9, 2017, which was $34.32. For additional details on the grant date fair value of the PRUs, see footnotes 1 and 2 to the Summary Compensation Table above. The aggregate grant date fair value of Other Stock Awards is the number of shares multiplied by the RSU grant date fair value on June 9, 2017, which was $29.71.

For a summary of the terms of the FY18 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” above. Details of acceleration of the equity awards described are disclosed under “Compensation Discussion & Analysis (CD&A) — Health and Welfare Benefits; Perquisites — Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change-in-Control” below.

The following table shows for the fiscal year ended March 30, 2018, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2018

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested (1) ($)
Gregory S. Clark	6/9/2017						145,575	(2)	3,763,114	425,441	(3)	10,997,650
	(4)						288,499	(5)	7,457,699	2,579,198	(6)	66,672,268
	(4	) (7)	2,860,006	805,265	6.73	9/9/2025

Nicholas R. Noviello	6/9/2017						67,935	(8)	1,756,120	198,538	(3)	5,132,207
	(4)						88,908	(9)	2,298,272	651,119	(6)	16,831,426
	(4	) (10)	875,570	231,613	8.35	1/27/2026

Michael D. Fey	6/9/2017						135,870	(11)	3,512,240	397,078	(3)	10,264,466
	(4)						193,017	(12)	4,989,489	1,725,576	(6)	44,606,140
	(4	) (13)	758,807	542,006	6.73	9/9/2025

Scott C. Taylor	6/9/2017						43,672	(14)	1,128,921	127,632	(3)	3,299,287
	6/10/2016						49,714	(15)	1,285,107	444,447	(6)	11,488,955
	6/10/2015						19,167	(16)	495,467	76,515	(17)	1,977,913
	6/10/2014						9,297	(18)	240,327

Francis C. Rosch	6/9/2017						116,460	(19)	3,010,491	340,353	(3)	8,798,125
	6/10/2016						15,091	(20)	390,102	517,857	(6)	13,386,603
	6/10/2015						31,946	(21)	825,804	127,526	(17)	3,296,547
	6/10/2014						9,297	(22)	240,327

(1)

The market value of the equity awards that have not vested is calculated by multiplying the number of units of stock that have not vested by the closing price of our common stock on March 29, 2018, which was $25.85.

(2)	Of the 145,575 shares underlying this award, 43,673 shares vested on June 1, 2018, 43,672 shares vest on June 1, 2019 and 58,230 shares vest on June 1, 2020.

(3)

These FY18 PRUs are eligible to be earned at the end of fiscal 2020 and are based on the achievement of performance goals for adjusted non-GAAP EPS for the one-year performance period ended March 30, 2018 and the relative TSR ranking for our Company as compared to the Nasdaq 100 index for the two- and three- year performance periods ending March 29, 2019 and April 3, 2020, respectively. The number of shares and the payout value set forth above reflect the target potential payout which represents 125.25% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.

(4)

Represents an equity award previously granted by Blue Coat and assumed by Symantec upon the closing of the Blue Coat acquisition. Upon assumption, by their terms, these awards converted into the right to receive shares of our common stock, subject to applicable service or performance-based vesting conditions.

(5)	Of the remaining 288,499 shares underlying this award, 123,642 shares vested on August 1, 2018 and 164,857 shares vest on August 1, 2019.

(6)

These FY17 PRUs were eligible to vest at the end of fiscal 2018 based on, and subject to further adjustment as a result of, the achievement of non-GAAP operating income for fiscal 2018. The number of shares and the payout value set forth above reflect the target potential payout which represents 268.20% of the target number of PRUs. Any achievement above 250% of target will be paid at the end of fiscal 2019, subject to certain restrictions. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.

(7)	Of the remaining 805,265 unvested shares underlying this option, 161,053 shares vested monthly on the first of each month through August 1, 2018.

(8)	Of the 67,935 shares underlying this award, 20,381 shares vested on June 1, 2018, 20,380 shares vest on June 1, 2019 and 27,174 shares vest on June 1, 2020.

(9)	Of the remaining 88,908 shares underlying these awards, 16,076 shares vested on June 1, 2018, 31,214 shares vest on August 1, 2018 and 41,618 shares vest on August 1, 2019.

(10)	Of the remaining 231,613 unvested shares underlying this option, approximately 46,323 shares vested monthly on the first of each month through August 1, 2018.

(11)	Of the 135,870 shares underlying this award, 40,761 shares vested on June 1, 2018, 40,761 shares vest on June 1, 2019 and 54,348 shares vest on June 1, 2020.

(12)	Of the remaining 193,017 shares underlying this award, 82,722 shares vested on August 1, 2018 and 110,295 shares vest on August 1, 2019.

(13)	Of the remaining 542,006 unvested shares underlying this option, 108,401 shares vested monthly on the first of each month through August 1, 2018.

(14)	Of the 43,672 shares underlying this award, 13,102 shares vested on June 1, 2018, 13,102 shares vest on June 1, 2019 and 17,468 shares vest on June 1, 2020.

(15)	Of the remaining 49,714 shares underlying this award, 21,306 shares vested on June 1, 2018 and 28,408 shares vest on June 1, 2019.

(16)	The remaining 19,167 shares underlying this award vested on June 1, 2018.

(17)

These FY16 PRUs were eligible to vest at the end of fiscal 2018 based on, and subject to further adjustment as a result of, the achievement of the TSR ranking for our Company as compared to the S&P 500 for the 3-year performance period ended March 30, 2018. The number of shares and the payout value set forth above reflect the maximum potential payout and represents 106.45% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the settlement thereof.

(18)	The remaining 9,297 shares underlying this award vested on June 1, 2018.

(19)	Of the 116,460 shares underlying this award, 34,938 shares vested on June 1, 2018, 34,938 shares vest on June 1, 2019 and 46,584 shares vest on June 1, 2020.

(20)	The remaining 15,091 shares underlying this award vested on June 1, 2019.

(21)	The remaining 31,946 shares underlying this award vested on June 1, 2018.

(22)	The remaining 9,297 shares underlying this award vested on June 1, 2018.

The following table shows for the fiscal year ended March 30, 2018, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2018

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (1) (#)	Value Realized on Vesting ($)
Gregory S. Clark	200,000	4,654,261	2,961,345	78,299,177
Michael D. Fey	1,300,812	28,761,644	1,691,202	44,159,307
Nicholas R. Noviello	375,000	7,887,155	702,455	18,524,813
Scott C. Taylor	-	-	622,938	14,525,191
Francis C. Rosch	68,000	1,058,907	706,604	18,494,345

(1)	The number of shares and value realized for stock awards set forth above reflect RSU awards vested and released in fiscal 2018 and PRUs vested in fiscal 2018 and released in fiscal 2019.

Non-Qualified Deferred Compensation in Fiscal 2018

The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended March 30, 2018.

	Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Gregory S. Clark	-	-	-	-	-
Michael D. Fey	-	-	-	-	-
Nicholas R. Noviello	65,000	-	3,867	-	85,322
Scott C. Taylor	210,000	-	5,101	-	260,481
Francis C. Rosch	70,000	-	7,377	-	134,121

In fiscal 2018, certain management employees on our U.S. payroll with a base salary of $180,000 or greater, including each of the named executive officers, were eligible to participate in the Symantec Corporation Deferred Compensation Plan. Prior to January 1, 2017, the plan provided the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year. Variable pay included annual incentive plan and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. Prior to January 1, 2017, the measurement funds available under the plan were substantially identical to the investment funds available under our 401(k) plan. Each participant may change their measurement fund selections on a daily basis. The plan requires that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement is met, accumulated benefits in the accounts established prior to 2017 will be distributed according to the participant’s designated payment election.

Beginning January 1, 2017, the investment options within the Deferred Compensation Plan were expanded to include additional asset classes. Participants are still able to defer up to 75% of salary and 100% of annual incentive payments, but are now able to defer up to 100% of sales commissions as a separate election. Additionally, participants have the opportunity to elect each year whether to receive that year’s deferrals upon a specified date or upon termination of employment, and the form of payment elected will be honored regardless of a participant’s length of service.

Beginning January 1, 2018, upon first entering the Deferred Compensation Plan, a participant has the option to make a one-time election, which will apply to all future account balances to determine how they will be paid in the event of a change in control. By making the one-time election a participant will receive all remaining account balances in a lump sum in the month following the month of termination, if termination occurs within two (2) years following a change in control. If a participant’s employment ended before the change in control, any remaining balances will be distributed in a lump sum within 90 days of the change in control.

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec. For information regarding potential payouts upon termination under the Deferred Compensation Plan, in which certain of our executive officers participate, see “Non-Qualified Deferred Compensation in Fiscal 2018” above.

Symantec Executive Retention Plan

In January 2001, the Board approved the Symantec Executive Retention Plan, to deal with employment termination resulting from a change in control of the Company. The plan was modified by the Board in July 2002, April 2006, June 2007, April 2012, February 2016 and January 2018. Under the terms of the plan, all equity compensation awards (including, among others, stock options, RSUs and PRUs) granted by the Company to the Company’s Section 16(b) officers (including our named executive officers) would become fully vested (at target or to the extent of achievement for PRUs) and, if applicable, exercisable following a change in control of the Company (as defined in the plan) after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control. In the case of PRUs granted prior to fiscal 2017, PRUs will vest at target if the change in control occurs prior to the first performance period, will vest as to eligible shares if the change in control occurs following the first performance period but before achievement is determined with respect to the second performance period, and will vest as to the sum of the eligible shares determined to be earned for the second performance period plus 50% of the eligible shares if the change in control occurs following the second performance period but before achievement is determined with respect to the third performance period. In the case of the PRUs granted in fiscal 2017, PRUs vest at target if the change in control occurs prior to the end of the performance period and will vest as to actual earned shares if the change in control occurs following the performance period but before the end of the additional vesting period. Additionally, in accordance with the terms of the PRU award agreement, in the case that an executive’s employment with the Company terminates by reason of the executive’s death, total and permanent disability or an involuntary termination by the Company other than for cause (as defined in the award agreement) after the end of the first year of the performance period but prior to the end of the performance period, then the executive will be entitled to payment of a prorated number of PRUs based on the number of months in the performance period during with the executive was employed by the Company, provided that the Company’s performance met at least the threshold level of the applicable performance metric during the first year of the performance period.

The plan also provides for the payment of a cash severance benefit for our named executive officers equal to one times such officer’s base salary and target payout under the Executive Annual Incentive Plan applicable to such named executive officer in the circumstances described above (i.e., following a change in control of the Company after which the officer’s employment is terminated without cause or constructively terminated by the acquirer within 12 months after the change in control.)

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

Gregory S. Clark

The following table summarizes the value of the payouts to Mr. Clark pursuant to the Symantec Executive Retention Plan, the Symantec Executive Severance Plan and Mr. Clark’s employment agreement, assuming a qualifying termination as of March 30, 2018 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $25.85 on March 29, 2018 minus the exercise price):

	Severance Pay ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	2,020,031	15,396,667	-	69,655,393

Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	2,000,000	15,396,667	7,457,699	33,639,742

Termination Without Cause	2,020,031	15,396,667	-	69,655,393

Termination Due to Death or Disability	-	15,396,667	-	69,655,393

Nicholas R. Noviello

The following table summarizes the value of the payouts to Mr. Noviello pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 30, 2018 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $25.85 on March 29, 2018 minus the exercise price):

	Severance Pay ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	1,156,538	4,053,228	415,565	17,584,534

Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	1,300,000	4,053,228	4,054,392	10,373,295

Termination Without Cause	1,156,538	4,053,228	4,054,392	17,584,534

Termination Due to Death or Disability	-	4,053,228	415,565	17,584,534

Michael D. Fey

The following table summarizes the value of the payouts to Mr. Fey pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 30, 2018 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $25.85 on March 29, 2018 minus the exercise price):

	Severance Pay ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	1,857,163	10,363,155	-	46,601,976

Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	2,162,500	10,363,155	8,501,729	24,826,883

Termination Without Cause	1,857,163	10,363,155	8,501,729	46,601,976

Termination Due to Death or Disability	-	10,363,155	-	46,601,976

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 30, 2018 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $25.85 on March 29, 2018):

	Severance Pay ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	1,069,038	-	-	14,266,151

Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	1,200,000	-	3,149,823	8,426,468

Termination Without Cause	1,069,038	-	3,149,823	14,266,151

Termination Due to Death or Disability	-	-	-	14,266,151

Former Officer:

Francis C. Rosch

Mr. Rosch served as our Executive Vice President, Consumer Digital Safety through June 28, 2018. Mr. Rosch left the Company voluntarily and accordingly was not entitled to and did not receive any payouts under the Symantec Executive Retention Plan or the Symantec Executive Severance Plan.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the ratio of the annual total compensation of Mr. Clark, our CEO, to the median of the annual total compensation of our employees. We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

Symantec is a global cybersecurity company and operates in 46 countries. As of the end of fiscal 2018, March 30, 2018, we employed 11,830 employees globally. Of our total workforce, approximately 48% was based in the United States and 52% was based outside of the United States as of the end of fiscal 2018. Our compensation programs and reward offerings are designed to reflect local market practices across our global operations.

Pay Ratio:

•	Mr. Clark’s fiscal 2018 annual total compensation was $17,347,581, as reported in the “Total” column of the “2018 Summary Compensation Table” in this report.

•	The fiscal 2018 annual total compensation of our median employee (other than our CEO) was $102,869.

•	Based on this information, the pay ratio of the annual total compensation our CEO to the median of the annual total compensation of our employees is 168.6 to 1.

Identification of the Median Employee:

For purposes of identifying our median employee, we used our global employee population as of March 30, 2018, identified based on our global human resources system of record, inclusive of all regular employees employed by the company as of that date. We used total direct compensation as our consistently applied compensation measure. In this context, total direct compensation is the sum of the annualized value of base salary, the annual incentive target amount or annual commission target amount in effect as of March 30, 2018, and the grant date fair value of all equity awards granted during fiscal 2018. Part-time employees’ compensation reflects their part-time pay rate. Cash compensation figures were converted from local currency to U.S. dollars using the exchange rate the Company used for 2018 internal budgeting purposes. Symantec did not utilize the de minimis exemption to eliminate countries representing no more than 5% of our global population in the aggregate as allowed by SEC rules.

Director Compensation

The following table provides information for fiscal year 2018 compensation for all of our non-employee directors:

Fiscal 2018 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)(2)	Stock Awards ($) (3)(4)		Total ($)
Frank E. Dangeard	85,024	274,976		360,000
Peter A. Feld (5)	0	0		0
Dale L. Fuller (5)	0	0		0
Kenneth Y. Hao	40	324,960	(6)	325,000
David W. Humphrey	40	324,960	(6)	325,000
Geraldine B. Laybourne	80,024	274,976		355,000
David L. Mahoney	105,024	274,976		380,000
Robert S. Miller	35,040	324,960	(6)	360,000
Anita M. Sands	20,040	324,960	(6)	345,000
Daniel H. Schulman	195,024	274,976		470,000
V. Paul Unruh	95,024	274,976		370,000
Suzanne M. Vautrinot	70,024	274,976		345,000

(1)

Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Nominating and Governance Committee) or $25,000 (Audit Committee and Compensation Committee). The Lead Independent Director/Independent Chairman receives an annual fee of $100,000.

(2)	Includes payments for fractional share(s) from stock awards granted to each non-employee director.

(3)

Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for awards granted during fiscal 2018.

(4)

Each non-employee director, other than Messrs. Feld and Fuller, was granted 8,593 RSUs on May 15, 2017, with a per-share fair value of $32.00 and an aggregate grant date fair value of $274,976. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(5)	Messrs. Feld and Fuller joined our Board of Directors on September 16, 2018 and did not receive any compensation in fiscal 2018.

(6)

In lieu of cash, Messrs. Hao, Humphrey and Miller and Ms. Sands each received 100% of his or her respective annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, each was granted 1,562 shares at a per share fair value of $32.00 and an aggregate grant date fair value of $49,984. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

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

Director Stock Ownership Guidelines: Effective fiscal 2017, the Compensation Committee instituted the following stock ownership guidelines for our non-employee directors to better align our directors’ interests with those of our stockholders:

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

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” on page 116 of this Annual Report on Form 10-K.

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for fiscal 2018 as follows:

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

Annual Equity Awards. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock under the 2013 Plan, having a fair market value on the grant date equal to a pre-determined dollar value, which was $275,000 for fiscal 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of October 10, 2018 with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board and nominee, (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing on page 103 of this Annual Report on Form 10-K and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 638,538,278 shares of Symantec common stock outstanding as of October 10, 2018 (excluding shares held in treasury). Shares of common stock subject to stock options and restricted stock units vesting on or before December 9, 2018 (within 60 days of October 10, 2018) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Symantec Corporation, 350 Ellis Street, Mountain View, California 94043.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
T. Rowe Price Associates, Inc. (1)	78,822,026	12.3%
Vanguard Group Inc. (2)	63,359,516	9.9%
Capital World Investors (3)	43,353,589	6.8%
BlackRock, Inc. (4)	40,184,068	6.3%
Starboard Value LP (5)	36,000,796	5.6%

Directors and Executive Officers

Gregory S. Clark (6)	6,566,782	1.0%
Michael D. Fey (7)	2,308,211	*
Nicholas R. Noviello (8)	1,471,135	*
Scott C. Taylor	350,364	*
David L. Mahoney (9)	187,299	*
Amy L. Cappellanti-Wolf	178,361	*
Daniel H. Schulman (10)	156,865	*
Robert S. Miller	141,097	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Geraldine B. Laybourne	131,614	*
Samir Kapuria (11)	105,116	*
Frank E. Dangeard	104,050	*
V. Paul Unruh	87,587	*
Francis C. Rosch** (12)	83,268	*
Anita M. Sands	49,706	*
Kenneth Y. Hao (13)	43,899	*
Suzanne M. Vautrinot	36,145	*
David W. Humphrey	33,190	*
Dale E. Fuller	14,200	*
Peter A. Feld (14)	-	-
All current Symantec executive officers and directors as a group (18 persons) (15)	11,965,621	1.9%

*	Less than 1%.

**	Former officer.

(1)

Based solely on a Schedule 13G/A filing made by T. Rowe Price Associates on February 14, 2018, reporting sole voting and dispositive power over the shares. This stockholder’s address is 100 E. Pratt Street, Baltimore, MD 21202.

(2)

Based solely on a Schedule 13G/A filing made by The Vanguard Group on February 9, 2018, reporting sole voting and dispositive power over the shares. This stockholder’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(3)

Based solely on a Schedule 13G/A filing made by Capital World Investors on September 10, 2018, reporting sole voting and dispositive power over the shares. This stockholder’s address is 333 South Hope Street, Los Angeles, CA 90071.

(4)

Based solely on a Schedule 13G/A filing made by the BlackRock, Inc. on February 8, 2018, reporting sole voting and dispositive power over the shares. This stockholder’s address is 55 East 52nd Street, New York, NY 10055.

(5)

Based solely on a Schedule 13D filing made by Starboard Value LP on September 18, 2018, reporting sole voting and dispositive power over the shares. This stockholder’s address is 777 Third Avenue, 18th Floor, New York, New York 10017. Mr. Feld is a Managing Member of Starboard Value LP and may be deemed to share voting and dispositive power over these shares.

(6)

Includes 1,122,938 shares held by the TR UA 01/29/2016 Gregory S. Clark Living Trust for which Mr. Clark exercises voting and dispositive power and 3,665,271 shares subject to options that will be exercisable as of December 9, 2018.

(7)	Includes 1,300,813 shares subject to options that will be exercisable as of December 9, 2018.

(8)	Includes 1,107,183 shares subject to options that will be exercisable as of December 9, 2018.

(9)	Includes 2,835 shares held by the Winnifred C. Ellis & David L Mahoney TR UA 06/25/1998 Trust for which Mr. Mahoney exercises voting and dispositive power.

(10)	Includes 135,952 shares held by the DHS 2017 Annuity Trust Agreement II for which Mr. Schulman exercises voting and dispositive power.

(11)	Includes 3,633 shares issuable upon the settlement of RSUs as of December 9, 2018.

(12)	Beneficial ownership data is current through Mr. Rosch’s departure date of June 28, 2018 and excludes 325,401 shares issued on the settlement of PRUs as of December 9, 2018.

(13)

These securities are held by Mr. Hao for the benefit of Silver Lake Technology Management LLC, certain of its affiliates and certain of the funds they manage (“Silver Lake”) and pursuant to Mr. Hao’s arrangement with Silver Lake, upon the sale of these securities, the proceeds are expected to be remitted to Silver Lake.

(14)	Excludes 36,000,796 shares of common stock beneficially owned by Starboard Value LP and its affiliates, which includes 11,499,000 shares underlying certain forward purchase contracts.

(15)	Includes 6,073,267 shares subject to options that will be exercisable as of December 9, 2018 and 3,633 shares issuable upon the settlement of RSUs as of December 9, 2018.

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of March 30, 2018:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		-	82,997,034	(1)
Equity compensation plans not approved by security holders	-	(2)	-	-
Total	-		-	82,997,034

(1)

Represents 47,683 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 35,773,529 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan, 22,019,375 shares issuable upon settlement of RSUs and PRUs (at 100% of target), and 25,156,447 shares issuable for future grant under our 2013 Plan as of March 30, 2018. Excludes 14,125,654 shares issuable upon settlement of RSUs and PRUs (at target) that were assumed in connection with various acquisitions. Note, this does not include shares granted after March 30, 2018 and excludes the proposed increase of 12,000,000 shares under the 2013 Plan.

(2)

Excludes outstanding options to acquire 13,605,035 shares as of March 30, 2018 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $8.53 as of March 30, 2018. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plan themselves, and therefore, no further options may be granted under these acquired-company plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Person Transactions Policy and Procedure

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

As of March 30, 2018, $1.75 billion in aggregate principal amount of the Notes was outstanding. During fiscal 2018, we paid an aggregate of $37.5 million in interest on the Notes.

Symantec also entered into a Registration Rights Agreement pursuant to which holders of the Notes have certain registration rights with respect to the Notes and the shares of our common stock issuable upon conversion of the Notes.

Reinvestment Agreements with our Executive Officers

On June 12, 2016, we entered into reinvestment agreements with Mr. Clark and GSC-OZ Investment LLC, an entity controlled by Mr. Clark, pursuant to which the parties agreed to purchase, in the aggregate, 2,329,520 shares our common stock for an aggregate purchase price of $40,300,696. On August 1, 2016, we issued and sold these shares to Mr. Clark and GSC-OZ Investment LLC. The agreements provide that, in the aggregate, 207,907 of such shares will vest monthly until October 30, 2019, subject to Mr. Clark’s continued service to the Company, and that all of the shares are subject to transfer restrictions. These transfer restrictions were lifted on August 1, 2017 when our common stock achieved the specified volume weighted average trading price over a defined period as set forth in the agreements.

On June 12, 2016, we entered into a reinvestment agreement with each of Mr. Fey and Mr. Noviello pursuant to which each of Mr. Fey and Mr. Noviello agreed not to transfer certain shares of common stock to be issued upon exercise of options held by Mr. Fey and Mr. Noviello. On August 1, 2017 these shares were released from transfer restrictions when our common stock achieved the specified volume weighted average trading price over a defined period as set forth in the agreements.

Transactions with Starboard Value LP

In September 2018, the Company entered into the Starboard Agreement with Starboard, an affiliate of Mr. Feld. For more about the Starboard Agreement, see “Item 10–Directors, Executive Officers and Corporate Governance.”

Aircraft Lease Agreement

On November 9, 2017, the Company and Mr. Clark entered into an Aircraft Lease Agreement (the “Aircraft Lease Agreement”) for the occasional lease by the Company of an aircraft owned by Mr. Clark. Under the Aircraft Lease Agreement, the Company will reimburse Mr. Clark for business travel on his aircraft at a rate of $2,500 per flight hour plus additional operating costs. The Nominating and Governance Committee of our Board of Directors approved the Aircraft Lease Agreement after completing a competitive analysis of comparable chartered aircraft rates, which showed that the reimbursement rate is at or below market rates for the charter of similar aircraft. The Nominating and Governance Committee during fiscal 2018 also adopted a Company-wide Aircraft Usage Policy, which governs the approved business usage of corporate aircraft, including Mr. Clark’s, and set an annual cap on the amount of expenses to be incurred by the Company under the policy at two million dollars. During fiscal 2018, we incurred approximately $1,322,200 in fees for the aircraft owned by Mr. Clark. Please see “Executive Compensation and Related Information — Summary Compensation Table” on page 109 for more information.

Familial Relationships

From time to time, the Company or its subsidiaries may have employees who are related to our executive officers or directors. The step-daughter of Anita M. Sands, one of our directors, began employment with the Company in a customer service role during fiscal 2019. Because her employment did not begin until fiscal 2019, she did not earn any compensation in fiscal 2018. The Nominating and Governance Committee of the Board reviewed and approved her employment and determined that her employment with the Company would not present a conflict of interest under the Company’s Related-Person Transaction Policy.

Board Independence

It is the policy of the Board and Nasdaq rules require that listed companies have a board of directors with at least a majority of independent directors, as defined under Nasdaq’s Marketplace Rules. Currently, each member of our Board, other than our Chief Executive Officer, Gregory S. Clark, is an independent director, and all standing committees of the Board are composed entirely of independent directors. The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and our Company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following current directors and director nominees are independent: Frank E. Dangeard, Peter A. Feld, Dale L. Fuller, Kenneth Y. Hao, David W. Humphrey, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller, Anita M. Sands, Daniel H. Schulman, V. Paul Unruh and Suzanne M. Vautrinot.

Item 14. Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm, KPMG. These services and fees are also reviewed with the Audit Committee annually. In accordance with standard policy, KPMG periodically rotates the individuals who are responsible for our audit. Our Audit Committee has determined that the providing of certain non-audit services, as described below, is compatible with maintaining the independence of KPMG.

In addition to performing the audit of our consolidated financial statements, KPMG provided various other services during fiscal years 2018 and 2017. Our Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for fiscal years 2018 and 2017 for each of the following categories of services are as follows:

Fees Billed to Symantec	2018	2017
Audit fees (1)	$11,370,525	$9,985,434
Audit related fees (2)	753,689	2,215,628
Tax fees (3)	469,449	248,467
All other fees (4)	311,000	-

Total fees	$12,904,663	$12,449,529

The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Exchange Act, and these categories include in particular the following components:

(1)

“Audit fees” include fees for audit services principally related to the year-end examination and the quarterly reviews of our consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, audit services performed in connection with our acquisitions and divestitures and statutory audit fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

1. Financial Statements

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

Mountain View, California 94043

(650) 527-8000

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Symantec Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 30, 2018 and March 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2018 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2018 and March 31, 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A.b. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  KPMG LLP

We have served as the Company’s auditor since 2002.

Santa Clara, California

October 26, 2018

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except par value per share amounts)

	March 30, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,774	$4,247
Short-term investments	388	9
Accounts receivable, net	809	649
Other current assets	522	419

Total current assets	3,493	5,324
Property and equipment, net	778	937
Intangible assets, net	2,643	3,004
Goodwill	8,319	8,627
Other long-term assets	526	282

Total assets	$15,759	$18,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168	$180
Accrued compensation and benefits	262	272
Current portion of long-term debt	-	1,310
Deferred revenue	2,368	2,353
Other current liabilities	372	507

Total current liabilities	3,170	4,622
Long-term debt	5,026	6,876
Long-term deferred revenue	735	434
Deferred income tax liabilities	592	2,401
Long-term income taxes payable	1,126	251
Other long-term liabilities	87	103

Total liabilities	10,736	14,687
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	-	-
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 624 and 608 shares issued and outstanding as of March 30, 2018 and March 31, 2017, respectively	4,691	4,236
Accumulated other comprehensive income	4	12
Retained earnings (accumulated deficit)	328	(761)

Total stockholders’ equity	5,023	3,487

Total liabilities and stockholders’ equity	$15,759	$18,174

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Year Ended
	March 30, 2018	March 31, 2017	April 1, 2016
Net revenues	$4,834	$4,019	$3,600
Cost of revenues	1,032	853	615

Gross profit	3,802	3,166	2,985
Operating expenses:
Sales and marketing	1,593	1,459	1,292
Research and development	956	823	748
General and administrative	574	564	295
Amortization of intangible assets	220	147	57
Restructuring, transition and other costs	410	273	136

Total operating expenses	3,753	3,266	2,528

Operating income (loss)	49	(100)	457
Interest expense	(256)	(208)	(75)
Gain on divestiture	653	-	-
Other income (expense), net	(9)	46	10

Income (loss) from continuing operations before income taxes	437	(262)	392
Income tax expense (benefit)	(690)	(26)	1,213

Income (loss) from continuing operations	1,127	(236)	(821)
Income from discontinued operations, net of income taxes	11	130	3,309

Net income (loss)	$1,138	$(106)	$2,488

Income (loss) per share — basic:
Continuing operations	$1.83	$(0.38)	$(1.23)
Discontinued operations	$0.02	$0.21	$4.94
Net income (loss) per share — basic	$1.85	$(0.17)	$3.71
Income (loss) per share — diluted:
Continuing operations	$1.69	$(0.38)	$(1.23)
Discontinued operations	$0.02	$0.21	$4.94
Net income (loss) per share — diluted(1)	$1.70	$(0.17)	$3.71
Weighted-average shares outstanding:
Basic	616	618	670
Diluted	668	618	670

(1)	Net income (loss) per share amounts may not add due to rounding.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	March 30, 2018	March 31, 2017	April 1, 2016
Net income (loss)	$1,138	$(106)	$2,488
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(4)	(8)	(6)
Reclassification adjustments for net loss	5	-	1

Net foreign currency translation adjustments	1	(8)	(5)
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	(5)	(2)	4
Reclassification adjustments for realized net gain	(4)	-	-

Net unrealized gain (loss) on available-for-sale securities	(9)	(2)	4

Other comprehensive loss, net of taxes	(8)	(10)	(1)

Comprehensive income (loss)	$1,130	$(116)	$2,487

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 3, 2015	684	$6,101	$104	$(270)	$5,935
Net income	-	-	-	2,488	2,488
Other comprehensive loss	-	-	(1)	-	(1)
Common stock issued under employee stock incentive plans	15	65	-	-	65
Shares withheld for taxes related to vesting of restricted stock units	(3)	(68)	-	-	(68)
Repurchases of common stock	(84)	(1,868)	-	-	(1,868)
Sale of Veritas	-	-	(81)	-	(81)
Cash dividends declared ($4.60 per share of common stock) and dividend equivalents accrued	-	(212)	-	(2,873)	(3,085)
Equity component of convertible notes issued	-	29	-	-	29
Stock-based compensation	-	245	-	-	245
Income tax benefit from employee stock incentive plans	-	17	-	-	17

Balance as of April 1, 2016	612	4,309	22	(655)	3,676
Net loss	-	-	-	(106)	(106)
Other comprehensive loss	-	-	(10)	-	(10)
Common stock issued under employee stock incentive plans	17	95	-	-	95
Shares withheld for taxes related to vesting of restricted stock units	(3)	(65)	-	-	(65)
Common stock issued in connection with acquisitions	3	38	-	-	38
Equity awards assumed in acquisitions	-	112	-	-	112
Repurchases of common stock	(21)	(500)	-	-	(500)
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	-	(191)	-	-	(191)
Equity component of convertible notes issued	-	12	-	-	12
Stock-based compensation	-	410	-	-	410
Income tax benefit from employee stock incentive plans	-	11	-	-	11
Other	-	5	-	-	5

Balance as of March 31, 2017	608	4,236	12	(761)	3,487
Net income	-	-	-	1,138	1,138
Other comprehensive loss	-	-	(8)	-	(8)
Common stock issued under employee stock incentive plans	22	121	-	-	121
Shares withheld for taxes related to vesting of restricted stock units	(4)	(107)	-	-	(107)
Equity awards assumed in acquisitions	-	1	-	-	1
Repurchases of common stock	(2)	-	-	-	-
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	-	(144)	-	(49)	(193)
Stock-based compensation	-	584	-	-	584

Balance as of March 30, 2018	624	$4,691	$4	$328	$5,023

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	March 30, 2018	March 31, 2017	April 1, 2016
OPERATING ACTIVITIES:
Net income (loss)	$1,138	$(106)	$2,488
Income from discontinued operations, net of income taxes	(11)	(130)	(3,309)
Adjustments:
Amortization and depreciation	640	492	299
Impairments of long-lived assets	81	49	10
Stock-based compensation expense	610	440	161
Deferred income taxes	(1,848)	(168)	1,082
Gain on divestiture	(653)	-	-
Other	71	32	8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(170)	45	38
Accounts payable	(4)	(67)	(69)
Accrued compensation and benefits	(33)	20	(7)
Deferred revenue	541	125	20
Income taxes payable	880	(871)	742
Other assets	(199)	84	(52)
Other liabilities	(86)	(90)	51

Net cash provided by (used in) continuing operating activities	957	(145)	1,462
Net cash used in discontinued operating activities	(7)	(64)	(660)

Net cash provided by (used in) operating activities	950	(209)	802
INVESTING ACTIVITIES:
Additions to property and equipment	(142)	(70)	(272)
Payments for acquisitions, net of cash acquired	(401)	(6,736)	(4)
Proceeds from divestiture, net of cash contributed and transaction costs	933	7	6,535
Purchases of short-term investments	(436)	-	(378)
Proceeds from maturities and sales of short-term investments	49	31	1,355
Other	(24)	2	-

Net cash provided by (used in) continuing investing activities	(21)	(6,766)	7,236
Net cash used in discontinued investing activities	-	-	(63)

Net cash provided by (used in) investing activities	(21)	(6,766)	7,173
FINANCING ACTIVITIES:
Repayments of debt	(3,210)	(90)	(350)
Proceeds from issuance of debt, net of issuance costs	-	6,069	500
Net proceeds from sales of common stock under employee stock incentive plans	121	95	65
Tax payments related to restricted stock units	(107)	(65)	(39)
Dividends and dividend equivalents paid	(211)	(222)	(3,030)
Repurchases of common stock	-	(500)	(1,868)
Payment for dissenting LifeLock shareholder settlement	(68)	-	-
Other	-	(7)	(18)

Net cash provided by (used in) continuing financing activities	(3,475)	5,280	(4,740)
Net cash used in discontinued financing activities	-	-	(30)

Net cash provided by (used in) financing activities	(3,475)	5,280	(4,770)
Effect of exchange rate fluctuations on cash and cash equivalents	73	(41)	(96)

Change in cash and cash equivalents	(2,473)	(1,736)	3,109
Beginning cash and cash equivalents	4,247	5,983	2,874

Ending cash and cash equivalents	$1,774	$4,247	$5,983

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to the Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

Business

Symantec Corporation (“Symantec,” the “Company,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) is a global leader in cybersecurity. We provide security products, services and solutions to organizations and individuals. Our Integrated Cyber Defense platform helps enterprise, business and government customers unify cloud and on-premises security to protect against threats and safeguard information across every control point and attack vector. Our Cyber Safety Solutions (delivered through our Norton and LifeLock offerings) help consumers protect their information, identities, devices and networks at home and online.

Principles of consolidation

The accompanying consolidated financial statements of Symantec and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal years 2018, 2017 and 2016 were each 52-week years.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue recognized and deferred amounts, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions.

Revenue recognition

General

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is recognized net of allowances for returns, discounts, distributor incentives and end-user rebates, and any taxes collected from customers and subsequently remitted to governmental authorities.

For arrangements that include both software and non-software elements, we allocate revenue to the software deliverables as a group and non-software deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the fair value to be used for the relative selling price allocation: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence (“TPE”), and (iii) estimated selling price (“ESP”). VSOE is based on historical stand-alone sales or the stated renewal rate for maintenance in certain license arrangements. When we are unable to establish a selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP for non-software elements is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy, pricing factors and historical transactions.

For software arrangements that include multiple elements, including perpetual software licenses, maintenance, services, and packaged products with content updates and subscriptions, we allocate and defer revenue for the undelivered items based on VSOE of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. When VSOE does not exist for serial undelivered items, the entire arrangement fee is recognized ratably over the performance period. When VSOE does not exist for a discrete undelivered item, consideration for the entire arrangement is deferred until that item is delivered.

For non-software arrangements that include multiple elements, we allocate revenue to each element based upon the relative selling price of each element. We use a hierarchy to determine the fair value to be used for the relative selling price allocation: (i) VSOE, (ii) TPE, and (iii) ESP. The revenue allocated to each element is recognized when all revenue recognition criteria are met for that element.

We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on valid purchase orders. Our distributors and resellers base the quantity of orders on their estimates to meet future customer demand, which may exceed the expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate reserves for product returns as described below. We typically offer rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset deferred revenue against trade accounts receivable for the amount of revenue in excess of the expected inventory levels.

Enterprise Security

Revenue for our Enterprise Security products is earned from arrangements that can include various combinations of software, hardware, and services, and sold directly to end-users or through a multi-tiered distribution channel. We offer channel rebates and marketing programs for our Enterprise Security products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. If actual redemptions differ from our estimates, differences may result in the amount and timing of our net revenues for any period presented. As of March 30, 2018 and March 31, 2017, we had reserves for Enterprise Security rebates and marketing programs of $6 million and $11 million, respectively.

Consumer Digital Safety

We sell consumer products directly to end-users and consumer packaged software products through a multi-tiered distribution channel. For consumer products that include content updates, we recognize revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences on the date of sale to the end-user.

We offer channel and end-user rebates for our Consumer Digital Safety products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue or deferred revenue. As of March 30, 2018 and March 31, 2017, we had reserves for Consumer Digital Safety rebates of $21 million and $18 million, respectively. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue or deferred revenue over the term of the subscription.

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

Derivatives not designated as hedges. We have entered into foreign exchange forward contracts with up to 6 months in duration to mitigate our foreign currency risk. These foreign exchange forward contracts are derivatives not designated as hedges and recognized at fair value using Level 2 inputs to determine the fair value.

Non-marketable equity investments

We make equity investments in privately-held companies, which includes the B common shares we received as a portion of the net consideration in the sale of our information management business, Veritas Technology LLC (“Veritas”), and the outstanding common stock of DigiCert Parent Inc. (“DigiCert”) we received as a portion of the net consideration in the sale of our website security (“WSS”) and public key infrastructure (“PKI”) solutions. We account for the investment in Veritas under the cost method of accounting. We account for the investment in DigiCert under the equity method and record our interest in the net earnings (loss) of DigiCert based on the most recently available financial statements of DigiCert, which are provided to us on a three-month lag, along with adjustments for amortization of basis differences, in Other income (expense), net in our Consolidated Statements of Operations.

We assess the recoverability of our non-marketable equity investments by reviewing various indicators of impairment. If indicators are present, a fair value measurement is made by performing a discounted cash flow analysis of the investment. If a decline in value is determined to be other-than-temporary, impairment is recognized and included in Other income (expense), net.

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

Software development costs

The costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with the accounting guidance for software. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon the completion of a working model, no costs have been capitalized for any of the periods presented.

Internal-use software development costs

We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and enterprise cloud computing services, and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of March 30, 2018 and March 31, 2017, capitalized costs, net of amortization, were $100 million.

Business combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. We allocate the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. Each acquired company’s operating results are included in our Consolidated Financial Statements starting on the date of acquisition.

Goodwill

Goodwill is recorded when consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired.

We perform an impairment assessment of goodwill at the reporting unit level at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. For purpose of testing goodwill for impairment, we established reporting units based on our current reporting structure and our goodwill was allocated to the Enterprise Security and Consumer Digital Safety reporting units. The accounting guidance gives us the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed.

In connection with the sale of WSS and PKI solutions, on August 2, 2017, we performed a quantitative test at the reporting unit level and determined the fair value substantially exceeded the carrying amount of each reporting unit and, therefore, found no impairment of goodwill. In addition, in the fourth quarter of the fiscal year ended March 30, 2018, we performed a qualitative assessment and concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment, and further quantitative testing was not required.

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

Long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value.

Debt

Our debt includes senior unsecured notes, senior term loans, convertible senior notes, and a senior unsecured revolving credit facility. Our senior unsecured notes are recorded at par value at issuance less a discount representing the amount by which the face value exceeds the fair value at the date of issuance and an amount which represents issuance costs. Our senior term loans are recorded at par value less debt issuance costs, which are recorded as a reduction in the carrying value of the debt. Our convertible senior notes are recorded at par value less the fair value of the equity component of the notes, at their issuance date, determined using Level 2 inputs and less any issuance costs. The discount and issuance costs associated with the various notes are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our revolving credit facility, if any, are recognized at principal balance plus accrued interest based upon stated interest rates. Debt maturities are classified as current liabilities on our Consolidated Balance Sheets if we are contractually obligated to repay them in the next twelve months or, prior to the balance sheet date, we have the authorization and intent to repay them prior to their contractual maturities and within the next twelve months.

Restructuring

Restructuring actions generally include significant actions involving employee-related severance charges and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Contract termination costs for leased facilities primarily reflect costs that will continue to be incurred under the contract for its remaining term without economic benefit to us. These charges are reflected in the period when the facility ceases to be used.

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

We also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax.

Stock-based compensation

We measure and recognize stock-based compensation for all stock-based awards, including restricted stock units (“RSU”), performance-based restricted stock units (“PRU”), stock options, and rights to purchase shares under our employee stock purchase plan (“ESPP”), based on their estimated fair value on the grant date. We recognize the costs in our financial statements on a straight-line basis over the award’s requisite service period except for PRUs with graded vesting, for which we recognize the costs on a graded basis. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual or estimated achievement of the performance condition. We estimate the number of stock-based awards that will be forfeited due to employee turnover.

The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation option pricing model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights (“DER”). We use the Black-Scholes model to determine the fair value of unvested stock options assumed in acquisitions and the fair value of rights to acquire shares of common stock under our ESPP. The Black-Scholes valuation model incorporates a number of variables, including our expected stock price volatility over the expected life of the awards, actual and projected employee exercise and forfeiture behaviors, risk-free interest rates, and expected dividends.

We have certain liability-classified stock-based compensation awards for which the service inception date precedes the grant date. For these awards, we recognize stock-based compensation expense on a straight-line basis over the service period. The liability is reclassified to Additional paid-in capital in our Consolidated Balance Sheets when the award is granted. There is no substantive future service period that exists at the grant date for these awards.

Foreign currency

For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in accumulated other comprehensive income (“AOCI”). Remeasurement adjustments are recorded in Other income (expense), net.

Concentrations of risk

A significant portion of our revenue is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. Customers which are distributors that accounted for over 10% of our net accounts receivable, are as follows:

	March 30, 2018	March 31, 2017
Customer A	22%	12%
Customer B	15%	-
Customer C	-	14%

Advertising and other promotional costs

Advertising and other promotional costs are charged to operations as incurred and included in sales and marketing expenses. These costs totaled $360 million, $212 million, and $211 million for fiscal 2018, 2017, and 2016, respectively.

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

Reclassification

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Note 2. Recent Accounting Standards

Recently adopted authoritative guidance

Employee Stock-Based Compensation. In the first quarter of fiscal 2018, we adopted new guidance to simplify accounting for share-based payment transactions. Prior to adoption, excess tax benefits resulting from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting were not recognized until the deduction reduced taxes payable. As a result of the new guidance, we now recognize excess tax benefits or deficiencies in the period in which the award vests. We elected to continue to estimate forfeitures rather than record the forfeitures as they occur. We adopted the change in recognizing excess tax benefits using the modified retrospective method. We also elected to retrospectively apply the change in presentation of excess tax benefits recognized related to stock-based compensation expense in our Consolidated Statements of Cash Flows from financing activities to operating activities. The cumulative effect of adopting the new accounting guidance was not material.

Recently issued authoritative guidance not yet adopted

Revenue Recognition — Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue from contracts with customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to receive in exchange for those goods or services. In doing so, companies may need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

The new guidance may be applied retrospectively to each prior period presented or retrospectively with cumulative effect recognized in retained earnings as of the date of adoption. We will adopt the new standard on a modified retrospective basis in the first quarter of fiscal 2019 and will apply the new standard to contracts that are not completed as of March 31, 2018.

We expect that the most significant impact on revenues relates to arrangements in our Enterprise Security segment that include multiple elements, such as hardware, perpetual software licenses, term-based software license subscriptions, maintenance, and services. We expect the new standard will impact the pattern and timing of the recognition for these Enterprise Security sales arrangements. We expect that revenues related to certain term-based software licenses with distinct deliverables, which are recognized ratably over the contract term under the current accounting standards, will have a portion of the arrangement fee recognized at a point in time under the new standard. In addition, revenues related to certain perpetual software licenses with interrelated deliverables, which are recognized at a point in time under the current accounting standards, will be recognized ratably over the estimated performance period under the new standard. We also expect there will be an impact to the timing and amount of revenue recognized in our software arrangements, where revenue was allocated to undelivered elements based on a residual basis under current guidance, but will be allocated based on a relative value basis under the new standard.

We expect that under the new standard revenue recognized for arrangements for (1) term-based software licenses with interrelated content updates and other deliverables, (2) cloud-delivered products and (3) maintenance and support will continue to be recognized ratably over the term of the arrangement, and that revenues related to arrangements that include perpetual software licenses and hardware with distinct deliverables will continue to be recognized upon delivery.

The table below summarizes the timing of when revenue will typically be recognized under the new revenue standard for these major areas:

Performance Obligation	When Performance Obligations is Typically Satisfied
Products and services transferred at a point in time:
License with distinct deliverables	When software activation keys have been made available for download
Hardware with distinct deliverables	When control of the product passes to the customer; typically upon shipment

Products and services transferred over time:
License with interrelated deliverables	Over the expected performance term, beginning on the date that software activation keys are made available to the customer
Cloud hosted solutions	Over the contract term, beginning on the date that service is made available to the customer
Support and maintenance	Ratably over the course of the service term
Professional services	As the services are provided

We do not expect that revenues related to Consumer Digital Safety solutions will be significantly impacted and will continue to be primarily recognized ratably over the term of the arrangement.

As a result of adopting the new standard on a modified retrospective basis and applied to contracts that are not completed as of March 31, 2018, the net impact of the changes related to revenue recognition will result in a decrease of deferred revenue as of March 30, 2018 of approximately $169 million, with the offset to retained earnings, primarily related to Enterprise Security contracts.

In addition, under current accounting standards, we have historically capitalized costs associated with obtaining a contract (most significantly sales commissions) and amortized them over the term of the related contract in proportion to the related revenue streams. As a result of adopting the new standard, sales commissions that are incremental to obtaining a customer contract for which revenue is deferred will be accrued and capitalized, and subsequently amortized to sales and marketing expense on a straight-line basis over three years, the expected period of benefit. In arriving at the average period of benefit, we will evaluate both qualitative and quantitative factors which include historical customer renewal rates, anticipated renewal periods, and the estimated useful life of the underlying product sold as part of the transaction. Commissions paid on renewals of support and maintenance are not commensurate with the initial commissions paid, and therefore the amortization period of commissions for initial contracts will consider the estimated term of specific anticipated renewal contracts over the life of the customer. The impact of this change will result in an increase of unamortized direct selling costs as of March 30, 2018 of $49 million, with the offset to retained earnings.

The impact of the adoption of the new standard on income taxes will also result in an increase of deferred income tax liabilities of approximately $47 million and an increase of accounts receivable of approximately $24 million as of March 30, 2018. We do not expect that the adoption of this standard will impact our operating cash flows.

Financial Instruments — Recognition and Measurement. In January 2016, the FASB issued new authoritative guidance on financial instruments. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure.

The new guidance will be effective for us in our first quarter of fiscal 2019. For substantially all of our portfolio, we have elected to use the measurement alternative, defined as cost, less impairments, adjusted by observable price changes. Based on the composition of our investment portfolio, the adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

Credit Losses. In June 2016, the FASB issued new authoritative guidance on credit losses, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, we will be required to use a new forward-looking “expected loss” model. Additionally, for available-for-sale debt securities with unrealized losses, we will measure credit losses in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.

Income Taxes — Intra-Entity Asset Transfers Other Than Inventory. In October 2016, the FASB issued new authoritative guidance that requires entities to immediately recognize the tax consequences of intercompany asset transfers, excluding inventory, at the transaction date, rather than deferring the tax consequences under current GAAP. We will adopt this new guidance in the first quarter of fiscal 2019 using a modified retrospective transition method. The adoption of this guidance will result in a cumulative-effect adjustment of a $742 million increase to retained earnings, consisting primarily of additional deferred tax assets related to an intra-entity sale of intangible assets in periods prior to adoption, partially offset by the write-off of income tax consequences deferred from pre-adoption intra-entity transfers and other liabilities for amounts not recognized under current GAAP.

Accumulated Other Comprehensive Income. In February 2018, the FASB issued new authoritative guidance that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Act to retained earnings. The amendment will be effective for us in our first quarter of fiscal 2020. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our consolidated financial position, operating results or disclosures.

Note 3. Acquisitions and Divestitures

Fiscal 2018 acquisitions

Fireglass Ltd. and Skycure Ltd. acquisitions

In July 2017, we completed our acquisitions of Israel-based Fireglass Ltd. (“Fireglass”) and Skycure Ltd. (“Skycure”). Fireglass provides agentless isolation solutions that prevent ransomware,

malware, and phishing threats in real-time from reaching user endpoints or the corporate network. With this acquisition, we further strengthened our enterprise security strategy to deliver an Integrated Cyber Defense platform and extended our participation in the Secure Web Gateway and Email protection markets delivered both on premises and in the cloud. Skycure provides mobile threat defense for devices running modern operating systems, including iOS and Android. This acquisition extends our endpoint security capabilities. With the addition of Skycure, our Integrated Cyber Defense Platform now enables visibility into and control over all endpoint devices, including mobile devices, whether corporate owned or bring your own device. The total aggregate consideration for these acquisitions, primarily consisting of cash, was $345 million, net of $15 million cash acquired.

Our allocation of the aggregate purchase price for these two acquisitions as of July 24, 2017, was as follows:

(In millions, except useful lives)	Fair Value	Weighted-Average Estimated Useful Life
Developed technology	$123	5.5 years
Customer relationships	11	7.0 years
Goodwill	247
Deferred income tax liabilities	(35)
Other liabilities	(1)

Total purchase price	$345

The goodwill arising from the acquisitions is attributed to the expected synergies, including revenue benefits that are expected to be generated by combining Fireglass and Skycure with Symantec. A portion of the goodwill recognized is expected to be deductible for tax purposes. See Note 4 for more information on goodwill.

Other fiscal 2018 acquisitions

During fiscal 2018, in addition to the acquisitions mentioned above, we completed acquisitions of other companies for an aggregate purchase price of $66 million, net of $1 million cash acquired. Of the aggregate purchase price, $48 million was recorded to goodwill.

Pro forma results of operations for our fiscal 2018 acquisitions have not been presented because they were not material to our consolidated results of operations, either individually or in the aggregate.

Fiscal 2017 acquisitions

Blue Coat, Inc. acquisition

On August 1, 2016, we acquired all of the outstanding common stock of Blue Coat, Inc. (“Blue Coat”), a provider of advanced web security solutions for global enterprises and governments. The addition of Blue Coat’s suite of network and cloud security products to our innovative Enterprise Security product portfolio has enhanced our threat protection and information protection products while providing us with complementary products, such as advanced web and cloud security solutions, that address the network and cloud security needs of enterprises.

The total consideration for the acquisition of Blue Coat was approximately $4.7 billion, net of cash acquired, and consisted of the following:

(In millions)
Cash payments, net of cash acquired	$3,783
Issuance of Symantec 2.0% convertible debt to Bain Capital Funds (selling shareholder)	750
Fair value of vested assumed stock options	102
Common stock issued	38

Total	$4,673

Our allocation of the purchase price, based on the fair values of the assets acquired and liabilities assumed was as follows:

(In millions)
Assets:
Current assets	$190
Intangible assets	1,608
Goodwill	4,084
Other long-term assets	63
Liabilities:
Other current liabilities	(113)
Deferred revenue	(220)
Deferred tax liabilities	(920)
Other long-term obligations	(19)

Total	$4,673

The goodwill of $4.1 billion arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Symantec and Blue Coat. The goodwill recognized is not deductible for tax purposes. See Note 4 for more information on goodwill.

Identified intangible assets and their respective useful lives were as follows:

(In millions, except for useful lives)	Fair Value	Weighted-Average Estimated Useful Life
Customer relationships	$844	7.0 years
Developed technology and patents	739	4.3 years
Finite-lived trade names	4	2.0 years
Product backlog	2	0.3 years

Total identified finite-lived intangible assets	1,589
In-process research and development	19	N/A

Total identified intangible assets	$1,608

The fair value of in-process research and development (“IPR&D”) was determined using the relief-from-royalty method. A key assumption of this method is a hypothetical technology licensing rate applied to forecasted revenue. The premise associated with this valuation method is that, in lieu of ownership of the asset, a market participant would be willing to pay a licensing fee for the use of that asset.

Our results of continuing operations in fiscal 2017 included $427 million of net revenues attributable to Blue Coat products beginning August 1, 2016. It was impracticable to determine the amounts of net income attributable to Blue Coat as we integrated Blue Coat with our ongoing operations. Net revenues and costs related to the Blue Coat products were included in our Enterprise

Security segment results since the acquisition. Transaction costs of $48 million incurred by Symantec in connection with the acquisition were included in operating expenses in our Consolidated Statements of Operations during fiscal 2017. See Note 14 for more information on our segments.

LifeLock, Inc. acquisition

On February 9, 2017, we completed the acquisition of LifeLock, Inc. (“LifeLock”) a provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises, for approximately $2.3 billion in total consideration. LifeLock’s services are provided on a monthly or annual subscription basis and provide identification and notification of identity-related and other events and assist users in remediating their impact.

The total consideration for the acquisition of LifeLock was approximately $2.3 billion, net of cash acquired, and consisted of the following:

(In millions)
Cash payments, net of cash acquired	$2,204
Fair value of vested assumed equity awards	10
Liability assumed for dissenting shareholders	68
Other liabilities	1

Total	$2,283

In connection with this acquisition, we recognized a liability of $68 million for a claim related to appraisal rights by a LifeLock stockholder, which we settled in the second quarter of fiscal 2018 for $74 million in cash. The $6 million paid in addition to the recognized liability was recorded to general and administrative expense in our Consolidated Statements of Operations.

Our allocation of the purchase price, based on the fair values of the assets acquired and liabilities assumed was as follows:

(In millions)
Assets:
Current assets	$123
Intangible assets	1,247
Goodwill	1,397
Other long-term assets	75
Liabilities:
Deferred revenue	(96)
Other current liabilities	(62)
Deferred tax liabilities	(387)
Other long-term obligations	(14)

Total	$2,283

The goodwill arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Symantec and LifeLock. The goodwill recognized is not deductible for tax purposes. See Note 4 for more information on goodwill.

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

The impact of this acquisition on our operating results for fiscal 2017 included $72 million and $98 million, of net revenues and a pre-tax loss, respectively, attributable to LifeLock beginning February 9, 2017. LifeLock’s revenues of $67 million and $5 million were included in our Consumer Digital Safety and Enterprise Security segment results, respectively, during fiscal 2017. Transaction costs of $21 million incurred by Symantec in connection with the acquisition were included in operating expenses in our Consolidated Statements of Operations during fiscal 2017. See Note 14 for more information on our segments.

Unaudited combined pro forma information

The unaudited pro forma financial results combine the historical results of Symantec, Blue Coat and LifeLock for fiscal years 2017 and 2016. The results include the effects of pro forma adjustments as if Blue Coat and LifeLock were acquired at the beginning of our 2016 fiscal year and include adjustments for amortization of acquired intangible assets, stock-based compensation, commissions, interest on debt used to finance the acquisition, and acquisition-related transaction costs, as well as for the income tax effect of these pro forma adjustments.

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

Fiscal 2018 Divestiture

Website Security and Public Key Infrastructure solutions

On October 31, 2017, we completed the sale of our WSS and PKI solutions of our Enterprise Security segment to DigiCert. In accordance with the terms of the agreement, we received aggregate consideration of $1.1 billion, consisting of approximately $951 million in cash and shares of common stock representing an approximate 28% interest in the outstanding common stock of DigiCert valued at $160 million as of October 31, 2017.

We determined the estimated fair value of our equity investment with the assistance of valuations performed by third party specialists and estimates made by management. We utilized a combination of the income approach based on a discounted cash flow method and market approach based on the guideline public company method that focuses on comparing DigiCert to reasonably similar publicly traded companies. See Note 6 for additional information regarding our equity investment.

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

As of the transaction close date, we also had $8 million in cumulative currency translation losses related to subsidiaries that were sold, which was reclassified from AOCI to the gain on divestiture. In addition, we incurred direct costs of $8 million, which was netted against the gain on divestiture, and tax expense of $123 million.

The following table presents the gain before income taxes associated with the divestiture:

(In millions)
Gain on sale of short-term investment	$7
Gain on sale of other assets and liabilities	646

Total gain on divestiture	$653

The gain on sale of short-term investment represents the gain on the sale of a short-term investment that was included in the transaction and resulted in the reclassification on the transaction close date of $7 million of unrealized gains from AOCI to the gain on divestiture.

The following table presents the income before income taxes for our WSS and PKI solutions for the periods indicated:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017
Income before income taxes	$66	$206

Fiscal 2016 Divestiture

Veritas

On January 29, 2016, we completed the sale of Veritas. We received net consideration of $6.6 billion in cash excluding transaction costs and 40 million B common shares of Veritas, and Veritas assumed certain liabilities in connection with the acquisition. The disposition resulted in a net gain of $3.0 billion, which is presented as part of income from discontinued operations, net of income taxes in the Consolidated Statements of Operations for fiscal 2016. The results of Veritas are presented as discontinued operations in our Consolidated Statements of Operations and thus have been excluded from continuing operations and segment results for all reported periods.

In connection with the divestiture of Veritas, we entered into transition service agreements with Veritas pursuant to which we provide Veritas certain limited services including financial support services, information technology services, and access to facilities, and Veritas provides us certain limited financial support services. These agreements commenced with the close of the transaction and expire at various dates through fiscal 2019. Income, net of direct cost, for all services provided to Veritas were approximately $0 million, $22 million and $8 million during fiscal 2018, 2017 and 2016, respectively, which were presented as part of Other income (expense), net in the Consolidated Statements of Operations.

We have retained various customer relationships and contracts that were reported historically as a part of the Veritas business. Approximately $24 million and $71 million related to these relationships and contracts have been reported as part of our deferred revenue in the Consolidated Balance Sheets as of March 30, 2018 and March 31, 2017, respectively, along with an asset representing the service and maintenance rights we have under an agreement with Veritas of $8 million and $41 million, respectively. These balances are being amortized to discontinued operations through the remaining term of the underlying contracts.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Net revenues	$54	$172	$1,968
Cost of revenues	(23)	(15)	(334)
Operating expenses	(21)	(26)	(1,270)
Gain on sale of Veritas	-	31	4,060
Other income, net	-	1	3

Income from discontinued operations before income taxes	10	163	4,427
Income tax expense (benefit)	(1)	33	1,118

Income from discontinued operations, net of income taxes	$11	$130	$3,309

During fiscal 2017 we received additional payments which represented purchase price adjustments for the sale of Veritas.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Enterprise Security	Consumer Digital Safety	Total
Balance as of April 1, 2016	$1,917	$1,231	$3,148
Acquisition of Blue Coat	4,083	-	4,083
Acquisition of LifeLock	83	1,318	1,401
Translation and other adjustments	(5)	-	(5)

Balance as of March 31, 2017	6,078	2,549	8,627
Acquisitions	256	39	295
Divestiture of WSS and PKI solutions	(606)	-	(606)
Translation and other adjustments	6	(3)	3

Balance as of March 30, 2018	$5,734	$2,585	$8,319

Intangible assets, net

	March 30, 2018			March 31, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,462	$(357)	$1,105	$1,646	$(322)	$1,324
Developed technology	1,037	(361)	676	1,006	(229)	777
Finite-lived trade names and other	13	(8)	5	46	(26)	20

Total finite-lived intangible assets	2,512	(726)	1,786	2,698	(577)	2,121
Indefinite-lived trade names	852	-	852	864	-	864
In-process research and development	5	-	5	19	-	19

Total intangible assets	$3,369	$(726)	$2,643	$3,581	$(577)	$3,004

In the fourth quarter of fiscal 2018, we reclassified in-process research and development assets of $14 million to developed technology as the related project was completed. Amortization will begin in fiscal 2019.

Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Statements of Operations Classification
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Customer relationships and other	$220	$147	$57	Operating expenses
Developed technology	233	145	28	Cost of revenues

Total	$453	$292	$85

As of March 30, 2018, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	March 30, 2018
2019	$439
2020	434
2021	323
2022	262
2023	220
Thereafter	108

Total	$1,786

See Note 3 for more information on our acquisitions and divestiture.

Note 5. Supplementary Information

Cash and cash equivalents:

(In millions)	March 30, 2018	March 31, 2017
Cash	$1,016	$1,183
Cash equivalents	758	3,064

Total cash and cash equivalents	$1,774	$4,247

Accounts receivable, net:

(In millions)	March 30, 2018	March 31, 2017
Accounts receivable	$814	$657
Allowance for doubtful accounts	(5)	(8)

Accounts receivable, net	$809	$649

Other current assets:

(In millions)	March 30, 2018	March 31, 2017
Prepaid expenses	$177	$165
Income tax receivable and prepaid income taxes	107	79
Short-term deferred commissions	94	62
Assets held for sale	26	-
Other	118	113

Total current assets	$522	$419

Property and equipment, net:

(In millions)	March 30, 2018	March 31, 2017
Land	$66	$73
Computer hardware and software	1,081	1,100
Office furniture and equipment	110	99
Buildings	365	425
Leasehold improvements	339	336
Construction in progress	29	22

Total property and equipment, gross	1,990	2,055
Accumulated depreciation and amortization	(1,212)	(1,118)

Total property and equipment, net	$778	$937

Depreciation and amortization expense was $187 million, $199 million, and $213 million in fiscal 2018, 2017, and 2016, respectively.

In the fourth quarter of fiscal 2018, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale because we expected to sell them within the next twelve months. As a result, we recognized a write-down of $29 million in fiscal 2018, which was included in Restructuring, transition and other costs, representing the difference between the estimated net sales price and the carrying value of the assets. In October 2018, we completed the sale of these assets for proceeds of $26 million, net of selling costs. See Note 9 for more information on the write-down.

Other long-term assets:

(In millions)	March 30, 2018	March 31, 2017
Cost method investments	$175	$158
Equity method investment	134	-
Long-term income tax receivable and prepaid income taxes	61	11
Deferred income tax assets	46	43
Long-term deferred commissions	35	15
Other	75	55

Total other long-term assets	$526	$282

As of March 30, 2018, other long-term assets included $21 million related to a licensing arrangement resulting from the settlement of a patent infringement case with Finjan, Inc. (“Finjan”) during the fourth quarter of fiscal 2018. This amount will be amortized over the related licensing term. See Note 15 for further information regarding the settlement.

Long-term income taxes payable:

(In millions)	March 30, 2018	March 31, 2017
Deemed repatriation tax payable	$824	$-
Uncertain tax positions (including interest and penalties)	302	251

Total long-term income taxes payable	$1,126	$251

Other income (expense), net:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Interest income	$24	$21	$10
Loss from equity interest	(26)	-	-
Foreign exchange loss	(28)	(2)	(10)
Other	21	27	10

Total other income (expense), net	$(9)	$46	$10

Non-cash investing and financing activities and supplemental cash flow information:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Non-cash Investing and Financing Activities:
Additions to property and equipment in current liabilities	$26	$33	$16
Equity investment received as consideration in divestitures	$160	$-	$149
Fair value of equity awards assumed in acquisitions	$1	$112	$-
Common stock issued in connection with acquisitions	$-	$38	$-
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$354	$1,081	$302
Interest expense paid	$199	$143	$70

Note 6. Financial Instruments and Fair Value Measurements

The following table summarizes our assets and liabilities measured at fair value on a recurring basis:

	March 30, 2018			March 31, 2017
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$679	$679	$-	$2,532	$2,532	$-
Certificates of deposit	79	-	79	15	-	15
U.S. government securities	-	-	-	94	94	-
U.S. agency securities	-	-	-	75	-	75
Commercial paper	-	-	-	348	-	348
Short-term investments:
Corporate bonds	374	-	374	-	-	-
Commercial paper	2	-	2	-	-	-
Certificates of deposit	12	-	12	-	-	-
Marketable equity securities	-	-	-	9	-	9

Total	$1,146	$679	$467	$3,073	$2,626	$447

There were no transfers between fair value measurement levels during fiscal 2018.

The following table presents the contractual maturities of our investments in debt securities as of March 30, 2018:

(In millions)	Fair Value
Due in one year or less	$72
Due after one year through five years	316

Total	$388

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

Financial instruments not recorded at fair value on a recurring basis include non-marketable equity method investment and our long-term debt.

Equity method investment

Our investment in equity securities that is accounted for using the equity method is included in Long-term other assets in our Consolidated Balance Sheets and consists of our equity investment in DigiCert which had a carrying value of $134 million at March 30, 2018. See Note 3 for information on our initial valuation of this investment.

We recorded a loss from equity interests of $26 million during fiscal 2018, in Other income (expense), net in the Consolidated Statements of Operations, which consisted of basis difference amortization of $2 million and our share of DigiCert’s net loss of $24 million. This loss was reflected as a reduction in the carrying amount of our investments in equity interests in the Consolidated Balance Sheets as of March 30, 2018.

Current and long-term debt

As of March 30, 2018, and March 31, 2017, the total fair value of our current and long-term fixed rate debt was $3.9 billion and $4.6 billion, respectively. The fair value of our variable rate debt approximated its carrying value. The fair value of all our debt obligations was based on Level 2 inputs on a non-recurring basis.

Note 7. Debt

The following table summarizes components of our debt:

(In millions, except percentages)	March 30, 2018	March 31, 2017	Effective Interest Rate
2.75% Senior Notes due June 15, 2017	$-	$600	2.79%
Senior Term Loan A-1 due May 10, 2019	-	1,000	LIBOR plus (1)
Senior Term Loan A-2 due August 1, 2019	600	800	LIBOR plus (1)
Senior Term Loan A-3 due August 1, 2019	-	200	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	1,710	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%

Total principal amount	5,100	8,310
Less: unamortized discount and issuance costs	(74)	(124)

Total debt	5,026	8,186
Less: current portion	-	(1,310)

Total long-term portion	$5,026	$6,876

(1)

The senior term facilities bear interest at a rate equal to the London InterBank Offered Rate (“LIBOR”) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and our underlying loan agreements. The interest rates for the outstanding senior term loans are as follows:

	March 30, 2018	March 31, 2017
Senior Term Loan A-1 due May 10, 2019	-	2.38%
Senior Term Loan A-2 due August 1, 2019	3.31%	2.38%
Senior Term Loan A-3 due August 1, 2019	-	2.33%
Senior Term Loan A-5 due August 1, 2021	3.54%	2.58%

As of March 30, 2018, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2019	$-
2020	600
2021	1,250
2022	1,750
2023	400
Thereafter	1,100

Total future maturities of debt	$5,100

Senior Term Loans A-1 and A-2

On May 10, 2016, we entered into a senior unsecured credit facility which provided for a 3-year term loan (the “Senior Term Loan A-1”) in an amount of $1.0 billion. On July 18, 2016, we amended the credit facility and borrowed an additional $800 million 3-year term loan (the “Senior Term Loan A-2”). The Senior Term Loans A-1 and A-2 bear interest at a floating rate of interest plus an applicable margin which is based on our senior unsecured credit agency rating. We may voluntarily repay the outstanding loans at any time without premium or penalty. We may request incremental loans up to the amount that, combined with other incremental commitments, doesn’t exceed $500 million for the credit facility, subject to customary conditions. During fiscal 2018, we prepaid principal amounts of $1.0 billion of our Senior Term Loan A-1 and $200 million of our Senior Term Loan A-2.

Senior Term Loan A-3 and A-5

On August 1, 2016, we entered into a term loan agreement that provides for a 3-year term loan with a principal amount of $200 million (the “Senior Term Loan A-3”) and a 5-year term loan with a principal amount of $1.8 billion (the “Senior Term Loan A-5”). The Senior Term Loans A-3 and A-5 bear interest at a floating rate of interest plus an applicable margin, which is based on our senior unsecured credit agency rating. The Senior Term Loan A-3 has no scheduled payments. For the duration of Senior Term Loan A-5, quarterly payments are due in aggregate annual amounts equal to 10% of the original principal amount. We may voluntarily repay outstanding principal balances under the Senior Term Loan A-3 and Senior Term Loan A-5 at any time without premium or penalty, and with regard to the Senior Term Loan A-5, prepayments must be applied to reduce the subsequent scheduled and outstanding required payments. During fiscal 2018, we prepaid a principal amount of $200 million of our Senior Term Loan A-3 and paid $1.2 billion of our Senior Term Loan A-5.

The Senior Term Loan agreements A-1, A-2, A-3 and A-5 contain customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a ratio of consolidated funded debt to consolidated adjusted earnings before interest, taxes, depreciation, and amortization of not more than 6.00 to 1.0 through December 31, 2018, then 5.25 to 1.0 thereafter, and restrictions on subsidiary indebtedness, liens, stock repurchases and dividends (with exceptions permitting our regular quarterly dividend). As of March 30, 2018, we were in compliance of all debt covenants. See Note 16 for further information regarding our covenant compliance subsequent to March 30, 2018.

Senior Notes

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

In addition, we had three series of senior notes, the 2.75% Senior Notes, 4.2% Senior Notes, and 3.95% Senior Notes that are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes.

Interest on each series of these notes is payable semi-annually in arrears, on June 15 and December 15 for the 2.75% Senior Notes, September 15 and March 15 for the 4.2% Senior Notes, and June 15 and December 15 for the 3.95% Senior Notes. During fiscal 2018, the $600 million principal balance of our 2.75% Senior Notes due June 15, 2017 matured and was settled by a cash payment.

Convertible Senior Notes

As of March 30, 2018, and March 31, 2017, we had two outstanding issuances of convertible notes which are senior unsecured obligations and rank equal in right of payment to all other senior, unsecured, unsubordinated indebtedness. On March 4, 2016, we issued $500 million of convertible notes which mature on April 1, 2021 and bear interest at an annual rate of 2.5% (“2.5% Convertible Notes”). On August 1, 2016, we issued an additional $1.25 billion of convertible notes which mature on August 15, 2021 and bear interest at an annual rate of 2.0% (“2.0% Convertible Notes”). Both the 2.5% Convertible Notes and the 2.0% Convertible Notes (collectively, “Convertible Senior Notes”) have coupon interest payable semiannually in arrears in cash. Interest payments on the Convertible Senior Notes are due on October 1 and April 1 of each year in the case of the 2.5% Convertible Notes, and February 15 and August 15 in the case of the 2.0% Convertible Notes. The fair value of the equity component of our Convertible Senior Notes of $41 million, net of tax was recorded in additional paid-in capital and is being amortized as interest expense.

Holders of the Convertible Senior Notes may convert the notes into our common stock at any time up to the maturity date of each note. The conversion rate for the 2.0% Convertible Notes is 48.9860 shares of common stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $20.41 per share. The conversion rate for the 2.5% Convertible Notes is 59.6341 shares of common stock per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $16.77 per share. If holders of the Convertible Senior Notes convert them in connection with a fundamental change, we may be required to provide a make-whole premium in the form of an increased conversion rate, subject to a maximum amount, based on the effective date of the fundamental change as set forth in a table contained in the indenture governing each of the Convertible Senior Notes. A fundamental change, as defined, includes a sale of substantially all our assets, a change of the control of Symantec, or a plan for our liquidation or dissolution. The conversion rates under the Convertible Senior Notes are subject to customary anti-dilution adjustments. If the holders request a conversion, we have the option to settle the par amount of the Convertible Senior Notes using cash, shares of our common stock, or a combination of cash and shares with the cash settlement not exceeding the principal amount and accrued and unpaid interest of the Convertible Senior Notes.

As long as the holders of the Convertible Senior Notes each own at least 4% of our common stock on an as-converted basis, they are entitled to nominate one director to our Board of Directors. As of March 30, 2018, the holders’ percentage interest in our common stock exceeded this threshold.

On or after the 4-year anniversary of the issuance date, holders of the 2.5% Convertible Senior Notes have the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Senior Notes.

We may redeem all or part of the principal of the 2.5% Convertible Senior Notes, at our option, at a purchase price equal to the principal amount plus accrued interest on or after the 4-year anniversary of the issuance date of the 2.5% Convertible Senior Notes, if the closing trading price of our common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading-day period preceding our exercise of the redemption right (including the last three such trading days) and provided that we have satisfied all regulatory common stock registration requirements. The 2.0% Convertible Senior Notes are not redeemable at our option.

Our Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 require us to file periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) by specified deadlines. See Note 16 for further information regarding our covenant compliance subsequent to March 30, 2018.

Based on the closing price of our common stock of $25.85 on March 30, 2018, the if-converted values of our 2.5% and 2.0% Convertible Senior Notes exceed the principal amount by approximately $271 million and $333 million, respectively.

The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Contractual interest expense	$38	$29	$1
Amortization of debt discount and issuance costs	$16	$13	$1

Revolving Credit Facility

The aforementioned unsecured credit facility entered on May 10, 2016 also provided a revolving credit facility under which we can borrow up to $1.0 billion through May 10, 2021. As amended, for our current credit rating, borrowings under the revolving facility are subject to the same interest rate as the Senior Term Loans A-1 and A-2. We are obligated to pay commitment fees on the daily amount of the unused revolving commitment at a rate based on our debt ratings. We may request incremental commitments up to the amount that, combined with incremental loans we may request subsequently, doesn’t exceed $500 million for the credit facility, subject to customary conditions. The revolving credit facility is subject to the same covenants as our Senior Term Loans. As of March 30, 2018 and March 31, 2017, there were no borrowings outstanding under this revolving facility. See Note 16 for further information regarding our covenant compliance subsequent to March 30, 2018.

Note 8. Derivatives

We conduct business in numerous currencies throughout our worldwide operations and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to six months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.

The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	March 30, 2018	March 31, 2017
Foreign exchange forward contracts purchased	$697	$492
Foreign exchange forward contracts sold	$151	$204

The fair value of our foreign exchange forward contracts is presented on a gross basis in our Consolidated Balance Sheets. As of March 30, 2018 and March 31, 2017, the fair value was insignificant. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of March 30, 2018 and March 31, 2017.

Our foreign exchange forward contracts are not designated as hedging instruments. The related gain (loss) recognized in Other income (expense), net in our Consolidated Statements of Operations was as follows:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Foreign exchange forward contracts gain (loss)	$25	$(17)	$22

Note 9. Restructuring, Transition and Other Costs

Our restructuring, transition and other costs and liabilities consist primarily of severance, facilities, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. In addition, transition costs include expenses associated with divestitures of our product lines. Restructuring, transition and other costs are managed at the corporate level and are not allocated to our reportable segments. See Note 14 for information regarding the reconciliation of total segment operating income to total consolidated operating income (loss).

Fiscal 2017 Plan

We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”). We have reduced headcount and closed certain facilities in connection with the Fiscal 2017 Plan and expect additional headcount reductions and facilities closures. We expect to incur additional costs of approximately $20 million in connection with the Fiscal 2017 Plan primarily consisting of severance and termination benefits and facilities exit costs. These actions are expected to be substantially completed in the first quarter of fiscal 2019. As of March 30, 2018, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2023.

Restructuring, transition and other costs summary

Our continuing operations restructuring, transition and other costs are presented in the table below:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Severance and termination benefit costs	$61	$76	$24
Other exit and disposal costs	52	80	20
Asset write-offs	25	23	-
Transition costs	272	94	92

Total restructuring, transition and other costs	$410	$273	$136

Included in our fiscal 2018 other exit and disposal costs is a $29 million impairment charge related to certain land and buildings previously reported as property and equipment that were reclassified to assets held for sale. See Note 5 for more information on our assets held for sale. Our asset write-offs in the above table consists primarily of equipment write-offs.

Restructuring summary

Our restructuring activities related to the Fiscal 2017 Plan are presented in the table below:

(In millions)	Balance as of March 31, 2017	Additional Accruals, Net of Adjustments	Cash Payments	Non-Cash Settlements	Balance as of March 30, 2018	Cumulative Incurred to Date
Severance and termination benefit costs	$20	$61	$(71)	$-	$10	$137
Other exit and disposal costs	26	52	(26)	(37)	15	131

Total	$46	$113	$(97)	$(37)	$25	$268

Our non-cash settlements primarily consist of facilities impairment charges and leasehold improvement write-offs. The restructuring liabilities are included in accounts payable, other current liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Note 10. Income Taxes

Pre-tax income from international operations was $890 million, $353 million, and $125 million for fiscal 2018, 2017, and 2016, respectively.

The components of income tax expense (benefit) recorded in continuing operations are as follows:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Current:
Federal	$1,011	$108	$69
State	40	6	13
International	107	68	46

Total	1,158	182	128

Deferred:
Federal	(1,664)	(177)	1,060
State	(151)	(17)	15
International	(33)	(14)	10

Total	(1,848)	(208)	1,085

Income tax expense (benefit)	$(690)	$(26)	$1,213

The U.S. federal statutory income tax rates we have applied for fiscal year 2018, 2017, and 2016 are as follows:

	Year Ended
	March 30, 2018	March 31, 2017	April 1, 2016
U.S. federal statutory income tax rate	31.6%	35.0%	35.0%

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Federal statutory tax expense (benefit)	$138	$(92)	$138
Foreign earnings not considered indefinitely reinvested, net	-	12	1,065
State taxes, net of federal benefit	(26)	(11)	9
Foreign earnings taxed at less than the federal rate	(153)	34	12
Transition tax	893	-	-
Federal research and development credit	(12)	(9)	(9)
Valuation allowance increase (decrease)	7	(1)	10
Change in uncertain tax positions	(6)	(24)	(4)
Nondeductible transaction costs	-	11	-
Write-off of tax attributes due to restructuring	-	52	-
Excess tax benefit from employee stock incentive plans	(47)	-	-
Effect of tax rate change on deferred taxes	(132)	-	-
Re-assessment of deferred taxes on foreign earnings	(1,420)	-	-
Nondeductible officer compensation	11	7	-
Nondeductible goodwill	59	-	-
Other, net	(2)	(5)	(8)

Income tax expense (benefit)	$(690)	$(26)	$1,213

The principal components of deferred tax assets and liabilities are as follows:

	As of
(In millions)	March 30, 2018	March 31, 2017
Deferred tax assets:
Tax credit carryforwards	$30	$42
Net operating loss carryforwards of acquired companies	32	82
Other accruals and reserves not currently tax deductible	66	127
Deferred revenue	94	137
Loss on investments not currently tax deductible	9	9
State income taxes	-	2
Stock-based compensation	141	122
Other	18	14

Gross deferred tax assets	390	535
Valuation allowance	(19)	(38)

Deferred tax assets, net of valuation allowance	$371	$497

Deferred tax liabilities:
Property and equipment	$(5)	$(34)
Goodwill	(20)	(54)
Intangible assets	(459)	(783)
Unremitted earnings of foreign subsidiaries	(396)	(1,939)
Prepaids and deferred expenses	(23)	(24)
Discount on convertible debt	(14)	(21)

Deferred tax liabilities	(917)	(2,855)

Net deferred tax liabilities	$(546)	$(2,358)

The Act was signed by the President of the United States and enacted into law on December 22, 2017. The Act significantly changes U.S. tax law by reducing the U.S. corporate income tax rate to 21.0% from 35.0%, adopting a territorial tax regime, creating new taxes on certain foreign sourced earnings and imposing a one-time transition tax on the undistributed earnings of certain non-U.S. subsidiaries.

In addition, the SEC staff issued Staff Accounting Bulletin No. 118 — Income Tax Accounting Implications of the Tax Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date.

The Act requires us, and other fiscal year taxpayers, to compute a blended statutory tax rate based on the ratio of the number of fiscal year days in calendar year 2017 at the 35.0% statutory rate versus the number of fiscal year days in calendar year 2018 at the new 21.0% statutory rate. Accordingly, the phase-in of the lower corporate tax rate has resulted in a blended rate of 31.6% for fiscal 2018, as compared to the previous 35.0%. Going forward our corporate U.S. statutory tax rate will be 21.0% starting from fiscal 2019 as the lower corporate tax rate fully phases in.

As of March 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. In other cases, we have not been able to make a reasonable estimate and we continue to account for those items based on our existing accounting policies and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional tax benefit of $659 million, which is included as a component of income tax expense from continuing operations.

We remeasured certain deferred tax assets and liabilities based on an estimate of the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of March 30, 2018, we have recognized a $1,552 million of income tax benefit resulting from the application of the Act to existing deferred tax balances, including a reduction of the previously accrued deferred tax liability for foreign earnings by $1,420 million. During the fourth quarter we decreased our provisional tax benefit related to the remeasurement of deferred taxes by $70 million due to the actual reversals of year end temporary differences. This impacted the effective tax rate by 15.9%.

The Act contained a one-time transition tax that is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. As of March 30, 2018, we have recognized an $893 million provisional tax expense on estimated E&P subject to the deemed mandatory repatriation. During the fourth quarter of fiscal 2018 we increased this provisional income tax expense amount reported in the third quarter by $72 million due to refined calculations and actual year end amounts. This impacted the effective tax rate by 16.6%. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Future accounting guidance may also change our provisional estimates for the transition tax.

Subsequent to the year ended March 30, 2018, the Internal Revenue Service (“IRS”) and U.S. Treasury have issued various interpretations or regulations governing elements of the Act. We are still evaluating this new guidance and no estimate for the impact has been made at this time. The regulations, which could have a material impact on the provisional estimates made for purposes of our fiscal 2018 Consolidated Financial Statements, include new guidance on transition tax and on deductibility of stock-based compensation issued on August 1, 2018 and August 21, 2018, respectively.

We have not completed our analysis of the deferred tax accounting for the new taxes on global intangible low taxed income and, therefore, have not recorded provisional amounts. We have not determined whether our accounting policy will be to record these amounts as deferred taxes or as period costs. We do not have sufficient information to complete the analysis and are awaiting potential further guidance required to evaluate the impact of deferred tax accounting for these provisions. Following the SEC guidance on changes in the tax law for which we are unable to make a provisional estimate, we have continued to compute this aspect of the tax provision based on the tax laws that were in effect immediately prior to the Act being enacted.

The valuation allowance provided against our deferred tax assets as of March 30, 2018, is mainly attributable to capital losses, and net operating losses in foreign jurisdictions. The valuation allowance decreased by a net of $19 million in fiscal 2018, primarily due to the release of valuation allowances related to state tax credits and state net operating losses.

As of March 30, 2018, we have U.S. federal net operating losses attributable to various acquired companies of approximately $46 million, which, if not used, will expire between fiscal 2019 and 2037. We have U.S. federal research and development credits of approximately $3 million. The research and development credits, if not used, will expire between fiscal 2019 and 2024. The net operating loss carryforwards, and U.S. federal research and development tax credits are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. We have $5 million of foreign tax credits which, if not used, will expire beginning in fiscal 2028. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $70 million and $30 million, respectively. If not used, our U.S. state net operating losses will expire between fiscal 2019 and 2037 and the majority of our U.S. state credit carryforwards can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards attributable to various foreign companies of approximately $77 million, $31 million of which were generated in Japan, and will expire beginning in fiscal 2028, and the rest of which, under current applicable foreign tax law, can be carried forward indefinitely.

In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 30, 2018 are realizable on a “more likely than not” basis.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Balance at beginning of year	$248	$197	$193
Settlements with tax authorities	(4)	(23)	(25)
Lapse of statute of limitations	(3)	(9)	(15)
Decrease due to divestiture	-	-	(7)
Increase related to prior period tax positions	35	21	4
Decrease related to prior period tax positions	-	(9)	(7)
Increase related to current year tax positions	98	38	54
Increase due to acquisition	4	33	-

Net increase	130	51	4

Balance at end of year	$378	$248	$197

There was a change of $130 million in gross unrecognized tax benefits during the 2018 fiscal year. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes.

Of the total unrecognized tax benefits at March 30, 2018, $300 million, if recognized, would favorably affect our effective tax rate.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 30, 2018, before any tax benefits, we had $31 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of $10 million for the year ended March 30, 2018. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 through 2018 remain subject to examination by the IRS for U.S. federal tax purposes. Our fiscal years prior to 2014 have been settled and closed with the IRS. Our 2014 through 2018 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes, and our 2013 through 2018 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $11 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate $11 million could affect our income tax provision and therefore benefit the resulting effective tax rate.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Note 11. Stockholders’ Equity

Preferred stock

Our Board of Directors has the authority to issue up to 1 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of March 30, 2018 and March 31, 2017, there were no shares outstanding.

Dividends

The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Year Ended
(In millions, except per share data)	March 30, 2018	March 31, 2017	April 1, 2016
Dividends declared and paid	$185	$186	$3,020
Dividend equivalents paid	26	36	10

Total dividends and dividend equivalents paid	$211	$222	$3,030

Cash dividends declared per common share	$0.30	$0.30	$4.60

Fiscal 2016 included a special dividend of $4.00 per share that was declared and paid during the fourth quarter of fiscal 2016 and was recorded as a reduction of retained earnings. Our RSUs and PRUs are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.

On May 10, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in June 2018. On August 2, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in September 2018. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.

Stock repurchases

Under our stock repurchase programs, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase (“ASR”) transactions. As of March 30, 2018, we have $800 million remaining under the authorization to be completed in future periods with no expiration date.

Repurchases in open market transactions

During fiscal 2016, we repurchased 17 million shares of common stock in the open market at the average price per share of $21.69 for an aggregate cost of $368 million. All the shares repurchased were retired.

Repurchases under accelerated stock repurchase agreements

In March 2017, we entered into an ASR agreement (the “March 2017 ASR”) with financial institutions to repurchase an aggregate of $500 million of our common stock. Pursuant to the March 2017 ASR agreement, we made an upfront payment of $500 million and received and retired an initial delivery of 14 million shares of our common stock in March 2017. In May 2017, we completed the March 2017 ASR and received and retired an additional delivery of 2 million shares of our common stock. The total shares received and retired under the terms of the March 2017 ASR agreement was 16 million, with an average price paid per share of $30.51.

In March 2016, we entered into an ASR agreement with financial institutions (the “March 2016 ASR”) to repurchase an aggregate of $1.0 billion of our common stock. Pursuant to the March 2016 ASR, we made an upfront payment of $1.0 billion and received and retired an initial delivery of 42 million shares of our common stock in March 2016. We completed the repurchase and received an additional 7 million shares of our common stock in November 2016. The total shares received and retired under the terms of the March 2016 ASR were 49 million, with an average price paid per share of $20.44.

In November 2015, we entered into an ASR agreement with a financial institution (the “November 2015 ASR”) to repurchase an aggregate of $500 million of our common stock. Pursuant to the November 2015 ASR, we made an upfront payment of $500 million and received and retired an initial delivery of 20 million shares of our common stock in November 2016. We completed the repurchase and received an additional 5 million shares of our common stock in January 2016. The total shares received and retired under the terms of the November 2015 ASR were 25 million, with an average price paid per share of $20.08.

The upfront payment amounts for the ASRs are included in repurchases of common stock on our Consolidated Statements of Cash Flows in the period paid.

Accumulated other comprehensive income

Components and activities of AOCI, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available- For-Sale Securities	Total AOCI
Balance as of April 1, 2016	$15	$7	$22
Other comprehensive loss before reclassifications	(8)	(2)	(10)

Balance as of March 31, 2017	7	5	12
Other comprehensive loss before reclassifications	(4)	(5)	(9)
Reclassification to net income (loss)	5	(4)	1

Balance as of March 30, 2018	$8	$(4)	$4

During fiscal 2018, a net foreign currency translation loss of $8 million related to foreign entities sold in the divestiture of our WSS and PKI solutions was reclassified to Gain on divestiture, and a net gain of $3 million related to liquidated foreign entities was reclassified to Other income (expense), net. A realized gain of $7 million on securities sold in connection with the divestiture of our WSS and PKI solutions was reclassified to Gain on divestiture. The tax effect of $3 million was reclassified to Income tax expense (benefit).

Note 12. Stock-Based Compensation and Other Benefit Plans

Stock incentive plans

The purpose of our stock incentive plans has been to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. As of March 30, 2018, we have one primary stock incentive plan: the 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, incentive stock options may be granted only to employees (including officers and directors who are also employees) of Symantec or of a parent of Symantec. All other Awards may be granted to employees, officers, directors, consultants, independent contractors and advisors of Symantec or any parent, subsidiary or affiliate of Symantec. As amended in September 2017, our stockholders have approved and reserved 70 million shares of common stock for issuance under the 2013 Plan. As of March 30, 2018, 25 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.

In connection with the acquisitions of various companies, we have assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Our Board of Directors has provided that no new awards will be granted under our acquired stock plans.

RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
Outstanding at March 31, 2017	23	$21.26
Granted	10	$30.01
Vested	(10)	$22.37
Forfeited	(4)	$22.90

Outstanding and unvested at March 30, 2018	19	$25.06	1.0	$500

RSUs granted prior to November 2014 generally vest over a four-year period, whereas RSUs granted thereafter generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2018, 2017, and 2016 was $30.01, $20.56, and $23.20, respectively. The total grant date fair value of RSUs that vested in fiscal 2018, 2017, and 2016 was $294 million, $181 million and $250 million, respectively.

PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Years	Aggregate Intrinsic Value
Outstanding at March 31, 2017	6	$21.05
Granted	4	$32.78
Performance adjustment	6	$21.51
Vested	(13)	$20.75

Outstanding and unvested at March 30, 2018	3	$30.00	1.6	$89

The total grant date fair value of PRUs that vested in fiscal 2018, 2017, and 2016 was $275 million, $14 million, and $9 million, respectively.

Fiscal 2018 PRUs

During fiscal 2018, we granted 3 million PRUs with a three-year cliff vesting period to certain of our executives. Depending on the achievement of the performance and market conditions, 0% to 200% of the target shares are eligible to be earned at the end of fiscal 2020. The performance condition is based on our achievement of the fiscal 2018 non-GAAP earnings per share. The market conditions are based on the achievement of our relative total shareholder return (“TSR”) over two and three-year periods.

During fiscal 2018, 1 million PRUs with a three-year graded vesting period were granted under the acquired companies’ equity award plan and assumed by us. Depending on the achievement of performance conditions based on a mix of fiscal 2018, fiscal 2019 and fiscal 2020 certain product milestones and billings, up to 100% of the target shares are eligible to be earned. As of March 30, 2018, 3 million PRUs granted in fiscal 2018 remained unvested.

Fiscal 2017 PRUs

During fiscal 2017, we granted 2 million PRUs and 3 million PRUs were granted under the Blue Coat equity incentive plan and assumed by us as part of our Blue Coat acquisition, with a graded three-year vesting period to certain of our executives. Depending on the achievement of our fiscal 2018 non-GAAP operating income, 0% to 300% of the target shares are eligible to be earned. Up to 250% of the target shares are eligible to vest at the end of fiscal 2018. Any amounts in excess of 250% will vest at the end of fiscal 2019. Our fiscal 2018 non-GAAP operating income resulted in 268% of target PRUs, or 13 million shares, becoming eligible to be earned, of which 12 million shares vested at the end of fiscal 2018 and will be issued in our third quarter of fiscal 2019, and 1 million shares are eligible to vest at the end of fiscal 2019.

Fiscal 2016 PRUs

During fiscal 2016, we granted 1 million PRUs with a three-year cliff vesting period to certain of our executives. Depending on the achievement of the performance and market conditions, 0% to 200% of the target shares were eligible to be earned at the end of fiscal 2018. The performance condition was based on our achievement of the fiscal 2016 non-GAAP earnings per share. The market conditions were based on the achievements of our relative TSR over two and three-year periods. During fiscal 2018, 1 million shares vested and will be issued in our third quarter of fiscal 2019.

Stock options

(In millions, except per share and year data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Years	Aggregate Intrinsic Value
Outstanding at March 31, 2017	20	$8.94
Assumed in acquisitions	1	$2.23
Exercised	(6)	$8.60
Forfeited and expired	(1)	$14.09

Outstanding and unvested at March 30, 2018	14	$8.53

Exercisable at March 30, 2018	9	$8.42	7.4	$161

The total intrinsic value of options exercised during fiscal 2018, 2017, and 2016 was $131 million, $78 million, and $4 million, respectively.

Restricted stock

In connection with our fiscal 2018 acquisitions, we issued approximately 1 million restricted shares of our common stock with a fair value of $44 million on the issuance date. These restricted shares will be released to the individuals through three annual installments subject to the individuals’ continued employment at Symantec.

Liability-classified awards settled in shares

We will settle certain of our employees’ fiscal 2018 bonuses in RSUs that will be granted and vested in the first quarter of fiscal 2019. In addition, as part of our fiscal 2018 acquisitions, we granted compensatory awards with a fair value of $21 million at the time of the acquisition. These awards are settled in shares of common stock and vest quarterly over three years. As of March 30, 2018, the total liability associated with these liability classified awards was $25 million which is presented in Accrued compensation and benefits in our Consolidated Balance Sheets.

ESPP

Under our 2008 ESPP, employees may annually contribute up to 10% of their gross compensation, subject to certain limitations, to purchase shares of our common stock at a discounted price. Beginning August 16, 2016, eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods, at 85% of the lower of either the fair market value on the purchase date or the fair market value at the beginning of the offering period. Prior to that, employees were able to purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period. As of March 30, 2018, 34 million shares have been issued under this plan and 36 million shares remained available for future issuance.

The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Shares issued under the ESPP	3	3	3
Proceeds from issuance of shares	$69	$56	$54

Valuation assumptions

Valuation of PRUs

The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation option pricing model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	March 30, 2018	March 31, 2017	April 1, 2016
Expected term	2.8 years	N/A	2.8 years
Expected volatility	23.2%	N/A	25.4%
Risk-free interest rate	1.5%	N/A	1.1%
Expected dividend yield	-	N/A	-
Weighted-average grant date fair value of PRUs	$32.78	$19.99	$27.10

N/A: Not applicable as awards did not contain a market condition.

Valuation of ESPP

Prior to August 16, 2016, the fair value of ESPP awards was equal to the discount on the purchase price of the shares. Beginning August 16, 2016, as a result of the lookback feature of our awards, we use the Black-Scholes model to estimate the fair value of rights to acquire shares of common stock under our ESPP using the following weighted-average assumptions:

	March 30, 2018	March 31, 2017
Expected term	0.8 years	0.8 years
Expected volatility	25.4%	23.3%
Risk-free interest	1.3%	0.5%
Expected dividend yield	1.1%	1.3%
Weighted-average grant date fair value	$6.53	$5.24

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized for all of our equity incentive plans in our Consolidated Statements of Operations:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Cost of revenues	$28	$21	$10
Sales and marketing	165	107	53
Research and development	200	110	56
General and administrative	217	202	42
Discontinued operations	-	-	81

Total stock-based compensation expense	$610	$440	$242

Income tax benefit for stock-based compensation expense	$(116)	$(149)	$(75)

The income tax benefit associated with stock-based compensation expense for fiscal 2018 reflects the impact of the enactment of the Act. The tax benefit associated with stock-based compensation expense for fiscal 2017 and 2016 reflects the historical tax rates.

As of March 30, 2018, the total unrecognized stock-based compensation costs, net of estimated forfeitures, were as follows:

(In millions)	Unrecognized compensation cost	Weighted-average remaining years
RSUs	$253	1.6
PRUs	60	1.6
Options	52	0.9
Restricted stock	34	2.3
Liability-classified awards settled in shares	22	1.9
ESPP	9	0.4

Total	$430

Other employee benefit plans

401(k) plan

We maintain a salary deferral 401(k) plan for all of our U.S. employees. This plan allows employees to contribute their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We matched the first 3% of a participant’s eligible compensation prior to December 31, 2016 and the first 3.5% thereafter, up to $6,000 in a calendar year. Our employer matching contributions to the 401(k) plan were as follows:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
401(k) matching contributions	$25	$19	$22

Note 13. Net Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the years ended March 31, 2017 and April 1, 2016, as there was a loss from continuing operations in the periods and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	March 30, 2018	March 31, 2017	April 1, 2016
Income (loss) from continuing operations	$1,127	$(236)	$(821)
Income from discontinued operations, net of income taxes	11	130	3,309

Net income (loss)	$1,138	$(106)	$2,488

Income (loss) per share — basic:
Continuing operations	$1.83	$(0.38)	$(1.23)
Discontinued operations	$0.02	$0.21	$4.94
Net income (loss) per share — basic	$1.85	$(0.17)	$3.71
Income (loss) per share — diluted:
Continuing operations	$1.69	$(0.38)	$(1.23)
Discontinued operations	$0.02	$0.21	$4.94
Net income (loss) per share — diluted(1)	$1.70	$(0.17)	$3.71
Weighted-average outstanding shares — basic	616	618	670
Dilutive potentially issuable shares:
Convertible debt	32	-	-
Employee equity awards	20	-	-

Weighted-average shares outstanding — diluted	668	618	670
Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	-	91	30
Employee equity awards	1	50	19

Total	1	141	49

(1)	Net income (loss) per share amounts may not add due to rounding.

Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during fiscal 2017 due to a loss from continuing operations. The conversion feature of our 2.5% Convertible Senior Notes was also anti-dilutive during fiscal 2016 due to a loss from continuing operations. See Note 7 for more information on our debt.

Note 14. Segment and Geographic Information

We operate in the following two reportable segments, which are the same as our operating segments:

•	Enterprise Security. Our Enterprise Security segment focuses on providing solutions to protect organizations so they can securely conduct business while leveraging new platforms and data. Our Enterprise Security portfolio includes products, services and solutions that are delivered as part of an Integrated Cyber Defense platform.

•

Consumer Digital Safety. Our Consumer Digital Safety segment focuses on providing solutions to protect information, devices, networks and the identities of consumers. These solutions include our Norton-branded security solutions and LifeLock identity theft protection solutions.

Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers (“CODMs”), comprised of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), use our operating segment financial information to evaluate segment performance and to allocate resources.

There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reportable segments:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Total Segments:
Net revenues	$4,834	$4,019	$3,600
Operating income	$1,584	$1,026	$1,026
Enterprise Security:
Net revenues	$2,554	$2,355	$1,930
Operating income	$473	$187	$102
Consumer Digital Safety:
Net revenues	$2,280	$1,664	$1,670
Operating income	$1,111	$839	$924

We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist primarily of stock-based compensation expense; amortization of intangible assets; restructuring, transition and other costs; and acquisition-related costs. In addition, corporate charges previously allocated to Veritas prior to its operational separation in the third quarter of fiscal 2016, but not reclassified within discontinued operations, were not reallocated to our segments. See Note 3 for more information about our discontinued operations.

The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Total segment operating income	$1,584	$1,026	$1,026
Reconciling items:
Unallocated corporate charges related to Veritas	-	-	186
Stock-based compensation expense	610	440	161
Amortization of intangible assets	453	293	86
Restructuring, transition and other costs	410	273	136
Acquisition-related costs	60	120	-
Other unallocated costs	2	-	-

Total consolidated operating income (loss) from continuing operations	$49	$(100)	$457

Products and services revenue information

The following table summarizes net revenues by significant product and services categories:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Enterprise Security:
Endpoint and information protection	$983	$947	$959
Network and web security	782	451	29
WSS and PKI	238	422	413
Other products and services	551	535	529

Total Enterprise Security	$2,554	$2,355	$1,930
Consumer Digital Safety:
Consumer security	$1,504	$1,527	$1,610
Identity and information protection	776	137	60

Total Consumer Digital Safety	2,280	1,664	1,670

Total net revenues	$4,834	$4,019	$3,600

Endpoint and information protection products include endpoint security, advanced threat protection, and information protection solutions and their related support services. Network and web security products include network security, web security, and cloud security solutions and their related support services. WSS and PKI products consist of the solutions we divested on October 31, 2017. Other products and services primarily consist of email security products, managed security services, consulting and other professional services.

Consumer security products include Norton security, Norton Secure VPN, and other consumer security solutions. Identity and information protection products include LifeLock identity theft protection and other information protection solutions.

Geographical information

Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017	April 1, 2016
Americas	$3,031	$2,329	$2,113
EMEA	1,048	955	894
APJ	755	735	593

Total net revenues	$4,834	$4,019	$3,600

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan

Revenues from customers inside the U.S. were $2.8 billion, $2.1 billion and $1.9 billion during fiscal 2018, 2017 and 2016, respectively. No other individual country accounted for more than 10% of revenues.

Most of our assets, excluding cash and cash equivalents and short-term investments, as of March 30, 2018 and March 31, 2017, were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	March 30, 2018	March 31, 2017
U.S.	$858	$950
International	1,304	3,306

Total cash, cash equivalent and short-term investments	$2,162	$4,256

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	March 30, 2018	March 31, 2017
U.S.	$677	$822
International(1)	101	115

Total property and equipment, net	$778	$937

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2018, 2017 and 2016, no customer accounted for more than 10% of our net revenues.

Note 15. Commitments and Contingencies

Lease commitments

We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire at various dates through fiscal 2029. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2022. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense under operating leases was $78 million, $79 million, and $103 million for fiscal 2018, 2017, and 2016, respectively.

The minimum future rentals on non-cancelable operating leases by fiscal year are as follows:

(In millions)	March 30, 2018
2019	$78
2020	49
2021	43
2022	30
2023	16
Thereafter	37

Total minimum future lease payments	253
Sublease income	(17)

Total minimum future lease payments, net	$236

Purchase obligations

We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms.

The following reflects estimated future payments for purchase obligations by fiscal year:

(In millions)	March 30, 2018
2019	$496
2020	85
2021	41
2022	18
2023	13
Thereafter	6

Total purchase obligations	$659

Deemed repatriation taxes

Under the Act, we are required to pay a one-time transition tax on untaxed foreign earnings of our foreign subsidiaries over an 8-year period. See Note 10 for more information regarding the Act and its impact on our income taxes. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	March 30, 2018
2019	$72
2020	72
2021	72
2022	72
2023	72
Thereafter	536

Total obligations	$896

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any material liabilities related to such indemnification obligations in our Consolidated Financial Statements.

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

Litigation contingencies

Audit Committee Investigation

Several securities class action and derivative lawsuits were filed against us following our announcement on May 10, 2018 of the Audit Committee Investigation, including an action brought derivatively on behalf of Symantec’s 2008 Employee Stock Purchase Plan. In addition, we have received certain demands from purported stockholders to inspect corporate books and records under Delaware law. No specific amounts of damages have been alleged in these lawsuits. We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our Audit Committee Investigation are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.

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

Finjan

On August 28, 2013, Finjan filed a complaint against Blue Coat Systems, Inc. in the U.S. District Court for the Northern District of California alleging that certain Blue Coat products infringe six of Finjan’s U.S. patents. On August 4, 2015, a jury returned a verdict that certain Blue Coat products infringe five of the Finjan patents-in-suit and awarded Finjan lump-sum damages of $40 million. On November 20, 2015, the trial court entered a judgment in favor of Finjan on the jury verdict and certain non-jury legal issues. On July 28, 2016, in its ruling on post-trial motions the trial court denied Blue Coat’s motions seeking a new trial or judgment as a matter of law and denied Finjan’s request for enhanced damages and attorneys’ fees. In August 2016, we completed our acquisition of Blue Coat. We subsequently filed an appeal with the Federal Circuit Court of Appeals. On January 10, 2018, the Federal Circuit Court of Appeals issued an opinion favorable to us. The decision reversed or vacated all but $8 million of the judgment against Blue Coat and remanded to the District Court to determine whether Finjan is entitled to a new trial on damages related to one of the patents. Blue Coat previously accrued $40 million in connection with Finjan, which was assumed by us as a part of the acquisition of Blue Coat. On February 28, 2018, we entered into a confidential settlement agreement with Finjan. We agreed to pay Finjan $65 million in exchange for a global license to Finjan’s patent portfolio. The settlement agreement resolved all pending litigations between the parties, including Blue Coat. Refer to Note 5 to the Consolidated Financial Statements for further information.

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

Note 16. Subsequent Events

Restructuring plan

On August 2, 2018, we announced a restructuring plan under which we will initiate targeted reductions of our global workforce of up to approximately 8%. We estimate that we will incur total costs in connection with the restructuring plan of approximately $50 million, primarily for severance and termination benefits. These actions are expected to be completed in fiscal 2019.

Purchase obligations

In September 2018, we entered into a five-year purchase agreement with a service provider for a total contract value of $500 million.

Debt covenant compliance

Subsequent to March 30, 2018, we did not meet the requirements in the Senior Term Loan agreements A-2, A-5, the revolving credit facility agreement, the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to deliver audited financial statements for our fiscal year ended March 30, 2018 and file our annual report on Form 10-K for such period with the SEC by the specified deadlines. In addition, we subsequently did not meet the requirements under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to file our quarterly report on Form 10-Q for our fiscal quarter ended June 29, 2018 with the SEC by the specified deadlines.

On June 22, 2018, we reached agreement with lenders to waive the financial reporting requirements under the Senior Term Loan agreements A-2, A-5 and the revolving credit facility agreement through October 27, 2018. We satisfied these requirements for our fiscal year 2018 by filing this Form 10-K for our year ended March 30, 2018.

The filing of this Form 10-K also satisfied our SEC reporting requirements for our fiscal year ended March 30, 2018 under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025. We have not yet met our SEC reporting requirements under these notes for our quarter ended June 30, 2018.

The failure to meet these reporting requirements under the 5.0% Notes and the Convertible Senior Notes does not mature into the right for noteholders to take action until notice is received from noteholders and a grace period, as defined in the associated indentures, has passed. Furthermore, according to the Convertible Senior Note agreements, we have the option to remedy an event of default by paying additional interest for up to 360 days after the passage of the grace period. As of this date, no notice has been received from noteholders.

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

3. Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.01(§)	Purchase Agreement dated as of August 11, 2015, by and between Symantec Corporation and Havasu Holdings Ltd.	8-K	000-17781	2.01	8/13/2015

2.02	Amendment, dated January 19, 2016, to the Purchase Agreement dated as of August 11, 2015, by and between Symantec Corporation and Veritas Holdings Ltd. (f/k/a Havasu Holdings Ltd.)	8-K	000-17781	2.01	1/20/2016

2.03(§)	Agreement and Plan of Merger, dated as of June 12, 2016, by and among Symantec Corporation, S-B0616 Merger Sub, Inc. and Blue Coat, Inc.	8-K	000-17781	2.01	6/14/2016

2.04	Investment Agreement, dated as of June 12, 2016, by and among Symantec Corporation, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.05	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Symantec Corporation, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016

2.06(§)(**)	Agreement and Plan of Merger, dated as of November 20, 2016, by and among Symantec Corporation, L1116 Merger Sub, Inc. and LifeLock, Inc.	8-K	001-35671	2.01	11/21/2016

2.07(**)	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 16, 2017, by and among Symantec Corporation, L1116 Merger Sub, Inc. and LifeLock, Inc.	8-K	001-35671	2.01	1/17/2017

2.08	Form of Support Agreement by and among Symantec Corporation and the stockholders of LifeLock, Inc. listed on Annex A therein.	8-K	000-17781	2.02	11/21/2016

2.09(§)	Purchase Agreement by and among Symantec Corporation, DigiCert Parent, Inc., and DigiCert, Inc. dated as of August 2, 2017.	10-Q	000-17781	2.01	11/3/2017

3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation.	S-8	333-119872	4.01	10/21/2004

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation.	S-8	333-126403	4.03	7/6/2005

3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation.	10-Q	000-17781	3.01	8/5/2009

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.04	Certificate of Designations of Series A Junior Preferred Stock of Symantec Corporation dated June 25, 2015.	8-K	000-17781	3.01	6/26/2015

3.05	Bylaws, as amended, of Symantec Corporation.	10-K	000-17781	3.05	5/19/2017

4.01	Form of Common Stock Certificate.	S-3ASR	333-139230	4.07	12/11/2006

4.02	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	9/16/2010

4.03	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.04	9/16/2010

4.04	Form of Global Note for Symantec’s 2.750% Senior Notes due 2017 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.03	6/14/2012

4.05	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.04	6/14/2012

4.06	Indenture, dated as of March 4, 2016, by and between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 2.500% Convertible Senior Notes Due 2021).	8-K	000-17781	10.02	3/7/2016

4.07	Amendment Agreement, dated as of July 18, 2016, by and among Symantec Corporation, Symantec Operating Corporation, the Lenders and the New Term Lenders, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A.	10-Q	000-17781	4.02	8/5/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.08	Amended and Restated Credit Agreement, effective as of August 1, 2016, among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.	10-Q	000-17781	4.03	8/5/2016

4.09	Indenture, dated as of August 1, 2016, by and between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including the form of 2.00% Convertible Senior Note Due 2021).	10-Q	000-17781	4.04	8/5/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.10	Term Loan Agreement, dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.	10-Q	000-17781	4.05	8/5/2016

4.11	Assignment and Assumption, dated October 3, 2016, to the Term Loan Agreement dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.	10-Q	000-17781	4.01	2/3/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.12	First Amendment, dated December 12, 2016, to the Term Loan Agreement, dated as of August 1, 2016, among Symantec Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.	10-Q	000-17781	4.02	2/3/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.13	First Amendment, dated December 12, 2016, to the Credit Agreement, effective as of August 1, 2016, among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.	10-Q	000-17781	4.03	2/3/2017

4.14	Base Indenture, dated as of February 9, 2017, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.15	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017

10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006

10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016

10.03(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010

10.04(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011

10.05(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended.	10-K	000-17781	10.10	5/20/2016

10.06(*)	Form of Vontu, Inc. Stock Option Agreement.	S-8	333-148107	99.03	12/17/2007

10.07(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant - Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement.	10-K	000-17781	10.13	5/20/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.08(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended.					X

10.09(*)	Symantec Corporation 2013 Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/3/2017

10.10(*)	Forms of award agreements under 2013 Equity Incentive Plan.					X

10.11(*)	Blue Coat, Inc. 2016 Equity Incentive Plan, including forms of awards thereunder.	S-8	333-212847	99.01	8/2/2016

10.12(*)	Batman Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan, including form of Stock Option Agreement thereunder.	S-8	333-212847	99.02	8/2/2016

10.13(*)	LifeLock, Inc. 2012 Incentive Compensation Plan and forms of option and restricted stock unit award agreements thereunder.	S-8	333-216132	99.02	2/17/2017

10.14(*)	Skycure Ltd. Share Incentive Plan, including forms of awards thereunder.	S-8	333-219714	99.01	8/4/2017

10.15(*)	Skycure Ltd. 2017 Equity Incentive Plan, including forms of awards thereunder.	S-8	333-219714	99.02	8/4/2017

10.16(*)	Fireglass Ltd. 2015 Share Incentive Plan.	S-8	333-219714	99.03	8/4/2017

10.17(*)	Symantec Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013

10.18(*)	Symantec Corporation Executive Retention Plan, as amended and restated.					X

10.19(*)	Symantec Corporation Executive Severance Plan.					X

10.20(*)	Employment Letter dated as of June 12, 2016 by and between Gregory S. Clark, Symantec Corporation and Blue Coat, Inc.	10-Q	000-17781	10.03	8/5/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.21(*)	Offer letter dated as of June 12, 2016 by and between Michael Fey and Symantec Corporation.	10-Q	000-17781	10.04	8/5/2016

10.22(*)	Employment Offer letter, dated as of June 12, 2016, by and between Nicholas Noviello and Symantec Corporation.	8-K	000-17781	10.01	11/4/2016

10.23(*)	FY18 Executive Annual Incentive Plan - Chief Executive Officer.	10-Q	000-17781	10.01	8/4/2017

10.24(*)	FY18 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.	10-Q	000-17781	10.02	8/4/2017

10.25(*)	FY19 Executive Annual Incentive Plan - Chief Executive Officer.					X

10.26(*)	FY19 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.					X

10.27 (§§)	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990.	S-4	33-35385	10.37	6/13/1990

10.28(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27 Exhibit C	8/6/1999

10.29	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation.	10-Q	000-17781	10.01	8/7/2007

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.30	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation.	10-Q	000-17781	10.01	2/2/2011

10.31	Investment Agreement, dated as of February 3, 2016, by and among Symantec Corporation and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016

10.32	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Symantec Corporation and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016

10.33	Agreement between Symantec Corporation and Starboard Value LP	8-K	000-17781	10.01	9/17/2018

21.01	Subsidiaries of Symantec Corporation.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

24.01	Power of Attorney (see Signature page to this annual report).					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Labels Linkbase Document					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.

**	Filed by LifeLock, Inc.

§

The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally copies of any such exhibits and schedules to the SEC upon request.

§§	Paper filing.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 26th day of October 2018.

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

Signature	Title	Date

/s/ Gregory S. Clark Gregory S. Clark	Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2018

/s/ Nicholas R. Noviello Nicholas R. Noviello	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 26, 2018

/s/ Daniel H. Schulman Daniel H. Schulman	Chairman of the Board	October 26, 2018

/s/ Frank E. Dangeard Frank E. Dangeard	Director	October 26, 2018

/s/ Peter A. Feld Peter A. Feld	Director	October 26, 2018

/s/ Dale L. Fuller Dale L. Fuller	Director	October 26, 2018

/s/ Kenneth Y. Hao Kenneth Y. Hao	Director	October 26, 2018

/s/ David W. Humphrey David W. Humphrey	Director	October 26, 2018

Signature	Title	Date

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	October 26, 2018

/s/ David L. Mahoney David L. Mahoney	Director	October 26, 2018

/s/ Robert S. Miller Robert S. Miller	Director	October 26, 2018

/s/ Anita M. Sands Anita M. Sands	Director	October 26, 2018

/s/ V. Paul Unruh V. Paul Unruh	Director	October 26, 2018

/s/ Suzanne M. Vautrinot Suzanne M. Vautrinot	Director	October 26, 2018