Form 10-Q
period 2018-06-29
SYMANTEC CORP
filed 2018-11-16
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of November 5, 2018 was 638,888,439 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended June 29, 2018

EXPLANATORY NOTE
As previously reported, we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended March 30, 2018, this Quarterly Report on Form 10-Q for the first quarter of fiscal 2019 ended June 29, 2018 and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019 ended September 28, 2018 as a result of an Audit Committee investigation as described herein. We filed our late Annual Report on Form 10-K for the fiscal year ended March 30, 2018 on October 26, 2018 and are filing our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019 simultaneously herewith.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	June 29, 2018	March 30, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,001	$1,774
Short-term investments	324	388
Accounts receivable, net	502	809
Other current assets	501	522
Total current assets	3,328	3,493
Property and equipment, net	758	778
Intangible assets, net	2,532	2,643
Goodwill	8,322	8,319
Other long-term assets	1,308	526
Total assets	$16,248	$15,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170	$168
Accrued compensation and benefits	165	262
Contract liabilities	2,137	2,368
Other current liabilities	403	372
Total current liabilities	2,875	3,170
Long-term debt	5,032	5,026
Long-term contract liabilities	630	735
Deferred income tax liabilities	598	592
Long-term income taxes payable	1,112	1,126
Other long-term liabilities	83	87
Total liabilities	10,330	10,736
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 631 and 624 shares issued and outstanding as of June 29, 2018 and March 30, 2018, respectively	4,780	4,691
Accumulated other comprehensive income (loss)	(20)	4
Retained earnings	1,158	328
Total stockholders’ equity	5,918	5,023
Total liabilities and stockholders’ equity	$16,248	$15,759

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	June 29, 2018	June 30, 2017
Net revenues	$1,156	$1,175
Cost of revenues	249	257
Gross profit	907	918
Operating expenses:
Sales and marketing	386	433
Research and development	237	233
General and administrative	133	149
Amortization of intangible assets	53	59
Restructuring, transition and other costs	96	88
Total operating expenses	905	962
Operating income (loss)	2	(44)
Interest expense	(52)	(84)
Other expense, net	(19)	(6)
Loss from continuing operations before income taxes	(69)	(134)
Income tax benefit	(4)	(24)
Loss from continuing operations	(65)	(110)
Income (loss) from discontinued operations, net of income taxes	5	(23)
Net loss	$(60)	$(133)

Income (loss) per share - basic and diluted:
Continuing operations	$(0.10)	$(0.18)
Discontinued operations	$0.01	$(0.04)
Net loss per share - basic and diluted (1)	$(0.10)	$(0.22)

Weighted-average shares outstanding - basic and diluted	624	609

Cash dividends declared per common share	$0.075	$0.075

(1) Net loss per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended
	June 29, 2018	June 30, 2017
Net loss	$(60)	$(133)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(24)	(2)
Comprehensive loss	$(84)	$(135)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	June 29, 2018	June 30, 2017
OPERATING ACTIVITIES:
Net loss	$(60)	$(133)
(Income) loss from discontinued operations, net of income taxes	(5)	23
Adjustments:
Amortization and depreciation	152	165
Impairments of long-lived assets	4	14
Stock-based compensation expense	113	147
Deferred income taxes	(42)	(62)
Other	(21)	26
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	321	188
Accounts payable	19	(32)
Accrued compensation and benefits	(77)	(68)
Contract liabilities	(106)	(21)
Income taxes payable	(1)	2
Other assets	(5)	41
Other liabilities	39	(39)
Net cash provided by continuing operating activities	331	251
Net cash used in discontinued operating activities	—	(38)
Net cash provided by operating activities	331	213
INVESTING ACTIVITIES:
Additions to property and equipment	(44)	(47)
Payments for acquisitions, net of cash acquired	(5)	(8)
Proceeds from maturities and sales of short-term investments	64	—
Other	(5)	1
Net cash provided by (used in) investing activities	10	(54)
FINANCING ACTIVITIES:
Repayments of debt	—	(2,010)
Net proceeds from sales of common stock under employee stock incentive plans	4	11
Tax payments related to restricted stock units	(42)	(61)
Dividends and dividend equivalents paid	(60)	(66)
Net cash used in financing activities	(98)	(2,126)
Effect of exchange rate fluctuations on cash and cash equivalents	(16)	26
Change in cash and cash equivalents	227	(1,941)
Beginning cash and cash equivalents	1,774	4,247
Ending cash and cash equivalents	$2,001	$2,306

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. The results of operations for the three months ended June 29, 2018, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three-month periods in this report relate to fiscal periods ended June 29, 2018 and June 30, 2017, each consisting of 13 weeks. Our 2019 fiscal year consists of 52 weeks and ends on March 29, 2019.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of revenue recognition, valuation of goodwill, intangible assets and long-lived assets, income taxes, valuation of stock-based awards and recognition of stock-based compensation expense, and loss contingencies. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the three months ended June 29, 2018, except for those noted in Note 2 and Note 3, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Revenue Recognition - Contracts with Customers. In May 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance for revenue from contracts with customers. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to receive in exchange for those goods or services. In addition, companies are required to capitalize certain contract acquisition costs, including commissions paid, when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a straight-line basis consistent with the timing of transfer of the products or services to which the asset relates.
On March 31, 2018, the first day of our fiscal 2019, we adopted the new guidance on a modified retrospective basis, applying the practical expedient to all uncompleted contracts as of March 31, 2018, and as a result, results for reporting periods beginning in the first quarter of our fiscal 2019 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported under the prior revenue recognition guidance.
During the three months ended June 29, 2018, as a result of the adoption of the new revenue recognition guidance, our net revenue increased $5 million and operating expenses decreased $9 million.

The effects of the adoption of the new revenue recognition guidance on our June 29, 2018 Condensed Consolidated Balance Sheets were as follows:

	As of June 29, 2018
(In millions)	As Reported	Balances Without Adoption of New Standard	Effect of Change
Accounts receivable, net	$502	$459	$43
Other current assets (1)	$501	$490	$11
Other long-term assets (2)	$1,308	$1,260	$48
Total assets	$16,248	$16,146	$102

Short-term contract liabilities	$2,137	$2,242	$(105)
Other current liabilities	$403	$377	$26
Long-term contract liabilities	$630	$708	$(78)
Deferred income tax liabilities	$598	$551	$47
Total liabilities	$10,330	$10,440	$(110)

Accumulated other comprehensive loss	$(20)	$(16)	$(4)
Retained earnings	$1,158	$942	$216
Total stockholders’ equity	$5,918	$5,706	$212

(1)	As reported includes short-term deferred commissions of $87 million. The balance without adoption of new standard includes short-term deferred commissions of $80 million.

(2)	As reported includes long-term deferred commissions of $88 million. The balance without adoption of new standard includes long-term deferred commissions of $39 million.
The adoption of the new revenue recognition guidance had no impact on our Condensed Consolidated Statements of Cash Flows.
Financial Instruments - Recognition and Measurement. In January 2016, the FASB issued new authoritative guidance on financial instruments. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. We adopted this new guidance in the first quarter of fiscal 2019. Substantially all of our equity investments that were not accounted for under the equity method were previously accounted for under the cost method and are now accounted for using the measurement alternative defined as cost, less impairments, adjusted for observable price changes. Based on the composition of our investment portfolio, the adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
Income Taxes - Intra-Entity Asset Transfers Other Than Inventory. In October 2016, the FASB issued new authoritative guidance that requires entities to immediately recognize the tax consequences of intercompany asset transfers, excluding inventory, at the transaction date, rather than deferring the tax consequences under legacy GAAP. We adopted this new guidance in the first quarter of fiscal 2019 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment of a $742 million increase to retained earnings. This cumulative-effect adjustment primarily consisted of additional deferred tax assets related to an intra-entity sale of intangible assets in periods prior to adoption, partially offset by the write-off of income tax consequences deferred from pre-adoption intra-entity transfers and other liabilities for amounts not recognized under legacy GAAP.

Opening Balance Sheet Adjustments
The following summarizes the effect of adopting the above new accounting standards:

(in millions)	Balance as of March 30, 2018	Revenue Recognition Guidance	Accounting for Income Taxes Guidance	Opening Balance as of March 31, 2018
Accounts receivable, net	$809	$24	$—	$833
Other current assets (1)	$522	$(8)	$(8)	$506
Other long-term assets (2)	$526	$57	$750	$1,333
Total assets	$15,759	$73	$742	$16,574

Short-term contract liabilities	$2,368	$(107)	$—	$2,261
Other current liabilities	$372	$(2)	$—	$370
Long-term contract liabilities	$735	$(62)	$—	$673
Deferred income tax liabilities	$592	$47	$—	$639
Total liabilities	$10,736	$(124)	$—	$10,612

Stockholders’ equity:
Retained earnings	$328	$197	$742	$1,267

(1)
The balance as of March 30, 2018, includes income tax receivable and prepaid income taxes of $107 million and short-term deferred commissions of $94 million. The opening balance as of March 31, 2018, includes income tax receivable and prepaid income taxes of $99 million and short-term deferred commissions of $86 million.

(2)
The balance as of March 30, 2018, includes long-term deferred commissions of $35 million, long-term income tax receivable and prepaid income taxes of $61 million and deferred income tax assets of $46 million. The opening balance as of March 31, 2018, includes long-term deferred commissions of $92 million, long-term income tax receivable and prepaid income taxes of $29 million and deferred income tax assets of $828 million.

Recently issued authoritative guidance not yet adopted
Leases. In February 2016, the FASB issued new guidance on lease accounting which will require lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and will also require disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. The new guidance will be effective for us in our first quarter of fiscal 2020. Early adoption is permitted but we do not plan to adopt the provisions of the new guidance early. We are currently in the assessment phase to determine the adoption methodology and are evaluating the impact of this new standard on our Consolidated Financial Statements and disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report. We are evaluating the impact to our Consolidated Financial Statements as it relates to other aspects of the business.
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
Accumulated Other Comprehensive Income. In February 2018, the FASB issued new authoritative guidance that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (H.R.1) (the “Act”) to retained earnings. The amendment will be effective for us in our first quarter of fiscal 2020. If we decide to adopt this amendment, we do not expect that it will have a material impact on our Consolidated Financial Statements.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our consolidated financial position, operating results or disclosures.

Note 3. Revenues
General
We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. Revenue is recognized net of allowances for returns, discounts, distributor incentives and end-user rebates, and any taxes collected from customers and subsequently remitted to governmental authorities.
For arrangements with multiple performance obligations, which may include hardware, software licenses, cloud services, support and maintenance, and professional services, we allocate revenue to each performance obligation on a relative fair value basis based on management’s estimate of stand-alone selling price (“SSP”). Judgment is required to determine the SSP for each performance obligation. The determination of SSP is made by taking into consideration observable prices in historical transactions. When observable prices in historical transactions are not available or are inconsistent, we estimate SSP based on observable prices in historical transactions of similar products, pricing discount practices, product margins, and other factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation.
Enterprise Security
Revenue for our Enterprise Security products is earned from arrangements that can include various combinations of software licenses, cloud services, hardware, support and maintenance, and professional services, which are sold directly to end-users or through a multi-tiered distribution channel.
We generally do not offer rights of return for Enterprise Security products and the distribution channel does not hold inventory. As a result, historical returns and related reserves have been insignificant. We offer channel rebates and marketing programs for our Enterprise Security products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. We had reserves for Enterprise Security rebates and marketing programs of $5 million recorded in Other current liabilities as of June 29, 2018, and $6 million recorded against Accounts receivable, net as of March 30, 2018.
Consumer Digital Safety
We sell consumer products and services directly to end-users and consumer packaged software products through a multi-tiered distribution channel.
We offer various channel and end-user rebates for our Consumer Digital Safety products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We record estimated reserves for channel and end-user rebates as an offset to revenue or contract liabilities. We had reserves for Consumer Digital Safety rebates of $11 million recorded in Other current liabilities as of June 29, 2018 and $21 million recorded against Accounts receivable, net as of March 30, 2018. For consumer products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
Performance obligations
At contract inception, we assess the products and services promised in the contract to identify each performance obligation and evaluate whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In determining whether products and services are considered distinct performance obligations, we assess whether the customer can benefit from the products and services on their own or together with other readily available resources, and whether our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.

Our typical performance obligations include the following:

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
Timing of revenue recognition
As a result of the adoption of the new revenue recognition guidance, the timing of recognition of certain of our performance obligations has changed. For example, certain term-based licenses with distinct performance obligations have a portion of revenue recognized up front when the software activation keys have been made available for download, whereas these arrangements were previously recognized over time. In addition, allocating the transaction price for perpetual software licenses and support on a relative standalone selling price basis under the new guidance has generally resulted in more revenue allocated to the upfront license compared to the residual method of allocation under the previous guidance. Conversely, certain of our perpetual licenses are not distinct from their accompanying support and maintenance under the new guidance and are now recognized over time.
The following table provides our revenue disaggregated by the timing of recognition under both the new guidance and the legacy guidance during the three months ended June 29, 2018.

(In millions)	As Reported	Amounts Without Adoption of New Standard	Effect of Change
Enterprise Security:
Products and services transferred at a point in time	$99	$61	$38
Products and services transferred over time	$457	$490	$(33)
Consumer Digital Safety:
Products and services transferred at a point in time	$12	$12	$—
Products and services transferred over time	$588	$588	$—
Total
Products and services transferred at a point in time	$111	$73	$38
Products and services transferred over time	$1,045	$1,078	$(33)
Contract liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of our performance obligations. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Certain arrangements in our Consumer Digital Safety segment include terms that allow the end user to terminate the contract and receive a pro-rata refund for a period of time. In these arrangements, we have concluded there are no enforceable rights and obligations during the period in which the option to cancel is exercisable by the customer and therefore the consideration received or due from the customer is recorded as a customer deposit liability.
During the three months ended June 29, 2018, we recognized $848 million of revenue from our beginning contract liabilities balance.
Contract acquisition costs
Sales commissions that are incremental to obtaining a customer contract for which revenue is deferred are accrued and capitalized, and subsequently amortized to sales and marketing expense on a straight-line basis over three years, the expected period of benefit. In arriving at the average period of benefit, we evaluate both qualitative and quantitative factors which include historical customer renewal rates, anticipated renewal periods, and the estimated useful life of the underlying product sold as part of the transaction. Commissions paid on renewals of support and maintenance are not commensurate with the initial commissions paid, and therefore the amortization period of commissions for initial contracts considers the estimated term of specific anticipated renewal contracts over the life of the customer.

During the three months ended June 29, 2018, we recognized $23 million of amortization expense of capitalized contract acquisition costs. There were no impairment losses recognized during the period.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of June 29, 2018, we had $2.8 billion of remaining performance obligations and the approximate percentages expected to be recognized as revenue in the future are as follows:

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
(In millions, except percentages)		0 - 12 Months	13 - 24 Months	25 - 36 Months	Over 36 Months
Enterprise Security	$1,747	65%	23%	10%	2%
Consumer Digital Safety	1,053	96%	3%	1%	—%
Total	$2,800	77%	15%	7%	1%
Note 4. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Enterprise Security	Consumer Digital Safety	Total
Balance as of March 30, 2018	$5,734	$2,585	$8,319
Acquisitions	—	6	6
Translation adjustments	(2)	(1)	(3)
Balance as of June 29, 2018	$5,732	$2,590	$8,322
During the three months ended June 29, 2018, we completed the acquisition of a business for a net cash purchase price of $5 million.
Intangible assets, net

	June 29, 2018			March 30, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,462	$(409)	$1,053	$1,462	$(357)	$1,105
Developed technology	1,039	(419)	620	1,037	(361)	676
Finite-lived trade names and other	13	(9)	4	13	(8)	5
Total finite-lived intangible assets	2,514	(837)	1,677	2,512	(726)	1,786
Indefinite-lived trade names	852	—	852	852	—	852
In-process research and development	3	—	3	5	—	5
Total intangible assets	$3,369	$(837)	$2,532	$3,369	$(726)	$2,643
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Statements of Operations Classification
(In millions)	June 29, 2018	June 30, 2017
Customer relationships and other	$53	$59	Operating expenses
Developed technology	58	55	Cost of revenues
Total	$111	$114

As of June 29, 2018, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	June 29, 2018
Remainder of 2019	$330
2020	434
2021	323
2022	262
2023	220
Thereafter	108
Total	$1,677
Note 5. Supplementary Information (in millions)
Cash and cash equivalents:

	June 29, 2018	March 30, 2018
Cash	$472	$1,016
Cash equivalents	1,529	758
Total cash and cash equivalents	$2,001	$1,774
Other current assets:

	June 29, 2018	March 30, 2018
Prepaid expenses	$184	$177
Income tax receivable and prepaid income taxes	79	107
Short-term deferred commissions	87	94
Assets held for sale	26	26
Other	125	118
Total other current assets	$501	$522
In October 2018, we completed the sale of certain land and buildings that were reported as assets held for sale as of June 29, 2018 and March 30, 2018 for a sales price of $26 million, net of selling costs, which was equal to their carrying value.
Property and equipment, net:

	June 29, 2018	March 30, 2018
Land	$65	$66
Computer hardware and software	1,083	1,081
Office furniture and equipment	106	110
Buildings	365	365
Leasehold improvements	328	339
Construction in progress	37	29
Total property and equipment, gross	1,984	1,990
Accumulated depreciation and amortization	(1,226)	(1,212)
Total property and equipment, net	$758	$778

Other long-term assets:

	June 29, 2018	March 30, 2018
Cost method investments	$175	$175
Equity method investment	108	134
Long-term income tax receivable and prepaid income taxes	29	61
Deferred income tax assets	828	46
Long-term deferred commissions	88	35
Other	80	75
Total other long-term assets	$1,308	$526
Short-term contract liabilities:

	June 29, 2018	March 30, 2018
Deferred revenue	$1,686	$2,368
Customer deposit liabilities	451	—
Total short-term contract liabilities	$2,137	$2,368
Long-term income taxes payable:

	June 29, 2018	March 30, 2018
Deemed repatriation tax payable	$820	$824
Uncertain tax positions (including interest and penalties)	292	302
Total long-term income taxes payable	$1,112	$1,126
Other income (expense), net:

	Three Months Ended
	June 29, 2018	June 30, 2017
Interest income	$7	$6
Loss from equity interest	(26)	—
Foreign exchange loss	(9)	(14)
Other	9	2
Total other expense, net	$(19)	$(6)
Note 6. Financial Instruments and Fair Value Measurements
For financial instruments measured at fair value, fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability.
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

Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	June 29, 2018			March 30, 2018
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$1,418	$1,418	$—	$679	$679	$—
Certificates of deposit	111	—	111	79	—	79
Short-term investments:
Corporate bonds	318	—	318	374	—	374
Commercial paper	—	—	—	2	—	2
Certificates of deposit	6	—	6	12	—	12
Total	$1,853	$1,418	$435	$1,146	$679	$467
The following table presents the contractual maturities of our investments in debt securities as of June 29, 2018:

(In millions)	Fair Value
Due in one year or less	$88
Due after one year through five years	236
Total	$324
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment and our long-term debt.
Non-marketable equity investments
Our non-marketable equity investments are investments in privately-held companies without a readily determinable fair value. Prior to March 31, 2018, we accounted for substantially all of these investments at cost less impairment and recognized realized gains or losses from sale or impairment in Other expense, net in our Condensed Consolidated Statements of Operations.
Effective March 31, 2018, we adopted the new accounting guidance related to the recognition and measurement of financial instruments. As a result, starting the first quarter of fiscal 2019, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on these investments, whether realized or unrealized, are recognized in Other expense, net in our Condensed Consolidated Statements of Operations. As of June 29, 2018 and March 30, 2018, the carrying value of our non-marketable equity investments was $175 million.
Equity method investment
Our investment in equity securities that is accounted for using the equity method is included in Long-term other assets in our Condensed Consolidated Balance Sheets and consists of our equity investment in a privately-held company that had a carrying value of $108 million and $134 million at June 29, 2018 and March 30, 2018, respectively.
We recorded a loss from equity interests of $26 million during the three months ended June 29, 2018, in Other expense, net in our Condensed Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Condensed Consolidated Balance Sheets.
The following table summarizes unaudited financial data from the privately-held company for the three months ended March 31, 2018, which was provided to us on a three-month lag:

(In millions)
Revenue	$66
Gross profit	$53
Net loss	$(82)
Current and long-term debt
As of June 29, 2018 and March 30, 2018, the total fair value of our current and long-term fixed rate debt was $3.9 billion. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.

Note 7. Debt
The following table summarizes components of our long-term debt:

(In millions, except percentages)	June 29, 2018	March 30, 2018	Effective Interest Rate
Senior Term Loan A-2 due August 1, 2019	$600	$600	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	5,100	5,100
Less: Unamortized discount and issuance costs	(68)	(74)
Total long-term debt	$5,032	$5,026

(1)
The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and the underlying loan agreements. The interest rates for the outstanding senior term loans are as follows:

	June 29, 2018	March 30, 2018
Senior Term Loan A-2 due August 1, 2019	3.88%	3.31%
Senior Term Loan A-5 due August 1, 2021	4.08%	3.54%
As of June 29, 2018, the future contractual maturities of debt by fiscal year are as follows:

(In millions)	June 29, 2018
2020	$600
2021	1,250
2022	1,750
2023	400
Thereafter	1,100
Total future maturities of debt	$5,100
Based on the closing price of our common stock of $20.65 on June 29, 2018, the if-converted values of our 2.5% and 2.0% Convertible Senior Notes exceeded the principal amount by approximately $116 million and $15 million, respectively.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Contractual interest expense	$9	$9
Amortization of debt discount and issuance costs	$4	$4
Revolving credit facility
We have an unsecured revolving credit facility to borrow up to $1.0 billion through May 10, 2021. For our current credit rating, borrowings under the credit facility are subject to the same interest rate as our Senior Term Loan A-2. We are obligated to pay commitment fees on the unused commitment at a rate based on our debt ratings. As of June 29, 2018 and March 30, 2018, there were no borrowings outstanding under this revolving credit facility.
Covenant compliance
The Senior Term Loan agreements A-2, A-5 and our revolving credit facility contain customary representations and warranties, affirmative and negative covenants, including compliance with specified financial ratios, non-financial covenants for financial reporting, and restrictions on subsidiary indebtedness, liens, stock repurchases and dividends (with exceptions permitting our regular quarterly dividend). Our Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 also require us to file periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) by specified deadlines.

As of June 29, 2018, we had not met the requirements in the Senior Term Loan agreements A-2, A-5, the revolving credit facility agreement, the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to deliver audited financial statements for our fiscal year ended March 30, 2018 and file our Annual Report on Form 10-K for such period with the SEC. In addition, we subsequently did not meet the requirements under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to file our quarterly report on Form 10-Q for our fiscal quarter ended June 29, 2018 with the SEC by the specified deadline.
On June 22, 2018, we reached an agreement with lenders to waive the financial reporting requirements under the Senior Term Loan agreements A-2, A-5 and the revolving credit facility agreement through October 27, 2018. On October 26, 2018 we satisfied these requirements for our fiscal year ended March 30, 2018 by filing our Form 10-K for such period with the SEC.
The filing of our Form 10-K and this Form 10-Q for the first quarter ended June 29, 2018 also satisfied our SEC reporting requirements for our year ended March 30, 2018 and our quarter ended June 29, 2018, respectively, under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025. However, we have not yet met our SEC reporting requirements under these notes for our quarterly period ended September 28, 2018.
The failure to meet these reporting requirements under the 5% Notes and the Convertible Senior Notes does not mature into the right for noteholders to take action until notice is received from noteholders and a grace period, as defined in the associated indentures, has passed. Furthermore, according to the Convertible Senior Note agreements, we have the option to remedy an event of default by paying additional interest for up to 360 days after the passage of the grace period. As of the date of this filing, no notice has been received from noteholders.
Because we expected as of June 29, 2018 that we will comply with all of our debt covenants before the applicable grace periods have passed and waivers have expired, we have classified all of the associated outstanding debt as long-term debt in our Condensed Consolidated Balance Sheets.
Note 8. Derivatives
We conduct business in numerous currencies throughout our worldwide operations and our entities hold monetary assets or liabilities, earn revenues and/or incur costs in currencies other than their functional currency. As a result, we are exposed to foreign exchange gains or losses which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts for up to six months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	June 29, 2018	March 30, 2018
Foreign exchange forward contracts purchased	$856	$697
Foreign exchange forward contracts sold	$171	$151
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. As of June 29, 2018 and March 30, 2018, the fair value was insignificant. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of June 29, 2018 and March 30, 2018.
Our foreign exchange forward contracts are not designated as hedging instruments. The related gain (loss) recognized in Other expense, net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Foreign exchange forward contracts gain (loss)	$(36)	$10
Note 9. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs consist primarily of severance, facilities, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. In addition, transition costs include expenses associated with divestitures of our product lines.

Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”), under which we reduced headcount and closed certain facilities. These actions were substantially completed at the end of our first quarter of fiscal 2019. As of June 29, 2018, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2025.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs are presented in the table below:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Severance and termination benefit costs	$12	$27
Other exit and disposal costs	9	32
Asset write-offs	2	1
Transition costs	73	28
Total restructuring, transition and other costs	$96	$88
Restructuring summary
Our restructuring activities related to the Fiscal 2017 Plan are presented in the table below:

(In millions)	Balance as of March 30, 2018	Additional Accruals, Net of Adjustments	Cash Payments	Balance as of June 29, 2018	Cumulative Incurred to Date
Severance and termination benefit costs	$10	$12	$(12)	$10	$149
Other exit and disposal costs	15	9	(8)	16	140
Total	$25	$21	$(20)	$26	$289
The restructuring liabilities are included in Other current liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Note 10. Income Taxes
The following table summarizes our effective tax rate for income (loss) from continuing operations:

	Three Months Ended
(In millions, except percentages)	June 29, 2018	June 30, 2017
Loss from continuing operations before income taxes	$(69)	$(134)
Income tax benefit	$(4)	$(24)
Effective tax rate	6%	18%
For the three months ended June 29, 2018, we had no income tax expense on discontinued operations. For the three months ended June 30, 2017, we recorded an income tax expense of $41 million on discontinued operations.
Our effective tax rate for continuing operations for the three months ended June 29, 2018 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the three months ended June 29, 2018 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction, partially offset by tax expense from certain intercompany transactions and various permanent differences.
Our effective tax rate for continuing operations for the three months ended June 30, 2017 was based on the historic statutory tax rate of 35%. Our effective tax rate for continuing operations for the three months ended June 30, 2017 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
As of June 29, 2018, we have not completed our accounting for the tax effects of the enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. On August 21, 2018, the U.S. Internal Revenue Service (“IRS”) issued a notice providing additional guidance on the application of new provisions under Section 162(m) regarding deductibility of stock-based compensation enacted with the Act. On September 13, 2018, the U.S. Department of Treasury released proposed regulations under the global intangible low taxed Income (“GILTI”) regime of the Act. We are in the process of evaluating the impact of the proposed regulations and notices on our provisional estimate for transition tax liability.
The Act contained a one-time transition tax that is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. In fiscal 2018, we recorded a provisional amount for our one-time transition tax liability of our foreign subsidiaries. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Future accounting guidance may also change our provisional estimates for the transition tax. On August 1, 2018, the IRS and U.S. Department of Treasury issued proposed regulations on the one-time transition tax under Section 965 on untaxed foreign earnings of U.S. controlled foreign companies and other specified foreign corporations, which was enacted under the Act. Additional guidance on the transition tax was provided in the form of an IRS notice on October 1, 2018. During the three months ended June 29, 2018, we recorded a tax benefit of approximately $5 million to reduce our provisional estimate for the transition tax liability.
We have not completed our analysis of the deferred tax accounting for the new taxes on GILTI and, therefore, have not recorded provisional amounts. We have not determined whether our accounting policy will be to record these amounts as deferred taxes or as period costs. We do not have sufficient information to complete the analysis and are awaiting potential further guidance required to evaluate the impact of deferred tax accounting for these provisions. As of June 29, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have only considered the GILTI impact related to current-year operations in our estimated annual effective tax rate and have not provided deferred taxes for future reversal of GILTI timing items.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $13 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 11. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended
(In millions, except per share data)	June 29, 2018	June 30, 2017
Dividends declared and paid	$47	$46
Dividend equivalents paid	13	20
Total dividends and dividend equivalents paid	$60	$66
On August 2, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in September 2018. On November 1, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in December 2018. All shares of common stock issued and outstanding and all restricted stock units (“RSUs”) and performance-based restricted stock units (“PRUs”) as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock Repurchase Program
Under our current stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of June 29, 2018, the remaining balance of our stock repurchase authorization was $800 million and does not have an expiration date.

Accumulated other comprehensive income (loss)
Components of Accumulated other comprehensive income (loss), net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Total
Balance as of March 30, 2018	$8	$(4)	$4
Other comprehensive loss before reclassifications	(24)	—	(24)
Balance as of June 29, 2018	$(16)	$(4)	$(20)
Note 12. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Cost of revenues	$5	$6
Sales and marketing	31	43
Research and development	39	41
General and administrative	38	57
Total stock-based compensation expense	$113	$147
Income tax benefit for stock-based compensation expense	$(26)	$(51)
The following table summarizes additional information related to our stock-based compensation:

	Three Months Ended
(In millions, except per grant data)	June 29, 2018	June 30, 2017
RSUs:
Weighted-average fair value per award granted	$21.71	$29.91
Awards granted	10	7
Total fair value of awards released	$167	$170
Outstanding and unvested	20	23
PRUs:
Weighted-average fair value per award granted	$—	$33.96
Awards granted	—	3
Total fair value of awards released	$8	$21
Outstanding and unvested at target payout	3	8
Stock options:
Total intrinsic value of stock options exercised	$7	$17
Outstanding and unvested	13	18
Restricted stock:
Outstanding and unvested	1	—

PRUs
As of June 29, 2018, 12 million PRUs that vested on March 30, 2018 remained unreleased.
Liability-classified awards settled in shares
For certain employees, we settled fiscal 2018 bonuses in approximately 1 million RSUs. These awards were granted and vested in the first quarter of fiscal 2019. Certain fiscal 2019 bonuses are expected to be settled in RSUs in the first quarter of fiscal 2020. As of June 29, 2018 and March 30, 2018, the total liability associated with liability-classified awards was $8 million and $25 million, respectively which is presented in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets.
As of June 29, 2018, the total unrecognized stock-based compensation costs, net of estimated forfeitures, were as follows:

(In millions)	Unrecognized compensation cost	Weighted-average remaining years
RSUs	$329	2.1 years
PRUs	50	1.5 years
Options	27	1.0 year
Restricted stock	32	2.1 years
Liability-classified awards settled in shares	40	1.4 years
Employee stock purchase plan	4	0.2 years
Total	$482
Note 13. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for each of the three months ended June 29, 2018 and June 30, 2017, as there was a loss from continuing operations in the periods and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	June 29, 2018	June 30, 2017
Loss from continuing operations	$(65)	$(110)
Income (loss) from discontinued operations, net of income taxes	5	(23)
Net loss	$(60)	$(133)
Income (loss) per share - basic and diluted:
Continuing operations	$(0.10)	$(0.18)
Discontinued operations	$0.01	$(0.04)
Net loss per share - basic and diluted (1)	$(0.10)	$(0.22)

Weighted-average shares outstanding - basic and diluted	624	609

Anti-dilutive shares excluded from diluted net income per share calculation:
Convertible debt	91	91
Employee equity awards	55	53
Total	146	144
(1) Net loss per share amounts may not add due to rounding.
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during the three months ended June 29, 2018 and June 30, 2017 as there was a loss from continuing operations in the periods.

Note 14. Segment and Geographic Information
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

•
Consumer Digital Safety. Our Consumer Digital Safety segment focuses on providing a comprehensive Digital Safety solution to protect information, devices, networks and the identities of consumers. This solution includes our Norton-branded security solutions and LifeLock identity theft protection solutions.

Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers (“CODM”), consisting of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), use our operating segment financial information to evaluate segment performance and to allocate resources.
There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reportable segments:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Total Segments:
Net revenues	$1,156	$1,175
Operating income	$319	$324
Enterprise Security:
Net revenues	$556	$646
Operating income	$56	$94
Consumer Digital Safety:
Net revenues	$600	$529
Operating income	$263	$230
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
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Total segment operating income	$319	$324
Reconciling items:
Stock-based compensation expense	113	147
Amortization of intangible assets	111	114
Restructuring, transition and other costs	96	88
Acquisition-related costs	2	19
Other	(5)	—
Total consolidated operating income (loss) from continuing operations	$2	$(44)

The following table summarizes net revenues by significant products and services categories:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Enterprise Security:
Endpoint and information protection	$253	$237
Network and web security	173	172
Website security and public key infrastructure	—	103
Other products and services	130	134
Total Enterprise Security	$556	$646
Consumer Digital Safety:
Consumer security	$369	$371
Identity and information protection	231	158
Total Consumer Digital Safety	600	529
Total net revenues	$1,156	$1,175
Endpoint and information protection products include endpoint security, advanced threat protection, and information protection solutions and their related support services. Network and web security products include network security, web security, and cloud security solutions and their related support services. Website security and public key infrastructure products consist of the solutions we divested on October 31, 2017. Other products and services primarily consist of email security products, managed security services, consulting and other professional services.
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
Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Americas	$734	$736
EMEA	243	250
APJ	179	189
Total net revenues	$1,156	$1,175
The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $688 million and $679 million during the three months ended June 29, 2018 and June 30, 2017, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets, excluding cash and cash equivalents and short-term investments, as of June 29, 2018 and June 30, 2017, were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	June 29, 2018	March 30, 2018
U.S.	$1,627	$858
International	698	1,304
Total cash, cash equivalent and short-term investments	$2,325	$2,162

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	June 29, 2018	March 30, 2018
U.S.	$663	$677
International (1)	95	101
Total property and equipment, net	$758	$778

(1)	No individual country represented more than 10% of the respective totals.
Significant customers
In the three months ended June 29, 2018 and June 30, 2017, no customer accounted for more than 10% of our net revenues.
As of June 29, 2018 and March 30, 2018, customers, which are distributors, that accounted for over 10% of our net accounts receivable, are as follows:

	June 29, 2018	March 30, 2018
Customer A	15%	22%
Customer B	N/A	15%
Note 15. Commitments and Contingencies
Lease commitments
Our operating leases primarily consist of leases of our facilities and data center co-locations. As of June 29, 2018, the minimum future rentals on non-cancelable operating leases by fiscal year are as follows:

(In millions)	June 29, 2018
Remainder of 2019	$66
2020	50
2021	42
2022	30
2023	21
Thereafter	43
Total minimum future lease payments	252
Sublease income	(13)
Total minimum future payments, net	$239
Purchase obligations
As of June 29, 2018, we had purchase obligations of $619 million associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms.
Deemed repatriation taxes
As of June 29, 2018, we are required to pay a one-time transition tax of $892 million on untaxed foreign earnings of our foreign subsidiaries in annual installments over the next eight years as a result of the Act. See Note 10 for further information on the transition tax.

Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations.
In connection with the sale of Veritas, we assigned several leases to Veritas Technologies LLC or its related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations.
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
Litigation contingencies
Audit Committee Investigation
Several securities class action and derivative lawsuits were filed against us following our announcement on May 10, 2018 of the Audit Committee of our Board of Directors’ (the “Audit Committee”) internal investigation (the “Audit Committee Investigation”), including an action brought derivatively on behalf of Symantec’s 2008 Employee Stock Purchase Plan. In addition, we have received certain demands from purported stockholders to inspect corporate books and records under Delaware law. No specific amounts of damages have been alleged in these lawsuits. We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our Audit Committee Investigation are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, restructurings, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of our completed Audit Committee Investigation and the ongoing U.S. Securities and Exchange Commission (the “SEC”) investigation; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this quarterly report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
We are a global leader in cyber security and provide cyber security products, services and solutions to organizations and individuals worldwide. Our Enterprise Security portfolio includes a deep and broad mix of products, services and solutions, delivered as part of an Integrated Cyber Defense Platform, which unifies cloud and on-premises security to provide advanced threat protection and information protection across all endpoints, networks, email, and cloud applications. Our Cyber Safety Solutions (delivered through our Norton and LifeLock offerings) help consumers protect their information, identities, devices and networks at home and online.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The first quarter of fiscal 2019 and fiscal 2018 both consisted of 13 weeks. Our 2019 fiscal year consists of 52 weeks and ends on March 29, 2019.

Key financial metrics
The following tables provides our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	June 29, 2018	June 30, 2017
Net revenues	$1,156	$1,175
Operating income (loss)	$2	$(44)
Net loss	$(60)	$(133)
Net loss per share - diluted	$(0.10)	$(0.22)
Cash provided by operating activities	$331	$213

	As Of
(In millions)	June 29, 2018	March 30, 2018
Cash, cash equivalents and short-term investments	$2,325	$2,162
Contract liabilities	$2,767	$3,103

•
Net revenues decreased 2% in the first quarter of fiscal 2019 compared to the corresponding period in the prior year, primarily as a result of the divestiture of our website security (“WSS”) and public key infrastructure (“PKI”) solutions in the third quarter of fiscal 2018, partially offset by an increase in revenue from our consumer identity and information protection solutions.

•
Operating income increased primarily due to decreases in stock-based compensation expense and outside services compared to the corresponding period in the prior year, partially offset by the absence of operating income from our divested WSS and PKI solutions in the first quarter of fiscal 2019.

•	Net loss and diluted net loss per share decreased primarily due to increased operating income and lower interest expense.

•
Cash flow from operating activities was $331 million in the first quarter of fiscal 2019 compared to $213 million in corresponding period in the prior year. Changes in operating assets and liabilities in the first quarter of fiscal 2019 included a decrease of $321 million in Accounts receivable primarily due to the combination of higher collections and lower billings in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.

•
Cash, cash equivalents and short-term investments increased compared to the balance as of March 30, 2018, primarily due to cash provided by operations during the first quarter of fiscal 2019, partially offset by dividend and dividend equivalents payments of $60 million, purchases of property and equipment of $44 million and tax withholding payments of $42 million related to restricted stock units (“RSUs”).

•
Contract liabilities decreased $336 million compared to the balance as of March 30, 2018, primarily due to a decrease of $169 million as a result of the adoption of the new revenue recognition standard and lower billings in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our Condensed Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles in the U.S. requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
The critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the first quarter of fiscal 2019, except for changes as a result of the adoption of the new revenue recognition accounting standard.
Revenue recognition
We recognize revenue primarily pursuant to the requirements under the authoritative guidance on contracts with customers. Revenue recognition requirements are very complex and require us to make estimates and assumptions.
We enter into arrangements with multiple performance obligations, which may include hardware, software licenses, cloud services, support and maintenance, and professional services. We allocate revenue to each performance obligation on a relative fair value basis based on management’s estimate of stand-alone selling price (“SSP”). Judgments are required to determine the SSP for each performance obligation. The determination of SSP is made by taking into consideration observable prices in historical transactions. When observable prices in historical transactions are not available or are inconsistent, we estimate SSP based on observable prices in historical transactions of similar products, pricing discount practices, product margins, and other factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Changes to the performance obligations in an arrangement, the judgments required to estimate the SSP for the respective performance obligations, and increasing variability in contractual arrangements could materially impact the amount and timing of revenue recognition.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended (1)
	June 29, 2018	June 30, 2017
Net revenues	100%	100%
Cost of revenues	22	22
Gross profit	78	78
Operating expenses:
Sales and marketing	33	37
Research and development	21	20
General and administrative	12	13
Amortization of intangible assets	5	5
Restructuring, transition and other costs	8	7
Total operating expenses	78	82
Operating income (loss)	—	(4)
Interest expense	(4)	(7)
Other expense, net	(2)	(1)
Loss from continuing operations before income taxes	(6)	(11)
Income tax benefit	—	(2)
Loss from continuing operations	(6)	(9)
Income (loss) from discontinued operations, net of income taxes	—	(2)
Net loss	(5)%	(11)%

(1)	Percentages may not add due to rounding.

Net revenues

	Three Months Ended
(In millions, except for percentages)	June 29, 2018	June 30, 2017	Change in %
Net revenues	$1,156	$1,175	(2)%
Net revenues decreased $19 million primarily due to a $90 million decrease in revenue from our Enterprise Security segment as a result of the divestiture of our WSS and PKI solutions, offset by an increase of $71 million in revenue from our Consumer Digital Safety segment due to increased revenue from identity and information protection solutions.
Net revenues by geographical region

	Three Months Ended
	June 29, 2018	June 30, 2017
Americas	64%	63%
EMEA	21%	21%
APJ	15%	16%
The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; and APJ includes Asia Pacific and Japan.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	June 29, 2018	June 30, 2017	Change in %
Cost of revenues	$249	$257	(3)%
Our cost of revenues decreased $8 million primarily due to an $18 million decrease in technical support costs partially due to the impact of our divested WSS and PKI solutions, mostly offset by a $17 million increase in royalty fees associated with our consumer identity and information protection solutions.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	June 29, 2018	June 30, 2017	Change in %
Sales and marketing	$386	$433	(11)%
Research and development	237	233	2%
General and administrative	133	149	(11)%
Amortization of intangible assets	53	59	(10)%
Restructuring, transition and other costs	96	88	9%
Total	$905	$962	(6)%
Sales and marketing expense decreased $47 million primarily due to decreases of approximately $20 million related to our divested WSS and PKI solutions and $12 million in stock-based compensation expense.
Research and development expense was relatively flat compared to the corresponding period in fiscal 2018.
General and administrative expense decreased $16 million primarily due to a $19 million decrease in stock-based compensation expense.
Amortization of intangible assets did not change significantly compared to the corresponding period in fiscal 2018.
Restructuring, transition and other costs increased $8 million primarily due to an increase of $45 million in transition costs primarily consisting of projects costs related to our enterprise resource planning and supporting systems, partially offset by a decrease of $38 million in restructuring costs as our restructuring plan announced in fiscal 2017 was substantially completed during the first quarter of fiscal 2019. See Note 9 to the Condensed Consolidated Financial Statements for more information about charges related to our restructuring plan.

Non-operating expense, net

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Interest expense	$(52)	$(84)
Interest income	7	6
Loss from equity interest	(26)	—
Foreign exchange loss	(9)	(14)
Other expense, net	9	2
Total non-operating expense, net	$(71)	$(90)
Non-operating expense, net, decreased by $19 million primarily due to a $32 million decrease in interest expense during the first quarter of fiscal 2019 compared to the corresponding period in fiscal 2018 as a result of lower outstanding borrowings due to repayments during fiscal 2018, partially offset by a $26 million loss during the first quarter of fiscal 2019 from our equity method investment received in connection with the divestiture of our WSS and PKI solutions.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	June 29, 2018	June 30, 2017
Loss from continuing operations before income taxes	$(69)	$(134)
Income tax benefit	$(4)	$(24)
Effective tax rate on loss from continuing operations	6%	18%
For the first quarter of fiscal 2019 and fiscal 2018, we recorded an income tax expense of $0 million and $41 million, respectively, on discontinued operations.
Our effective tax rate for continuing operations for the first quarter of fiscal 2019 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the first quarter of fiscal 2019 differs from the federal statutory income tax rate of primarily due to the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction, partially offset by tax expense from certain intercompany transactions and various permanent differences.
Our effective tax rate for continuing operations for the first quarter of fiscal 2018 was based on the historic statutory tax rate of 35%. Our effective tax rate for continuing operations for the first quarter of fiscal 2018 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
See Note 10 to the Consolidated Financial Statements for further information on the provisional impact from the Tax Cuts and Jobs Act.
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
Segment operating results
We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses primarily consist of stock-based compensation expense, amortization of intangible assets, restructuring, transition and other costs, and acquisition-related costs in all periods presented. See Note 14 to the Condensed Consolidated Financial Statements for more information.

Enterprise Security Segment

	Three Months Ended
(In millions, except for percentages)	June 29, 2018	June 30, 2017	Change in %
Net revenues	$556	$646	(14)%
Percentage of net revenues	48%	55%
Operating income	$56	$94	(40)%
Operating margin	10%	15%
Revenue decreased $90 million, primarily due to a $103 million decrease in revenue as a result of our fiscal 2018 divestiture of the WSS and PKI solutions. Operating income decreased $38 million primarily due to our October 2017 divestiture of our WSS and PKI solutions which contributed $59 million to operating income in the first quarter of fiscal 2018.
Consumer Digital Safety Segment

	Three Months Ended
(In millions, except for percentages)	June 29, 2018	June 30, 2017	Change in %
Net revenues	$600	$529	13%
Percentage of net revenues	52%	45%
Operating income	$263	$230	14%
Operating margin	44%	43%
Revenue increased $71 million due to a $73 million increase in revenue from sales of our identity and information protection solutions attributable to increased customer count and increased revenue per customer. Operating income increased $33 million, primarily due to increased revenue, partially offset by increased allocated corporate costs of $27 million and increased cost of revenue of $18 million.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of June 29, 2018, we had cash, cash equivalents and short-term investments of $2.3 billion, of which $698 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. Under the transition tax of the Act, we have treated all previously untaxed foreign earnings as taxable in the U.S. and as a result we recorded a provisional liability for the one-time transition tax, payable in annual installments over eight years, of $892 million in fiscal 2019. The move to a participation exemption system under the Act allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable State or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
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
Our capital allocation strategy is to balance driving stockholder returns, managing financial risk, and preserving our flexibility to pursue strategic options, including acquisitions. Historically this has included a quarterly cash dividend, the repayment of debt and the repurchase of our common stock.

Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	June 29, 2018	June 30, 2017
Net cash provided by (used in):
Operating activities	$331	$213
Investing activities	$10	$(54)
Financing activities	$(98)	$(2,126)
Cash from operating activities
Our cash flows from operations in the first quarter of fiscal 2019 were $331 million, compared to $213 million in the corresponding period in the prior year. Our cash flows for the first quarter of fiscal 2019 reflected a net loss of $60 million adjusted by non-cash amortization and depreciation of $152 million, stock-based compensation of $113 million and a deferred tax benefit of $42 million. Our cash flows in the first quarter of fiscal 2018 reflected a net loss of $133 million, adjusted by non-cash amortization and depreciation of $165 million, stock-based compensation of $147 million and a deferred tax benefit of $62 million.
Changes in operating assets and liabilities consisted primarily of:
Accounts receivable decreased $321 million in the first quarter of fiscal 2019 due to the combination of higher collections and lower billings in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.
Contract liabilities decreased $106 million in the first quarter of fiscal 2019 due to lower billings in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018.
Cash from investing activities
Our investing activities in the first quarter of fiscal 2019 included cash proceeds from maturities and sales of short-term investments of $64 million, partially offset by capital expenditures of $44 million, while our investing activities in the first quarter of fiscal 2018 primarily consisted of capital expenditures of $47 million.
Cash from financing activities
Our financing activities in the first quarter of fiscal 2019 primarily consisted of payment of dividends and dividend equivalents of $60 million and tax withholding payments related to RSUs of $42 million, compared to $66 million and $61 million, respectively, in the first quarter of fiscal 2018. In addition, we repaid debt of $2.0 billion in the first quarter of fiscal 2018.
Cash requirements
Debt. As of June 29, 2018, our total outstanding principal amount of indebtedness was $5.1 billion, summarized as follows. See Note 7 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	June 29, 2018
Senior Term Loans	$1,100
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$5,100
Debt covenant compliance. The Senior Term Loan agreements A-2, A-5 and our revolving credit facility contain customary representations and warranties, affirmative and negative covenants, including compliance with specified financial ratios, non-financial covenants for financial reporting, and restrictions on subsidiary indebtedness, liens, stock repurchases and dividends (with exceptions permitting our regular quarterly dividend). Our Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 also require us to file periodic reports with the SEC by specified deadlines.
As of June 29, 2018, we had not met the requirements in the Senior Term Loan agreements A-2, A-5, the revolving credit facility agreement, the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to deliver audited financial statements for our fiscal year ended March 30, 2018 and file our Annual Report on Form 10-K for such period with the SEC. In addition, we subsequently did not meet the requirements under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to file our quarterly report on Form 10-Q for our fiscal quarter ended June 29, 2018 with the SEC by the specified deadline.
On June 22, 2018, we reached an agreement with lenders to waive the financial reporting requirements under the Senior Term Loan agreements A-2, A-5 and the revolving credit facility agreement through October 27, 2018. On October 26, 2018 we satisfied these requirements for our fiscal year ended March 30, 2018 by filing our Form 10-K for such period with the SEC.
The filing of our Form 10-K and this Form 10-Q for the first quarter ended June 29, 2018 also satisfied our SEC reporting requirements for our year ended March 30, 2018 and our quarter ended June 29, 2018, respectively, under the Convertible

Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025. However, we have not yet met our SEC reporting requirements under these notes for our quarterly period ended September 28, 2018.
The failure to meet these reporting requirements under the 5% Notes and the Convertible Senior Notes does not mature into the right for noteholders to take action until notice is received from noteholders and a grace period, as defined in the associated indentures, has passed. Furthermore, according to the Convertible Senior Note agreements, we have the option to remedy an event of default by paying additional interest for up to 360 days after the passage of the grace period. As of the date of this filing, no notice has been received from noteholders.
Because we expected as of June 29, 2018 that we will comply with all of our debt covenants before the applicable grace periods have passed and waivers have expired, we have classified all of the associated outstanding debt as long-term debt in our Condensed Consolidated Balance Sheets.
Dividends. On August 2, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in September 2018. On November 1, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in December 2018. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of June 29, 2018, the remaining balance of our stock repurchase authorization was $800 million and does not have an expiration date.
Contractual obligations
Operating lease commitments
As of June 29, 2018, the minimum future rentals on our non-cancelable operating leases totaled $252 million.
Purchase obligations
As of June 29, 2018, we had purchase obligations of $619 million associated with agreements for purchases of goods or services, including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The amounts also include agreements to purchase goods or services that have cancellation provisions requiring little or no payment because management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.
The above purchase obligations do not include future minimum contractual obligations related to a five-year purchase agreement with a service provider for a total contract value of $500 million that we entered into in September 2018.
Deemed repatriation taxes
As of June 29, 2018, we are required to pay a one-time transition tax of $892 million on untaxed foreign earnings of our foreign subsidiaries in annual installments over the next 8 years as a result of the Act.
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
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. See Note 15 to the Condensed Consolidated Financial Statements for further information on our indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first quarter of fiscal 2019, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the first quarter of fiscal 2019, we implemented certain internal controls related to the evaluation of our contracts and the assessment of the impact of the new revenue recognition standard on our financial statements to facilitate our adoption effective March 31, 2018. In addition, we have made changes to certain internal controls to reflect new systems and processes that were implemented as a result of the adoption of the new revenue standard. Except for the implementation of certain internal controls related to the adoption of the new revenue standard, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 15 to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.
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

•
The timing of satisfying revenue recognition criteria, particularly with regard to our enterprise sales transactions, as a result of our adoption of the new revenue recognition from contracts with customers accounting standard under ASC 606 on March 31, 2018;

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
As previously disclosed in our public filings, the Audit Committee has recently completed its internal investigation. In connection with the Audit Committee Investigation, we voluntarily contacted the SEC in May 2018. The SEC commenced a formal investigation and we continue to cooperate with that investigation.
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
As a result of the delayed filing of some of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until November 2019, at the earliest. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.
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
Our competitors include software and cloud-based vendors that offer solutions that directly compete with our offerings. In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners such as computer hardware original equipment manufacturers (“OEMs”) and internet service providers (“ISPs”). Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ solutions than our own. In addition, software and cloud-based vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and financial results.
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
We collect, use, store or disclose (collectively, “process”) an increasingly large amount of personal information, including from employees and customers, in connection with the operation of our business, particularly in relation to our identity and information protection offerings. We process an increasingly high volume, variety and velocity of personal information as a result of our identity and information protection offerings that rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Additionally, changes to applicable privacy or data security laws could impact how we process personal information, and therefore limit the effectiveness of our solutions or our ability to develop new solutions. For example, the European Union General Data Protection Regulation, which becomes fully effective on May 25, 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access.
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
As of June 29, 2018, we had an aggregate of $5.1 billion of outstanding indebtedness that will mature in calendar years 2018 through 2025, including approximately $4.0 billion in aggregate principal amount of existing senior notes and $1.1 billion of outstanding term loans under our senior credit facilities, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of June 29, 2018, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
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
(b) None.
(c) None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.					X
10.02	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.					X
10.03*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended.	10-K	000-17781	10.08	10/26/2018
10.04*	Forms of award agreements under 2013 Equity Incentive Plan, as amended.	10-K	000-17781	10.10	10/26/2018
10.05*	Symantec Corporation Executive Retention Plan, as amended and restated.	10-K	000-17781	10.18	10/26/2018
10.06*	Symantec Corporation Executive Severance Plan.	10-K	000-17781	10.19	10/26/2018
10.07*	FY19 Executive Annual Incentive Plan - Chief Executive Officer.	10-K	000-17781	10.25	10/26/2018
10.08*	FY19 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.	10-K	000-17781	10.26	10/26/2018
10.09	Agreement between Symantec Corporation and Starboard Value LP.	8-K	000-17781	10.01	9/17/2018
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

November 16, 2018