Form 10-Q
period 2018-09-28
SYMANTEC CORP
filed 2018-11-16
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2018
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

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended September 28, 2018

EXPLANATORY NOTE
As previously reported, we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended March 30, 2018, our Quarterly Report on Form 10-Q for the first quarter of fiscal 2019 ended June 29, 2018, and this Quarterly Report on Form 10-Q for the second quarter of fiscal 2019 ended September 28, 2018 as a result of an Audit Committee investigation as described herein. We filed our late Annual Report on Form 10-K for the fiscal year ended March 30, 2018 on October 26, 2018 and the delinquent Quarterly Report on Form 10-Q for the first quarter of fiscal 2019 ended June 29, 2018 is being filed simultaneously herewith.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	September 28, 2018	March 30, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,147	$1,774
Short-term investments	289	388
Accounts receivable, net	537	809
Other current assets	445	522
Total current assets	3,418	3,493
Property and equipment, net	778	778
Intangible assets, net	2,433	2,643
Goodwill	8,328	8,319
Other long-term assets	1,277	526
Total assets	$16,234	$15,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158	$168
Accrued compensation and benefits	165	262
Current portion of long-term debt	597	—
Contract liabilities	2,113	2,368
Other current liabilities	378	372
Total current liabilities	3,411	3,170
Long-term debt	4,442	5,026
Long-term contract liabilities	633	735
Deferred income tax liabilities	652	592
Long-term income taxes payable	1,066	1,126
Other long-term liabilities	80	87
Total liabilities	10,284	10,736
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 632 and 624 shares issued and outstanding as of September 28, 2018 and March 30, 2018, respectively	4,867	4,691
Accumulated other comprehensive income (loss)	(17)	4
Retained earnings	1,100	328
Total stockholders’ equity	5,950	5,023
Total liabilities and stockholders’ equity	$16,234	$15,759

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net revenues	$1,175	$1,240	$2,331	$2,415
Cost of revenues	256	262	505	519
Gross profit	919	978	1,826	1,896
Operating expenses:
Sales and marketing	365	434	751	867
Research and development	231	241	468	474
General and administrative	114	160	247	309
Amortization of intangible assets	51	55	104	114
Restructuring, transition and other costs	56	97	152	185
Total operating expenses	817	987	1,722	1,949
Operating income (loss)	102	(9)	104	(53)
Interest expense	(52)	(57)	(104)	(141)
Other expense, net	(22)	(3)	(41)	(9)
Income (loss) from continuing operations before income taxes	28	(69)	(41)	(203)
Income tax expense (benefit)	36	(53)	32	(77)
Loss from continuing operations	(8)	(16)	(73)	(126)
Income (loss) from discontinued operations, net of income taxes	—	4	5	(19)
Net loss	$(8)	$(12)	$(68)	$(145)

Income (loss) per share - basic and diluted:
Continuing operations	$(0.01)	$(0.03)	$(0.12)	$(0.21)
Discontinued operations	$—	$0.01	$0.01	$(0.03)
Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.11)	$(0.24)

Weighted-average shares outstanding - basic and diluted	630	615	627	612

Cash dividends declared per common share	$0.075	$0.075	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net loss	$(8)	$(12)	$(68)	$(145)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Foreign currency translation adjustments	1	—	(23)	(2)
Reclassification adjustments for gain included in net loss	—	(3)	—	(3)
Net foreign currency translation adjustments	1	(3)	(23)	(5)
Other comprehensive income from equity method investee	2	—	2	—
Other comprehensive income (loss), net of taxes	3	(3)	(21)	(5)
Comprehensive loss	$(5)	$(15)	$(89)	$(150)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	September 28, 2018	September 29, 2017
OPERATING ACTIVITIES:
Net loss	$(68)	$(145)
(Income) loss from discontinued operations, net of income taxes	(5)	19
Adjustments:
Amortization and depreciation	305	328
Impairments of long-lived assets	7	20
Stock-based compensation expense	210	323
Deferred income taxes	3	(189)
Other	18	32
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	286	115
Accounts payable	(12)	20
Accrued compensation and benefits	(81)	(75)
Contract liabilities	(111)	(27)
Income taxes payable	(67)	30
Other assets	55	(9)
Other liabilities	31	(21)
Net cash provided by continuing operating activities	571	421
Net cash used in discontinued operating activities	—	(31)
Net cash provided by operating activities	571	390
INVESTING ACTIVITIES:
Additions to property and equipment	(95)	(72)
Payments for acquisitions, net of cash acquired	(17)	(361)
Proceeds from maturities and sales of short-term investments	99	—
Purchases of short-term investments	—	(201)
Other	(7)	—
Net cash used in investing activities	(20)	(634)
FINANCING ACTIVITIES:
Repayments of debt	—	(2,010)
Net proceeds from sales of common stock under employee stock incentive plans	6	74
Tax payments related to restricted stock units	(53)	(83)
Dividends and dividend equivalents paid	(110)	(114)
Payment for dissenting stockholder settlement	—	(68)
Net cash used in financing activities	(157)	(2,201)
Effect of exchange rate fluctuations on cash and cash equivalents	(21)	34
Change in cash and cash equivalents	373	(2,411)
Cash held for sale (1)	—	(10)
Beginning cash and cash equivalents	1,774	4,247
Ending cash and cash equivalents	$2,147	$1,826

(1)	The impact of assets and liabilities reclassified as held for sale during the period was not considered in the changes in operating assets and liabilities within cash flows from operating activities.
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. The results of operations for the three and six months ended September 28, 2018, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six-month periods in this report relate to fiscal periods ended September 28, 2018 and September 29, 2017. The six months ended September 28, 2018 and September 29, 2017 each consisted of 26 weeks. Our 2019 fiscal year consists of 52 weeks and ends on March 29, 2019.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the six months ended September 28, 2018, except for those noted in Note 2 and Note 3, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
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
During the three and six months ended September 28, 2018, as a result of the adoption of the new revenue recognition guidance, our net revenue increased $4 million and $9 million, respectively, and operating expenses decreased $2 million and $11 million, respectively.

The effects of the adoption of the new revenue recognition guidance on our September 28, 2018 Condensed Consolidated Balance Sheets were as follows:

	As of September 28, 2018
(In millions)	As Reported	Balances Without Adoption of New Standard	Effect of Change
Accounts receivable, net	$537	$491	$46
Other current assets (1)	$445	$431	$14
Other long-term assets (2)	$1,277	$1,229	$48
Total assets	$16,234	$16,126	$108

Short-term contract liabilities	$2,113	$2,213	$(100)
Other current liabilities	$378	$347	$31
Long-term contract liabilities	$633	$715	$(82)
Deferred income tax liabilities	$652	$606	$46
Total liabilities	$10,284	$10,389	$(105)

Accumulated other comprehensive loss	$(17)	$(13)	$(4)
Retained earnings	$1,100	$883	$217
Total stockholders’ equity	$5,950	$5,737	$213

(1)	As reported includes short-term deferred commissions of $92 million. The balance without adoption of new standard includes short-term deferred commissions of $82 million.

(2)	As reported includes long-term deferred commissions of $88 million. The balance without adoption of new standard includes long-term deferred commissions of $41 million.
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
Internal-Use Software. In August 2018, the FASB issued new guidance that clarifies the accounting for implementation costs in a cloud computing arrangement. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for us in our first quarter of fiscal 2021, with early adoption permitted. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures.
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
We generally do not offer rights of return for Enterprise Security products and the distribution channel does not hold inventory. As a result, historical returns and related reserves have been insignificant. We offer channel rebates and marketing programs for our Enterprise Security products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. We had reserves for Enterprise Security rebates and marketing programs of $6 million recorded in Other current liabilities as of September 28, 2018, and $6 million recorded against Accounts receivable, net as of March 30, 2018.
Consumer Digital Safety
We sell consumer products and services directly to end-users and consumer packaged software products through a multi-tiered distribution channel.
We offer various channel and end-user rebates for our Consumer Digital Safety products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We record estimated reserves for channel and end-user rebates as an offset to revenue or contract liabilities. We had reserves for Consumer Digital Safety rebates of $10 million recorded in Other current liabilities as of September 28, 2018 and $21 million recorded against Accounts receivable, net as of March 30, 2018. For consumer products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
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
The following table provides our revenue disaggregated by the timing of recognition under both the new guidance and the legacy guidance during the three months ended September 28, 2018:

(In millions)	As Reported	Amounts Without Adoption of New Standard	Effect of Change
Enterprise Security:
Products and services transferred at a point in time	$110	$71	$39
Products and services transferred over time	$464	$498	$(34)
Consumer Digital Safety:
Products and services transferred at a point in time	$12	$12	$—
Products and services transferred over time	$589	$590	$(1)
Total
Products and services transferred at a point in time	$122	$83	$39
Products and services transferred over time	$1,053	$1,088	$(35)

The following table provides our revenue disaggregated by timing of recognition under the new guidance and the legacy guidance during the six months ended September 28, 2018:

(In millions)	As Reported	Amounts Without Adoption of New Standard	Effect of Change
Enterprise Security:
Products and services transferred at a point in time	$209	$132	$77
Products and services transferred over time	$921	$988	$(67)
Consumer Digital Safety:
Products and services transferred at a point in time	$24	$24	$—
Products and services transferred over time	$1,177	$1,178	$(1)
Total
Products and services transferred at a point in time	$233	$156	$77
Products and services transferred over time	$2,098	$2,166	$(68)
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
During the three and six months ended September 28, 2018, we recognized $841 million and $1,492 million, respectively, of revenue from our beginning contract liabilities balance.
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
During the three and six months ended September 28, 2018, we recognized $24 million and $47 million, respectively, of amortization expense of capitalized contract acquisition costs. There were no impairment losses recognized during the periods.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of September 28, 2018, we had $2,779 million of remaining performance obligations and the approximate percentages expected to be recognized as revenue in the future are as follows:

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
(In millions, except percentages)		0 - 12 Months	13 - 24 Months	25 - 36 Months	Over 36 Months
Enterprise Security	$1,750	65%	23%	10%	2%
Consumer Digital Safety	1,029	96%	3%	1%	—%
Total	$2,779	76%	16%	6%	2%
Note 4. Acquisitions
Fiscal 2019 acquisitions
During the six months ended September 28, 2018, we completed acquisitions of companies for an aggregate purchase price of $17 million, net of $2 million cash acquired.
Fiscal 2018 acquisitions
In July 2017, we completed our acquisitions of Israel-based Fireglass Ltd. and Skycure Ltd. The total aggregate consideration for these acquisitions, primarily consisting of cash, was $345 million, net of $15 million cash acquired. In addition, during the six months ended September 29, 2017, we completed acquisitions of other companies for an aggregate purchase price of $29 million, net of cash acquired.
Pro forma results of operations for our fiscal 2019 and fiscal 2018 acquisitions have not been presented because they were not material to our consolidated results of operations, either individually or in the aggregate.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Enterprise Security	Consumer Digital Safety	Total
Balance as of March 30, 2018	$5,734	$2,585	$8,319
Acquisitions	7	6	13
Translation adjustments	(2)	(2)	(4)
Balance as of September 28, 2018	$5,739	$2,589	$8,328
Intangible assets, net

	September 28, 2018			March 30, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,464	$(457)	$1,007	$1,462	$(357)	$1,105
Developed technology	1,020	(453)	567	1,037	(361)	676
Finite-lived trade names and other	13	(9)	4	13	(8)	5
Total finite-lived intangible assets	2,497	(919)	1,578	2,512	(726)	1,786
Indefinite-lived trade names	852	—	852	852	—	852
In-process research and development	3	—	3	5	—	5
Total intangible assets	$3,352	$(919)	$2,433	$3,369	$(726)	$2,643
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Statements of Operations Classification
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Customer relationships and other	$51	$55	$104	$114	Operating expenses
Developed technology	59	61	117	116	Cost of revenues
Total	$110	$116	$221	$230
As of September 28, 2018, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	September 28, 2018
Remainder of 2019	$219
2020	437
2021	326
2022	264
2023	222
Thereafter	110
Total	$1,578

Note 6. Supplementary Information (in millions)
Cash and cash equivalents:

	September 28, 2018	March 30, 2018
Cash	$441	$1,016
Cash equivalents	1,706	758
Total cash and cash equivalents	$2,147	$1,774
Other current assets:

	September 28, 2018	March 30, 2018
Prepaid expenses	$162	$177
Income tax receivable and prepaid income taxes	64	107
Short-term deferred commissions	92	94
Assets held for sale	26	26
Other	101	118
Total other current assets	$445	$522
In October 2018, we completed the sale of certain land and buildings that were reported as assets held for sale as of September 28, 2018 and March 30, 2018 for a sales price of $26 million, net of selling costs, which was equal to their carrying value.
Property and equipment, net:

	September 28, 2018	March 30, 2018
Land	$65	$66
Computer hardware and software	1,095	1,081
Office furniture and equipment	108	110
Buildings	365	365
Leasehold improvements	331	339
Construction in progress	54	29
Total property and equipment, gross	2,018	1,990
Accumulated depreciation and amortization	(1,240)	(1,212)
Total property and equipment, net	$778	$778
Other long-term assets:

	September 28, 2018	March 30, 2018
Cost method investments	$175	$175
Equity method investment	74	134
Long-term income tax receivable and prepaid income taxes	26	61
Deferred income tax assets	834	46
Long-term deferred commissions	88	35
Other	80	75
Total other long-term assets	$1,277	$526

Short-term contract liabilities:

	September 28, 2018	March 30, 2018
Deferred revenue	$1,658	$2,368
Customer deposit liabilities	455	—
Total short-term contract liabilities	$2,113	$2,368
Long-term income taxes payable:

	September 28, 2018	March 30, 2018
Deemed repatriation tax payable	$772	$824
Uncertain tax positions (including interest and penalties)	294	302
Total long-term income taxes payable	$1,066	$1,126
Other income (expense), net:

	Three Months Ended		Six Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Interest income	$11	$5	$18	$11
Loss from equity interest	(34)	—	(60)	—
Foreign exchange loss	(3)	(7)	(12)	(21)
Other	4	(1)	13	1
Total other expense, net	$(22)	$(3)	$(41)	$(9)
Note 7. Financial Instruments and Fair Value Measurements
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

	September 28, 2018			March 30, 2018
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$1,569	$1,569	$—	$679	$679	$—
Certificates of deposit	137	—	137	79	—	79
Short-term investments:
Corporate bonds	288	—	288	374	—	374
Commercial paper	—	—	—	2	—	2
Certificates of deposit	1	—	1	12	—	12
Total	$1,995	$1,569	$426	$1,146	$679	$467
The following table presents the contractual maturities of our investments in debt securities as of September 28, 2018:

(In millions)	Fair Value
Due in one year or less	$69
Due after one year through five years	220
Total	$289
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
Effective March 31, 2018, we adopted the new accounting guidance related to the recognition and measurement of financial instruments. As a result, starting the first quarter of fiscal 2019, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on these investments, whether realized or unrealized, are recognized in Other expense, net in our Condensed Consolidated Statements of Operations. As of September 28, 2018 and March 30, 2018, the carrying value of our non-marketable equity investments was $175 million.
Equity method investment
Our investment in equity securities that is accounted for using the equity method is included in Long-term other assets in our Condensed Consolidated Balance Sheets and consists of our equity investment in a privately-held company that had a carrying value of $74 million and $134 million at September 28, 2018 and March 30, 2018, respectively.
We recorded a loss from equity interests of $34 million and $60 million during the three and six months ended September 28, 2018, respectively, in Other expense, net in our Condensed Consolidated Statements of Operations. This loss for the six months ended September 28, 2018 was reflected as a reduction in the carrying amount of our investment in equity interests in our Condensed Consolidated Balance Sheets.
The following table summarizes unaudited financial data from the privately-held company which was provided to us on a three-month lag:

(In millions)	Three Months Ended September 28, 2018	Six Months Ended September 28, 2018
Revenue	$74	$140
Gross profit	$61	$114
Net loss	$(123)	$(205)

Current and long-term debt
As of September 28, 2018 and March 30, 2018, the total fair value of our current and long-term fixed rate debt was $3.9 billion. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	September 28, 2018	March 30, 2018	Effective Interest Rate
Senior Term Loan A-2 due August 1, 2019	$600	$600	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	5,100	5,100
Less: Unamortized discount and issuance costs	(61)	(74)
Total debt	5,039	5,026
Less: current portion	(597)	—
Total long-term debt	$4,442	$5,026

(1)
The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and the underlying loan agreements. The interest rates for the outstanding senior term loans are as follows:

	September 28, 2018	March 30, 2018
Senior Term Loan A-2 due August 1, 2019	3.69%	3.31%
Senior Term Loan A-5 due August 1, 2021	3.92%	3.54%
As of September 28, 2018, the future contractual maturities of debt by fiscal year are as follows:

(In millions)	September 28, 2018
2020	$600
2021	1,250
2022	1,750
2023	400
Thereafter	1,100
Total future maturities of debt	$5,100
Based on the closing price of our common stock of $21.28 on September 28, 2018, the if-converted values of our 2.5% and 2.0% Convertible Senior Notes exceeded the principal amount by approximately $134 million and $53 million, respectively.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Contractual interest expense	$10	$9	$19	$19
Amortization of debt discount and issuance costs	$4	$4	$8	$8
Revolving credit facility
We have an unsecured revolving credit facility to borrow up to $1.0 billion through May 10, 2021. For our current credit rating, borrowings under the revolving credit facility are subject to the same interest rate as our Senior Term Loan A-2. We are obligated to pay commitment fees on the unused commitment at a rate based on our debt ratings. As of September 28, 2018 and March 30, 2018, there were no borrowings outstanding under this revolving credit facility.
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
As of September 28, 2018, we had not met the requirements in the Senior Term Loan agreements A-2, A-5, the revolving credit facility agreement, the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to deliver audited financial statements for our fiscal year ended March 30, 2018 and file our Annual Report on Form 10-K for such period with the SEC. In addition, we subsequently did not meet the requirements under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to file our quarterly report on Form 10-Q for our fiscal quarter ended June 29, 2018 with the SEC by the specified deadline.
On June 22, 2018, we reached an agreement with lenders to waive the financial reporting requirements under the Senior Term Loan agreements A-2, A-5 and the revolving credit facility agreement through October 27, 2018. On October 26, 2018 we satisfied these requirements for our fiscal year ended March 30, 2018 by filing our Form 10-K for such period with the SEC.
The filing of our Form 10-K on October 26, 2018 and the simultaneous filing herewith of the Form 10-Q for the first quarter ended June 29, 2018 also satisfied our SEC reporting requirements for our year ended March 30, 2018 and our quarter ended June 29, 2018, respectively, under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025.
Because we expected as of September 28, 2018 that we would comply with all of our debt covenants before any applicable grace periods as defined in the associated indentures for the 5% Notes and the Convertible Senior Notes passed and waivers expired, we have classified all of the associated outstanding debt as long-term debt in our Condensed Consolidated Balance Sheets except for the portion that is due in the twelve months following September 28, 2018.
Note 9. Derivatives
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
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	September 28, 2018	March 30, 2018
Foreign exchange forward contracts purchased	$641	$697
Foreign exchange forward contracts sold	$35	$151
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. As of September 28, 2018 and March 30, 2018, the fair value was insignificant. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of September 28, 2018 and March 30, 2018.
Our foreign exchange forward contracts are not designated as hedging instruments. The related gain (loss) recognized in Other expense, net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Foreign exchange forward contracts gain (loss)	$(2)	$—	$(38)	$10

Note 10. Restructuring, Transition and Other Costs
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
Fiscal 2019 Plan
In August 2018, we announced a restructuring plan (the “Fiscal 2019 Plan”) under which we will initiate targeted reductions of up to approximately 8% of our global workforce. We estimate that we will incur total costs in connection with the Fiscal 2019 Plan of approximately $50 million, primarily for severance and termination benefits. These actions are expected to be completed in fiscal 2019. As of September 28, 2018, no significant costs have been incurred related to our Fiscal 2019 Plan.
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”), under which we reduced headcount and closed certain facilities. These actions were substantially completed at the end of our first quarter of fiscal 2019. As of September 28, 2018, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2025.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Severance and termination benefit costs	$—	$12	$12	$39
Other exit and disposal costs	1	1	10	17
Asset write-offs	—	8	2	9
Transition costs	55	76	128	120
Total restructuring, transition and other costs	$56	$97	$152	$185
Restructuring summary
Our activities related to our restructuring plans are presented in the table below:

(In millions)	Balance as of March 30, 2018	Net Charges	Cash Payments	Balance as of September 28, 2018	Cumulative Incurred to Date
Severance and termination benefit costs	$10	$12	$(20)	$2	$149
Other exit and disposal costs	15	10	(11)	14	141
Total	$25	$22	$(31)	$16	$290
The restructuring liabilities are included in Other current liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Note 11. Income Taxes
The following table summarizes our effective tax rate for income (loss) from continuing operations for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Income (loss) from continuing operations before income taxes	$28	$(69)	$(41)	$(203)
Income tax expense (benefit)	$36	$(53)	$32	$(77)
Effective tax rate	129%	77%	(78)%	38%

For each of the three and six months ended September 28, 2018, we recorded an income tax expense on discontinued operations of $4 million. For the three and six months ended September 29, 2017, we recorded an income tax benefit on discontinued operations of $4 million and an income tax expense on discontinued operations of $37 million, respectively.
Our effective tax rate for continuing operations for the three and six months ended September 28, 2018 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the three and six months ended September 28, 2018 differs from the federal statutory income tax rate primarily due to the tax expense from one-time adjustments for newly issued guidance on the Act and other changes in response to tax reform, partially offset by the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction.
Our effective tax rate for continuing operations for the three and six months ended September 29, 2017 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
As of September 28, 2018, we have not completed our accounting for the tax effects of the enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. On August 21, 2018, the U.S. Internal Revenue Service (“IRS”) issued a notice providing additional guidance on the application of new provisions under Section 162(m) regarding deductibility of stock-based compensation enacted with the Act. On September 13, 2018, the U.S. Department of the Treasury released proposed regulations under the Global Intangible Low-Taxed Income (“GILTI”) regime of the Act. We have made provisional estimates for the effect of this guidance on our fiscal year 2019 tax provision.
The Act contained a one-time transition tax that is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. In fiscal 2018, we recorded a provisional amount for our one-time transition tax liability of our foreign subsidiaries. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Future accounting guidance may also change our provisional estimates for the transition tax. On August 1, 2018, the IRS and U.S. Department of the Treasury issued proposed regulations on the one-time transition tax under Section 965 on untaxed foreign earnings of U.S. controlled foreign companies and other specified foreign corporations, which was enacted under the Act. Additional guidance on the transition tax was provided in the form of an IRS notice on October 1, 2018. We have made provisional estimates for the effect of the proposed regulations and are in the process of evaluating the impact of the notice on our estimate for transition tax liability. During the three and six months ended September 28, 2018, we recorded a tax expense of approximately $29 million and $24 million, respectively, to increase our provisional estimate for the transition tax liability in response to new legislation and guidance. This impacted the effective tax rate by 104.3% and (59.9)% for the three and six months ended September 28, 2018, respectively.
We have not completed our analysis of the deferred tax accounting for the new taxes on GILTI and, therefore, have not recorded provisional amounts. We have not determined whether our accounting policy will be to record these amounts as deferred taxes or as period costs. We do not have sufficient information to complete the analysis and are awaiting potential further guidance required to evaluate the impact of deferred tax accounting for these provisions. As of September 28, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have only considered the GILTI impact related to current-year operations in our estimated annual effective tax rate and have not provided deferred taxes for future reversal of GILTI timing items.
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

Note 12. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Dividends declared and paid	$48	$46	$95	$92
Dividend equivalents paid	2	2	15	22
Total dividends and dividend equivalents paid	$50	$48	$110	$114
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
Stock Repurchase Program
Under our current stock repurchase program, we may purchase shares of our outstanding common stock through open market and accelerated stock repurchase transactions. As of September 28, 2018, the remaining balance of our stock repurchase authorization was $800 million and does not have an expiration date.
Accumulated other comprehensive income (loss)
Components of Accumulated other comprehensive income (loss), net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Equity Method Investee	Total
Balance as of March 30, 2018	$8	$(4)	$—	$4
Other comprehensive loss before reclassifications	(23)	—	2	(21)
Balance as of September 28, 2018	$(15)	$(4)	$2	$(17)
Note 13. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Cost of revenues	$4	$9	$9	$15
Sales and marketing	31	50	62	93
Research and development	39	53	78	94
General and administrative	23	64	61	121
Total stock-based compensation expense	$97	$176	210	323
Income tax benefit for stock-based compensation expense	$(21)	$(58)	(47)	(109)

The following table summarizes additional information related to our stock-based compensation:

	Six Months Ended
(In millions, except per grant data)	September 28, 2018	September 29, 2017
RSUs:
Weighted-average fair value per award granted and assumed	$21.65	$30.08
Awards granted and assumed	12	10
Total fair value of awards released	$195	$234
Outstanding and unvested	21	23
PRUs:
Weighted-average fair value per award granted and assumed	$21.23	$32.94
Awards granted and assumed	2	4
Total fair value of awards released	$8	$23
Outstanding and unvested at target payout	5	9
Stock options:
Total intrinsic value of stock options exercised	$11	$103
Outstanding	13	15
Restricted stock:
Outstanding and unvested	1	1
PRUs
As of September 28, 2018, 12 million PRUs that vested on March 30, 2018 remained unreleased.
Liability-classified awards settled in shares
For certain employees, we settled fiscal 2018 bonuses in approximately 1 million RSUs. These awards were granted and vested in the first quarter of fiscal 2019. Certain fiscal 2019 bonuses are expected to be settled in RSUs in the first quarter of fiscal 2020. As of September 28, 2018 and March 30, 2018, the total liability associated with liability-classified awards was $14 million and $25 million, respectively, which is presented in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets.
Employee stock purchase plan
In August 2018, we cancelled the issuance of common stock under our 2008 Employee Stock Purchase Plan for the 6-month purchase period ended August 15, 2018, as a result of the delayed filing of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. All participant contributions were refunded. In addition, the enrollment in the purchase period beginning August 16, 2018 was delayed.
As of September 28, 2018, the total unrecognized stock-based compensation costs, net of estimated forfeitures, were as follows:

(In millions)	Unrecognized compensation cost	Weighted-average remaining years
RSUs	$312	2.0 years
PRUs	66	1.2 years
Options	15	1.5 years
Restricted stock	27	1.8 years
Liability-classified awards settled in shares	30	1.2 years
Total	$450
Note 14. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for each of the three and six months ended September 28, 2018 and September 29, 2017, as there was a loss from continuing operations in the periods and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Loss from continuing operations	$(8)	$(16)	$(73)	$(126)
Income (loss) from discontinued operations, net of income taxes	—	4	5	(19)
Net loss	$(8)	$(12)	$(68)	$(145)
Income (loss) per share - basic and diluted:
Continuing operations	$(0.01)	$(0.03)	$(0.12)	$(0.21)
Discontinued operations	$—	$0.01	$0.01	$(0.03)
Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.11)	$(0.24)

Weighted-average shares outstanding - basic and diluted	630	615	627	612

Anti-dilutive shares excluded from diluted net income per share calculation:
Convertible debt	91	91	91	91
Employee equity awards	50	54	50	54
Total	141	145	141	145
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during the three and six months ended September 28, 2018 and September 29, 2017 as there was a loss from continuing operations in the periods.
Note 15. Segment and Geographic Information
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

There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reportable segments:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Total Segments:
Net revenues	$1,175	$1,240	$2,331	$2,415
Operating income	$366	$399	$685	$723
Enterprise Security:
Net revenues	$574	$686	$1,130	$1,332
Operating income	$80	$147	$136	$241
Consumer Digital Safety:
Net revenues	$601	$554	$1,201	$1,083
Operating income	$286	$252	$549	$482
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
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Total segment operating income	$366	$399	$685	$723
Reconciling items:
Stock-based compensation expense	97	176	210	323
Amortization of intangible assets	110	116	221	230
Restructuring, transition and other costs	56	97	152	185
Acquisition-related costs	1	19	3	38
Other	—	—	(5)	—
Total consolidated operating income (loss) from continuing operations	$102	$(9)	$104	$(53)
The following table summarizes net revenues by significant products and services categories:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Enterprise Security:
Endpoint and information protection	$256	$245	$509	$482
Network and web security	187	205	360	377
Website security and public key infrastructure	—	100	—	203
Other products and services	131	136	261	270
Total Enterprise Security	$574	$686	$1,130	$1,332
Consumer Digital Safety:
Consumer security	$368	$379	$737	$750
Identity and information protection	233	175	464	333
Total Consumer Digital Safety	601	554	1,201	1,083
Total net revenues	$1,175	$1,240	$2,331	$2,415
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
Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Americas	$766	$766	$1,500	$1,502
EMEA	234	271	477	521
APJ	175	203	354	392
Total net revenues	$1,175	$1,240	$2,331	$2,415
The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $714 million and $1,402 million during the three and six months ended September 28, 2018, respectively, and $713 million and $1,392 million during the three and six months ended September 29, 2017, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets, excluding cash and cash equivalents and short-term investments, as of September 28, 2018 and September 29, 2017, were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	September 28, 2018	March 30, 2018
U.S.	$1,738	$858
International	698	1,304
Total cash, cash equivalent and short-term investments	$2,436	$2,162
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	September 28, 2018	March 30, 2018
U.S.	$680	$677
International (1)	98	101
Total property and equipment, net	$778	$778

(1)	No individual country represented more than 10% of the respective totals.

Significant customers
In the three and six months ended September 28, 2018 and September 29, 2017, the following customer, who is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Six Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Customer A	10%	N/A	10%	N/A
As of September 28, 2018 and March 30, 2018, customers, which are distributors, that accounted for over 10% of our net accounts receivable, are as follows:

	September 28, 2018	March 30, 2018
Customer A	18%	22%
Customer B	15%	15%
Note 16. Commitments and Contingencies
Lease commitments
Our operating leases primarily consist of leases of our facilities and data center co-locations. As of September 28, 2018, the minimum future rentals on non-cancelable operating leases by fiscal year are as follows:

(In millions)	September 28, 2018
Remainder of 2019	$37
2020	50
2021	43
2022	31
2023	22
Thereafter	52
Total minimum future lease payments	235
Sublease income	(11)
Total minimum future payments, net	$224
Purchase obligations
As of September 28, 2018, we had purchase obligations of $1,047 million associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
Deemed repatriation taxes
As of September 28, 2018, we are required to pay a one-time transition tax of $920 million on untaxed foreign earnings of our foreign subsidiaries due in annual installments through July 2025 as a result of the Act.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The second quarter of fiscal 2019 and fiscal 2018 both consisted of 13 weeks. The six months ended September 28, 2018 and September 29, 2017 both consisted 26 weeks. Our 2019 fiscal year consists of 52 weeks and ends on March 29, 2019.
Key financial metrics
The following tables provides our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net revenues	$1,175	$1,240	$2,331	$2,415
Operating income (loss)	$102	$(9)	$104	$(53)
Net loss	$(8)	$(12)	$(68)	$(145)
Net loss per share - diluted	$(0.01)	$(0.02)	$(0.11)	$(0.24)
Cash provided by operating activities			$571	$390

	As Of
(In millions)	September 28, 2018	March 30, 2018
Cash, cash equivalents and short-term investments	$2,436	$2,162
Contract liabilities	$2,746	$3,103
Below are our financial highlights for the second quarter of fiscal 2019, compared to the corresponding period in the prior year:

•
Net revenues decreased 5% primarily as a result of the divestiture of our website security (“WSS”) and public key infrastructure (“PKI”) solutions in the third quarter of fiscal 2018, partially offset by an increase in revenue from our identity and information protection solutions.

•
Operating income increased $111 million primarily due to increased revenue from our identity and information protection solutions, and lower stock-based compensation expense and restructuring, transition and other costs, partially offset by the absence in the second quarter of fiscal 2019 of operating income from our divested WSS and PKI solutions.

•	Net loss and diluted net loss per share decreased primarily due to increased operating income, partially offset by higher income tax expense.

Below are our financial highlights for the first six months of fiscal 2019, compared to the corresponding period in the prior year unless stated otherwise:

•	Net revenues decreased 3% primarily as a result of the divestiture of our WSS and PKI solutions, partially offset by an increase in revenue from our identity and information protection solutions.

•
Operating income increased $157 million primarily due to increased revenue from our identity and information protection solutions, and lower stock-based compensation and restructuring, transition and other costs, partially offset by the absence in the first six months of fiscal 2019 of operating income from our divested WSS and PKI solutions.

•	Net loss and diluted net loss per share decreased primarily due to increased operating income and a decrease in interest expense, partially offset by an increase in income tax expenses.

•	Cash flow from operating activities increased $181 million due to a lower net loss, net of adjustments, and favorable net changes in operating assets and liabilities.

•	Cash, cash equivalents and short-term investments increased compared to March 30, 2018, primarily due to cash provided by operations.

•
Contract liabilities decreased $357 million compared to March 30, 2018, primarily due to a decrease of $169 million in March 30, 2018 balances as a result of the adoption of the new revenue recognition standard, as well as lower billings versus recognized revenue during the first six months of fiscal 2019.

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
The critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended September 28, 2018, except for changes as a result of the adoption of the new revenue recognition accounting standard.
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

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended (1)		Six Months Ended (1)
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net revenues	100%	100%	100%	100%
Cost of revenues	22	21	22	21
Gross profit	78	79	78	79
Operating expenses:
Sales and marketing	31	35	32	36
Research and development	20	19	20	20
General and administrative	10	13	11	13
Amortization of intangible assets	4	4	4	5
Restructuring, transition and other costs	5	8	7	8
Total operating expenses	70	80	74	81
Operating income (loss)	9	(1)	4	(2)
Interest expense	(4)	(5)	(4)	(6)
Other expense, net	(2)	—	(2)	—
Income (loss) from continuing operations before income taxes	2	(6)	(2)	(8)
Income tax expense (benefit)	3	(4)	1	(3)
Loss from continuing operations	(1)	(1)	(3)	(5)
Income (loss) from discontinued operations, net of income taxes	—	—	—	(1)
Net loss	(1)%	(1)%	(3)%	(6)%

(1)	Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 28, 2018	September 29, 2017	Change in %	September 28, 2018	September 29, 2017	Change in %
Net revenues	$1,175	$1,240	(5)%	$2,331	$2,415	(3)%
Three Months Ended September 28, 2018 Compared with Three Months Ended September 29, 2017
Net revenues decreased $65 million primarily due to a $112 million decrease in revenue from our Enterprise Security segment, primarily due to the divestiture of our WSS and PKI solutions, offset by an increase of $47 million in revenue from our Consumer Digital Safety segment due to increased revenue from identity and information protection solutions.
Six Months Ended September 28, 2018 Compared with Six Months Ended September 29, 2017
Net revenues decreased $84 million primarily due to a $202 million decrease in revenue from our Enterprise Security segment primarily due to the divestiture of our WSS and PKI solutions, offset by an increase of $118 million in revenue from our Consumer Digital Safety segment due to increased revenue from identity and information protection solutions.

Net revenues by geographical region

	Three Months Ended		Six Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Americas	65%	62%	64%	62%
EMEA	20%	22%	20%	22%
APJ	15%	16%	15%	16%

Percentages may not add up to 100% due to rounding.
The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 28, 2018	September 29, 2017	Change in %	September 28, 2018	September 29, 2017	Change in %
Cost of revenues	$256	$262	(2)%	$505	$519	(3)%
Our cost of revenues was relatively flat in each of the three and six months ended September 28, 2018, compared to the corresponding periods in fiscal 2018.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 28, 2018	September 29, 2017	Change in %	September 28, 2018	September 29, 2017	Change in %
Sales and marketing	$365	$434	(16)%	$751	$867	(13)%
Research and development	231	241	(4)%	468	474	(1)%
General and administrative	114	160	(29)%	247	309	(20)%
Amortization of intangible assets	51	55	(7)%	104	114	(9)%
Restructuring, transition and other costs	56	97	(42)%	152	185	(18)%
Total	$817	$987	(17)%	$1,722	$1,949	(12)%
Three Months Ended September 28, 2018 Compared with Three Months Ended September 29, 2017
Sales and marketing expense decreased $69 million primarily due to a decrease of $35 million in advertising and promotional expense primarily in our Consumer Digital Safety segment, a decrease of $19 million in stock-based compensation, and a decrease of $9 million in other compensation related expenses, primarily as a result of the divestiture of our WSS and PKI solutions.
Research and development expense was relatively flat compared to the corresponding period in fiscal 2018.
General and administrative expense decreased $46 million, primarily due to a $41 million decrease in stock-based compensation.
Amortization of intangible assets did not change significantly compared to the corresponding period in fiscal 2018.
Restructuring, transition and other costs decreased $41 million due to a decrease of $21 million in transition costs reflecting the absence of separation costs related to our WSS and PKI solutions in the second quarter of fiscal 2019, as well as a decrease of $12 million in restructuring costs.
Six Months Ended September 28, 2018 Compared with Six Months Ended September 29, 2017
Sales and marketing expense decreased $116 million primarily due to a decrease of $42 million in advertising and promotional expense, primarily in our Consumer Digital Safety segment, a decrease of $31 million in our stock-based compensation expense, and a decrease of $21 million in other compensation related expenses, primarily as a result of the divestiture of our WSS and PKI solutions.
Research and development expense was relatively flat compared to the corresponding period in fiscal 2018.

General and administrative expense decreased $62 million, primarily due to a $60 million decrease in stock-based compensation.
Amortization of intangible assets did not change significantly compared to the corresponding period in fiscal 2018.
Restructuring, transition and other costs decreased $33 million primarily due to a decrease of $34 million in restructuring costs. Transition costs increased $8 million, due to higher consulting costs associated with our enterprise resource planning and supporting systems projects, offset by the absence in fiscal 2019 of separation costs related to the divestiture of our WSS and PKI solutions.
Non-operating expense, net

	Three Months Ended		Six Months Ended
(In millions)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Interest expense	$(52)	$(57)	$(104)	$(141)
Interest income	11	5	18	11
Loss from equity interest	(34)	—	(60)	—
Foreign exchange loss	(3)	(7)	(12)	(21)
Other	4	(1)	13	1
Total non-operating expense, net	$(74)	$(60)	$(145)	$(150)
Three Months Ended September 28, 2018 Compared with Three Months Ended September 29, 2017
Non-operating expense, net, increased by $14 million primarily due to a $34 million loss during the second quarter of fiscal 2019 from our equity interest received in connection with the divestiture of our WSS and PKI solutions.
Six Months Ended September 28, 2018 Compared with Six Months Ended September 29, 2017
Non-operating expense, net, decreased by $5 million primarily due to a $37 million decrease in interest expense as a result of lower outstanding borrowings due to repayments during fiscal 2018, partially offset by a $60 million loss during the first six months of fiscal 2019 from our equity interest.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Income (loss) from continuing operations before income taxes	$28	$(69)	$(41)	$(203)
Income tax expense (benefit)	$36	$(53)	$32	$(77)
Effective tax rate on loss from continuing operations	129%	77%	(78)%	38%
For each of the three and six months ended September 28, 2018, we recorded an income tax expense on discontinued operations of $4 million. For the three and six months ended September 29, 2017, we recorded an income tax benefit on discontinued operations of $4 million and an income tax expense on discontinued operations of $37 million, respectively.
Our effective tax rate for continuing operations for the three and six months ended September 28, 2018 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the three and six months ended September 28, 2018 differs from the federal statutory income tax rate primarily due to the tax expense from one-time adjustments for newly issued guidance on the Act and other changes in response to tax reform, partially offset by the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction.
Our effective tax rate for continuing operations for the three and six months ended September 29, 2017 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
See Note 11 to the Condensed Consolidated Financial Statements for further information on impacts from the Act.
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
Segment operating results
We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses primarily consist of stock-based compensation expense, amortization of intangible assets, restructuring, transition and other costs, and acquisition-related costs in all periods presented. See Note 15 to the Condensed Consolidated Financial Statements for more information.
Enterprise Security Segment

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 28, 2018	September 29, 2017	Change in %	September 28, 2018	September 29, 2017	Change in %
Net revenues	$574	$686	(16)%	$1,130	$1,332	(15)%
Percentage of net revenues	49%	55%		48%	55%
Operating income	$80	$147	(46)%	$136	$241	(44)%
Operating margin	14%	21%		12%	18%
Three Months Ended September 28, 2018 Compared with Three Months Ended September 29, 2017
Revenue decreased $112 million, primarily due to a $100 million decrease in revenue as a result of the fiscal 2018 divestiture of our WSS and PKI solutions. Operating income decreased $67 million primarily due to the divestiture of our WSS and PKI solutions which contributed $59 million to segment operating income in the second quarter of fiscal 2018.
Six Months Ended September 28, 2018 Compared with Six Months Ended September 29, 2017
Revenue decreased $202 million, primarily due to a $203 million decrease in revenue as a result of the fiscal 2018 divestiture of our WSS and PKI solutions. Operating income decreased $105 million primarily due to the divestiture of our WSS and PKI solutions which contributed $118 million to segment operating income in the first six months of fiscal 2018.
Consumer Digital Safety Segment

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 28, 2018	September 29, 2017	Change in %	September 28, 2018	September 29, 2017	Change in %
Net revenues	$601	$554	8%	$1,201	$1,083	11%
Percentage of net revenues	51%	45%		52%	45%
Operating income	$286	$252	13%	$549	$482	14%
Operating margin	48%	45%		46%	45%
Three Months Ended September 28, 2018 Compared with Three Months Ended September 29, 2017
Revenue increased $47 million due to a $58 million increase from our identity and information protection solutions, offset by a $11 million decrease from our consumer security products. Revenue per customer increased whereas customer count decreased slightly. Operating income increased $34 million, primarily due to increased revenue and decreased advertising and promotional expense, partially offset by increased allocated corporate costs.
Six Months Ended September 28, 2018 Compared with Six Months Ended September 29, 2017
Revenue increased $118 million due to a $131 million increase from our identity and information protection solutions, offset by a $13 million decrease from our consumer security products. Operating income increased $67 million, primarily due to increased revenue and decreased advertising and promotional expense, partially offset by increased allocated corporate costs.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.

As of September 28, 2018, we had cash, cash equivalents and short-term investments of $2.4 billion, of which $698 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. Under the transition tax of the Act, we have treated all previously untaxed foreign earnings as taxable in the U.S. and as a result we recorded a provisional liability for the one-time transition tax, payable in annual installments through July 2025, of $920 million in fiscal 2019. The move to a participation exemption system under the Act allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable State or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
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
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	September 28, 2018	September 29, 2017
Net cash provided by (used in):
Operating activities	$571	$390
Investing activities	$(20)	$(634)
Financing activities	$(157)	$(2,201)
Cash from operating activities
Our cash flows for the first six months of fiscal 2019 reflected a net loss of $68 million adjusted by non-cash items, including amortization and depreciation of $305 million, and stock-based compensation of $210 million. Our cash flows in the first six months of fiscal 2018 reflected a net loss of $145 million, adjusted by non-cash items, including amortization and depreciation of $328 million, stock-based compensation of $323 million, and a deferred tax benefit of $189 million.
Changes in operating assets and liabilities consisted primarily of a decrease of $286 million in accounts receivable in the first six months of fiscal 2019, reflecting higher collections versus billings.
Cash from investing activities
Our investing activities in the first six months of fiscal 2019 included capital expenditures of $95 million and payments for acquisitions of $17 million, net of cash acquired, partially offset by cash proceeds from maturities and sales of short-term investments of $99 million, while our investing activities in the first six months of fiscal 2018 consisted of capital expenditures of $72 million and net cash payments of $361 million for acquisitions, primarily related to the acquisitions of Fireglass Ltd. and Skycure Ltd., and purchases of short-term investments of $201 million.
Cash from financing activities
Our financing activities in the first six months of fiscal 2019 primarily consisted of payment of dividends and dividend equivalents of $110 million and tax withholding payments related to RSUs of $53 million, compared to $114 million and $83 million, respectively, in the first six months of fiscal 2018. In addition, we repaid debt of $2.0 billion in the first quarter of fiscal 2018.
Cash requirements
Debt - As of September 28, 2018, our total outstanding principal amount of indebtedness was $5.1 billion, of which $600 million in principal is payable in the next twelve months, summarized as follows. See Note 8 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	September 28, 2018
Senior Term Loans	$1,100
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$5,100
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
As of September 28, 2018, we had not met the requirements in the Senior Term Loan agreements A-2, A-5, the revolving credit facility agreement, the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to deliver audited financial statements for our fiscal year ended March 30, 2018 and file our Annual Report on Form 10-K for such period with the SEC. In addition, we subsequently did not meet the requirements under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 to file our quarterly report on Form 10-Q for our fiscal quarter ended June 29, 2018 with the SEC by the specified deadline.
On June 22, 2018, we reached an agreement with lenders to waive the financial reporting requirements under the Senior Term Loan agreements A-2, A-5 and the revolving credit facility agreement through October 27, 2018. On October 26, 2018 we satisfied these requirements for our fiscal year ended March 30, 2018 by filing our Form 10-K for such period with the SEC.
The filing of our Form 10-K on October 26, 2018 and the simultaneous filing herewith of the Form 10-Q for the first quarter ended June 29, 2018 also satisfied our SEC reporting requirements for our year ended March 30, 2018 and our quarter ended June 29, 2018, respectively, under the Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025.
Because we expected as of September 28, 2018 that we would comply with all of our debt covenants before any applicable grace periods as defined in the associated indentures for the 5% Notes and the Convertible Senior Notes passed and waivers expired, we have classified all of the associated outstanding debt as long-term debt in our Condensed Consolidated Balance Sheets except for the portion that is due in the twelve months following September 28, 2018.
Dividends. On November 1, 2018, we announced a cash dividend of $0.075 per share of common stock to be paid in December 2018. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of September 28, 2018, the remaining balance of our stock repurchase authorization was $800 million and does not have an expiration date.
Contractual obligations
The following is a schedule of our significant contractual obligations as of September 28, 2018:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$5,100	$600	$3,000	$400	$1,100
Interest payments on debt (1)	705	187	282	126	110
Purchase obligations (2)	1,047	514	288	245	—
Long-term income taxes payable (3)	920	148	146	212	414
Operating leases (4)	235	65	84	44	42
Total	$8,007	$1,514	$3,800	$1,027	$1,666

(1)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of September 28, 2018. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

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

(3)
These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Act which may be paid in annual installments through July 2025. See Note 11 to the Condensed Consolidated Financial Statements for further information on our income taxes and the impact from the recently enacted legislation.

(4)	We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of September 28, 2018 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $294 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 11 to the Condensed Consolidated Financial Statements for further information.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. See Note 16 to the Condensed Consolidated Financial Statements for further information on our indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the second quarter of fiscal 2019, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 16 to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.
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

•
The timing of satisfying revenue recognition criteria, particularly with regard to our enterprise sales transactions, as a result of our adoption of new revenue recognition from contracts with customers accounting standard under ASC 606 on March 31, 2018;

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
We are subject to heightened regulation in our Consumer Digital Safety segment as a result of the sale of our identity and information protection products, which we began selling at the end of fiscal 2017 as a result of our acquisition of LifeLock, including a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (“FTC Act”), and comparable state laws that are patterned after the FTC Act. Moreover, LifeLock entered into consent decrees and similar arrangements with the Federal Trade Commission (the “FTC”) and 35 states’ attorneys general in 2010, and a settlement with the FTC in 2015 relating to allegations that certain of LifeLock’s advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on the LifeLock business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” LifeLock’s identity theft protection services. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
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
As of September 28, 2018, we had an aggregate of $5.1 billion of outstanding indebtedness that will mature in calendar years 2018 through 2025, including approximately $4.0 billion in aggregate principal amount of existing senior notes and $1.1 billion of outstanding term loans under our senior credit facilities, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of September 28, 2018, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
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
(b) None.
(c) None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01*	Forms of award agreements under 2013 Equity Incentive Plan, as amended.	10-K	000-17781	10.10	10/26/2018
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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