Form 10-Q
period 2018-12-28
SYMANTEC CORP
filed 2019-02-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of January 28, 2019 was 639,217,123 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended December 28, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	December 28, 2018	March 30, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$2,309	$1,774
Short-term investments	270	388
Accounts receivable, net	723	809
Other current assets	422	522
Total current assets	3,724	3,493
Property and equipment, net	791	778
Intangible assets, net	2,329	2,643
Goodwill	8,344	8,319
Other long-term assets	1,268	526
Total assets	$16,456	$15,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$201	$168
Accrued compensation and benefits	226	262
Current portion of long-term debt	598	—
Contract liabilities	2,214	2,368
Other current liabilities	404	372
Total current liabilities	3,643	3,170
Long-term debt	4,447	5,026
Long-term contract liabilities	701	735
Deferred income tax liabilities	626	592
Long-term income taxes payable	1,055	1,126
Other long-term liabilities	78	87
Total liabilities	10,550	10,736
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 639 and 624 shares issued and outstanding as of December 28, 2018 and March 30, 2018, respectively	4,804	4,691
Accumulated other comprehensive income (loss)	(14)	4
Retained earnings	1,116	328
Total stockholders’ equity	5,906	5,023
Total liabilities and stockholders’ equity	$16,456	$15,759

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net revenues	$1,211	$1,209	$3,542	$3,624
Cost of revenues	266	249	771	768
Gross profit	945	960	2,771	2,856
Operating expenses:
Sales and marketing	364	372	1,115	1,239
Research and development	209	225	677	699
General and administrative	98	122	345	431
Amortization of intangible assets	52	52	156	166
Restructuring, transition and other costs	53	93	205	278
Total operating expenses	776	864	2,498	2,813
Operating income	169	96	273	43
Interest expense	(53)	(58)	(157)	(199)
Gain on divestiture	—	658	—	658
Other income (expense), net	(19)	9	(60)	—
Income from continuing operations before income taxes	97	705	56	502
Income tax expense (benefit)	38	(606)	70	(683)
Income (loss) from continuing operations	59	1,311	(14)	1,185
Income from discontinued operations, net of income taxes	6	31	11	12
Net income (loss)	$65	$1,342	$(3)	$1,197

Income (loss) per share - basic:
Continuing operations	$0.09	$2.12	$(0.02)	$1.93
Discontinued operations	$0.01	$0.05	$0.02	$0.02
Net income (loss) per share - basic	$0.10	$2.17	$(0.00)	$1.95

Income (loss) per share - diluted:
Continuing operations	$0.09	$1.97	$(0.02)	$1.78
Discontinued operations	$0.01	$0.05	$0.02	$0.02
Net income (loss) per share - diluted (1)	$0.10	$2.01	$(0.00)	$1.80

Weighted-average shares outstanding:
Basic	637	619	631	614
Diluted	655	667	631	665
Cash dividends declared per common share	$0.075	$0.075	$0.225	$0.225

(1) Net income per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net income (loss)	$65	$1,342	$(3)	$1,197
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	2	6	(21)	4
Reclassification adjustments for net loss included in net income (loss)	—	8	—	5
Net foreign currency translation adjustments	2	14	(21)	9
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	1	(2)	1	(2)
Reclassification adjustment for gain included in net income (loss)	—	(4)	—	(4)
Net unrealized gain (loss) on available-for-sale securities	1	(6)	1	(6)
Other comprehensive income from equity method investee	—	—	2	—
Other comprehensive income (loss), net of taxes	3	8	(18)	3
Comprehensive income (loss)	$68	$1,350	$(21)	$1,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 28, 2018	December 29, 2017
OPERATING ACTIVITIES:
Net income (loss)	$(3)	$1,197
Income from discontinued operations, net of income taxes	(11)	(12)
Adjustments:
Amortization and depreciation	457	485
Impairments of long-lived assets	8	47
Stock-based compensation expense	265	448
Deferred income taxes	(18)	(1,821)
Gain on divestiture	—	(658)
Other	52	37
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, net	97	(38)
Accounts payable	35	5
Accrued compensation and benefits	(26)	(53)
Contract liabilities	70	187
Income taxes payable	(17)	954
Other assets	1	(12)
Other liabilities	38	(85)
Net cash provided by continuing operating activities	948	681
Net cash provided by discontinued operating activities	—	3
Net cash provided by operating activities	948	684
INVESTING ACTIVITIES:
Additions to property and equipment	(153)	(105)
Payments for acquisitions, net of cash acquired	(41)	(402)
Proceeds from maturities and sales of short-term investments	119	25
Purchases of short-term investments	—	(408)
Proceeds from divestiture, net of cash contributed	—	946
Proceeds from sale of property	26	—
Other	(12)	(20)
Net cash provided by (used in) investing activities	(61)	36
FINANCING ACTIVITIES:
Repayments of debt	—	(2,640)
Net proceeds from sales of common stock under employee stock incentive plans	8	83
Tax payments related to restricted stock units	(168)	(97)
Dividends and dividend equivalents paid	(169)	(163)
Payment for dissenting LifeLock shareholder settlement	—	(68)
Net cash used in financing activities	(329)	(2,885)
Effect of exchange rate fluctuations on cash and cash equivalents	(23)	60
Change in cash and cash equivalents	535	(2,105)
Beginning cash and cash equivalents	1,774	4,247
Ending cash and cash equivalents	$2,309	$2,142

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. The results of operations for the three and nine months ended December 28, 2018, are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine-month periods in this report relate to fiscal periods ended December 28, 2018 and December 29, 2017. The nine months ended December 28, 2018 and December 29, 2017 each consisted of 39 weeks. Our 2019 fiscal year consists of 52 weeks and ends on March 29, 2019.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the nine months ended December 28, 2018, except for those noted in Note 2 and Note 3, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
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
During the three and nine months ended December 28, 2018, as a result of the adoption of the new revenue recognition guidance, our net revenue increased $17 million and $26 million, respectively. Our operating expenses increased $1 million during the three months ended December 28, 2018 and decreased $10 million during the nine months ended December 28, 2018.

The effects of the adoption of the new revenue recognition guidance on our December 28, 2018 Condensed Consolidated Balance Sheets were as follows:

	As of December 28, 2018
(In millions)	As Reported	Balances Without Adoption of New Standard	Effect of Change
Accounts receivable, net	$723	$670	$53
Other current assets (1)	$422	$410	$12
Other long-term assets (2)	$1,268	$1,219	$49
Total assets	$16,456	$16,342	$114

Short-term contract liabilities	$2,214	$2,310	$(96)
Other current liabilities	$404	$371	$33
Long-term contract liabilities	$701	$797	$(96)
Deferred income tax liabilities	$626	$579	$47
Total liabilities	$10,550	$10,662	$(112)

Accumulated other comprehensive loss	$(14)	$(8)	$(6)
Retained earnings	$1,116	$884	$232
Total stockholders’ equity	$5,906	$5,680	$226

(1)	As reported includes short-term deferred commissions of $99 million. The balance without adoption of new standard includes short-term deferred commissions of $90 million.

(2)	As reported includes long-term deferred commissions of $92 million. The balance without adoption of new standard includes long-term deferred commissions of $44 million.
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

Recently issued authoritative guidance not yet adopted
Leases. In February 2016, the FASB issued new guidance on lease accounting which will require lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and will also require disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. The new guidance will be effective for us in our first quarter of fiscal 2020 and early adoption is permitted. We expect to adopt the new guidance on a modified retrospective basis in our first quarter of fiscal 2020. We have selected and are in the process of implementing a lease accounting system and finalizing our accounting policy and use of optional practical expedients. We are continuing to evaluate the impact of this new standard on our Consolidated Financial Statements and disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report. We are evaluating the impact to our Consolidated Financial Statements as it relates to other aspects of the business.
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
We generally do not offer rights of return for Enterprise Security products and the distribution channel does not hold inventory. As a result, historical returns and related reserves have been insignificant. We offer channel rebates and marketing programs for our Enterprise Security products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. We had reserves for Enterprise Security rebates and marketing programs of $8 million recorded in Other current liabilities as of December 28, 2018, and $6 million recorded against Accounts receivable, net as of March 30, 2018.
Consumer Digital Safety
We sell consumer products and services directly to end-users and consumer packaged software products through a multi-tiered distribution channel.
We offer various channel and end-user rebates for our Consumer Digital Safety products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We record estimated reserves for channel and end-user rebates as an offset to revenue or contract liabilities. We had reserves for Consumer Digital Safety rebates of $11 million recorded in Other current liabilities as of December 28, 2018 and $21 million recorded against Accounts receivable, net as of March 30, 2018. For consumer products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
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

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligations are Typically Satisfied
Products and services transferred at a point in time:
License with distinct deliverables	When software activation keys have been made available for download
Hardware with distinct deliverables	When control of the product passes to the customer; typically upon shipment
Products and services transferred over time:
License with interrelated deliverables	Over the expected performance term, beginning on the date that software activation keys are made available to the customer
Cloud hosted solutions	Over the contract term, beginning on the date that service is made available to the customer
Support and maintenance	Ratably over the course of the service term
Professional services	As the services are provided
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
The following table provides our revenue disaggregated by the timing of recognition under both the new guidance and the legacy guidance during the three months ended December 28, 2018:

(In millions)	As Reported	Amounts Without Adoption of New Standard	Effect of Change
Enterprise Security:
Products and services transferred at a point in time	$144	$91	$53
Products and services transferred over time	$465	$502	$(37)
Consumer Digital Safety:
Products and services transferred at a point in time	$12	$12	$—
Products and services transferred over time	$590	$589	$1
Total
Products and services transferred at a point in time	$156	$103	$53
Products and services transferred over time	$1,055	$1,091	$(36)

The following table provides our revenue disaggregated by the timing of recognition under both the new guidance and the legacy guidance during the nine months ended December 28, 2018:

(In millions)	As Reported	Amounts Without Adoption of New Standard	Effect of Change
Enterprise Security:
Products and services transferred at a point in time	$353	$223	$130
Products and services transferred over time	$1,386	$1,490	$(104)
Consumer Digital Safety:
Products and services transferred at a point in time	$36	$36	$—
Products and services transferred over time	$1,767	$1,767	$—
Total
Products and services transferred at a point in time	$389	$259	$130
Products and services transferred over time	$3,153	$3,257	$(104)
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
During the three months ended December 28, 2018, we recognized $831 million of revenue from our beginning third quarter of fiscal 2019 contract liabilities balance. During the nine months ended December 28, 2018, we recognized $1,954 million of revenue from our beginning fiscal 2019 contract liabilities balance.
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
During the three and nine months ended December 28, 2018, we recognized $25 million and $72 million, respectively, of amortization expense of capitalized contract acquisition costs. There were no impairment losses recognized during the periods.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of December 28, 2018, we had $2,959 million of remaining performance obligations and the approximate percentages expected to be recognized as revenue in the future are as follows:

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
(In millions, except percentages)		0 - 12 Months	13 - 24 Months	25 - 36 Months	Over 36 Months
Enterprise Security	$1,920	65%	24%	10%	2%
Consumer Digital Safety	1,039	96%	3%	1%	—%
Total	$2,959	76%	16%	7%	1%

Percentages may not add up to 100% due to rounding.

Note 4. Acquisitions and Divestiture
Fiscal 2019 acquisitions
During the nine months ended December 28, 2018, we completed acquisitions of companies for an aggregate purchase price of $42 million, net of $3 million cash acquired. The purchase prices were primarily allocated to goodwill and intangible assets.
Fiscal 2018 acquisitions
In July 2017, we completed our acquisitions of Israel-based Fireglass Ltd. and Skycure Ltd. The total aggregate consideration for these acquisitions, primarily consisting of cash, was $345 million, net of $15 million cash acquired. In addition, during the nine months ended December 29, 2017, we completed acquisitions of other companies for an aggregate purchase price of $66 million, net of cash acquired.
Pro forma results of operations for our fiscal 2019 and fiscal 2018 acquisitions have not been presented because they were not material to our consolidated results of operations, either individually or in the aggregate.
Fiscal 2018 divestiture
On October 31, 2017, we completed the sale of our website security (“WSS”) and public key infrastructure (“PKI”) solutions in our Enterprise Security segment to DigiCert Parent Inc. (“DigiCert”) and received aggregate consideration of $1.1 billion, consisting of approximately $960 million in cash and shares of common stock representing an approximate 28% interest in the outstanding common stock of DigiCert valued at $160 million as of October 31, 2017. During our fourth quarter of fiscal 2018, the cash consideration was adjusted to $951 million as a result of sales price adjustments.
As of October 31, 2017, our WSS and PKI solutions had net assets of $450 million. In addition, we had $8 million in cumulative currency translation losses related to subsidiaries that were sold, which was reclassified from Accumulated other comprehensive income (loss) to the gain on divestiture. We incurred direct costs of $8 million, which was netted against the gain on divestiture. During our third quarter of fiscal 2018, we recognized a gain on divestiture of $658 million, consisting of a $7 million gain on the sale of a short-term investment that was included in the transaction and a $651 million gain on the sale of other assets and liabilities. During our fourth quarter of fiscal 2018, the total gain on sale was adjusted to $653 million as a result of sales price adjustments. The tax expense on the gain on divestiture was $123 million.
Income before income taxes for our WSS and PKI solutions during the three and nine months ended December 29, 2017 was $8 million and $66 million, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Enterprise Security	Consumer Digital Safety	Total
Balance as of March 30, 2018	$5,734	$2,585	$8,319
Acquisitions	24	6	30
Translation adjustments	(2)	(3)	(5)
Balance as of December 28, 2018	$5,756	$2,588	$8,344
Intangible assets, net

	December 28, 2018			March 30, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,466	$(507)	$959	$1,462	$(357)	$1,105
Developed technology	1,025	(513)	512	1,037	(361)	676
Finite-lived trade names and other	13	(9)	4	13	(8)	5
Total finite-lived intangible assets	2,504	(1,029)	1,475	2,512	(726)	1,786
Indefinite-lived trade names	852	—	852	852	—	852
In-process research and development	2	—	2	5	—	5
Total intangible assets	$3,358	$(1,029)	$2,329	$3,369	$(726)	$2,643

Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Statements of Operations Classification
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Customer relationships and other	$52	$52	$156	$166	Operating expenses
Developed technology	59	59	176	175	Cost of revenues
Total	$111	$111	$332	$341
As of December 28, 2018, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	December 28, 2018
Remainder of 2019	$110
2020	437
2021	327
2022	266
2023	223
Thereafter	112
Total	$1,475
Note 6. Supplementary Information (in millions)
Cash and cash equivalents:

	December 28, 2018	March 30, 2018
Cash	$313	$1,016
Cash equivalents	1,996	758
Total cash and cash equivalents	$2,309	$1,774
Other current assets:

	December 28, 2018	March 30, 2018
Prepaid expenses	$162	$177
Income tax receivable and prepaid income taxes	39	107
Short-term deferred commissions	99	94
Assets held for sale	—	26
Other	122	118
Total other current assets	$422	$522
In October 2018, we completed the sale of certain land and buildings that were reported as assets held for sale as of March 30, 2018 for a sales price of $26 million, net of selling costs, which was equal to their carrying value.

Property and equipment, net:

	December 28, 2018	March 30, 2018
Land	$65	$66
Computer hardware and software	1,136	1,081
Office furniture and equipment	117	110
Buildings	364	365
Leasehold improvements	357	339
Construction in progress	35	29
Total property and equipment, gross	2,074	1,990
Accumulated depreciation and amortization	(1,283)	(1,212)
Total property and equipment, net	$791	$778
Other long-term assets:

	December 28, 2018	March 30, 2018
Cost method investments	$179	$175
Equity method investment	51	134
Long-term income tax receivable and prepaid income taxes	31	61
Deferred income tax assets	828	46
Long-term deferred commissions	92	35
Other	87	75
Total other long-term assets	$1,268	$526
Short-term contract liabilities:

	December 28, 2018	March 30, 2018
Deferred revenue	$1,738	$2,368
Customer deposit liabilities	476	—
Total short-term contract liabilities	$2,214	$2,368
Long-term income taxes payable:

	December 28, 2018	March 30, 2018
Deemed repatriation tax payable	$730	$824
Uncertain tax positions (including interest and penalties)	325	302
Total long-term income taxes payable	$1,055	$1,126
Other income (expense), net:

	Three Months Ended		Nine Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Interest income	$11	$5	$29	$16
Loss from equity interest	(24)	—	(84)	—
Foreign exchange loss	(4)	(5)	(16)	(26)
Other	(2)	9	11	10
Total other income (expense), net	$(19)	$9	$(60)	$—

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

	December 28, 2018			March 30, 2018
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$1,485	$1,485	$—	$679	$679	$—
Certificates of deposit	511	—	511	79	—	79
Short-term investments:
Corporate bonds	269	—	269	374	—	374
Commercial paper	—	—	—	2	—	2
Certificates of deposit	1	—	1	12	—	12
Total	$2,266	$1,485	$781	$1,146	$679	$467
The following table presents the contractual maturities of our investments in debt securities as of December 28, 2018:

(In millions)	Fair Value
Due in one year or less	$64
Due after one year through five years	206
Total	$270
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment and our long-term debt.
Non-marketable equity investments
Our non-marketable equity investments are investments in privately-held companies without a readily determinable fair value. Prior to March 31, 2018, we accounted for substantially all of these investments at cost less impairment and recognized realized gains or losses from sale or impairment in Other income (expense), net in our Condensed Consolidated Statements of Operations.
Effective March 31, 2018, we adopted the new accounting guidance related to the recognition and measurement of financial instruments. As a result, starting the first quarter of fiscal 2019, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on these investments, whether realized or unrealized, are recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations. As of December 28, 2018 and March 30, 2018, the carrying value of our non-marketable equity investments was $179 million and $175 million, respectively.
Equity method investment
Our investment in equity securities that is accounted for using the equity method is included in Other long-term assets in our Condensed Consolidated Balance Sheets and consists of our equity investment in a privately-held company that had a carrying value of $51 million and $134 million at December 28, 2018 and March 30, 2018, respectively.

We recorded a loss from equity interests of $24 million and $84 million during the three and nine months ended December 28, 2018, respectively, in Other income (expense), net in our Condensed Consolidated Statements of Operations. This loss for the nine months ended December 28, 2018 was reflected as a reduction in the carrying amount of our investment in equity interests in our Condensed Consolidated Balance Sheets.
The following table summarizes unaudited financial data from the privately-held company which was provided to us on a three-month lag:

	Three Months Ended	Nine Months Ended
(In millions)	December 28, 2018
Revenue	$80	$220
Gross profit	$67	$181
Net loss	$(83)	$(288)
Current and long-term debt
As of December 28, 2018 and March 30, 2018, the total fair value of our current and long-term fixed rate debt was $3.8 billion and 3.9 billion, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	December 28, 2018	March 30, 2018	Effective Interest Rate
Senior Term Loan A-2 due August 1, 2019	$600	$600	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	5,100	5,100
Less: Unamortized discount and issuance costs	(55)	(74)
Total debt	5,045	5,026
Less: current portion	(598)	—
Total long-term debt	$4,447	$5,026

(1)
The senior term facilities bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and the underlying loan agreements. The interest rates for the outstanding senior term loans are as follows:

	December 28, 2018	March 30, 2018
Senior Term Loan A-2 due August 1, 2019	4.06%	3.31%
Senior Term Loan A-5 due August 1, 2021	4.26%	3.54%
As of December 28, 2018, the future contractual maturities of debt by fiscal year are as follows:

(In millions)	December 28, 2018
2020	$600
2021	1,250
2022	1,750
2023	400
Thereafter	1,100
Total future maturities of debt	$5,100

Based on the closing price of our common stock of $18.56 on December 28, 2018, the if-converted value of our 2.5% Convertible Senior Notes exceeded the principal amount by approximately $53 million and the if-converted value of our 2.0% Convertible Senior Notes was below the principal amount.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Contractual interest expense	$9	$9	$28	$28
Amortization of debt discount and issuance costs	$4	$4	$12	$12
Revolving credit facility
We have an unsecured revolving credit facility to borrow up to $1.0 billion through May 10, 2021. For our current credit rating, borrowings under the revolving credit facility are subject to the same interest rate as our Senior Term Loan A-2. We are obligated to pay commitment fees on the unused commitment at a rate based on our debt ratings. As of December 28, 2018 and March 30, 2018, there were no borrowings outstanding under this revolving credit facility.
Covenant compliance
The Senior Term Loan agreements A-2, A-5 and our revolving credit facility contain customary representations and warranties, affirmative and negative covenants, including compliance with specified financial ratios, non-financial covenants for financial reporting, and restrictions on subsidiary indebtedness, liens, stock repurchases and dividends (with exceptions permitting our regular quarterly dividend). Our Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 also require us to file periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) by specified deadlines. As of December 28, 2018, we were in compliance with all debt covenants.
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
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	December 28, 2018	March 30, 2018
Foreign exchange forward contracts purchased	$825	$697
Foreign exchange forward contracts sold	$94	$151
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. As of December 28, 2018 and March 30, 2018, the fair value was insignificant. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of December 28, 2018 and March 30, 2018.
Our foreign exchange forward contracts are not designated as hedging instruments. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Foreign exchange forward contracts gain (loss)	$(1)	$1	$(39)	$11

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
Fiscal 2019 Plan
In August 2018, we announced a restructuring plan (the “Fiscal 2019 Plan”) under which we will initiate targeted reductions of up to approximately 8% of our global workforce. We estimate that we will incur total costs in connection with the Fiscal 2019 Plan of approximately $50 million, primarily for severance and termination benefits. These actions are expected to be completed in fiscal 2020. As of December 28, 2018, we have incurred costs of $9 million related to our Fiscal 2019 Plan.
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the “Fiscal 2017 Plan”), under which we reduced headcount and closed certain facilities. These actions were substantially completed at the end of our first quarter of fiscal 2019. As of December 28, 2018, liabilities for excess facility obligations at several locations around the world are expected to be paid throughout the respective lease terms, the longest of which extends through fiscal 2025. As of December 28, 2018, we have incurred costs of $289 million related to our Fiscal 2017 Plan.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Severance and termination benefit costs	$5	$11	$17	$50
Other exit and disposal costs	3	(2)	13	15
Asset write-offs	—	9	2	18
Transition costs	45	75	173	195
Total restructuring, transition and other costs	$53	$93	$205	$278
Restructuring summary
Our activities related to our restructuring plans are presented in the table below:

(In millions)	Balance as of March 30, 2018	Net Charges	Cash Payments	Balance as of December 28, 2018
Severance and termination benefit costs	$10	$17	$(23)	$4
Other exit and disposal costs	15	13	(21)	7
Total	$25	$30	$(44)	$11
The restructuring liabilities are included in Other current liabilities and Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Note 11. Income Taxes
The following table summarizes our effective tax rate for income from continuing operations for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Income from continuing operations before income taxes	$97	$705	$56	$502
Income tax expense (benefit)	$38	$(606)	$70	$(683)
Effective tax rate	39%	(86)%	125%	(136)%

We recorded an income tax benefit on discontinued operations of $3 million and $30 million for the three months ended December 28, 2018 and December 29, 2017, respectively. We recorded income tax expense on discontinued operations of $1 million, and $7 million for the nine months ended December 28, 2018 and December 29, 2017, respectively.
Our effective tax rate for continuing operations for fiscal 2019 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for fiscal 2018 differs from the federal statutory income tax rate primarily due to the tax expense from one-time adjustments for newly issued guidance on the 2017 Tax Cuts and Jobs Act (“Act”) and other changes in response to tax reform, partially offset by the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction.
Our effective tax rate for income from continuing operations for the nine months ended December 29, 2017 differs from the federal statutory income tax rate primarily due to accounting for the effects of enactment of the Act on December 22, 2017, the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
As of December 28, 2018, we have completed our accounting for the effects of the enactment of the Act in accordance with SEC Staff Accounting Bulletin No. 118 and the amounts are no longer considered provisional. We will continue to evaluate any new guidance from the U.S. Department of Treasury and the IRS as issued.
With respect to the Global Intangible Low Tax Income ("GILTI") provisions of the Act, we have determined that our accounting policy will be to record the tax expense associated with GILTI as a period cost. The adoption of this policy does not result in change to our fiscal year 2019 tax provision.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $22 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 12. Stockholders' Equity
Dividends
The following table summarizes dividends declared and paid and dividend equivalents paid for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Dividends declared and paid	$48	$47	$143	$139
Dividend equivalents paid	11	2	26	24
Total dividends and dividend equivalents paid	$59	$49	$169	$163
On January 31, 2019, we announced a cash dividend of $0.075 per share of common stock to be paid in March 2019. All shares of common stock issued and outstanding and all restricted stock units (“RSUs”) and performance-based restricted stock units (“PRUs”) as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock Repurchase Program
As of December 28, 2018, we had a remaining balance of our stock repurchase program of $800 million. In January 2019, our Board of Directors increased their authorization by $500 million, resulting in an aggregate authorization of $1.3 billion with no fixed expiration date.

Accumulated other comprehensive income (loss)
Components of Accumulated other comprehensive income (loss), net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Equity Method Investee	Total
Balance as of March 30, 2018	$8	$(4)	$—	$4
Other comprehensive income (loss) before reclassifications	(21)	1	2	(18)
Balance as of December 28, 2018	$(13)	$(3)	$2	$(14)
Note 13. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Cost of revenues	$4	$7	$13	$22
Sales and marketing	23	30	85	123
Research and development	19	49	97	143
General and administrative	9	39	70	160
Total stock-based compensation expense	$55	$125	265	448
Income tax expense (benefit) for stock-based compensation expense	$(12)	$2	(59)	(107)
The following table summarizes additional information related to our stock-based compensation:

	Nine Months Ended
(In millions, except per grant data)	December 28, 2018	December 29, 2017
RSUs:
Weighted-average fair value per award granted and assumed	$21.71	$30.20
Awards granted and assumed	14	12
Total fair value of awards released	$203	$265
Outstanding and unvested	21	21
PRUs:
Weighted-average fair value per award granted and assumed	$21.21	$32.94
Awards granted and assumed	2	4
Total fair value of awards released	$261	$24
Outstanding and unvested at target payout	4	9
Stock options:
Total intrinsic value of stock options exercised	$13	$123
Outstanding	12	14
Restricted stock:
Outstanding and unvested	1	1
PRUs
In October 2018, we released 12 million PRUs that vested on March 30, 2018.
Liability-classified awards settled in shares
For certain employees, we settled fiscal 2018 bonuses in approximately 1 million RSUs. These awards were granted and vested in the first quarter of fiscal 2019. Certain fiscal 2019 bonuses are expected to be settled in RSUs in the first quarter of fiscal 2020. As of December 28, 2018 and March 30, 2018, the total liability associated with liability-classified awards was $21 million and $25 million, respectively, which is presented in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets.
Employee stock purchase plan
In August 2018, we cancelled the issuance of common stock under our 2008 Employee Stock Purchase Plan for the 6-month purchase period ended August 15, 2018, as a result of the delayed filing of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. All participant contributions were refunded. In addition, the enrollment in the purchase period beginning August 16, 2018 was cancelled.
As of December 28, 2018, the total unrecognized stock-based compensation costs, net of estimated forfeitures, were as follows:

(In millions)	Unrecognized compensation cost	Weighted-average remaining years
RSUs	$280	1.8 years
PRUs	35	1.0 year
Options	12	1.3 years
Restricted stock	23	1.6 years
Liability-classified awards settled in shares	22	1.0 year
Total	$372
Note 14. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the nine months ended December 28, 2018, as there was a loss from continuing operations in the period and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Income (loss) from continuing operations	$59	$1,311	$(14)	$1,185
Income from discontinued operations, net of income taxes	6	31	11	12
Net income (loss)	$65	$1,342	$(3)	$1,197
Income (loss) per share - basic:
Continuing operations	$0.09	$2.12	$(0.02)	$1.93
Discontinued operations	$0.01	$0.05	$0.02	$0.02
Net income (loss) per share - basic	$0.10	$2.17	$(0.00)	$1.95
Income (loss) per share - diluted:
Continuing operations	$0.09	$1.97	$(0.02)	$1.78
Discontinued operations	$0.01	$0.05	$0.02	$0.02
Net income (loss) per share - diluted (1)	$0.10	$2.01	$(0.00)	$1.80

Weighted-average shares outstanding - basic	637	619	631	614
Dilutive potentially issuable shares:
Convertible debt	7	33	—	33
Employee equity awards	11	15	—	18
Weighted-average shares outstanding - diluted	655	667	631	665

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	—	91	—
Employee equity awards	8	1	47	1
Total	8	1	138	1

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during the nine months ended December 28, 2018 as there was a loss from continuing operations in the period.
Note 15. Segment and Geographic Information
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

There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reportable segments:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Total Segments:
Net revenues	$1,211	$1,209	$3,542	$3,624
Operating income	$388	$438	$1,073	$1,161
Enterprise Security:
Net revenues	$609	$625	$1,739	$1,957
Operating income	$91	$136	$227	$377
Consumer Digital Safety:
Net revenues	$602	$584	$1,803	$1,667
Operating income	$297	$302	$846	$784
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
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Total segment operating income	$388	$438	$1,073	$1,161
Reconciling items:
Stock-based compensation expense	55	125	265	448
Amortization of intangible assets	111	111	332	341
Restructuring, transition and other costs	53	93	205	278
Acquisition-related costs	—	13	3	51
Other	—	—	(5)	—
Total consolidated operating income from continuing operations	$169	$96	$273	$43
The following table summarizes net revenues by significant products and services categories:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Enterprise Security:
Endpoint and information protection	$260	$240	$769	$722
Network and web security	207	215	567	592
Website security and public key infrastructure	—	35	—	238
Other products and services	142	135	403	405
Total Enterprise Security	$609	$625	$1,739	$1,957
Consumer Digital Safety:
Consumer security	$367	$370	$1,104	$1,120
Identity and information protection	235	214	699	547
Total Consumer Digital Safety	602	584	1,803	1,667
Total net revenues	$1,211	$1,209	$3,542	$3,624
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
Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Americas	$815	$762	$2,315	$2,264
EMEA	241	270	718	791
APJ	155	177	509	569
Total net revenues	$1,211	$1,209	$3,542	$3,624
The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $763 million and $2,165 million during the three and nine months ended December 28, 2018, respectively, and $711 million and $2,103 million during the three and nine months ended December 29, 2017, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets, excluding cash and cash equivalents and short-term investments, as of December 28, 2018 and December 29, 2017, were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	December 28, 2018	March 30, 2018
U.S.	$2,215	$858
International	364	1,304
Total cash, cash equivalent and short-term investments	$2,579	$2,162
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	December 28, 2018	March 30, 2018
U.S.	$681	$677
International (1)	110	101
Total property and equipment, net	$791	$778

(1)	No individual country represented more than 10% of the respective totals.

Significant customers
In the three and nine months ended December 28, 2018 and December 29, 2017, the following customer, which is a distributor, accounted for 10% or more of our net revenues:

	Three Months Ended		Nine Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Customer A	10%	14%	N/A	N/A
As of December 28, 2018 and March 30, 2018, customers, which are distributors, that accounted for over 10% of our net accounts receivable, are as follows:

	December 28, 2018	March 30, 2018
Customer A	16%	22%
Customer B	15%	15%
Customer C	14%	N/A
Note 16. Commitments and Contingencies
Lease commitments
Our operating leases primarily consist of leases of our facilities and data center co-locations. As of December 28, 2018, the minimum future rentals on non-cancelable operating leases by fiscal year are as follows:

(In millions)	December 28, 2018
Remainder of 2019	$18
2020	53
2021	46
2022	36
2023	28
Thereafter	62
Total minimum future lease payments	243
Sublease income	(8)
Total minimum future payments, net	$235
Purchase obligations
As of December 28, 2018, we had purchase obligations of $1,090 million associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
Deemed repatriation taxes
As of December 28, 2018, we are required to pay a one-time transition tax of $703 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Act.

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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The third quarter of fiscal 2019 and fiscal 2018 both consisted of 13 weeks. The nine months ended December 28, 2018 and December 29, 2017 both consisted 39 weeks. Our 2019 fiscal year consists of 52 weeks and ends on March 29, 2019.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net revenues	$1,211	$1,209	$3,542	$3,624
Operating income	$169	$96	$273	$43
Net income (loss)	$65	$1,342	$(3)	$1,197
Net income (loss) per share - diluted	$0.10	$2.01	$(0.00)	$1.80
Cash provided by operating activities			$948	$684

	As Of
(In millions)	December 28, 2018	March 30, 2018
Cash, cash equivalents and short-term investments	$2,579	$2,162
Contract liabilities	$2,915	$3,103
Below are our financial highlights for the third quarter of fiscal 2019, compared to the corresponding period in the prior year:

•
Net revenues were relatively flat compared to the corresponding period in fiscal 2018, as increases in revenue from our identity and information protection solutions and from the impact of the adoption of the new revenue recognition standard were partially offset by a decrease as a result of the divestiture of our website security (“WSS”) and public key infrastructure (“PKI”) solutions in October 2017.

•	Operating income increased $73 million primarily due to lower stock-based compensation expense and restructuring, transition and other costs.

•
Net income and diluted net income per share decreased primarily due to the absence of a gain on the divestiture of our WSS and PKI solutions and a net income tax benefit as a result of the Act, both of which were recorded in our third quarter of fiscal 2018.

Below are our financial highlights for the first nine months of fiscal 2019, compared to the corresponding period in the prior year unless stated otherwise:

•	Net revenues decreased 2% primarily as a result of the divestiture of our WSS and PKI solutions, partially offset by an increase in revenue from our identity and information protection solutions.

•
Operating income increased $230 million primarily due to increased revenue from our identity and information protection solutions and lower stock-based compensation, partially offset by the negative impact to Enterprise Security Segment operating income due to the fiscal 2018 divestiture of WSS and PKI solutions.

•
Net income and diluted net income per share decreased primarily due to the absence of a gain on the divestiture of WSS and PKI solutions and a net income tax benefit as a result of the Act, which both were recorded during the third quarter of fiscal 2018.

•	Cash flow from operating activities increased $264 million due to higher net income adjusted for non-cash items, partially offset by unfavorable net changes in operating assets and liabilities.

•
Cash, cash equivalents and short-term investments increased by $417 million compared to March 30, 2018, primarily due to cash provided by operations, partially offset by investing and financing activities, consisting primarily of additions to property and equipment, tax payments related to restricted stock units and payments of dividend and dividend equivalents.

•
Contract liabilities decreased $188 million compared to March 30, 2018, primarily due to a decrease of $169 million in the March 30, 2018 balances as a result of the adoption of the new revenue recognition standard.

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
The critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended December 28, 2018, except for changes as a result of the adoption of the new revenue recognition accounting standard.
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

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net revenues	100%	100%	100%	100%
Cost of revenues	22	21	22	21
Gross profit	78	79	78	79
Operating expenses:
Sales and marketing	30	31	31	34
Research and development	17	19	19	19
General and administrative	8	10	10	12
Amortization of intangible assets	4	4	4	5
Restructuring, transition and other costs	4	8	6	8
Total operating expenses	64	71	71	78
Operating income	14	8	8	1
Interest expense	(4)	(5)	(4)	(5)
Gain on divestiture	—	54	—	18
Other income (expense), net	(2)	1	(2)	—
Income from continuing operations before income taxes	8	58	2	14
Income tax expense (benefit)	3	(50)	2	(19)
Income (loss) from continuing operations	5	108	—	33
Income from discontinued operations, net of income taxes	—	3	—	—
Net income (loss)	5%	111%	—%	33%

Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 28, 2018	December 29, 2017	Change in %	December 28, 2018	December 29, 2017	Change in %
Net revenues	$1,211	$1,209	—%	$3,542	$3,624	(2)%
Three Months Ended December 28, 2018 Compared with Three Months Ended December 29, 2017
Net revenues were relatively flat compared to the corresponding period in fiscal 2018, as an increase of $18 million from our Consumer Digital Safety segment due to a $21 million increase in revenue from identity and information protection solutions was largely offset by a $16 million decrease from our Enterprise Security segment, primarily due to a $35 million decrease as a result of the divestiture of our WSS and PKI solutions, partially offset by a $16 million increase as a result of the adoption of the new revenue recognition standard.
Nine Months Ended December 28, 2018 Compared with Nine Months Ended December 29, 2017
Net revenues decreased $82 million primarily due to a $218 million decrease from our Enterprise Security segment primarily due to the divestiture of our WSS and PKI solutions, offset by an increase of $136 million from our Consumer Digital Safety segment due to increased revenue from identity and information protection solutions.

Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Americas	67%	63%	65%	62%
EMEA	20%	22%	20%	22%
APJ	13%	15%	14%	16%

Percentages may not add up to 100% due to rounding.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 28, 2018	December 29, 2017	Change in %	December 28, 2018	December 29, 2017	Change in %
Cost of revenues	$266	$249	7%	$771	$768	—%
Three Months Ended December 28, 2018 Compared with Three Months Ended December 29, 2017
Our cost of revenues increased primarily due to a $10 million increase in technical support costs.
Nine Months Ended December 28, 2018 Compared with Nine Months Ended December 29, 2017
Our cost of revenues increased $3 million primarily due to a $50 million increase in our Consumer Digital Safety segment to support growth, partially offset by a $37 million decrease from the divestiture of our WSS and PKI solutions.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 28, 2018	December 29, 2017	Change in %	December 28, 2018	December 29, 2017	Change in %
Sales and marketing	$364	$372	(2)%	$1,115	$1,239	(10)%
Research and development	209	225	(7)%	677	699	(3)%
General and administrative	98	122	(20)%	345	431	(20)%
Amortization of intangible assets	52	52	—%	156	166	(6)%
Restructuring, transition and other costs	53	93	(43)%	205	278	(26)%
Total operating expenses	$776	$864	(10)%	$2,498	$2,813	(11)%
Three Months Ended December 28, 2018 Compared with Three Months Ended December 29, 2017
Sales and marketing expense decreased $8 million primarily due to a $7 million decrease in stock-based compensation and a $5 million decrease in advertising and promotional expense, partially offset by a $10 million increase in other compensation related expenses.
Research and development expense decreased $16 million primarily due to a $30 million decrease in stock-based compensation, partially offset by a $8 million increase in other compensation related expenses.
General and administrative expense decreased $24 million primarily due to a decrease of $30 million in stock-based compensation, partially offset by a $7 million increase in other compensation related expenses.
Amortization of intangible assets was relatively flat compared to the corresponding period in fiscal 2018.
Restructuring, transition and other costs decreased $40 million primarily due to a $39 million decrease in transition related costs reflecting the absence in fiscal 2019 of separation costs that were incurred in the third quarter of fiscal 2018 as a result of the divestiture of our WSS and PKI solutions.
Nine Months Ended December 28, 2018 Compared with Nine Months Ended December 29, 2017
Sales and marketing expense decreased $124 million primarily due to a $41 million decrease as a result of the divestiture of our WSS and KPI solutions, a $48 million decrease in advertising and promotional expense, primarily in our Consumer Digital

Safety segment, and a $38 million decrease in stock-based compensation expense, partially offset by a $15 million increase in other compensation related expenses.
Research and development expense decreased $22 million primarily due to a $46 million decrease in stock-based compensation, partially offset by a $15 million increase in outside services.
General and administrative expense decreased $86 million primarily due to a $90 million decrease in stock-based compensation.
Amortization of intangible assets decreased primarily due to intangibles sold with the divestiture of our WSS and PKI solutions.
Restructuring, transition and other costs decreased $73 million primarily due to a $35 million decrease in restructuring costs and a $38 million decrease in transition related costs, due to the absence in fiscal 2019 of separation costs that were incurred in fiscal 2018 as a result of the divestiture of our WSS and PKI solutions, partially offset by higher consulting costs associated with our enterprise resource planning and supporting systems projects.
Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Interest expense	$(53)	$(58)	$(157)	$(199)
Gain on divestiture	—	658	—	658
Interest income	11	5	29	16
Loss from equity interest	(24)	—	(84)	—
Foreign exchange loss	(4)	(5)	(16)	(26)
Other	(2)	9	11	10
Total non-operating income (expense), net	$(72)	$609	$(217)	$459
Three Months Ended December 28, 2018 Compared with Three Months Ended December 29, 2017
Non-operating income (expense), net, decreased by $681 million primarily due to the absence of the fiscal 2018 $658 million gain on the divestiture of our WSS and PKI solutions. In addition, in the third quarter of fiscal 2019, we incurred a $24 million loss from our equity interest received in connection with the divestiture of our WSS and PKI solutions.
Nine Months Ended December 28, 2018 Compared with Nine Months Ended December 29, 2017
Non-operating income (expense), net, decreased by $676 million primarily due to the absence of the fiscal 2018 $658 million gain on the divestiture of our WSS and PKI solutions. In addition, in the first nine months of fiscal 2019, we incurred an $84 million loss from our equity interest discussed above, partially offset by a $42 million decrease in interest expense as a result of lower outstanding borrowings due to repayments during fiscal 2018.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Income from continuing operations before income taxes	$97	$705	$56	$502
Income tax expense (benefit)	$38	$(606)	$70	$(683)
Effective tax rate	39%	(86)%	125%	(136)%
Our effective tax rate for continuing operations for fiscal 2019 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for fiscal 2018 differs from the federal statutory income tax rate primarily due to the tax expense from one-time adjustments for newly issued guidance on the Act and other changes in response to tax reform, partially offset by the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction.
Our effective tax rate for income from continuing operations for the nine months ended December 29, 2017 differs from the federal statutory income tax rate primarily due to accounting for the effects of enactment of the Act on December 22, 2017, the benefits of lower-taxed international earnings, the research and development tax credit, and excess tax benefits related to stock-based compensation, partially offset by various permanent differences.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $22 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Segment operating results
We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses primarily consist of stock-based compensation expense, amortization of intangible assets, restructuring, transition and other costs, and acquisition-related costs. See Note 15 to the Condensed Consolidated Financial Statements for more information.
Enterprise Security Segment

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 28, 2018	December 29, 2017	Change in %	December 28, 2018	December 29, 2017	Change in %
Net revenues	$609	$625	(3)%	$1,739	$1,957	(11)%
Percentage of net revenues	50%	52%		49%	54%
Operating income	$91	$136	(33)%	$227	$377	(40)%
Operating margin	15%	22%		13%	19%
Three Months Ended December 28, 2018 Compared with Three Months Ended December 29, 2017
Revenue decreased $16 million primarily due to a $35 million decrease as a result of the fiscal 2018 divestiture of our WSS and PKI solutions, partially offset by a $16 million increase as a result of the adoption of the new revenue recognition standard. Operating income decreased $45 million primarily due to the divestiture of our WSS and PKI solutions which contributed $23 million to segment operating income in the third quarter of fiscal 2018.
Nine Months Ended December 28, 2018 Compared with Nine Months Ended December 29, 2017
Revenue decreased $218 million primarily due to a $238 million decrease as a result of the fiscal 2018 divestiture of our WSS and PKI solutions, partially offset by a $26 million increase as a result of the adoption of the new revenue recognition standard. Operating income decreased $150 million primarily due to the divestiture of our WSS and PKI solutions which contributed $141 million to segment operating income in the first nine months of fiscal 2018.
Consumer Digital Safety Segment

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 28, 2018	December 29, 2017	Change in %	December 28, 2018	December 29, 2017	Change in %
Net revenues	$602	$584	3%	$1,803	$1,667	8%
Percentage of net revenues	50%	48%		51%	46%
Operating income	$297	$302	(2)%	$846	$784	8%
Operating margin	49%	52%		47%	47%
Three Months Ended December 28, 2018 Compared with Three Months Ended December 29, 2017
Revenue increased $18 million primarily due to a $21 million increase from our identity and information protection solutions. Revenue per customer increased slightly, whereas customer count decreased slightly. Operating income decreased $5 million primarily due to higher allocated corporate costs, partially offset by higher revenue.
Nine Months Ended December 28, 2018 Compared with Nine Months Ended December 29, 2017
Revenue increased $136 million due to a $152 million increase from our identity and information protection solutions, offset by a $16 million decrease from our consumer security products. Operating income increased $62 million, primarily due to higher revenue and lower advertising and promotional expense of $44 million, partially offset by higher allocated corporate costs.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of December 28, 2018, we had cash, cash equivalents and short-term investments of $2.6 billion, of which $364 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. Under the transition tax of the Act, we have treated all previously untaxed foreign earnings as taxable in the U.S. and as a result we recorded a provisional liability for the one-time transition tax, payable in installments through July 2025, of $703 million. The move to a participation exemption system under the Act allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
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
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	December 28, 2018	December 29, 2017
Net cash provided by (used in):
Operating activities	$948	$684
Investing activities	$(61)	$36
Financing activities	$(329)	$(2,885)
Cash from operating activities
Our cash flows for the first nine months of fiscal 2019 reflected a net loss of $3 million adjusted by non-cash items, including amortization and depreciation of $457 million, and stock-based compensation of $265 million, compared to a net income of $1.2 billion adjusted by non-cash items, including amortization and depreciation of $485 million, and stock-based compensation of $448 million for the first nine months of fiscal 2018. Our cash flows in the first nine months of fiscal 2018 also reflected $1.6 billion of discrete deferred income tax benefit related to adjustments of deferred taxes as a result of the enactment of the Act in December 2017 and $821 million in taxes payable as a result of transition taxes.
Changes in operating assets and liabilities consisted primarily of a decrease of $97 million in accounts receivable in the first nine months of fiscal 2019, reflecting higher collections versus billings.
Cash from investing activities
Our investing activities in the first nine months of fiscal 2019 included capital expenditures of $153 million and payments for acquisitions of $41 million, net of cash acquired, partially offset by cash proceeds from maturities and sales of short-term investments of $119 million, while our investing activities in the first nine months of fiscal 2018 consisted of net cash proceeds of $946 million from the divestiture of our WSS and PKI solutions in the third quarter of fiscal 2018, partially offset by purchases of short-term investments of $408 million, net cash payments of $402 million for acquisitions, primarily related to the acquisitions of Fireglass Ltd. and Skycure Ltd. and capital expenditures of $105 million.
Cash from financing activities
Our financing activities in the first nine months of fiscal 2019 primarily consisted of tax withholding payments related to RSUs of $168 million and payment of dividends and dividend equivalents of $169 million, compared to $97 million and $163 million, respectively, in the first nine months of fiscal 2018. In addition, we repaid debt of $2.6 billion and received net proceeds from sales of common stock under employee stock incentive plans of $83 million in the first nine months of fiscal 2018.

Cash requirements
Debt - As of December 28, 2018, our total outstanding principal amount of indebtedness was $5.1 billion, of which $600 million in principal is payable in the next twelve months, summarized as follows. See Note 8 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	December 28, 2018
Senior Term Loans	$1,100
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$5,100
Prior to the end of fiscal 2019, we plan to prepay our $600 million Senior Term Loan A-2 due August 1, 2019.
Debt covenant compliance. The Senior Term Loan agreements A-2, A-5 and our revolving credit facility contain customary representations and warranties, affirmative and negative covenants, including compliance with specified financial ratios, non-financial covenants for financial reporting, and restrictions on subsidiary indebtedness, liens, stock repurchases and dividends (with exceptions permitting our regular quarterly dividend). Our Convertible Senior Notes agreements and the agreement for our 5.0% Senior Note due April 15, 2025 also require us to file periodic reports with the SEC by specified deadlines. As of December 28, 2018, we were in compliance with all debt covenants.
Dividends. On January 31, 2019, we announced a cash dividend of $0.075 per share of common stock to be paid in March 2019. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of December 28, 2018, the remaining balance of our stock repurchase authorization was $800 million. In January 2019, our Board of Directors approved an increase or $500 million to our program, resulting in aggregate authorization of $1.3 billion with no fixed expiration date. We plan to initiate stock repurchases in the fourth quarter of fiscal 2019. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Contractual obligations
The following is a schedule of our significant contractual obligations as of December 28, 2018:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$5,100	$600	$3,000	$400	$1,100
Interest payments on debt (1)	658	179	279	118	82
Purchase obligations (2)	1,090	577	294	212	7
Deemed repatriation taxes (3)	703	—	105	202	396
Operating leases (4)	243	59	87	53	44
Total	$7,794	$1,415	$3,765	$985	$1,629

(1)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of December 28, 2018. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facilities.

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

(3)
These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Act which may be paid in installments through July 2025. See Note 11 to the Condensed Consolidated Financial Statements for further information on our income taxes and the impact from the recently enacted legislation.

(4)	We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of December 28, 2018 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $325 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 11 to the Condensed Consolidated Financial Statements for further information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the third quarter of fiscal 2019, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed in our public filings, the Audit Committee completed its internal investigation in September 2018. In connection with the Audit Committee Investigation, we voluntarily contacted the SEC in May 2018. The SEC commenced a formal investigation and we continue to cooperate with that investigation.
Furthermore, if the SEC commences legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies. The completion of the Audit Committee Investigation and filing of delinquent periodic reports does not automatically resolve the SEC investigation. We can provide no assurances as to the outcome of any governmental investigation.
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
We collect, use, store or disclose (collectively, “process”) an increasingly large amount of personal information, including from employees and customers, in connection with the operation of our business, particularly in relation to our identity and information protection offerings. We process an increasingly high volume, variety and velocity of personal information as a result of our identity and information protection offerings that rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Additionally, changes to applicable privacy or data security laws could impact how we process personal information, and therefore limit the effectiveness of our solutions or our ability to develop new solutions. For example, the European Union General Data Protection Regulation, which became fully effective on May 25, 2018, imposes more stringent data protection requirements, and provides for greater penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access.
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
OEM Sales Channels. A portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the volume of products delivered and the timing of such delivery;

•	Most of our OEM partners are not subject to minimum sales requirements. Generally, our OEM partners do not have any obligation to market our products to their customers;

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors;

•	Sales through our OEM partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales;

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
Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss).
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes to the U.S. federal income tax laws, including impacts of the recently enacted Act relating to future interpretations of the Act, the consequences of which have not yet been fully determined;

•
Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development’s base erosion and profit shifting project, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings;

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
As of December 28, 2018, we had an aggregate of $5.1 billion of outstanding indebtedness that will mature in calendar years 2019 through 2025, including approximately $4.0 billion in aggregate principal amount of existing senior notes and $1.1 billion of outstanding term loans under our senior credit facilities, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of December 28, 2018, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
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
(b) None.

(c) None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01*	Separation Agreement and General Release of All Claims by and between Symantec Corporation and Michael Fey.	8-K	000-17781	10.01	11/29/2018
10.02*	Symantec Corporation 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018
10.03*	Symantec Corporation 2008 Equity Incentive Plan, as amended.	10-K	000-17781	10.08	10/26/2018
10.04*	Symantec Corporation Offer Letter with Matthew Brown.					X
10.05*	Transition Services Agreement dated January 31, 2019 by and between Symantec Corporation and Nicholas Noviello.					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Gregory S. Clark
Gregory S. Clark President, Chief Executive Officer and Director

By:	/s/ Nicholas R. Noviello
Nicholas R. Noviello Executive Vice President and Chief Financial Officer

February 4, 2019