Form 10-K
period 2019-03-29
SYMANTEC CORP
filed 2019-05-24
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 29, 2019
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
(650) 527-8000
  ________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SYMC	The Nasdaq Stock Market LLC
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 28, 2018 as reported on the Nasdaq Global Select Market: $7,810,381,908. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of May 13, 2019 was 618,193,875 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 29, 2019.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended March 29, 2019

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo and Norton are trademarks or registered trademarks of Symantec in the United States (U.S.) and other countries. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors.
These and other risks are described under Item 1A. Risk Factors. We encourage you to read that section carefully.

PART I
Item 1. Business
Overview
Symantec Corporation is a global leader in cyber security. We provide cyber security products, services, and solutions to more than 350,000 organizations and 50 million individuals worldwide. Our Integrated Cyber Defense Platform helps business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. Our Cyber Safety solutions from Norton LifeLock help consumers protect their devices, online privacy, identities, and home networks.
Our business and consumer offerings are powered by the largest civilian threat intelligence network, which uses artificial intelligence, machine learning, and human intelligence to analyze trillions of rows of data every day across hundreds of millions of devices to discover and help prevent advanced threats that might otherwise go undetected. We believe this threat intelligence data is a competitive advantage, and a primary way we are able to provide faster and better protection for customers.
Founded in 1982, Symantec has operations in more than 45 countries. Our headquarters are located at 350 Ellis Street, Mountain View, California. Our internet home page is located at www.symantec.com. The information contained, or referred to, on our website is not part of this annual report unless expressly noted.
Fiscal 2019 Business Highlights
During fiscal 2019, we continued to make progress enhancing and expanding our product and services portfolio and improving product integration, partner integration, and sales delivery to help enterprise customers deploy our Integrated Cyber Defense Platform. We also made progress driving market adoption and increasing customer retention of our Consumer Cyber Safety (previously called Consumer Digital Safety) solutions, building on our Norton LifeLock product portfolio. In addition, we implemented operational improvements to reduce costs and complexity, building on the business transformation programs we completed in fiscal 2019, and leveraged synergies from the successful integration of our acquired businesses.

•
Our product development teams built extensive point-to-point integrations across endpoint, network, cloud, and email security products, responding to customer demand to consolidate vendors and enhance their security posture across control points.

•
We further extended our Integrated Cyber Defense (ICD) Platform through application programming interfaces (APIs) and engineering-level integration with more than 120 certified technology partners that have developed or are in the process of developing over 250 integrations of complementary products and services to expand our ecosystem, helping businesses implement a coordinated and robust approach to threat protection, detection, and response that improves security outcomes and drives down cost and complexity.

•
We expanded the marketing of bundled offerings of cyber safety services for consumers through the integration of our Norton-branded security services with LifeLock-branded identity theft protection services, to help individuals and families combat ever-evolving cyberthreats. Bundling these solutions enables us to combine our Norton and LifeLock demand generation and customer relationship management programs to drive new customer acquisition, improve retention, and cross-sell within our large installed base.

•	We launched significant new products to advance our portfolio and competitive position:

◦
Symantec Advanced EDR Tools and Managed EDR: We introduced Symantec’s Advanced Endpoint Detection and Response (EDR) tools and fully managed EDR (MEDR) service, enabling security teams around the world to stay ahead of threats. EDR improves incident response, threat hunting, and forensics, fortifying teams with investigation expertise and threat intelligence from a world-class team of security operations center analysts. MEDR detects stealthy attacks and examines suspicious activity for faster incident validation and response.

◦
Cloud Security Portfolio Enhancements: We expanded our cloud security portfolio to help organizations protect cloud applications and related infrastructure. Our ICD Platform offers robust cloud protection, providing visibility and control for virtually any cloud app, and integrations with CloudSOC CASB, Cloud Workload Protection (CWP), and Data Loss Protection (DLP), while enabling customers to track more risk attributes and scan cloud applications and repositories with new API Integrations.

◦
Data Loss Prevention Enhancements for Office 365: We introduced new features to protect data, whether at rest or in transit, on-premises or in the cloud, and everywhere it flows through a single management console.

◦
Cloud-based Network Security with Web Isolation: We introduced industry-first Web Isolation technology that integrates into our Web Security Service (WSS) and enables web browsing, nearly eliminating the risk of infection by zero-day malware or advanced threats.

◦
Cloud-based Network Security with Integrated Endpoint Protection: We introduced improved network-to-endpoint protection with the integration of Symantec Endpoint Protection (SEP) and SEP Mobile into WSS, allowing web traffic re-directs to WSS for enforcement of network security policies while consequently eliminating the need for a separate agent to manage traffic flow. Our new SD-Cloud Connector enables customers to combine the performance and reliability of Software Defined WAN (SD-WAN) technology with our

WSS to create a simple, high-performance method to connect branch office locations with our leading cloud security service.

◦
Targeted Attack Analytics: We expanded our Advanced Threat Protection (ATP) offering to include our targeted attack technology. This feature enables ATP customers to leverage advanced machine learning to automate the discovery of targeted attacks, one of the most dangerous intrusions in corporate networks.

•
Consistent with our strategy of acquiring companies with complementary technology to enhance our products, services, and solutions and speed time to market, we completed several acquisitions during our fiscal year 2019, including the following:

◦
Appthority. With this acquisition, we are able to provide mobile application security to our Consumer Cyber Safety customers, enabling them to analyze mobile apps for both malicious capabilities and unsafe and unwanted behaviors, such as vulnerabilities, risk of sensitive data loss, and privacy-invasive actions.

◦
Javelin. This acquisition brings advanced software technology to our Enterprise Security solutions, enabling enterprises to defend against Active Directory-based (AD) attacks through detection of AD misconfigurations and backdoors to help prevent AD reconnaissance and credentials misuse by authorized devices and applications.

◦
Luminate. With this acquisition, our solutions now incorporate software defined perimeter and zero trust technology enabling us to deliver private secure application access to all users, regardless of device, location, or infrastructure, extending the power of our ICD Platform to users and significantly extending our leadership in cloud security beyond alternative approaches.

•	We expanded our strategic partnerships in our Enterprise Security and Consumer Cyber Safety segments, including:

◦
Fortinet. We entered into an expansive partnership agreement with Fortinet in an effort to provide customers with comprehensive and robust firewall security solutions. Under this arrangement, we intend to integrate Fortinet’s Next-Generation Firewall (NGFW) capabilities into our cloud-delivered WSS and to integrate our endpoint protection solutions into the Fortinet Security Fabric platform. This technology partnership is designed to provide essential security controls across endpoint, network, and cloud environments that are critical to enforcing the zero trust security framework, a model built on the reality that threats everywhere, both inside and outside an organization, require a multi-layered approach to prevention, detection, and response.

◦
AON. We entered into a strategic partnership with AON, as part of our longer-term strategy to drive consumer adoption through business-to-business-to-consumer relationships. AON offers solutions to help high net worth individuals defend their assets against cyber criminals. The partnership provides that we will offer to AON customers features across our Consumer Cyber Safety solutions. We believe Cyber Safety is synergistic with many brands globally, such as insurers, banks, telecom providers and other organizations. As we expand Cyber Safety internationally and to address a growing array of vertical needs, we believe partnerships such as AON will expand the value we bring customers and the revenue potential for our consumer business.

Business Strategy
Our strategy is to combine best-of-breed technology with unmatched scale to deliver a comprehensive cyber security set of solutions for business and government customers, as well as consumers.
Our Enterprise Security strategy is to leverage our ICD Platform, partner ecosystem and global threat intelligence network to deliver Integrated Cyber Defense to business and government customers, helping them improve security while reducing cost and complexity. Our ICD Platform enables us to acquire new customers and cross-sell our full portfolio of products and services to existing customers and to customers of partners in our expansive ecosystem, such as Amazon.com Inc.’s AWS, Box, Inc., IBM Security, Microsoft Corporation (Microsoft), Oracle Corporation, ServiceNow, Inc., Splunk Inc., and many others.
Our Consumer Cyber Safety strategy is to combine and leverage our portfolio of Norton and LifeLock offerings to deliver a set of Cyber Safety solutions that address today’s continually evolving and increasingly complex threat landscape. This threat landscape puts consumers at increased risk of having their security, online privacy, and identities compromised. As the risks to consumers shift from PC-based attacks to more sophisticated threats such as ransomware, identity theft, and privacy risks, our software and services provide a multi-layered approach to protect consumers, regardless of device, network, or location.
Products and Services
Enterprise Security Portfolio: Integrated Cyber Defense
Our Enterprise Security portfolio includes a deep and broad mix of products, services, and solutions, delivered as part of our ICD Platform. Our platform unifies cloud and on-premises security to provide advanced threat protection and information protection across endpoints, networks, email, and cloud applications. Key components of our ICD Platform include:

•	Advanced Security Services

•
Advanced Threat Protection: Multiple layers of threat prevention, detection, and forensic technology provide a robust view of malicious activities across control points, enabling users to contain, investigate, and remediate threats.

•
Information Protection: Encryption, data loss prevention, multi-factor authentication, tagging, and analytics enable businesses and governments to protect confidential information and IT assets while managing compliance requirements and restricting access to authenticated users.

•
Identity Management: Cloud-based authentication service with multi-factor authentication to cloud apps, network, and Virtual Private Network (VPN) to reduce the risk of breaches and unauthorized access.

•
Compliance enforcement: A suite of governance, risk, and compliance tools help customers inventory their IT assets, evaluate vulnerabilities, govern information access, and automate compliance reporting for more than 100 regulatory and best-practice frameworks including GDPR, HIPAA, NIST, PCI, and SWIFT.

•
Third-party applications: Over 250 TIPP (Technology Integration Partner Program) certified integrations enhance productivity for security operations and incident response teams while extending the value of current cyber investments.

•	Control Points

•
Endpoint Security: A single agent architecture delivers multi-layered security across endpoints - desktop, server, mobile, and IoT - and enables customers to protect enterprise and mobile workforces, regardless of operating system, device, or network security approaches.

•
Network Security: Cloud and on-premises network security solutions, based on an advanced proxy architecture, provide superior defense against advanced threats, enable users to protect critical business information, and help ensure secure and compliant use of cloud applications and the web.

•
Email Security: Multiple layers of protection (including threat isolation and advanced analytics) against ransomware, spear phishing, and enterprise email compromise help identify targeted attacks and enable users to protect email against user error and data leakage.

•
Cloud Application Security: Advanced solutions that secure cloud access, cloud infrastructure, and cloud applications, providing in-depth visibility, data security, and threat protection to safeguard users, information, and workloads across public and private clouds.

•	Cyber Security Services

•
An integrated portfolio including Managed Security Services, Incident Response, and Deep Sight Threat Intelligence, driven by our private network of cyber security analysts within our global security operations centers.

•	ICD Platform Foundations
Our solutions are powered by the following critical features:

•
Threat Intelligence: The world’s largest civilian threat intelligence network applies deep security research, expert analysis, and artificial intelligence to monitor and synthesize nine trillion rows of telemetry daily, helping discover and block targeted attacks and cybercrime that would otherwise go undetected.

•
AI and Machine Learning Services: Artificial intelligence and machine learning analyze massive amounts of control point data and sift through our entire telemetry data set to help identify potential threats and accelerate response and remediation.

•
API and ICD Exchange Services: APIs and ICD Exchange (ICDx) vastly simplify integrations with ICD, providing enhanced protection, investigation, and remediation across Symantec endpoints, networks, email, cloud applications, and third-party products.

•	ICD Manager Services: A shared management console provides a single point of control for policy management, monitoring, and reporting.

•	Automation: Built-in automation simplifies investigation, accelerates response times, and minimizes damages from attacks, while reducing manual processes and cost of security operations.

•	Open Ecosystem

•
An expansive set of open APIs with over 100 certified technology partners creating the broadest ecosystem in cyber security, enabling a coordinated and best-in-class approach to threat protection, detection, and response.

In addition to our core product portfolio, Symantec offers enterprise security services including:

•
Consulting Services: We provide the experience, expertise, and industry intelligence to assist enterprises to better architect, design, implement, and optimize their security software, people, and processes. Symantec consultants guide enterprises toward solutions that meet their business goals and leave them with the knowledge to maintain and enhance their security environment.

•
Premium Support Services: Our premium support services for enterprises focus on timely and accurate issue resolution by placing a product family expert at the center of a tailored support experience, who provides technical support, manages escalations, delivers case and system reviews, oversees environmental health checks, and provides proactive services such as upgrade planning and feature optimization.

•
Cyber Security Services: We provide continual threat monitoring, customized guidance, and 24x7 personalized service within an enterprise’s security environment through our Managed Security Services, Deep Sight Intelligence, and Incident Response Services.

Consumer Cyber Safety Portfolio
Our Consumer Cyber Safety solutions consist primarily of the following product offerings which are being integrated into a unified user experience under the Norton LifeLock brand:

•
Norton Security: Our Norton Security solutions are available as a subscription service providing protection for devices against malware, viruses, adware, and ransomware on multiple platforms: Windows, Mac, Android, and iOS. Users also have access to a password manager, parental controls, and safe web browsing that blocks malicious sites and filters browser search results. Users also can perform secure cloud backups of photos, financial files, and other important documents on Windows, providing additional protection in the event ransomware attacks make these files unavailable. For mobile devices, Norton Security also filters risky apps, enables stolen device recovery, provides contact recovery, and blocks unwanted spam texts and calls. Norton Security includes 24x7 support by trained support agents who are available to assist customers.

•
LifeLock Identity Theft Protection: Our LifeLock identity theft protection solution provides identity monitoring, alerts, and restoration to our customers. LifeLock puts users in control of their identity elements, including social security numbers, bank accounts, email addresses, physical addresses, and driver’s license and phone numbers. The service alerts users on key events and recommends actions to prevent unauthorized access. If an identity theft takes place, LifeLock’s identity experts work with the user to restore their identities, managing interaction with various governmental agencies, financial institutions, and merchants - and addressing legal fees, wage loss, and associated damages.

•
Norton Wi-Fi Privacy VPN: Our Norton Wi-Fi Privacy VPN service offers a protected way to connect to the Internet, encrypting data users send over internet connections and enhancing levels of privacy online. With this service, users can confidently access private information such as passwords, bank details, and credit card numbers when using public Wi-Fi on PC, Mac, or mobile device without risk of compromise. Users can also connect globally to their favorite apps, websites, and online streaming by changing their virtual location. This service also limits the ability of websites to track users, thereby eliminating persistent personalized ads based on browsing history.

Sales and Go-to-Market Strategy
Our go-to-market network includes direct sales forces and broad e-commerce capabilities, as well as indirect sales resources that support our global partner ecosystem. We also maintain strategic relationships with a number of original equipment manufacturers (OEMs), Internet service providers (ISPs), global service integrators (GSIs), wireless carriers, and retail and online stores through which we market and sell our products.
Enterprise
We sell and market our products and services to large enterprises, including business, government, and public-sector customers, through our field sales force and reseller channels. Our field sales team leverages our global partner ecosystem, primarily targeting senior executives and IT department personnel responsible for managing a company’s highest-order IT and cyber security initiatives.
We also sell and market our products and services to small, medium, and large businesses through field sales and inside sales forces that leverage indirect sales partners around the world, who are specifically trained and certified to sell our solutions. These partners include national solution providers, regional solution providers, national account resellers, global/federal system integrators, and managed service providers.
Our enterprise products and services are also available on our e-commerce platform, as well as through authorized distributors, GSIs, and OEMs, who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products.
Consumer
We sell and market our consumer products and services to individuals, households, and small businesses globally. We bring these products to market through direct marketing and co-marketing programs supported by our e-commerce and tele-sales platforms. In addition, we utilize Internet-based resellers, system builders, ISPs, employee benefits providers, wireless carriers, retailers, and OEMs to distribute our offerings worldwide. We drive consumer business growth through global brand and demand campaigns, new customer acquisition, retention focused cross-selling, and customer success programs.
Research and Development
Symantec embraces a global research and development strategy to drive organic innovation and product integration across our portfolio. Our engineering and product management teams are focused on delivering new versions of existing product lines, as well as developing entirely new products and services to drive the company’s leadership in cyber security. We also have a technology research organization focused on short, medium, and longer-term applied research projects, with the goal of transferring completed innovations into our product groups for commercialization.

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
We provide Enterprise Security customers with various levels of technical support and customer success services. Our support program offers annual maintenance support contracts, including content, updates, and technical support. Our Essential Support includes: self-service options, assisted support delivered by telephone or electronically during contracted-for hours, immediate patches for severe problems, periodic software updates, and access to our technical knowledge base and frequently asked questions. Our Premium Support includes all Essential Support services with the addition of proactive health checks, assigned technical contacts, and other customer success activities.
Our Consumer Cyber Safety support includes self-help online services and phone, chat, and email support worldwide. Most of our Norton Security products come with automatic downloads of the latest virus definitions, application bug fixes, and patches, as well as a “Virus Protection Promise,” which in some markets provides free virus removal services to customers whose protected computers become infected. Our Consumer Cyber Safety service and support offerings come with 24x7x365 customer support, along with alert resolution, lost wallet protection, and restoration services during normal business hours.
Competition
Our markets are consolidating, highly competitive, and subject to rapid changes in technology. The competitive landscape has changed significantly over the past few years, with new competition arising. Some of the market growth has come from startups that focus on solving a particular issue or delivering a niche-oriented product, and from larger integration providers that increasingly seek to add to or extend their offerings. We focus on delivering comprehensive customer solutions, integrating across our broad product portfolio, and partnering with other technology providers to differentiate our offerings and platforms from the competition.
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
Our Enterprise Security competitors vary by product category, geography, channel, and customer size:

•
Endpoint security competitors include McAfee LLC (McAfee), Microsoft, CrowdStrike, Inc., and Carbon Black, Inc., as well as several point-product competitors, freeware providers, and regional security companies.

•
Network security competitors include Palo Alto Networks Inc. (Palo Alto), FireEye Inc. (FireEye), Cisco Systems, Inc. (Cisco), McAfee, Forcepoint LLC (Forcepoint), and Zscaler, Inc., as well as other established and emerging companies.

•
Cloud security competitors include Cisco, McAfee, Microsoft, and Netskope, Inc., as well as other established and emerging companies. We expect additional competition as the market for security-as-a-service continues to develop and expand.

•	Email security competitors include Proofpoint, Inc. and Microsoft.

•
Advanced threat protection competitors include McAfee, Palo Alto, FireEye, International Business Machines Corporation (IBM), and Dell EMC, as well as Niksun Inc. and Trend Micro Inc. (Trend Micro). As new IT budgets are created to address next-generation threats, we expect to compete with additional specialized vendors, as well as larger vendors that may continue to acquire or bundle their products.

•	Information protection competitors include RSA (a Dell Technologies business), McAfee, Forcepoint, Digital Guardian, Inc., and Microsoft.

•	Cyber security services and managed security services competitors include FireEye, IBM, and SecureWorks Corporation, as well as other additional established and emerging companies.
Our Consumer Cyber Safety competitors vary by product category, geography, and channel. Norton Security competitors include Avast Software s.r.o., McAfee, Microsoft, and Trend Micro. Consumer backup product competitors include Carbonite, Inc. LifeLock identity theft protection competitors include credit bureaus Experian PLC, Equifax Inc., and TransUnion, as well as others including Affinion Group, Inc., Anchor Free, Inc., Credit Karma, Inc., and Intersections, Inc.

We believe that the principal competitive factors necessary to be successful in our industry include product quality and effectiveness, time-to-market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.
Intellectual Property
Protective measures
Our intellectual property is an important and vital asset of the company that enables us to develop, market, and sell our products and services and enhance our competitive position. Intellectual property includes our proprietary business and technical know-how, inventions, works of authorship, and confidential information. To protect our intellectual property, we rely primarily upon legal rights in trade secrets, patents, copyrights, and trademarks, in addition to company policies and procedures, security practices, contracts, and relevant operational measures.
We protect the confidentiality of proprietary information by entering into non-disclosure agreements with our employees, contractors, and channel and business partners, and we enter into license agreements with respect to our software and proprietary information that include confidentiality terms. These agreements are generally non-transferable and have either a perpetual or time-limited term. We also publish company policies on trade secret protection and employ access controls and associated security measures to protect our facilities, equipment, and networks.
Patents, copyrights, trademarks, and licenses
We maintain an internal patent program with the objective of identifying inventions that provide the basis for new patent applications in areas of importance to our business. We have approximately 2,345 U.S. patents, in addition to foreign patents and pending U.S. and foreign patent applications, which relate to inventive aspects of our products and technology. The duration of our patents is determined by the laws of the issuing country. In the U.S., this is typically twenty years from the date of filing of the priority patent application resulting in the patent, which we believe is adequate relative to expected product lifecycles.
Our products, particularly our software and related documentation, are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary rights. We employ procedures to label copyrightable works with the appropriate proprietary rights notices, and we actively enforce these rights in the U.S. and abroad. However, these measures may not provide adequate protection, and our intellectual property rights may be challenged.
Symantec, Norton, LifeLock, and associated logos, including the checkmark in a circle logo, are trademarks or registered trademarks of the company in the U.S. and other countries in which we conduct business. In addition, we have used, registered, or applied to register other trademarks and service marks to help distinguish our products and services from those of our competitors. We actively enforce our trademark, service mark, and trade name rights in the U.S. and abroad based on our rights under common law, and various U.S. and foreign laws and regulations, as well as rights under international treaties and conventions. The duration of our trademark registrations varies from country to country. In the U.S., we are generally able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use.
In limited cases, we license intellectual property from third parties for use in our products and generally must rely on those third parties to protect the licensed rights. This can include open source software which is not subject to proprietary rights protection. While the ability to maintain and protect our intellectual property rights is important to our success, we believe our business is not materially dependent on any individual patent, copyright, trademark, trade secret, license, or other intellectual property right.
Seasonality
As is typical for many technology companies, our business is subject to seasonality. See our quarterly results of operations in “Selected Quarterly Financial Data (Unaudited)” included in Part II, Item 8 of this Annual Report on Form 10-K.
Corporate Responsibility
Our annual Corporate Responsibility Report can be found via the Symantec website at https://www.symantec.com/about/corporate-responsibility. The information contained, or referred to, on our website, including our Corporate Responsibility Report, is not part of this annual report unless expressly noted.
Employees
As of March 29, 2019, we employed more than 11,900 people worldwide.
Available information
Our Internet home page is located at www.symantec.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC) on our investor relations website located at www.symantec.com/invest. The information contained, or referred to, on our website is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Item 1A. Risk Factors
A description of the risk factors associated with our business is set forth below. The list is not exhaustive, and you should carefully consider these risks and uncertainties before investing in our common stock.

A decrease in demand for our solutions could adversely affect our financial results.
We are subject to fluctuations in demand for our solutions due to a variety of factors, including market transitions, general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, the timing and duration of hardware refresh cycles, financial difficulties and budget constraints of our current and potential customers, public awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our sales. If demand for our solutions declines, whether due to general economic conditions, a shift in buying patterns or otherwise, our revenues and margins would likely be adversely affected.
Fluctuations in our quarterly financial results have affected the trading price of our outstanding securities in the past and could affect the trading price of our outstanding securities in the future.
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
Factors associated with our industry, the operation of our business, and the markets for our solutions may cause our quarterly financial results to fluctuate, including but not limited to:

•	Fluctuations in our revenue due to the transition of our sales contracts to a higher mix of products subject to ratable versus point-in-time revenue recognition;

•	Fluctuations in demand for our solutions;

•	Entry of new competition into our markets;

•	Our ability to achieve targeted operating income and margins and revenues;

•	Competitive pricing pressure for one or more of our classes of our solutions;

•	Our ability to timely complete the release of new or enhanced versions of our solutions;

•	The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomware, and other malicious threats) and cyber security incidents (e.g., large scale data breaches);

•	Our resellers making a substantial portion of their purchases near the end of each quarter;

•	Customers’ tendency to negotiate licenses and other agreements near the end of each quarter;

•	Cancellation, deferral, or limitation of orders by customers;

•	Loss of customers or strategic partners;

•	Changes in the mix or type of products and subscriptions sold and changes in the renewal rates for our subscriptions;

•	The rate of adoption of new technologies, new releases of operating systems, and new business processes;

•	Consumer confidence and spending changes, which could be impacted by market changes and general economic conditions, among other reasons;

•
Political and military instability caused by war or other events, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively;

•	The timing, rate and pricing of customer purchases to replace older versions of our hardware products that have reached end of life;

•	The impact of litigation, regulatory inquiries, or investigations;

•	The timing and extent of significant restructuring charges;

•	The impact of acquisitions and our ability to achieve expected synergies;

•	Disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, or earthquakes, floods, or other natural disasters;

•	Fluctuations in foreign currency exchange rates;

•	Movements in interest rates; and

•	Changes in tax laws, rules, and regulations.
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
Our business depends on customers renewing their arrangements for maintenance, subscriptions, managed security services, and cloud-based (cloud) offerings.
A large portion of our Enterprise Security revenue is derived from arrangements for maintenance, subscriptions, managed security services, and cloud offerings, yet customers have no contractual obligation to purchase additional solutions after the initial subscription or contract period. In particular, term-based license subscriptions and cloud-based products are increasing as a percentage of our total revenues. While we believe our customers’ renewal rates, in general, have been relatively stable in recent periods, customer retention and renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions or our customer support, customer budgets, and the pricing of our solutions compared with the solutions offered by our competitors, any of which may cause our revenue to grow more slowly than expected, or to decline. Accordingly, we must invest significant time and resources in providing ongoing value to our customers. If these efforts fail, if our customers do not renew for other reasons, or if our customers renew on terms less favorable to us, our revenue may decline, and our business will suffer.
If we are unable to develop new and enhanced solutions that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing solutions or adapt our business model to keep pace with industry trends, our competitive position may weaken, and our business and operating results could be adversely affected.
Our future success depends on our ability to effectively respond to the rapidly changing needs of our customers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis.
We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our sales that could adversely affect our business and operating results. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, the continued volatility in the PC market, the market shift towards mobility, and the increasing transition towards subscription and cloud-based solutions, all of which continue to make it more difficult for us to compete effectively. For example, although we have been investing heavily in solutions that address the cloud security market, we cannot be certain that it will develop at a rate or in the manner we expect or that we will be able to compete successfully with new entrants or more established competitors. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions that satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our solutions, which may adversely impact our operating results. The development and introduction of new solutions involves a significant commitment of time and resources and are subject to a number of risks and challenges including but not limited to:

•	Lengthy development cycles;

•	Evolving industry standards and technological developments by our competitors and customers;

•	Evolving platforms, operating systems, and hardware products, such as mobile devices, and related product and service interoperability challenges;

•	Entering into new or unproven markets;

•	Executing new product and service strategies;

•	Trade compliance difficulties;

•	Developing or expanding efficient sales channels; and

•	Obtaining sufficient licenses to technology and technical access to operating system software.
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
Our future success depends upon our ability to recruit and retain key management, technical (including cyber-security experts), sales, marketing, finance, and other personnel. Our officers and other key personnel are employees-at-will and we generally do not have employment or non-compete agreements with our employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, especially in and around our headquarters in the Silicon Valley, and we face difficulties in attracting, retaining, and motivating employees as a result. In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation. Additionally, changes in immigration laws could impair our ability to attract and retain highly qualified employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, results of operations and future growth prospects could suffer. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares required for issuance under our equity compensation plans. As a result, we may issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures has widely varied and have resulted in significant changes to our executive leadership team. For example, we are initiating a Chief Executive Officer transition process, and appointed an interim President and Chief Executive Officer. Additionally, our Chief Operating Officer resigned in November 2018 and, as previously disclosed, our Chief Financial Officer is stepping down and is being replaced by a new Chief Financial Officer as of the date hereof. Although we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results.
We operate in a highly competitive environment, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenues to decline.
We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges, or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our sales that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.
Our competitors include software and cloud-based vendors that offer solutions that directly compete with our offerings. In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware original equipment manufacturers (OEMs) and internet service providers (ISPs). Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ solutions than our own. In addition, software and cloud-based vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and financial results.
We face growing competition from network equipment, computer hardware manufacturers, large operating system providers, and other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of these competitors are increasingly developing and incorporating into their products data protection software that competes at some levels with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions.
Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is offered free of charge. Some companies offer lower-priced or free security products within their computer hardware or software products. Our competitive position could be adversely affected to the extent that our customers perceive these lower cost or free security products as replacing the need for more effective, full featured solutions, such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our sales and operating results by causing, among other things, price reductions of our solutions, reduced profitability, and loss of market share.
Many of our competitors have greater financial, technical, sales, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us on several levels. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
Our cloud offerings present execution and competitive risks.
Our cloud offerings are critical to our business. Our competitors are rapidly developing and deploying cloud offerings for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We have made and are continuing to make significant investments in, and devoting significant resources to develop and deploy, our own cloud strategies. We cannot assure you that our ongoing investments in and development of our cloud infrastructure and related cloud offerings will achieve the expected returns for us or that we will be able to compete successfully in the marketplace. In addition to software development costs, we are incurring significant costs to build, execute upon, and maintain the infrastructure needed to support our cloud offerings. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this business model depends on our execution in a number of areas, including:

•	Continuing to innovate and bring to market compelling cloud-based solutions that generate increasing traffic and market share; and

•	Ensuring that our cloud offerings meet the reliability expectations of our customers and maintain the security of their data.
We invest in research and development activities in both the short and long term, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.
While we continue to focus on managing our costs and expenses, we also continue to invest significantly in research and development activities, in both the short and long term, as we focus on organic growth through internal innovation in each of our business segments. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, and that the level of these investments will increase in future periods. We recognize the costs associated with these research and development investments earlier than the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
Changes in industry structure and market conditions could lead to charges related to discontinuance of certain of our products or businesses and asset impairments.
In response to changes in industry structure and market conditions, we may be required to strategically reallocate our resources and consider restructuring, disposing of, or otherwise exiting certain businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with contract manufacturers and suppliers.
Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances, and future goodwill impairment evaluations may result in a charge to earnings.
Matters relating to or arising from our completed Audit Committee Investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations.
As previously disclosed in our public filings, the Audit Committee completed its internal investigation in September 2018. In connection with the Audit Committee Investigation, we voluntarily contacted the SEC. The SEC commenced a formal investigation, and we continue to cooperate with that investigation. The outcome of such an investigation is difficult to predict. If the SEC commences legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order, and other equitable remedies. We can provide no assurances as to the outcome of any governmental investigation.
We have incurred, and will continue to incur, significant expenses related to legal and other professional services in connection with the ongoing SEC investigation, which may continue to adversely affect our business and financial condition. In addition, securities class actions and other lawsuits have been filed against us, our directors, and officers (see also, “We are subject to pending securities class action and stockholder derivative legal proceedings . . .” below). The outcome of the securities class actions and other litigation and regulatory proceedings or government enforcement actions is difficult to predict, and the cost to defend, settle, or otherwise resolve these matters may be significant. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to impose sanctions, including significant monetary penalties. The monetary and other impact of these litigations, proceedings, or actions may remain unknown for substantial periods of time. Further, an unfavorable resolution of litigations, proceedings or actions could have a material adverse effect on our business, financial condition, and results of operations and cash flows. Any future investigations or additional lawsuits may also adversely affect our business, financial condition, results of operations, and cash flows.
We are subject to pending securities class action and stockholder derivative legal proceedings that may adversely affect our business.
Several securities class action and purported derivative lawsuits have been filed against us arising out of the announcement of the Audit Committee Investigation. In addition, we have received demands from purported stockholders to inspect corporate books and records under Delaware law. No specific amounts of damages have been alleged in these lawsuits. We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our Audit Committee Investigation are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could further adversely affect our business, results of operations, and cash flows.

The delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.
As a result of the delayed filing of some of our periodic reports with the SEC in connection with the completed Audit Committee Investigation, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until December 2019, at the earliest. Registering the offer and sale of our securities prior to the time we are eligible to use Form S-3 may increase our transaction costs, and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.
Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations, and cash flows.
Under Delaware law, our certificate of incorporation, our bylaws, and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to past, current, and future investigations and litigation.
The scope of our indemnification obligations may be broader than the coverage available under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover any amounts we previously advanced to them.
We cannot provide any assurances that future indemnification claims, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover such claims. Further, should a coverage dispute arise, we may also incur significant expenses in relation to litigating or attempting to resolve any such dispute. Accordingly, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, a weakening of economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition, and operating results in a number of ways. Impacts could include longer sales cycles, pressure to lower prices for our solutions, a reduction in the rate of adoption of our solutions by new customers, and a lower rate of current customers purchasing upgrades to our current solutions.
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
Defects, disruptions or risks related to our cloud offerings could impair our ability to deliver our services and could expose us to liability, damage our brand and reputation, or otherwise negatively impact our business.
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
We currently serve our cloud-based customers from hosting facilities, including third-party hosting facilities, located across the globe. Damage to, or failure of, any significant element of these hosting facilities could result in interruptions in our service, which could harm our customers and expose us to liability. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. Global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our cloud offerings are unreliable.
Our solutions are complex and operate in a wide variety of environments, systems, applications, and configurations, which could result in failures of our solutions to function as designed.
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
Errors, failures, or bugs in solutions released by us could result in negative publicity, damage to our brand and reputation, returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our solutions in applications that are critical to their businesses and may have a greater sensitivity to defects in our solutions than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity, security, or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our solutions could be harmed. Alleviating any of these problems could require significant expenditures, our capital, and other resources and could cause interruptions, delays, or cessation of our licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.
Our products, solutions, cloud offerings, systems, and website may be subject to intentional disruption that could adversely impact our reputation and future sales.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our services, including the operation of our global civilian cyber intelligence threat network. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties, to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations. While we invest and devote significant resources to maintain and continually enhance and update our methods to detect and alert us to such breaches, attacks, and disruptions, these efforts may not be sufficient, even with rapid detection, to prevent the damage such a breach of our products, solutions, cloud offerings, systems, and websites may cause.
Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities, and we do not control the operation of these facilities. These facilities are vulnerable to damage, interruption, or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our products and services.
Furthermore, our business administration, human resources, and finance services depend on the proper functioning of our computer, telecommunication, and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner, including the operation of our global civilian cyber intelligence threat network. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
Any errors, defects, disruptions, or other performance problems with our products and services could harm our reputation and may damage our customers’ businesses. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products and services, including the operation of our global civilian cyber intelligence threat network, could impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

We collect, use, disclose, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use, store or disclose (collectively, process) an increasingly large amount of personal information, including from employees and customers, in connection with the operation of our business, particularly in relation to our identity and information protection offerings. We process an increasingly high volume, variety, and velocity of personal information as a result of our identity and information protection offerings that rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Additionally, changes to applicable privacy or data security laws could impact how we process personal information and therefore limit the effectiveness of our solutions or our ability to develop new solutions. For example, the European Union General Data Protection Regulation imposes more stringent data protection requirements and provides for greater penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues.
Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. However, California legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.
 Global privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only within that country. If any country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
Additionally, third parties with whom we work, such as vendors or developers, may violate applicable laws or our policies and such violations can place personal information of our customers at risk. In addition, our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access. This could have an adverse effect on our reputation and business. In addition, such third parties could be the target of cyberattack and other data breaches which could impact our systems or our customers’ records.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. These activities can involve a number of risks and challenges, including:

•	Complexity, time, and costs associated with managing these transactions, including the integration of acquired business operations, workforce, products, IT systems, and technologies;

•	Diversion of management time and attention;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of liabilities of the acquired business or assets, including pending or future litigation, investigations or claims related to the acquired business or assets;

•	The addition of acquisition-related debt;

•	Increased or unexpected costs and working capital requirements;

•	Dilution of stock ownership of existing stockholders;

•	Unanticipated delays or failure to meet contractual obligations; and

•	Substantial accounting charges for acquisition-related costs, amortization of intangible assets, and higher levels of stock-based compensation expense.
We have invested and continue to invest and devote significant resources in the integration of businesses we acquire. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies and growth prospects from integrating these businesses in an efficient and effective manner. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects. To integrate acquired businesses, we must integrate and manage the personnel and business systems of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests and we may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above.
In addition, we have in the past, and may in the future, divest businesses, product lines, or assets. Such initiatives may require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments.
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
Sales through these different channels involve distinct risks, including the following:
Direct Sales. A portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. Risks associated with direct sales include:

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
Indirect Sales Channels. A portion of our revenues is derived from sales through indirect channels, including, but not limited to, distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

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

•	Any consolidation of electronics retailers can continue to increase their negotiating power with respect to software providers such as us.
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
If we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position. Some of our distribution partners have experienced financial difficulties in the past, and if our partners suffer financial difficulties in the future because of general economic conditions or for other reasons, these partners may delay paying their obligations to us, and we may have reduced revenues or collections that could adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that could cause unpredictability in demand, which could increase the risk that we may be unable to plan effectively for the future, and could adversely affect our operating results.
We face heightened regulation in our Consumer Cyber Safety segment, which could impede our ability to market and provide our solutions or adversely affect our business, financial position, and results of operations.
We are subject to heightened regulation in our Consumer Cyber Safety segment as a result of the sale of our identity and information protection products, which we sell as a result of our acquisition of LifeLock, including a wide variety of federal, state, and local laws and regulations, including the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (FTC Act), and comparable state laws that are patterned after the FTC Act. Moreover, LifeLock entered into consent decrees and similar arrangements with the FTC and 35 states’ attorneys general in 2010 and a settlement with the FTC in 2015 relating to allegations that certain of LifeLock’s advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on the LifeLock business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” LifeLock’s identity theft protection services. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
Additionally, the nature of our identity and information protection products subjects us to the broad regulatory, supervisory, and enforcement powers of the Consumer Financial Protection Bureau which may exercise authority with respect to our services, or the marketing and servicing of those services, by overseeing our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
We derive a substantial portion of our revenues from customers located outside of the U.S., and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;

•	Requirements of foreign laws and other governmental controls, including tariffs, trade barriers and labor restrictions, and related laws that reduce the flexibility of our business operations;

•	Potential changes in trade relations arising from policy initiatives or other political factors;

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

•
Fluctuations in currency exchange rates, economic instability, and inflationary conditions could reduce our customers’ ability to obtain financing for our products or could make our products more expensive or could increase our costs of doing business in certain countries;

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

A significant portion of our transactions outside of the U.S. is denominated in foreign currencies. Accordingly, our revenues and expenses will continue to be subject to fluctuations in foreign currency rates. We have in the past and expect in the future to be affected by fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales or our operations outside the U.S. continue to increase.
For example, the United Kingdom’s (U.K.) planned exit from the European Union (EU) (Brexit) has caused and may continue to cause significant volatility in global financial markets and will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Any adjustments we make to our business and operations as a result of Brexit could result in significant time and expense to complete. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.
Most of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization.
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
We have initiated and been named as a party to lawsuits, including patent litigation, class actions, and governmental claims, and we may be named in additional litigation. The expense of initiating and defending, and in some cases settling, such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.
Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.
From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend, and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.
In addition, we license and use software from third parties in our business. These third-party software licenses may not continue to be available to us on acceptable terms or at all and may expose us to additional liability. This liability, or our inability to use any of this third-party software, could result in delivery delays or other disruptions in our business that could materially and adversely affect our operating results.
Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss).
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes to the U.S. federal income tax laws, including impacts of the Tax Cuts and Jobs Act (H.R.1) (the 2017 Tax Act) arising from future interpretations of the 2017 Tax Act;

•
Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development’s base erosion and profit shifting project, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings;

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	Tax assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place.
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
We cannot predict our future capital needs, and we may be unable to obtain financing, which could have a material adverse effect on our business, results of operations, and financial condition.
Adverse economic conditions or a change in our business performance may make it more difficult to obtain financing for our operations, investing activities (including potential acquisitions or divestitures), or financing activities. Any required financing may not be available on terms acceptable to us, or at all. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our financial or operational flexibility and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our software and services through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our software and services offerings, revenues, results of operations, and financial condition.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, ability to hedge certain financial risks, borrowing costs, and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies, and such agencies have in the past and could in the future downgrade our ratings. We cannot assure you that we will be able to maintain our current credit ratings, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may have a negative impact on our liquidity, capital position, ability to hedge certain financial risks, and access to capital markets. In addition, changes by any rating agency to our outlook or credit rating could increase the interest we pay on outstanding or future debt.
There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.
As of March 29, 2019, we had an aggregate of $4.5 billion of outstanding indebtedness that will mature in calendar years 2020 through 2025, including approximately $4.0 billion in aggregate principal amount of existing senior notes and $0.5 billion of outstanding term loans under our senior credit facilities, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of March 29, 2019, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
Our level of indebtedness could have important consequences, including the following:

•
We must use a substantial portion of our cash flow from operations to pay interest and principal on the term loans and revolving credit facility, our existing senior notes, and other indebtedness, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;

•	We may be unable to refinance our indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;

•	We are exposed to fluctuations in interest rates because borrowings under our senior credit facilities bear interest at variable rates;

•
Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

•	We may be more vulnerable to an economic downturn and adverse developments in our business;

•
We may be unable to comply with financial and other covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation; and

•
Changes by any rating agency to our outlook or credit rating could negatively affect the value of our debt and/or our common stock, adversely affect our access to debt markets, and increase the interest we pay on outstanding or future debt.

There can be no assurance that we will be able to manage any of these risks successfully.
In addition, we conduct a significant portion of our operations through our subsidiaries, which are generally not guarantors of our debt. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. In general, our subsidiaries will not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make the required principal and interest payments on our indebtedness.
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
All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions, or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured in the future, proceed against any collateral securing that indebtedness.
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
Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated and could, if not properly addressed, negatively affect our business.
Our contracts with the U.S. government include compliance, audit, and review obligations. Any failure to meet these obligations could result in civil damages and/or penalties being assessed against us by the government.
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

Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K which information is incorporated into this Item 3 by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” As of March 29, 2019, there were 1,601 stockholders of record.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended March 29, 2019 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2014 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Symantec Corporation, the S&P 500 Index
and the S&P Information Technology Index
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.
Dividends
During fiscal 2019 and 2018, we declared and paid aggregate cash dividends and dividend equivalents of $217 million or $0.30 per common share, and $211 million or $0.30 per common share, respectively. All future dividends are subject to the approval of our Board of Directors.

Repurchases of our equity securities
Through our stock repurchase programs we have repurchased shares of our common stock since the fourth quarter of fiscal 2004. Under these programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. In January 2019, our Board of Directors increased their authorization by $500 million. As of March 29, 2019, we have $1,048 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended March 29, 2019, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2018 to January 25, 2019	—	$—	—	$800
January 26, 2019 to February 22, 2019	—	$—	—	$1,300
February 23, 2019 to March 29, 2019	11	$22.68	11	$1,048
Total number of shares repurchased	11		11

(1) The number of shares purchased is reported on trade date. As of March 29, 2019, approximately 1 million share repurchases at the average price per share of $22.95 were executed but not settled until April 2019.
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
Five-Year Summary

Summary of Operations:	Year Ended (1)
(In millions, except per share data)	March 29, 2019 (2)	March 30, 2018 (3)	March 31, 2017 (4)	April 1, 2016 (5)	April 3, 2015
Net revenues	$4,731	$4,834	$4,019	$3,600	$3,956
Operating income (loss)	$380	$49	$(100)	$457	$154
Income (loss) from continuing operations (3)	$16	$1,127	$(236)	$(821)	$109
Income from discontinued operations, net of income taxes (5)	$15	$11	$130	$3,309	$769
Net income (loss)	$31	$1,138	$(106)	$2,488	$878

Income (loss) per share - basic: (6)
Continuing operations	$0.03	$1.83	$(0.38)	$(1.23)	$0.16
Discontinued operations	$0.02	$0.02	$0.21	$4.94	$1.12
Net income (loss) per share - basic	$0.05	$1.85	$(0.17)	$3.71	$1.27

Income (loss) per share - diluted: (6)
Continuing operations	$0.02	$1.69	$(0.38)	$(1.23)	$0.16
Discontinued operations	$0.02	$0.02	$0.21	$4.94	$1.10
Net income (loss) per share - diluted	$0.05	$1.70	$(0.17)	$3.71	$1.26

Cash dividends declared per common share	$0.30	$0.30	$0.30	$4.60	$0.60

Consolidated Balance Sheets Data:
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017	April 1, 2016	April 3, 2015
Cash, cash equivalents and short-term investments	$2,043	$2,162	$4,256	$6,025	$3,860
Total assets	$15,938	$15,759	$18,174	$11,767	$13,233
Long-term debt	$3,961	$5,026	$6,876	$2,207	$1,746
Total stockholders’ equity	$5,738	$5,023	$3,487	$3,676	$5,935

(1)	We have a 52/53-week fiscal year. Our fiscal 2019, 2018, 2017, and 2016 each consisted of 52 weeks, whereas fiscal 2015 was a 53-week year.

(2)
We adopted the new revenue recognition accounting standard on a modified retrospective basis during the first quarter of fiscal 2019. The results for fiscal 2019 are presented under the new revenue recognition accounting standard, while prior years are not adjusted.

(3)
In fiscal 2018, we sold Website Security (WSS) and Public Key Infrastructure (PKI) solutions and recognized a gain of $653 million before income taxes associated with the sale (see Note 4 to the Consolidated Financial Statements), and we recognized an income tax benefit of $659 million as a result of the enactment of the Tax Cuts and Jobs Act (H.R.1) (the 2017 Tax Act) (see Note 11 to the Consolidated Financial Statements).

(4)
In fiscal 2017, we acquired Blue Coat and LifeLock, and the results of operations of those entities were included from their respective dates of acquisition (see Note 4 to the Consolidated Financial Statements).

(5)
In fiscal 2016, we recorded $1.1 billion in income tax expense related to unremitted earnings of foreign subsidiaries from the proceeds of the sale of our Veritas information management business. This charge was presented in loss from continuing operations in the Consolidated Statements of Operations. As a result of the sale, a net gain of $3.0 billion was presented as part of income from discontinued operations, net of income taxes.

(6)	Net income per share amounts may not add due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
Symantec Corporation is a global leader in cyber security. We provide cyber security products, services, and solutions to organizations and individuals worldwide. Founded in 1982, we have operations in more than 45 countries.
Our segments consist of:

•
Enterprise Security. Our Enterprise Security segment focuses on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity.

•
Consumer Cyber Safety. Our Consumer Cyber Safety segment focuses on providing cyber safety solutions under our Norton LifeLock brand to help consumers protect their devices, online privacy, identities, and home networks.

For additional information about our offerings, see the discussion in Item 1. Business, under the heading “Products and Services.”
Fiscal calendar and basis of presentation
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2019, 2018, and 2017 in this report refers to fiscal year ended March 29, 2019, March 30, 2018, and March 31, 2017, respectively, each of which was a 52-week year.
Our financial results for fiscal 2019 are presented in accordance with the new revenue standard that was adopted under the modified retrospective method at the beginning of fiscal 2019. Prior period results have not been restated. Refer to Note 2 of our notes to Consolidated Financial Statements for further details about our recent adoption of this accounting guidance.
Key financial metrics
The following table provides our key financial metrics for fiscal 2019 compared with fiscal 2018:

(In millions, except for percentages and per share amounts)	Fiscal 2019	Fiscal 2018
Net revenues	$4,731	$4,834
Operating income	$380	$49
Net income	$31	$1,138
Net income per share - diluted	$0.05	$1.70
Net cash provided by operating activities	$1,495	$950

	As of
	March 29, 2019	March 30, 2018
Cash, cash equivalents and short-term investments	$2,043	$2,162
Contract liabilities	$3,056	$3,103

•
Net revenues decreased 2% primarily due to the divestiture of our website security (WSS) and public key infrastructure (PKI) solutions in fiscal 2018, partially offset by increased revenue from our identity and information protection solutions.

•
Operating income increased $331 million primarily due to increased revenue from our identity and information protection solutions in our Consumer Cyber Safety segment, lower stock-based compensation expense, and lower restructuring, transition, and other costs, partially offset by the negative impact to Enterprise Security segment operating income due to the fiscal 2018 divestiture of WSS and PKI solutions.

•
Net income and diluted net income per share decreased primarily due to the absence in fiscal 2019 of the gain on the divestiture of WSS and PKI solutions and a net income tax benefit as a result of the passage of the 2017 Tax Act, both of which occurred during fiscal 2018.

•	Net cash provided by operating activities increased $545 million due to higher net income adjusted for non-cash items, partially offset by unfavorable net changes in operating assets and liabilities.

•
Cash, cash equivalents and short-term investments decreased $119 million compared to March 30, 2018, primarily due to cash used for repayment of debt, stock repurchases, and payments of dividends, partially offset by cash from operations.

•
Contract liabilities decreased $47 million compared to March 30, 2018, primarily due to a decrease of $169 million in the March 30, 2018 balances as a result of the adoption of the new revenue recognition standard, partially offset by higher billings versus recognized revenue during fiscal 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles in the U.S. (GAAP) requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Management believes that the accounting estimates employed, and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position, and cash flows.
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
We enter into arrangements with multiple performance obligations, which may include hardware, software licenses, cloud services, support and maintenance, and professional services. We allocate revenue to each performance obligation on a relative fair value basis based on management’s estimate of stand-alone selling price (SSP). Judgments are required to determine the SSP for each performance obligation. The determination of SSP is made by taking into consideration observable prices in historical transactions. When observable prices in historical transactions are not available or are inconsistent, we estimate SSP based on observable prices in historical transactions of similar products, pricing discount practices, product margins, and other factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. Changes to the performance obligations in an arrangement, the judgments required to estimate the SSP for the respective performance obligations, and increasing variability in contractual arrangements could materially impact the amount and timing of revenue recognition.
Valuation of goodwill, intangible assets, and long-lived assets
Business combinations. We allocate the purchase price of acquired businesses to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. Goodwill is allocated to reporting units expected to benefit from the business combination. The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed especially with respect to intangible assets.
Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, trade names, and acquired patents; and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.
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
As of December 28, 2018, we have completed our accounting for the effects of the enactment of the 2017 Tax Act in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, and the amounts are no longer considered provisional. We continue to evaluate any new guidance from the U.S. Department of Treasury and the IRS as issued.

Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis except for performance-based restricted stock units (PRUs) with graded vesting which we recognize on a graded basis. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual achievement of the performance condition or management’s best estimate of the achievement if not yet known. No compensation cost is ultimately recognized for forfeited awards in which employees do not render the requisite service. We estimate the number of stock-based awards that will be forfeited due to employee turnover. Our forfeiture assumption is primarily based on historical experience.
The fair value of each restricted stock unit (RSU) and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation option pricing model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs are entitled to dividend equivalents to be paid in the form of cash upon vesting for each share of the underlying unit.
We use the Black-Scholes model to determine the fair value of unvested stock options assumed in acquisitions. The determination of the fair value of awards using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. If the acquired companies lack sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, we estimate the expected life of assumed options using the “simplified method”. For vested options, this represents the midpoint between the valuation date and the contractual term. For unvested options, this represents the midpoint between the average vesting time and full contractual term. Expected volatility is based on the average of historical volatility over the most recent period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury rates for the period equal to the expected life. The options assumed are without dividend equivalents, and their fair values are discounted by our dividend yield.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates which could materially impact our future stock-based compensation expense.
Loss contingencies
We are subject to contingencies that expose us to losses, including various legal and regulatory proceedings, asserted and potential claims that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. We review the status of each significant matter quarterly, and we may revise our estimates. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our consolidated financial statements for that reporting period.

RESULTS OF OPERATIONS
Pursuant to instruction 1 of the instructions to paragraph 303(a) of Regulation S-K, discussion of the results of operations from fiscal year 2018 to fiscal year 2017 has been omitted. Such omitted discussion can be found under Item 7 of our annual report on Form 10-K for the fiscal year ended March 30, 2018, filed with the Commission on October 26, 2018.
Fiscal 2019 compared to fiscal 2018
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2019	2018
Net revenues	100%	100%
Cost of revenues	22	21
Gross profit	78	79
Operating expenses:
Sales and marketing	32	33
Research and development	19	20
General and administrative	9	12
Amortization of intangible assets	4	5
Restructuring, transition and other costs	5	8
Total operating expenses	70	78
Operating income	8	1
Interest expense	(4)	(5)
Gain on divestiture	—	14
Other expense, net	(1)	—
Income from continuing operations before income taxes	2	9
Income tax expense (benefit)	2	(14)
Income from continuing operations	—	23
Income from discontinued operations, net of income taxes	—	—
Net income	1%	24%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year		Variance in
(In millions, except for percentages)	2019	2018	Dollars	Percent
Net revenues	$4,731	$4,834	$(103)	(2)%
Net revenues decreased primarily due to a $231 million decrease from our Enterprise Security segment as a result of the divestiture of our WSS and PKI solutions, partially offset by an increase of $128 million from our Consumer Cyber Safety segment. The adoption of the new revenue accounting standard had a favorable impact of $47 million on our fiscal 2019 revenues.

Net revenues by geographical region
Percentage of revenue by geographic region as presented below is based on the billing location of the customer.

	Fiscal Year
	2019	2018
Americas	64%	63%
EMEA	21%	22%
APJ	15%	16%

Percentages may not add to 100% due to rounding.
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Cost of revenues

	Fiscal Year		Variance in
(In millions, except for percentages)	2019	2018	Dollars	Percent
Cost of revenues	$1,050	$1,032	$18	2%
Our cost of revenues increased primarily due to a $51 million increase in our Consumer Cyber Safety segment, partially offset by a $37 million decrease from the divestiture of our WSS and PKI solutions.
Operating expenses

	Fiscal Year		Variance in
(In millions, except for percentages)	2019	2018	Dollars	Percent
Sales and marketing	$1,493	$1,593	$(100)	(6)%
Research and development	913	956	(43)	(4)%
General and administrative	447	574	(127)	(22)%
Amortization of intangible assets	207	220	(13)	(6)%
Restructuring, transition and other costs	241	410	(169)	(41)%
Total	$3,301	$3,753	$(452)	(12)%
Sales and marketing expense decreased primarily due to a $51 million decrease in stock-based compensation expense and a $41 million decrease as a result of the divestiture of our WSS and PKI solutions.
Research and development expense decreased primarily due to a $66 million decrease in stock-based compensation expense.
General and administrative expense decreased primarily due to a $130 million decrease in stock-based compensation expense.
Amortization of intangible assets decreased primarily due to the intangible assets sold with the divestiture of WSS and PKI solutions.
Restructuring, transition and other costs reflect a decrease of $70 million in fiscal 2019 compared to fiscal 2018 in severance and other restructuring costs. In addition, fiscal 2018 costs included $88 million of transition related costs related to our fiscal 2018 divestiture of our WSS and PKI solutions compared to $3 million in fiscal 2019.

Non-operating income (expense), net

	Fiscal Year		Variance in
(In millions)	2019	2018	Dollars
Interest expense	$(208)	$(256)	$48
Gain on divestiture	—	653	(653)
Interest income	42	24	18
Loss from equity interest	(101)	(26)	(75)
Foreign exchange loss	(18)	(28)	10
Other	13	21	(8)
Total other income (expense), net	$(272)	$388	$(660)
Non-operating income (expense), net, decreased primarily due to the absence of the fiscal 2018 $653 million gain on the divestiture of our WSS and PKI solutions. In addition, our loss from our equity interest received in connection with the divestiture of our WSS and PKI solutions increased $75 million, which was partially offset by a $48 million decrease in interest expense as a result of lower outstanding borrowings due to repayments.
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

	Fiscal Year
(In millions, except for percentages)	2019	2018
Income from continuing operations before income taxes	$108	$437
Provision for (benefit from) income taxes	$92	$(690)
Effective tax rate on income from continuing operations	85%	(158)%
The increase in our effective tax rate in fiscal 2019 compared to fiscal 2018 was primarily due to one-time benefits from the 2017 Tax Act in fiscal 2018. In addition, increases in tax expense in fiscal 2019 are attributable to the valuation allowance on capital losses for which we cannot yet recognize a tax benefit.
Segment operating results
We do not allocate certain operating expenses to our operating segments that we manage separately at the corporate level and that are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses primarily consist of stock-based compensation expense, amortization of intangible assets, restructuring, transition and other costs, and acquisition-related costs in all periods presented. See Note 15 for more information.
Enterprise Security segment

	Fiscal Year		Variance in
(In millions, except for percentages)	2019	2018	Dollars	Percent
Net revenues	$2,323	$2,554	$(231)	(9)%
Percentage of total net revenues	49%	53%
Operating income	$269	$473	$(204)	(43)%
Operating margin	12%	19%
Revenue decreased primarily due to a $238 million decrease as a result of the fiscal 2018 divestiture of our WSS and PKI solutions, partially offset by a $47 million favorable impact from the adoption of the new revenue recognition standard. Operating income decreased primarily due to the divestiture of our WSS and PKI solutions which contributed $141 million to segment operating income in fiscal 2018.

Consumer Cyber Safety segment

	Fiscal Year		Variance in
(In millions, except for percentages)	2019	2018	Dollars	Percent
Net revenues	$2,408	$2,280	$128	6%
Percentage of total net revenues	51%	47%
Operating income	$1,145	$1,111	$34	3%
Operating margin	48%	49%
Revenue increased primarily due to a $161 million increase in revenue from sales of our identity and information protection products, partially offset by a $33 million decrease in revenue from sales of our consumer security solutions. Operating income increased primarily due to increased revenue, partially offset by higher allocated corporate costs and increased cost of revenues.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our Consumer Cyber Safety segment:

(In millions, except for per user amounts and percentages)	Fiscal 2019	Fiscal 2018
Average direct customer count	20.7	21.2
Direct average revenue per user (ARPU)	$8.74	$7.99/$8.23 (1)
Annual retention rate	85%	83%

(1) Represents a non-GAAP financial measure. Estimated net revenue generated from direct customers during fiscal year 2018 used in the calculation of ARPU excluded a reduction in revenue related to contract liability purchase accounting adjustments required by GAAP, as further discussed below.
Average direct customer count presents the average of the total number of direct customers at the end of the most recently completed fiscal quarter and the end of the corresponding period in the prior fiscal year. We define direct customers as those customers in our Consumer Cyber Safety segment who have a direct billing relationship with us, including online acquisition and retention, affiliates, co-marketing, and original contract manufacturer channels.
ARPU is calculated as estimated direct customer revenues for the period divided by the average direct customer count for the same period, expressed as a monthly figure. We estimate direct customer net revenues to be $2.2 billion on a GAAP basis and $2.1 billion on a non-GAAP basis in fiscal year 2019 and 2018, respectively. Non-GAAP fiscal 2018 estimated direct customer revenues used in the calculation of ARPU is adjusted only to exclude a reduction in revenue of $60 million related to purchase accounting adjustments related to the February 2017 acquisition of LifeLock. ARPU for fiscal 2018 would have been $7.99 without this adjustment. We believe the adjustment is useful to investors to reflect ARPU trends in our business by improving the comparability of ARPU between periods. Fiscal 2019 did not include any adjustments to estimated direct customer revenue as the purchase accounting adjustments were fully amortized prior to that period. Non-GAAP estimated direct customer revenues and ARPU have limitations as analytical tools and should not be considered in isolation or as a substitute for GAAP estimated direct customer revenues or other GAAP measures. We monitor APRU because it helps us understand the rate at which we are monetizing our consumer customer base.
Annual retention rate is defined as the number of direct customers who have more than a one-year tenure as of the end of the most recently completed fiscal period divided by the total number of direct customers as of the end of the period from one year ago. We monitor annual retention rate to evaluate the effectiveness of our strategies to improve renewals of subscriptions.
Fiscal 2018 compared to fiscal 2017
The following table summarizes our continuing operations for fiscal 2018 compared with fiscal 2017:

(In millions, except for percentages and per share amounts)	Fiscal 2018	Fiscal 2017
Net revenues	$4,834	$4,019
Operating income (loss)	$49	$(100)
Income (loss) from continuing operations	$1,127	$(236)
Income (loss) per share from continuing operations - diluted	$1.69	$(0.38)
Net cash provided by (used in) continuing operating activities	$957	$(145)

	As of
	March 30, 2018	March 31, 2017
Cash, cash equivalents and short-term investments	$2,162	$4,256
Deferred revenue	$3,103	$2,787

•
Net revenues grew 20% in fiscal 2018 compared to fiscal 2017 primarily as a result of the inclusion of revenue from our Consumer Cyber Safety segment identity and information protection products acquired through our LifeLock acquisition at the end of fiscal 2017 for a full year and increased revenues from sales of our Enterprise Security segment network and web security solutions which included products acquired in our fiscal 2017 acquisition of Blue Coat, partially offset by a decrease in revenue as a result of the divestiture of our Enterprise Security segment WSS and PKI solutions.

•
Operating income increased primarily as a result of increased net revenues and our cost reduction initiatives and integration synergy program we announced in fiscal 2017. This increase was partially offset by increased operating expenses as a result of our fiscal 2017 acquisitions, including stock-based compensation, amortization of intangible assets, and advertising and promotional expenses. The increase in operating income was also partially offset by increased transition costs primarily due to costs related to our enterprise resource planning and supporting systems and separation costs related to the divestiture of our WSS and PKI solutions.

•
Income from continuing operations and diluted income per share from continuing operations increased primarily as a result of the $653 million gain on the divestiture of our WSS and PKI solutions and a net tax benefit of $690 million primarily as a result of the 2017 Tax Act. Partially offsetting the increase in the diluted income per share from continuing operations was a higher diluted share count due to including the dilutive effect of potentially issuable common shares under our equity award programs and convertible debt. Such potentially issuable common shares were excluded from our net loss per share computation in fiscal 2017 as they would have been anti-dilutive.

•
Cash, cash equivalents and short-term investments decreased primarily as a result of our $3.2 billion of debt repayments as part of our plan to deleverage our balance sheet and $401 million paid for acquisitions, partially offset by $933 million in net cash proceeds from the divestiture of our WSS and PKI solutions and cash flow from continuing operating activities of $957 million.

•
Cash flow from continuing operating activities increased primarily due to a one-time tax payment of $887 million related to the gain on sale from the divestiture of our Veritas information management business in fiscal 2017 and an increase in deferred revenue.

•
Deferred revenue increased $316 million primarily due to our shift in sales contracts to a higher mix of solutions subject to ratable versus point in time revenue recognition and longer contract duration in our Enterprise Security segment, which resulted in less in-period revenue recognized, and due to higher billings towards the end of the fiscal year, reflecting seasonal sales cycles in that segment. These factors were partially offset by a decrease of $319 million in deferred revenue as a result of the divestiture of our WSS and PKI solutions.

Segment operating results
Enterprise Security segment

	Fiscal Year		Variance in
(In millions, except for percentages)	2018	2017	Dollars	Percent
Net revenues	$2,554	$2,355	$199	8%
Percentage of total net revenues	53%	59%
Operating income	$473	$187	$286	153%
Operating margin	19%	8%
Revenue increased $199 million primarily due to increases of $331 million in revenue from sales of our network and web security solutions and $36 million from sales of endpoint and information protection solutions, partially offset by a $184 million decrease in revenue as a result of the divestiture of our WSS and PKI solutions. Revenue during fiscal 2018 was also unfavorably affected by a shift in the mix of sales towards subscription and cloud-delivered solutions subject to ratable revenue recognition, which resulted in less in-period recognized revenue and more revenue deferred to the balance sheet as compared to fiscal 2017. Operating income increased $286 million primarily due to higher revenue discussed above, a $51 million decrease in sales and marketing expenses and a $38 million decrease in cost of revenues.
Consumer Cyber Safety segment

	Fiscal Year		Variance in
(In millions, except for percentages)	2018	2017	Dollars	Percent
Net revenues	$2,280	$1,664	$616	37%
Percentage of total net revenues	47%	41%
Operating income	$1,111	$839	$272	32%
Operating margin	49%	50%
Revenue increased $616 million due to a $639 million increase in revenue from sales of our identity and information protection products acquired at the end of fiscal 2017, offset by a $23 million decrease in revenue related to our consumer security products. Our revenue growth reflects the benefit of the shift to subscription-based contracts and bundling of our consumer products, which is helping to mitigate the trend of declining revenues from sales of stand-alone security products. Operating income increased $272 million primarily due to sales of our identity and information protection products, partially offset by higher related cost of sales and operating expenses.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of March 29, 2019, we had cash, cash equivalents and short-term investments of $2.0 billion, of which $0.5 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
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
Cash flows
The following table summarizes our cash flow activities in fiscal 2019 compared to fiscal 2018.

	Fiscal Year
(In millions)	2019	2018
Net cash provided by (used in):
Operating activities	$1,495	$957
Investing activities	$(241)	$(21)
Financing activities	$(1,209)	$(3,475)
Increase (decrease) in cash and cash equivalents	$17	$(2,473)
Our cash flow activities in fiscal 2018 compared to fiscal 2017 were discussed under Liquidity, Capital Resources and Cash Requirement in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2018.
Cash from operating activities
Our cash flows for fiscal 2019 reflected net income of $31 million adjusted by non-cash items, including amortization and depreciation of $615 million, stock-based compensation of $352 million, and loss from equity interest of $101 million.
Changes in operating assets and liabilities during fiscal 2019 consisted primarily of the following:

Accounts receivable decreased $113 million, reflecting lower billings and higher collections in the last months of fiscal 2019 compared to the corresponding period in fiscal 2018. Days sales outstanding (DSO) decreased to 54 days in the fourth quarter of fiscal 2019, compared to 61 days in the corresponding period in fiscal 2018. DSO is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
Contract liabilities increased $215 million, reflecting higher billings versus recognized revenue.
Our cash flows for fiscal 2018 reflected net income of $1.1 billion adjusted by non-cash amortization and depreciation of $640 million, stock-based compensation of $610 million, offset by a deferred tax benefit of $1.8 billion, primarily as a result of the enactment of the 2017 Tax Act in December 2017, and a gain on divestiture of $653 million.
Changes in operating assets and liabilities during fiscal 2018 consisted primarily of the following:
Accounts receivable increased $170 million, reflecting higher billings in the last months of fiscal 2018 and our shift in sales to solutions with ratable revenue recognition in our Enterprise Security segment.
Contract liabilities increased $541 million, reflecting our shift in sales contracts to a higher mix of solutions subject to ratable versus point in time revenue recognition and longer contract duration in our Enterprise Security segment, which resulted in less in-period revenue recognized, and higher billings towards the end of the fiscal year, reflecting seasonal sales cycles in that segment. These factors were partially offset by a decrease of $319 million in divestiture of our WSS and PKI solutions.
Income taxes payable increased $880 million, reflecting the one-time transition tax of $896 million under the 2017 Tax Act.
Cash from investing activities
Our cash flows from investing activities consisted primarily of capital expenditures of $207 million, payments for acquisitions of $180 million, partially offset by proceeds from maturities and sales of short-term investments of $139 million. Our investing activities in fiscal 2018 primarily included $933 million in net proceeds from divestiture of our WSS and PKI solutions, partially offset by $401 million paid for acquisitions and net purchases of $387 million of short-term investments.
Cash from financing activities
Our financing activities in fiscal 2019 primarily consisted of debt repayments of $600 million, repurchases of common stock of $234 million, payments of dividends and dividend equivalents of $217 million, and tax payments related to the vesting of equity awards of $173 million. Our financing activities in fiscal 2018 primarily consisted of debt repayments of $3.2 billion.
Cash requirements
Debt - As of March 29, 2019, our total outstanding principal amount of indebtedness was $4.5 billion, summarized as follows. See Note 8 to the Consolidated Financial Statements for further information on our debt.

(In millions)	March 29, 2019
Senior Term Loans	$500
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$4,500
Debt covenant compliance - The Senior Term Loan A-5 agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a ratio of consolidated funded debt to consolidated adjusted earnings before interest, taxes, depreciation, and amortization of not more than 6.00 to 1.0 through December 31, 2018, then 5.25 to 1.0 thereafter, and restrictions on subsidiary indebtedness, liens, stock repurchases and dividends (with exceptions permitting our regular quarterly dividend). As of March 29, 2019, we were in compliance with all debt covenants.
Dividends - On May 9, 2019, we announced a cash dividend of $0.075 per share of common stock to be paid in June 2019. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases - Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act), and privately-negotiated transactions. As of March 29, 2019, the remaining balance of our stock repurchase authorization is $1,048 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.

Contractual obligations
The following is a schedule of our significant contractual obligations as of March 29, 2019:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Debt (1)	$4,500	$—	$3,000	$400	$1,100
Interest payments on debt (2)	609	170	239	118	82
Purchase obligations (3)	1,071	525	320	217	9
Long-term income taxes payable (4)	703	65	134	294	210
Operating leases (5)	244	55	89	58	42
Total	$7,127	$815	$3,782	$1,087	$1,443

(1)	See Note 8 to the Consolidated Financial Statements for further information on our debt.

(2)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes, and Senior Term Facility. Interest on variable rate debt was calculated using the interest rate in effect as of March 29, 2019. See Note 8 to the Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes, and Senior Term Facility.

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

(4)
These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the 2017 Tax Act which may be paid through July 2025. See Note 11 to the Consolidated Financial Statements for further information on our income taxes and the impact from the recently enacted legislation.

(5)	We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of March 29, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $373 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 11 to the Consolidated Financial Statements for further information.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. Refer to Note 16 to the Consolidated Financial Statements for further information on our indemnifications.
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
Interest rate risk
Our short-term investments primarily consist of corporate bonds. An increase in interest could have an adverse impact on its market value. As of March 29, 2019, the fair value of our short-term investments was $252 million. A hypothetical increase in the corporate bonds’ yield curve of 50 basis points would not result in a significant reduction in fair value.
As of March 29, 2019, we had $4.0 billion in aggregate principal amount of fixed-rate Senior Notes and Convertible Senior Notes outstanding, with a carrying amount and a fair value of $4.0 billion, based on Level 2 inputs. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
As of March 29, 2019, we also had $500 million outstanding debt with variable interest rates based on the London InterBank Offered Rate (LIBOR). A reasonably possible hypothetical adverse change of 50 basis points in LIBOR would not result in a significant increase in interest expense on an annualized basis.
In addition, we have a $1.0 billion revolving credit facility that if drawn bears interest at a variable rate based on LIBOR and would be subject to the same risks associated with adverse changes in LIBOR.

Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency primarily in Euro, Japanese Yen, and British Pound. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results.
We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through which we enter into foreign exchange forward contracts on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries with up to twelve months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. The gains and losses on these foreign exchange contracts are recorded in interest and other, net in our statement of operations.
As of March 29, 2019, we had open foreign currency forward contracts with notional amounts of $1.1 billion to hedge foreign currency balance sheet exposure, with an insignificant fair value. A hypothetical ten percent depreciation of foreign currency would result in a reduction in fair value of our forward contracts of $84 million for fiscal 2019. This analysis disregards the possibilities that the rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
In addition, to help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, during fiscal 2019, we initiated a program under which we may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. As of March 29, 2019, the notional amount of the related outstanding forward contracts was $116 million, and their fair value was not significant. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on investments in foreign operations. The foreign currency gains and losses on these contracts are recorded in other comprehensive income.
For additional details related to our derivative instruments, please see “Note 9 - Derivatives” to our Consolidated Financial Statements included in this report.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.
Selected Quarterly Financial Data (Unaudited)

	Fiscal 2019				Fiscal 2018
(In millions, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter (1)	Second Quarter	First Quarter
Net revenues	$1,189	$1,211	$1,175	$1,156	$1,210	$1,209	$1,240	$1,175
Gross profit	910	945	919	907	946	960	978	918
Operating income (loss)	107	169	102	2	6	96	(9)	(44)
Income tax expense (benefit)	22	38	36	(4)	(7)	(606)	(53)	(24)
Income (loss) from continuing operations	30	59	(8)	(65)	(58)	1,311	(16)	(110)
Income (loss) from discontinued operations, net of income taxes	4	6	—	5	(1)	31	4	(23)
Net income (loss)	34	65	(8)	(60)	(59)	1,342	(12)	(133)

Income (loss) per share - basic: (2)
Continuing operations	$0.05	$0.09	$(0.01)	$(0.10)	$(0.09)	$2.12	$(0.03)	$(0.18)
Discontinued operations	$0.01	$0.01	$—	$0.01	$(0.00)	$0.05	$0.01	$(0.04)
Net income (loss) per share - basic	$0.05	$0.10	$(0.01)	$(0.10)	$(0.10)	$2.17	$(0.02)	$(0.22)

Income (loss) per share - diluted: (2)
Continuing operations	$0.05	$0.09	$(0.01)	$(0.10)	$(0.09)	$1.97	$(0.03)	$(0.18)
Discontinued operations	$0.01	$0.01	$—	$0.01	$(0.00)	$0.05	$0.01	$(0.04)
Net income (loss) per share - diluted	$0.05	$0.10	$(0.01)	$(0.10)	$(0.10)	$2.01	$(0.02)	$(0.22)

(1)
During the third quarter of fiscal 2018, we recognized a gain on divestiture of our WSS and PKI solutions of $658 million and an income tax benefit of $810 million as a result of the enactment of the 2017 Tax Act.

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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of March 29, 2019, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting as of March 29, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
c) Changes in Internal Control over Financial Reporting
Effective March 31, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Our Board of Directors has scheduled our 2019 Annual Meeting of Stockholders, or the 2019 Annual Meeting, to be held on September 10, 2019. The record date, time and location of the 2019 Annual Meeting will be as set forth in our proxy statement for the 2019 Annual Meeting.
The 2019 Annual Meeting is being held more than 30 days before the anniversary of our most recent Annual Meeting of Stockholders, which was held on December 3, 2018. As a result, we have set a new deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in our proxy materials for the 2019 Annual Meeting. The new deadline for the submission of such stockholder proposals is the close of business on June 3, 2019.
In addition, in accordance with our Bylaws, because the scheduled date of the 2019 Annual Meeting is more than 30 calendar days before the one-year anniversary of the previous year’s Annual Meeting of Stockholders, if a stockholder desires to make a proposal from the floor during the 2019 Annual Meeting, or if an eligible stockholder or group of stockholders wants to submit nominees for inclusion in our proxy materials for the 2019 Annual Meeting pursuant to the proxy access provisions of our Bylaws, our Bylaws provide that the stockholder or group of stockholders must provide timely written notice to our Corporate Secretary no later than the close of business on June 3, 2019.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2019 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended March 29, 2019 (the 2019 Proxy Statement) and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under the caption “Executive Compensation” in our 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2019 Proxy Statement and is incorporated herein by reference.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 29, 2019 and March 30, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2019 and March 30, 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 2019, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)”.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Santa Clara, California
May 24, 2019

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	March 29, 2019	March 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,791	$1,774
Short-term investments	252	388
Accounts receivable, net	708	809
Other current assets	435	522
Total current assets	3,186	3,493
Property and equipment, net	790	778
Intangible assets, net	2,250	2,643
Goodwill	8,450	8,319
Other long-term assets	1,262	526
Total assets	$15,938	$15,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165	$168
Accrued compensation and benefits	257	262
Current portion of long-term debt	491	—
Contract liabilities	2,320	2,368
Other current liabilities	533	372
Total current liabilities	3,766	3,170
Long-term debt	3,961	5,026
Long-term contract liabilities	736	735
Deferred income tax liabilities	577	592
Long-term income taxes payable	1,076	1,126
Other long-term liabilities	84	87
Total liabilities	10,200	10,736
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 630 and 624 shares issued and outstanding as of March 29, 2019 and March 30, 2018, respectively	4,812	4,691
Accumulated other comprehensive income (loss)	(7)	4
Retained earnings	933	328
Total stockholders’ equity	5,738	5,023
Total liabilities and stockholders’ equity	$15,938	$15,759
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	March 29, 2019	March 30, 2018	March 31, 2017
Net revenues	$4,731	$4,834	$4,019
Cost of revenues	1,050	1,032	853
Gross profit	3,681	3,802	3,166
Operating expenses:
Sales and marketing	1,493	1,593	1,459
Research and development	913	956	823
General and administrative	447	574	564
Amortization of intangible assets	207	220	147
Restructuring, transition and other costs	241	410	273
Total operating expenses	3,301	3,753	3,266
Operating income (loss)	380	49	(100)
Interest expense	(208)	(256)	(208)
Gain on divestiture	—	653	—
Other income (expense), net	(64)	(9)	46
Income (loss) from continuing operations before income taxes	108	437	(262)
Income tax expense (benefit)	92	(690)	(26)
Income (loss) from continuing operations	16	1,127	(236)
Income from discontinued operations, net of income taxes	15	11	130
Net income (loss)	$31	$1,138	$(106)

Income (loss) per share - basic:
Continuing operations	$0.03	$1.83	$(0.38)
Discontinued operations	$0.02	$0.02	$0.21
Net income (loss) per share - basic	$0.05	$1.85	$(0.17)

Income (loss) per share - diluted:
Continuing operations	$0.02	$1.69	$(0.38)
Discontinued operations	$0.02	$0.02	$0.21
Net income (loss) per share - diluted (1)	$0.05	$1.70	$(0.17)

Weighted-average shares outstanding:
Basic	632	616	618
Diluted	661	668	618

(1) Net income (loss) per share amounts may not add due to rounding.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	March 29, 2019	March 30, 2018	March 31, 2017
Net income (loss)	$31	$1,138	$(106)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(13)	(4)	(8)
Reclassification adjustments for net loss included in net income (loss)	—	5	—
Net foreign currency translation adjustments	(13)	1	(8)
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	3	(5)	(2)
Reclassification adjustments for gain included in net income (loss)	—	(4)	—
Net unrealized gain (loss) on available-for-sale securities	3	(9)	(2)
Other comprehensive loss from equity method investee	(1)	—	—
Other comprehensive loss, net of taxes	(11)	(8)	(10)
Comprehensive income (loss)	$20	$1,130	$(116)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2016	612	$4,309	$22	$(655)	$3,676
Net loss	—	—	—	(106)	(106)
Other comprehensive loss	—	—	(10)	—	(10)
Common stock issued under employee stock incentive plans	17	95	—	—	95
Shares withheld for taxes related to vesting of restricted stock units	(3)	(65)	—	—	(65)
Common stock issued in connection with acquisitions	3	38	—	—	38
Equity awards assumed in acquisitions	—	112	—	—	112
Repurchases of common stock	(21)	(500)	—	—	(500)
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	—	(191)	—	—	(191)
Equity component of convertible notes issued	—	12	—	—	12
Stock-based compensation	—	410	—	—	410
Income tax benefit from employee stock incentive plans	—	11	—	—	11
Other	—	5	—	—	5
Balance as of March 31, 2017	608	4,236	12	(761)	3,487
Net income	—	—	—	1,138	1,138
Other comprehensive loss	—	—	(8)	—	(8)
Common stock issued under employee stock incentive plans	22	121	—	—	121
Shares withheld for taxes related to vesting of restricted stock units	(4)	(107)	—	—	(107)
Equity awards assumed in acquisitions	—	1	—	—	1
Repurchases of common stock	(2)	—	—	—	—
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	—	(144)	—	(49)	(193)
Stock-based compensation	—	584	—	—	584
Balance as of March 30, 2018	624	4,691	4	328	5,023
Cumulative effect from adoption of accounting standards	—	—	—	939	939
Net income	—	—	—	31	31
Other comprehensive loss	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	24	19	—	—	19
Shares withheld for taxes related to vesting of restricted stock units	(8)	(173)	—	—	(173)
Repurchases of common stock	(10)	(84)	—	(168)	(252)
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	—	—	—	(197)	(197)
Stock-based compensation	—	359	—	—	359
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	March 29, 2019	March 30, 2018	March 31, 2017
OPERATING ACTIVITIES:
Net income (loss)	$31	$1,138	$(106)
Income from discontinued operations, net of income taxes	(15)	(11)	(130)
Adjustments:
Amortization and depreciation	615	640	492
Impairments of long-lived assets	10	81	49
Stock-based compensation expense	352	610	440
Loss from equity interest	101	26	—
Deferred income taxes	(70)	(1,848)	(168)
Gain on divestiture	—	(653)	—
Other	(14)	45	32
Changes in operating assets and liabilities, net of acquisitions and divestiture:
Accounts receivable, net	113	(170)	45
Accounts payable	6	(4)	(67)
Accrued compensation and benefits	2	(33)	20
Contract liabilities	215	541	125
Income taxes payable	67	880	(871)
Other assets	(32)	(199)	84
Other liabilities	114	(86)	(90)
Net cash provided by (used in) continuing operating activities	1,495	957	(145)
Net cash used in discontinued operating activities	—	(7)	(64)
Net cash provided by (used in) operating activities	1,495	950	(209)
INVESTING ACTIVITIES:
Purchases of property and equipment	(207)	(142)	(70)
Payments for acquisitions, net of cash acquired	(180)	(401)	(6,736)
Proceeds from divestiture, net of cash contributed and transaction costs	—	933	7
Purchases of short-term investments	—	(436)	—
Proceeds from maturities and sales of short-term investments	139	49	31
Proceeds from sale of property	26	—	—
Other	(19)	(24)	2
Net cash used in investing activities	(241)	(21)	(6,766)
FINANCING ACTIVITIES:
Repayments of debt	(600)	(3,210)	(90)
Proceeds from issuance of debt, net of issuance costs	—	—	6,069
Net proceeds from sales of common stock under employee stock incentive plans	19	121	95
Tax payments related to restricted stock units	(173)	(107)	(65)
Dividends and dividend equivalents paid	(217)	(211)	(222)
Repurchases of common stock	(234)	—	(500)
Payment for dissenting LifeLock shareholder settlement	—	(68)	—
Other	(4)	—	(7)
Net cash provided by (used in) financing activities	(1,209)	(3,475)	5,280
Effect of exchange rate fluctuations on cash and cash equivalents	(28)	73	(41)
Change in cash and cash equivalents	17	(2,473)	(1,736)
Beginning cash and cash equivalents	1,774	4,247	5,983
Ending cash and cash equivalents	$1,791	$1,774	$4,247
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to the Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Business
Symantec Corporation is a global leader in cyber security. We provide cyber security products, services, and solutions. Our Integrated Cyber Defense Platform helps business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. Our Cyber Safety solutions under our Norton LifeLock brand help consumers protect their devices, online privacy, identities, and home networks.
Principles of consolidation
The accompanying consolidated financial statements of Symantec and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal years 2019, 2018, and 2017 were each 52-week years.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances, and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include determination of stand-alone selling price for performance obligations, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, valuation of stock-based compensation, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions.
Significant Accounting Policies
Accounting Standards in Fiscal 2019
With the exception of those discussed in Note 2, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) or adopted by us during the fiscal 2019 that are applicable to us.
Revenue recognition
On March 31, 2018, the first day of our fiscal 2019, we adopted the new revenue standard, Revenue Recognition - Contracts with Customers, on a modified retrospective basis, applying the practical expedient to all uncompleted contracts as of March 31, 2018, and as a result, results of our fiscal 2019 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported under the prior revenue recognition guidance. See Notes 2 and 3 for further discussion on our revenue recognition policies and the impacts of the new guidance.
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
Short-term investments. Short-term investments consist primarily of corporate bonds. They are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs, which are quoted using market prices, independent pricing vendors, or other sources, to determine the fair value. Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income (loss). We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Derivatives. We have entered into foreign exchange forward contracts with up to 12 months in duration to mitigate our foreign currency risk. The forward contracts designated as net investment hedges are used to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. Gain or loss on these forward contracts are recognized in the translation adjustments component of Accumulated other comprehensive income (loss) (AOCI) and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.
The foreign exchange forward contracts not designated as hedges are used to hedge foreign currency balance sheet exposure. These forward contracts are recognized at fair value using Level 2 inputs to determine the fair value.
Non-marketable investments
Our non-marketable investments consist of equity investments in privately-held companies without a readily determinable fair value. Beginning March 31, 2018, we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on these investments, whether realized or unrealized, are recognized in Other income (expense), net in our Consolidated Statements of Operations.
We account for the investment in common stock of DigiCert Parent Inc. (DigiCert) that we received as a portion of the net consideration in the sale of our website security (WSS) and public key infrastructure (PKI) solutions under the equity method. We record our interest in the net earnings (loss) of DigiCert based on the most recently available financial statements of DigiCert, which are provided to us on a three-month lag, along with adjustments for amortization of basis differences, in Other income (expense), net in our Consolidated Statements of Operations.
We assess the recoverability of our non-marketable investments by reviewing various indicators of impairment. If indicators are present, a fair value measurement is made by performing a discounted cash flow analysis of the investment. We immediately recognize the impairment to our non-marketable equity investments if the carrying value exceeds the fair value. For our equity method investment, if a decline in value is determined to be other than temporary, impairment is recognized and included in Other income (expense), net in our Consolidated Statements of Operations.
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
Contract acquisition costs
Sales commissions that are incremental to obtaining a customer contract for which revenue is deferred are accrued and capitalized and subsequently amortized to sales and marketing expense on a straight-line basis over three years, the expected period of benefit. In arriving at the average period of benefit, we evaluate both qualitative and quantitative factors which include historical customer renewal rates, anticipated renewal periods, and the estimated useful life of the underlying product sold as part of the transaction. Commissions paid on renewals of support and maintenance are not commensurate with the initial commissions paid, and therefore the amortization period of commissions for initial contracts considers the estimated term of specific anticipated renewal contracts over the life of the customer.
Property and equipment
Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives. Estimated useful lives for financial reporting purposes are as follows: buildings, 20 to 30 years; building improvements, 7 to 20 years; leasehold improvements, the lesser of the life of the improvement or the initial lease term, computer hardware and software, and office furniture and equipment, 3 to 5 years.

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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and enterprise cloud computing services and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of March 29, 2019 and March 30, 2018, capitalized costs, net of amortization, were $104 million and $100 million, respectively.
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
We perform an impairment assessment of goodwill at the reporting unit level at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. For purpose of testing goodwill for impairment, we established reporting units based on our current reporting structure, and our goodwill was allocated to the Enterprise Security and Consumer Cyber Safety (Previously Consumer Digital Safety) reporting units. The accounting guidance gives us the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed.
In fiscal 2019, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment, and further quantitative testing was not required.
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
Long-lived assets, including finite-lived intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value.
Contract liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Certain arrangements in our Consumer Cyber Safety segment include terms that allow the end user to terminate the contract and receive a pro-rata refund for a period of time. In these arrangements, we have concluded there are no enforceable rights and obligations during the period in which the option to cancel is exercisable by the customer, and therefore the consideration received or due from the customer is recorded as a customer deposit liability.

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
Treasury stock
We account for treasury stock under the cost method. Shares repurchased under our share repurchase program are retired. Upon retirement, we allocate the value of treasury stock between Paid-in capital and Retained earnings.
Restructuring
Restructuring actions generally include significant actions involving employee-related severance charges and contract termination costs. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable, and the amounts are estimable. Contract termination costs for leased facilities primarily reflect costs that will continue to be incurred under the contract for its remaining term without economic benefit to us. These charges are reflected in the period when the facility ceases to be used.
Income taxes
We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards in each jurisdiction in which we operate. We measure deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
We also assess the likelihood that deferred tax assets will be realized from future taxable income and based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax expense.
We record accruals for uncertain tax positions when we believe that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We adjust these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for uncertain tax positions as well as any related interest and penalties.
Stock-based compensation
We measure and recognize stock-based compensation for all stock-based awards, including restricted stock units (RSU), performance-based restricted stock units (PRU), stock options, and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value on the grant date. We recognize the costs in our financial statements on a straight-line basis over the award’s requisite service period except for PRUs with graded vesting, for which we recognize the costs on a graded basis. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual or estimated achievement of the performance condition. We estimate the number of stock-based awards that will be forfeited due to employee turnover.
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

Foreign currency
For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in AOCI. Remeasurement adjustments are recorded in Other income (expense), net.
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

	March 29, 2019	March 30, 2018
Customer A	16%	22%
Customer B	15%	15%
Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in sales and marketing expenses. These costs totaled $331 million, $360 million, and $212 million for fiscal 2019, 2018, and 2017, respectively.
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
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Revenue Recognition - Contracts with Customers. In May 2014, the FASB issued new authoritative guidance for revenue from contracts with customers. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration that the company expects to receive in exchange for those goods or services. In addition, companies are required to capitalize certain contract acquisition costs, including commissions paid, when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a straight-line basis consistent with the timing of transfer of the products or services to which the asset relates.
As a result of the adoption of the new revenue recognition guidance, our net revenue for fiscal 2019 increased $47 million, and our operating expenses decreased $12 million. See Note 3 for additional information related to the impact of the new guidance on the timing and amounts of revenues recognized in fiscal 2019.

The effects of the adoption of the new revenue recognition guidance on our March 29, 2019 Consolidated Balance Sheets were as follows:

	As of March 29, 2019
(In millions)	As Reported	Balances Without Adoption of New Standard	Effect of Change
Accounts receivable, net	$708	$657	$51
Other current assets (1)	$435	$421	$14
Other long-term assets (2)	$1,262	$1,213	$49
Total assets	$15,938	$15,824	$114

Short-term contract liabilities	$2,320	$2,437	$(117)
Other current liabilities	$533	$494	$39
Long-term contract liabilities	$736	$837	$(101)
Deferred income tax liabilities	$577	$526	$51
Total liabilities	$10,200	$10,328	$(128)

Accumulated other comprehensive loss	$(7)	$(2)	$(5)
Retained earnings	$933	$686	$247
Total stockholders’ equity	$5,738	$5,496	$242

(1)	As reported includes short-term deferred commissions of $92 million. The balance without adoption of new standard includes short-term deferred commissions of $81 million.

(2)	As reported includes long-term deferred commissions of $93 million. The balance without adoption of new standard includes long-term deferred commissions of $44 million.
The adoption of the new revenue recognition guidance had no impact on our Condensed Consolidated Statements of Cash Flows.
Financial Instruments - Recognition and Measurement. In January 2016, the FASB issued new authoritative guidance on financial instruments. The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. We adopted this new guidance in the first quarter of fiscal 2019. Substantially all of our equity investments that were not accounted for under the equity method were previously accounted for under the cost method and are now accounted for using the measurement alternative defined as cost, less impairments, adjusted for observable price changes. Based on the composition of our investment portfolio, the adoption of this guidance did not have a material impact on our Consolidated Financial Statements.
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

(2)
The balance as of March 30, 2018, includes long-term deferred commissions of $35 million, long-term income tax receivable and prepaid income taxes of $61 million and deferred income tax assets of $46 million. The opening balance as of March 31, 2018, includes long-term deferred commissions of $92 million, long-term income tax receivable and prepaid income taxes of $29 million, and deferred income tax assets of $828 million.

Recently issued authoritative guidance not yet adopted
Leases. In February 2016, the FASB issued new guidance on lease accounting which will require lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and will also require disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. The new guidance will be effective for us in our first quarter of fiscal 2020. We expect to adopt the new guidance on a modified retrospective basis. We have selected and are in the process of implementing a lease accounting system and finalizing our accounting policy and use of optional practical expedients. We are continuing to evaluate the impact of this new standard on our Consolidated Financial Statements and disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report. We are evaluating the impact to our Consolidated Financial Statements as it relates to other aspects of the business.
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

Note 3. Revenues
General
We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. Revenue is recognized net of allowances for returns, discounts, distributor incentives, and end-user rebates, and any taxes collected from customers and subsequently remitted to governmental authorities.
For arrangements with multiple performance obligations, which may include hardware, software licenses, cloud services, support and maintenance, and professional services, we allocate revenue to each performance obligation on a relative fair value basis based on management’s estimate of stand-alone selling price (SSP). Judgment is required to determine the SSP for each performance obligation. The determination of SSP is made by taking into consideration observable prices in historical transactions. When observable prices in historical transactions are not available or are inconsistent, we estimate SSP based on observable prices in historical transactions of similar products, pricing discount practices, product margins, and other factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation.
Enterprise Security
Revenue for our Enterprise Security products is earned from arrangements that can include various combinations of software licenses, cloud services, hardware, support and maintenance, and professional services, which are sold directly to end-users or through a multi-tiered distribution channel. Performance periods generally range from one to three years, and payment terms are generally between thirty and sixty days. Contracts generally do not contain significant financing components or variable consideration.
We generally do not offer rights of return for Enterprise Security products, and the distribution channel does not hold inventory. As a result, historical returns and related reserves have been insignificant. We offer channel rebates and marketing programs for our Enterprise Security products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. We had reserves for Enterprise Security rebates and marketing programs of $6 million recorded in Other current liabilities as of March 29, 2019 and $6 million recorded against Accounts receivable, net as of March 30, 2018.
Consumer Cyber Safety
We sell consumer products and services directly to end-users and consumer packaged software products through a multi-tiered distribution channel. Performance periods are generally one year or less, and payments are generally collected up front.
We offer various channel and end-user rebates for our Consumer Cyber Safety products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We record estimated reserves for channel and end-user rebates as an offset to revenue or contract liabilities. We had reserves for Consumer Cyber Safety rebates of $11 million recorded in Other current liabilities as of March 29, 2019 and $21 million recorded against Accounts receivable, net as of March 30, 2018. For consumer products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
Performance obligations
At contract inception, we assess the products and services promised in the contract to identify each performance obligation and evaluate whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In determining whether products and services are considered distinct performance obligations, we assess whether the customer can benefit from the products and services on their own or together with other readily available resources and whether our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.

Our typical performance obligations include the following:

Performance Obligation	When Performance Obligations are Typically Satisfied
Products and services transferred at a point in time:
License with distinct deliverables	When software activation keys have been made available for download
Hardware with distinct deliverables	When control of the product passes to the customer, typically upon shipment
Products and services transferred over time:
License with interrelated deliverables	Primarily term-based license subscriptions recognized over the expected performance term, beginning on the date that software activation keys are made available to the customer
Cloud hosted solutions	Over the contract term, beginning on the date that service is made available to the customer
Support and maintenance	Ratably over the course of the service term
Professional services	As the services are provided
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
The following table provides our revenue disaggregated by the timing of recognition under both the new guidance and the legacy guidance during our fiscal 2019:

(In millions)	As Reported	Amounts Without Adoption of New Standard	Effect of Change
Enterprise Security:
Products and services transferred at a point in time	$462	$266	$196
Products and services transferred over time	$1,861	$2,010	$(149)
Consumer Cyber Safety:
Products and services transferred at a point in time	$49	$48	$1
Products and services transferred over time	$2,359	$2,360	$(1)
Total
Products and services transferred at a point in time	$511	$314	$197
Products and services transferred over time	$4,220	$4,370	$(150)
Contract liabilities
Contract liabilities by segment were as follows:

(In millions)	March 29, 2019	March 30, 2018
Enterprise Security	$2,002	$2,010
Consumer Cyber Safety	1,054	1,093
Total	$3,056	$3,103
During fiscal 2019, we recognized $2,211 million of revenue from our beginning fiscal 2019 contract liabilities balance.
Contract acquisition costs
During fiscal 2019, 2018, and 2017, we recognized $100 million, $102 million, and $85 million, respectively, of amortization expense of capitalized contract acquisition costs. There were no impairment losses recognized during fiscal 2019.

Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of March 29, 2019, we had $2,608 million of remaining performance obligations, which does not include customer deposit liabilities of approximately $505 million, and the approximate percentages expected to be recognized as revenue in the future are as follows:

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
(In millions, except percentages)		0 - 12 Months	13 - 24 Months	25 - 36 Months	Over 36 Months
Enterprise Security	$2,059	65%	24%	10%	2%
Consumer Cyber Safety	549	95%	4%	1%	—%
Total	$2,608	71%	19%	8%	1%

Percentages may not add to 100% due to rounding.
Note 4. Acquisitions and Divestiture
Fiscal 2019 acquisitions
Luminate Security acquisition
In February 2019, we completed our acquisition of Israel-based Luminate Security (Luminate). Luminate’s technology provides enterprises with a cloud-delivered secure application access service that supports the zero trust security architecture that many enterprises are moving towards. The total aggregate consideration for the acquisition, primarily consisting of cash, was $139 million, net of $5 million cash acquired.
Our preliminary allocation of the aggregate purchase price for the acquisition as of February 11, 2019, was as follows:

(In millions, except useful lives)	Fair Value	Weighted-Average Estimated Useful Life
Developed technology	$30	3.0 years
Customer relationships	3	5.0 years
Goodwill	112
Other liabilities	(6)
Total purchase price	$139
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement within the measurement period (up to one year from the close date). Adjustments to the purchase price allocation may require adjustments to goodwill prospectively. The primary areas of the preliminary purchase price allocation that are not yet finalized are certain tax matters.
The preliminary goodwill arising from the acquisition is attributed to the expected synergies, including revenue benefits that are expected to be generated by combining Luminate with Symantec. A portion of the goodwill recognized is expected to be deductible for tax purposes. See Note 5 for more information on goodwill.
Other fiscal 2019 acquisitions
During fiscal 2019, we completed acquisitions of other companies for an aggregate purchase price of $42 million, net of $3 million cash acquired. The purchase prices were primarily allocated to goodwill and intangible assets.
Pro forma results of operations for our fiscal 2019 acquisitions have not been presented because they were not material to our consolidated results of operations, either individually or in the aggregate.
Fiscal 2018 acquisitions
Fireglass Ltd. and Skycure Ltd. acquisitions
In July 2017, we completed our acquisitions of Israel-based Fireglass Ltd. (Fireglass) and Skycure Ltd. (Skycure). Fireglass provides agentless isolation solutions that prevent ransomware, malware, and phishing threats in real-time from reaching user endpoints or the corporate network. With this acquisition, we further strengthened our enterprise security strategy to deliver an Integrated Cyber Defense platform and extended our participation in the Secure Web Gateway and Email protection markets delivered both on premises and in the cloud. Skycure provides mobile threat defense for devices running modern operating systems, including iOS and Android. This acquisition extends our endpoint security capabilities. With the addition of Skycure, our Integrated Cyber Defense Platform now enables visibility into and control over all endpoint devices, including mobile devices, whether corporate owned or bring your own device. The total aggregate consideration for these acquisitions, primarily consisting of cash, was $345 million, net of $15 million cash acquired.
Our allocation of the aggregate purchase price for these two acquisitions as of July 24, 2017, was as follows:

(In millions, except useful lives)	Fair Value	Weighted-Average Estimated Useful Life
Developed technology	$123	5.5 years
Customer relationships	11	7.0 years
Goodwill	247
Deferred income tax liabilities	(35)
Other liabilities	(1)
Total purchase price	$345
The goodwill arising from the acquisitions is attributed to the expected synergies, including revenue benefits that are expected to be generated by combining Fireglass and Skycure with Symantec. A portion of the goodwill recognized is expected to be deductible for tax purposes. See Note 5 for more information on goodwill.
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
Fiscal 2017 acquisitions
On August 1, 2016, we acquired all of the outstanding common stock of Blue Coat, Inc. (Blue Coat), a provider of advanced web security solutions for global enterprises and governments. The addition of Blue Coat’s suite of network and cloud security products to our innovative Enterprise Security product portfolio has enhanced our threat protection and information protection products while providing us with complementary products, such as advanced web and cloud security solutions, that address the network and cloud security needs of enterprises.
On February 9, 2017, we completed the acquisition of LifeLock, Inc. (LifeLock) a provider of proactive identity theft protection services for consumers and consumer risk management services for enterprises. LifeLock’s services are provided on a monthly or annual subscription basis and provide identification and notification of identity-related and other events and assist users in remediating their impact.
The total consideration for the acquisitions, net of cash acquired, consisted of the following:

(In millions)	Blue Coat	LifeLock	Total
Goodwill	$4,084	$1,397	$5,481
Intangible assets	1,608	1,247	2,855
Net liabilities assumed	(1,019)	(361)	(1,380)
Total purchase price	$4,673	$2,283	$6,956
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
We determined the estimated fair value of our equity investment with the assistance of valuations performed by third-party specialists and estimates made by management. We utilized a combination of the income approach based on a discounted cash flow method and market approach based on the guideline public company method that focuses on comparing DigiCert to reasonably similar publicly traded companies. See Note 7 for additional information regarding our equity investment.

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
The following table presents the income before income taxes for our WSS and PKI solutions for the periods indicated:

	Year Ended
(In millions)	March 30, 2018	March 31, 2017
Income before income taxes	$66	$206
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Enterprise Security	Consumer Cyber Safety	Total
Balance as of March 31, 2017	$6,078	$2,549	$8,627
Acquisitions	256	39	295
Divestiture of WSS and PKI solutions	(606)	—	(606)
Other adjustments	6	(3)	3
Balance as of March 30, 2018	5,734	2,585	8,319
Acquisitions	132	6	138
Other adjustments	(5)	(2)	(7)
Balance as of March 29, 2019	$5,861	$2,589	$8,450

Intangible assets, net

	March 29, 2019			March 30, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,425	$(515)	$910	$1,462	$(357)	$1,105
Developed technology	1,039	(555)	484	1,037	(361)	676
Finite-lived trade names and other	6	(2)	4	13	(8)	5
Total finite-lived intangible assets	2,470	(1,072)	1,398	2,512	(726)	1,786
Indefinite-lived trade names	852	—	852	852	—	852
In-process research and development	—	—	—	5	—	5
Total intangible assets	$3,322	$(1,072)	$2,250	$3,369	$(726)	$2,643
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Statements of Operations Classification
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Customer relationships and other	$207	$220	$147	Operating expenses
Developed technology	236	233	145	Cost of revenues
Total	$443	$453	$292
As of March 29, 2019, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	March 29, 2019
2020	$448
2021	338
2022	275
2023	224
2024	110
Thereafter	3
Total	$1,398
See Note 4 for more information on our acquisitions and divestiture.
Note 6. Supplementary Information
Cash and cash equivalents:

(In millions)	March 29, 2019	March 30, 2018
Cash	$376	$1,016
Cash equivalents	1,415	758
Total cash and cash equivalents	$1,791	$1,774
Accounts receivable, net:

(In millions)	March 29, 2019	March 30, 2018
Accounts receivable	$713	$814
Allowance for doubtful accounts	(5)	(5)
Accounts receivable, net	$708	$809

Other current assets:

(In millions)	March 29, 2019	March 30, 2018
Prepaid expenses	$162	$177
Income tax receivable and prepaid income taxes	61	107
Value-added tax receivable and other tax receivables	69	24
Short-term deferred commissions	92	94
Assets held for sale	—	26
Other	51	94
Total other current assets	$435	$522
In fiscal 2019, we completed the sale of certain land and buildings that were reported as assets held for sale as of March 30, 2018 for a sales price of $26 million, net of selling costs, which was equal to their carrying value.
Property and equipment, net:

(In millions)	March 29, 2019	March 30, 2018
Land	$66	$66
Computer hardware and software	1,159	1,081
Office furniture and equipment	118	110
Buildings	364	365
Leasehold improvements	372	339
Construction in progress	30	29
Total property and equipment, gross	2,109	1,990
Accumulated depreciation and amortization	(1,319)	(1,212)
Total property and equipment, net	$790	$778
Depreciation and amortization expense was $172 million, $187 million, and $199 million in fiscal 2019, 2018, and 2017, respectively.
Other long-term assets:

(In millions)	March 29, 2019	March 30, 2018
Cost method investments	$184	$175
Equity method investment	32	134
Long-term income tax receivable and prepaid income taxes	34	61
Deferred income tax assets	830	46
Long-term deferred commissions	93	35
Other	89	75
Total other long-term assets	$1,262	$526
Short-term contract liabilities:

(In millions)	March 29, 2019	March 30, 2018
Deferred revenue	$1,815	$2,368
Customer deposit liabilities	505	—
Total short-term contract liabilities	$2,320	$2,368
Long-term income taxes payable:

(In millions)	March 29, 2019	March 30, 2018
Deemed repatriation tax payable	$703	$824
Uncertain tax positions (including interest and penalties)	373	302
Total long-term income taxes payable	$1,076	$1,126

Other income (expense), net:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Interest income	$42	$24	$21
Loss from equity interest	(101)	(26)	—
Foreign exchange loss	(18)	(28)	(2)
Other	13	21	27
Total other income (expense), net	$(64)	$(9)	$46
Non-cash investing and financing activities and supplemental cash flow information:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Non-cash Investing and Financing Activities:
Purchases of property and equipment in current liabilities	$23	$26	$33
Equity investment received as consideration in divestitures	$—	$160	$—
Fair value of equity awards assumed in acquisitions	$—	$1	$112
Common stock issued in connection with acquisitions	$—	$—	$38
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$112	$354	$1,081
Interest expense paid	$183	$199	$143
Note 7. Financial Instruments and Fair Value Measurements
The following table summarizes our assets and liabilities measured at fair value on a recurring basis:

	March 29, 2019			March 30, 2018
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$1,415	$1,415	$—	$679	$679	$—
Certificates of deposit	—	—	—	79	—	79
Short-term investments:
Corporate bonds	251	—	251	374	—	374
Commercial paper	—	—	—	2	—	2
Certificates of deposit	1	—	1	12	—	12
Total	$1,667	$1,415	$252	$1,146	$679	$467
The following table presents the contractual maturities of our investments in debt securities as of March 29, 2019:

(In millions)	Fair Value
Due in one year or less	$79
Due after one year through five years	173
Total	$252
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include non-marketable equity investments, equity method investment, and our long-term debt.
Non-marketable equity investments
As of March 29, 2019 and March 30, 2018, the carry value of our non-marketable equity investments was $184 million and $175 million, respectively.

Equity method investment
Our investment in equity securities that is accounted for using the equity method is included in Other long-term assets in our Consolidated Balance Sheets. As of March 29, 2019 and March 30, 2018, our equity investment in DigiCert represented an approximately 27% interest in the outstanding common stock of DigiCert and had a carrying value of $32 million and $134 million, respectively.
We recorded a loss from our equity method investment of $101 million and $26 million during fiscal 2019 and fiscal 2018, respectively, in Other income (expense), net in the Consolidated Statements of Operations, which consisted of our share of DigiCert’s net loss of $93 million and $24 million, respectively, and basis difference amortization of $8 million and $2 million, respectively. These losses were reflected as a reduction in the carrying amount of our investments in equity interests in our Consolidated Balance Sheets.
The following table summarizes DigiCert’s financial data which was provided to us on a three-month lag. Prior year period commenced on October 31, 2017 when we acquired the investment.

(In millions)	December 31, 2018	December 31, 2017
Current assets	$168	$261
Long-term assets	$1,641	$1,810
Current liabilities	$331	$246
Long-term liabilities	$1,862	$1,868

(In millions)	Year Ended December 31, 2018	Two Months Ended December 31, 2017
Revenue	$313	$38
Gross profit	$250	$33
Net loss	$(342)	$(90)
Current and long-term debt
As of March 29, 2019 and March 30, 2018, the total fair value of our current and long-term fixed rate debt was $3,964 million and $3,935 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair value of all our debt obligations was based on Level 2 inputs on a non-recurring basis.

Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	March 29, 2019	March 30, 2018	Effective Interest Rate
Senior Term Loan A-2 due August 1, 2019	$—	$600	LIBOR plus (1)
4.2% Senior Notes due September 15, 2020	750	750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	4,500	5,100
Less: unamortized discount and issuance costs	(48)	(74)
Total debt	4,452	5,026
Less: current portion	(491)	—
Total long-term portion	$3,961	$5,026

(1)
The senior term facilities bear interest at a rate equal to the London InterBank Offered Rate (LIBOR) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt, and our underlying loan agreements. The interest rates for the outstanding senior term loans are as follows:

	March 29, 2019	March 30, 2018
Senior Term Loan A-2 due August 1, 2019	N/A	3.31%
Senior Term Loan A-5 due August 1, 2021	4.24%	3.54%
As of March 29, 2019, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2020	$—
2021	1,250
2022	1,750
2023	400
2024	—
Thereafter	1,100
Total future maturities of debt	$4,500
Senior Term Loan A-2
On July 18, 2016, we borrowed $800 million under a 3-year term loan (the Senior Term Loan A-2) credit facility, as amended. The Senior Term Loan A-2 bore interest at a floating rate of interest plus an applicable margin which was based on our senior unsecured credit agency rating. During fiscal 2019 and 2018, we prepaid principal amounts of $600 million and $200 million, respectively. As of March 29, 2019, there were no borrowings outstanding under our Senior Term Loan A-2.
Senior Term Loan A-5
On August 1, 2016, we entered into a term loan agreement that provides for a 5-year term loan (the Senior Term Loan A-5) that bears interest at a floating rate of interest plus an applicable margin, which is based on our senior unsecured credit agency rating. For the duration of Senior Term Loan A-5, quarterly payments are due in aggregate annual amounts equal to 10% of the original principal amount. We may voluntarily repay outstanding principal balances under the Senior Term Loan A-5 at any time without premium or penalty, and prepayments must be applied to reduce the subsequent scheduled and outstanding required payments.
The Senior Term Loan A-5 agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a ratio of consolidated funded debt to consolidated adjusted earnings before interest, taxes, depreciation, and amortization of not more than 6.00 to 1.0 through December 31, 2018, then 5.25 to 1.0 thereafter, and restrictions on subsidiary indebtedness, liens, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend). As of March 29, 2019, we were in compliance with all debt covenants.

Senior Notes
On February 9, 2017, we issued $1.1 billion aggregate principal amount of our 5.0% Senior Notes due April 15, 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes bear interest at a rate of 5.00% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2017.
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
In addition, we had two series of senior notes, the 4.2% Senior Notes and 3.95% Senior Notes that are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on each series of these notes is payable semi-annually in arrears, on September 15 and March 15 for the 4.2% Senior Notes, and June 15 and December 15 for the 3.95% Senior Notes.
Convertible Senior Notes
As of March 29, 2019 and March 30, 2018, we had two outstanding issuances of convertible notes which are senior unsecured obligations and rank equal in right of payment to all other senior, unsecured, unsubordinated indebtedness. On March 4, 2016, we issued $500 million of convertible notes which mature on April 1, 2021 and bear interest at an annual rate of 2.5% (2.5% Convertible Notes). On August 1, 2016, we issued an additional $1.25 billion of convertible notes which mature on August 15, 2021 and bear interest at an annual rate of 2.0% (2.0% Convertible Notes). Both the 2.5% Convertible Notes and the 2.0% Convertible Notes (collectively, Convertible Senior Notes) have coupon interest payable semiannually in arrears in cash. Interest payments on the Convertible Senior Notes are due on October 1 and April 1 of each year in the case of the 2.5% Convertible Notes, and February 15 and August 15 in the case of the 2.0% Convertible Notes. The fair value of the equity component of our Convertible Senior Notes of $41 million, net of tax was recorded in additional paid-in capital and is being amortized as interest expense.
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
As long as the holders of the Convertible Senior Notes each own at least 4% of our common stock on an as-converted basis, they are entitled to nominate one director to our Board of Directors. As of March 29, 2019, the holders’ percentage interest in our common stock exceeded this threshold.
On or after the 4-year anniversary of the issuance date, holders of the 2.5% Convertible Senior Notes have the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Senior Notes. Therefore, as of March 29, 2019, the principal amount and associated unamortized discount and issuance costs of the 2.5% Convertible Senior Notes were classified as Current portion of long-term debt in our Consolidated Balance Sheet.
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
Based on the closing price of our common stock of $22.99 on March 29, 2019, the if-converted values of our 2.5% and 2.0% Convertible Senior Notes exceed the principal amount by approximately $185 million and $158 million, respectively.

The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Contractual interest expense	$38	$38	$29
Amortization of debt discount and issuance costs	$16	$16	$13
Revolving Credit Facility
We have an unsecured revolving credit facility to borrow up to $1.0 billion through May 10, 2021. Borrowings under the revolving facility bear interest at a floating rate of interest plus an applicable margin which is based on our senior unsecured credit agency rating. We are obligated to pay commitment fees on the daily amount of the unused revolving commitment at a rate based on our debt ratings. We may request incremental commitments up to $500 million, subject to customary conditions. The revolving credit facility is subject to the same covenants as our Senior Term Loans. As of March 29, 2019 and March 30, 2018, there were no borrowings outstanding under this revolving facility.
Note 9. Derivatives
We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to twelve months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
During fiscal 2019, to help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, we initiated a program under which we may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. As of March 29, 2019, the fair value of these contracts was insignificant. During fiscal 2019, the net gain recognized in AOCI was insignificant.
We also enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of March 29, 2019 and March 30, 2018, the fair value of these contracts was insignificant. The related gain (loss) recognized in Other income (expense), net in our Consolidated Statements of Operations was as follows:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Foreign exchange forward contracts gain (loss)	$(37)	$25	$(17)
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of March 29, 2019 and March 30, 2018.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	March 29, 2019	March 30, 2018
Net investment hedges
Foreign exchange forward contracts sold	$116	$—
Balance sheet contracts
Foreign exchange forward contracts purchased	$963	$697
Foreign exchange forward contracts sold	$122	$151
Note 10. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs consist primarily of severance, facilities, transition, and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. In addition, transition costs include expenses associated with divestitures of our product lines.

Fiscal 2019 Plan
In August 2018, we announced a restructuring plan (the Fiscal 2019 Plan) under which we will initiate targeted reductions of up to approximately 8% of our global workforce. We estimate that we will incur total costs in connection with the Fiscal 2019 Plan of approximately $50 million, primarily for severance and termination benefits and facilities exit costs. These actions are expected to be completed in fiscal 2020. As of March 29, 2019, we have incurred costs of $22 million related to our Fiscal 2019 Plan.
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the Fiscal 2017 Plan), under which we reduced headcount and closed certain facilities. These actions were completed in fiscal 2019 at a cumulative cost of $289 million.
Our restructuring, transition and other costs are presented in the table below:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Severance and termination benefit costs	$28	$61	$76
Other exit and disposal costs	15	52	80
Asset write-offs	2	25	23
Transition costs	196	272	94
Total restructuring, transition and other costs	$241	$410	$273
Included in our fiscal 2018 other exit and disposal costs is a $29 million impairment charge related to certain land and buildings previously reported as property and equipment that were reclassified to assets held for sale.
As of March 29, 2019, the restructuring liabilities were not significant.
Note 11. Income Taxes
Pre-tax income from international operations was $214 million, $890 million, and $353 million for fiscal 2019, 2018, and 2017, respectively.
The components of income tax expense (benefit) recorded in continuing operations are as follows:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Current:
Federal	$73	$1,011	$108
State	15	40	6
International	74	107	68
Total	162	1,158	182
Deferred:
Federal	(52)	(1,664)	(177)
State	(2)	(151)	(17)
International	(16)	(33)	(14)
Total	(70)	(1,848)	(208)
Income tax expense (benefit)	$92	$(690)	$(26)
As of December 28, 2018, we have completed our accounting for the effects of the enactment of the Tax Cuts and Jobs Act (H.R.1) (the 2017 Tax Act) in accordance with U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118, and the amounts are no longer considered provisional. We will continue to evaluate any new guidance from the U.S. Department of Treasury and the Internal Revenue Service (IRS) as issued.
The U.S. federal statutory income tax rates we have applied for fiscal 2019, 2018, and 2017 are as follows:

	Year Ended
	March 29, 2019	March 30, 2018	March 31, 2017
U.S. federal statutory income tax rate	21.0%	31.6%	35.0%

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Federal statutory tax expense (benefit)	$22	$138	$(92)
Foreign earnings not considered indefinitely reinvested, net	3	—	12
State taxes, net of federal benefit	(2)	(26)	(11)
Foreign earnings taxed at other than the federal rate	17	(156)	34
Transition tax	(57)	893	—
Federal research and development credit	(9)	(12)	(9)
Valuation allowance increase (decrease)	31	7	(1)
Change in uncertain tax positions	53	(6)	(24)
Nondeductible transaction costs	—	—	11
Write-off of tax attributes due to restructuring	—	—	52
Stock-based compensation	17	(44)	—
Effect of tax rate change on deferred taxes	—	(131)	—
Re-assessment of deferred taxes on foreign earnings	—	(1,420)	—
Nondeductible officer compensation	3	11	7
Nondeductible goodwill	—	59	—
Other U.S. permanent differences	5	—	—
Return to provision adjustment	5	—	—
Other, net	4	(3)	(5)
Income tax expense (benefit)	$92	$(690)	$(26)
The principal components of deferred tax assets and liabilities are as follows:

	As of
(In millions)	March 29, 2019	March 30, 2018
Deferred tax assets:
Tax credit carryforwards	$54	$30
Net operating loss carryforwards of acquired companies	51	32
Other accruals and reserves not currently tax deductible	64	66
Deferred revenue	54	94
Intangible assets	384	—
Loss on investments not currently tax deductible	35	9
Stock-based compensation	87	141
Other	25	18
Gross deferred tax assets	754	390
Valuation allowance	(105)	(19)
Deferred tax assets, net of valuation allowance	$649	$371
Deferred tax liabilities:
Property and equipment	$(17)	$(5)
Goodwill	(13)	(20)
Intangible assets	—	(459)
Unremitted earnings of foreign subsidiaries	(316)	(396)
Prepaids and deferred expenses	(43)	(23)
Discount on convertible debt	(7)	(14)
Deferred tax liabilities	(396)	(917)
Net deferred tax assets (liabilities)	$253	$(546)
The valuation allowance provided against our deferred tax assets as of March 29, 2019, increased primarily due to a corresponding increase in unrealized capital losses from equity investments, certain acquired tax loss and tax credits carryforwards, and California research and development credits. Based on our current operations, these attributes are not expected to be realized, and a valuation allowance has been recorded to offset them.
As of March 29, 2019, we have U.S. federal net operating losses attributable to various acquired companies of approximately $147 million, which, if not used, will expire between fiscal 2020 and 2037. We have U.S. federal research and development credits of approximately $11 million. The research and development credits, if not used, will expire between fiscal 2020 and 2036. $89 million of the net operating loss carryforwards and $11 million of the U.S. federal research and development tax credits are subject to limitations which currently prevent their use, and therefore these attributes are not expected to be realized. The remaining net operating loss carryforwards and U.S. federal research and development tax credits are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. We have $3 million of foreign tax credits which, if not used, will expire beginning in fiscal 2028. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $68 million and $51 million, respectively. If not used, our U.S. state net operating losses will expire between fiscal 2020 and 2037, and the majority of our U.S. state credit carryforwards can be carried forward indefinitely. In addition, we have foreign net operating loss carryforwards attributable to various foreign companies of approximately $118 million, $24 million of which relate to Japan, and will expire beginning in fiscal 2028, and the rest of which, under current applicable foreign tax law, can be carried forward indefinitely.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 29, 2019 are realizable on a “more likely than not” basis.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Balance at beginning of year	$378	$248	$197
Settlements with tax authorities	(3)	(4)	(23)
Lapse of statute of limitations	(17)	(3)	(9)
Increase related to prior period tax positions	16	35	21
Decrease related to prior period tax positions	(11)	—	(9)
Increase related to current year tax positions	75	98	38
Increase due to acquisition	8	4	33
Net increase	68	130	51
Balance at end of year	$446	$378	$248
There was a change of $68 million in gross unrecognized tax benefits during fiscal 2019. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes.
Of the total unrecognized tax benefits at March 29, 2019, $361 million, if recognized, would favorably affect our effective tax rate.
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 29, 2019, before any tax benefits, we had $43 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $17 million for fiscal 2019. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 through 2019 remain subject to examination by the IRS for U.S. federal tax purposes. Our fiscal years prior to 2014 have been settled and closed with the IRS. Our 2015 through 2019 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes, and our 2014 through 2019 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $26 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate $26 million could affect our income tax provision and therefore benefit the resulting effective tax rate.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Note 12. Stockholders’ Equity
Preferred stock
Our Board of Directors has the authority to issue up to 1 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of March 29, 2019 and March 30, 2018, there were no shares outstanding.
Dividends
On May 9, 2019, we announced a cash dividend of $0.075 per share of common stock to be paid in June 2019. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase (ASR) transactions. In fiscal 2019, we executed share repurchases of 11 million shares for $252 million in the open market at an average price of $22.68 per share, including $18 million for 1 million shares settled in April 2019. In fiscal 2018, we received 2 million shares at an average price of $30.51 per share from the final settlement of an ASR entered into in fiscal 2017 under which we made a prepayment of $500 million in March 2017 and received an initial delivery of 14 million shares. In January 2019, our Board of Directors increased their authorization by $500 million. As of March 29, 2019, we have $1,048 million remaining under the authorization to be completed in future periods with no expiration date.
Accumulated other comprehensive income (loss)
Components and activities of AOCI, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Equity Method Investee	Total AOCI
Balance as of March 31, 2017	$7	$5	$—	$12
Other comprehensive loss before reclassifications	(4)	(5)	—	(9)
Reclassification to net income (loss)	5	(4)	—	1
Balance as of March 30, 2018	8	(4)	—	4
Other comprehensive income (loss) before reclassifications	(13)	3	(1)	(11)
Balance as of March 29, 2019	$(5)	$(1)	$(1)	$(7)
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
Note 13. Stock-Based Compensation and Other Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We have one primary stock incentive plan: the 2013 Equity Incentive Plan (the 2013 Plan), under which incentive stock options may be granted only to employees (including officers and directors who are also employees), and other awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended in December 2018, our stockholders have approved and reserved 82 million shares of common stock for issuance under the 2013 Plan. As of March 29, 2019, 22 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
In connection with the acquisitions of various companies, we have assumed the equity awards granted under stock incentive plans of the acquired companies or issued equity awards in replacement thereof. No new awards will be granted under our acquired stock plans.

RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 30, 2018	19	$25.06
Granted	15	$21.77
Vested	(10)	$23.91
Forfeited	(3)	$24.24
Outstanding and unvested at March 29, 2019	21	$23.36	1.0	$493
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2019, 2018, and 2017 was $21.77, $30.01, and $20.56, respectively. The total fair value of RSUs released in fiscal 2019, 2018, and 2017 was $214 million, $294 million, and $181 million, respectively, which represents the market value of our common stock on the date the RSUs were released.
PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and unvested at March 30, 2018	3	$30.00
Granted	2	$21.30
Performance adjustment	(1)	$28.74
Vested	(1)	$21.78
Forfeited	(1)	$31.15
Unvested at March 29, 2019	2	$27.04	1.2	$53
Vested and unreleased at March 29, 2019	1
Outstanding at March 29, 2019	3
The total fair value of PRUs released in fiscal 2019, 2018, and 2017 was $261 million, $24 million, and $14 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period and contain a combination of Company performance and market conditions. The performance conditions are based on the achievement of specified one-year non-GAAP financial metrics and in fiscal 2019, a liquidity metric. The market conditions are based on the achievement of our relative total shareholder return over a two- and three-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.
In addition, during fiscal 2017, we granted 2 million PRUs to certain of our executives and assumed 3 million PRUs as part of the Blue Coat acquisition, all of which had a three-year vesting period. Based on the achievement of our fiscal 2018 non-GAAP operating income, 268% of target PRUs, or 13 million shares, became eligible to be earned, of which 12 million shares vested at the end of fiscal 2018 and were issued in fiscal 2019, and 1 million shares vested at the end of fiscal 2019 and will be released in fiscal 2020.

Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation option pricing model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	March 29, 2019	March 30, 2018	March 31, 2017
Expected term	2.7 years	2.8 years	N/A
Expected volatility	34.2%	23.2%	N/A
Risk-free interest rate	2.7%	1.5%	N/A
Expected dividend yield	—	—	N/A
Weighted-average grant date fair value of PRUs	$21.30	$32.78	$19.99

N/A: Not applicable as awards did not contain a market condition.
Stock options

(In millions, except per share and year data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 30, 2018	14	$8.53
Assumed in acquisitions	1	$0.53
Exercised	(2)	$10.10
Forfeited and expired	(1)	$13.12
Outstanding at March 29, 2019	12	$7.83
Exercisable at March 29, 2019	11	$7.94	5.8	$165
The total intrinsic value of options exercised during fiscal 2019, 2018, and 2017 was $23 million, $131 million, and $78 million, respectively.
Restricted stock
In connection with our fiscal 2018 acquisitions, we issued approximately 1 million restricted shares of our common stock and will recognize $44 million of expense over the service period. These restricted shares will be released to the individuals through three annual installments subject to the individuals’ continued employment at Symantec.
Liability-classified awards settled in shares
Certain fiscal 2019 and 2018 bonuses are settled in RSUs that vest shortly after the grant date. In fiscal 2019, 2 million RSUs were issued to settle these bonuses. As of March 29, 2019 and March 30, 2018, the total liability associated with these liability-classified awards was $22 million and $25 million, respectively, which is presented in Accrued compensation and benefits in our Consolidated Balance Sheets.
ESPP
Under our 2008 Employee Stock Purchase Plan, employees may annually contribute up to 10% of their gross compensation, subject to certain limitations, to purchase shares of our common stock at a discounted price. Beginning August 16, 2016, eligible employees are offered shares through a 12-month offering period, which consists of two consecutive 6-month purchase periods, at 85% of the lower of either the fair market value on the purchase date or the fair market value at the beginning of the offering period. Prior to that, employees were able to purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period.
In August 2018, we cancelled the issuance of common stock under our ESPP for the 6-month purchase period ended August 15, 2018, as a result of the delayed filing of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. All participant contributions were refunded. In addition, the enrollment in the purchase period beginning August 16, 2018 was cancelled. On February 16, 2019, we opened enrollment in a new offering period. As of March 29, 2019, 34 million shares have been issued under this plan, and 36 million shares remained available for future issuance.

The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Shares issued under the ESPP	—	3	3
Proceeds from issuance of shares	$—	$69	$56
Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Cost of revenues	$17	$28	$21
Sales and marketing	114	165	107
Research and development	134	200	110
General and administrative	87	217	202
Total stock-based compensation expense	$352	$610	$440
Income tax benefit for stock-based compensation expense	$(73)	$(116)	$(149)
As of March 29, 2019, the total unrecognized stock-based compensation costs, net of estimated forfeitures, were as follows:

(In millions)	Unrecognized compensation cost	Weighted-average remaining years
RSUs	$252	1.7
PRUs	22	1.2
Options	14	1.8
Restricted stock	19	1.3
Liability-classified awards settled in shares	32	2.1
ESPP	14	0.9
Total	$353
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

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
401(k) matching contributions	$23	$25	$19
Note 14. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares include the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the year ended March 31, 2017, as there was a loss from continuing operations in the period and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	March 31, 2017
Income (loss) from continuing operations	$16	$1,127	$(236)
Income from discontinued operations, net of income taxes	15	11	130
Net income (loss)	$31	$1,138	$(106)
Income (loss) per share - basic:
Continuing operations	$0.03	$1.83	$(0.38)
Discontinued operations	$0.02	$0.02	$0.21
Net income (loss) per share - basic	$0.05	$1.85	$(0.17)
Income (loss) per share - diluted:
Continuing operations	$0.02	$1.69	$(0.38)
Discontinued operations	$0.02	$0.02	$0.21
Net income (loss) per share - diluted (1)	$0.05	$1.70	$(0.17)

Weighted-average outstanding shares - basic	632	616	618
Dilutive potentially issuable shares:
Convertible debt	10	32	—
Employee equity awards	19	20	—
Weighted-average shares outstanding - diluted	661	668	618

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	—	91
Employee equity awards	6	1	50
Total	6	1	141

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
Note 15. Segment and Geographic Information
We operate in the following two reportable segments, which are the same as our operating segments:

•
Enterprise Security. Our Enterprise Security segment focuses on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity.

•
Consumer Cyber Safety. Our Consumer Cyber Safety segment focuses on providing cyber safety solutions under our Norton LifeLock brand to help consumers protect their devices, online privacy, identities, and home networks.

Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers, comprised of our Chief Executive Officer and Chief Financial Officer, use our operating segment financial information to evaluate segment performance and to allocate resources.

There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reportable segments:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Total segments:
Net revenues	$4,731	$4,834	$4,019
Operating income	$1,414	$1,584	$1,026
Enterprise Security:
Net revenues	$2,323	$2,554	$2,355
Operating income	$269	$473	$187
Consumer Cyber Safety:
Net revenues	$2,408	$2,280	$1,664
Operating income	$1,145	$1,111	$839
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
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income (loss):

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Total segment operating income	$1,414	$1,584	$1,026
Reconciling items:
Stock-based compensation expense	352	610	440
Amortization of intangible assets	443	453	293
Restructuring, transition and other costs	241	410	273
Acquisition-related costs	3	60	120
Other	(5)	2	—
Total consolidated operating income (loss) from continuing operations	$380	$49	$(100)
Products and service revenue information
The following table summarizes net revenues by significant product and services categories:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Enterprise Security:
Endpoint and information protection	$1,027	$983	$947
Network and web security	748	782	451
WSS and PKI	—	238	422
Other products and services	548	551	535
Total Enterprise Security	$2,323	$2,554	$2,355
Consumer Cyber Safety:
Consumer security	$1,471	$1,504	$1,527
Identity and information protection	937	776	137
Total Consumer Cyber Safety	2,408	2,280	1,664
Total net revenues	$4,731	$4,834	$4,019
Endpoint and information protection products include endpoint security, advanced threat protection, and information protection solutions and their related support services. Network and web security products include network security, web security, and cloud security solutions and their related support services. WSS and PKI products consist of the solutions we divested on October 31, 2017. Other products and services primarily consist of email security products, managed security services, consulting, and other professional services.
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
Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	March 29, 2019	March 30, 2018	March 31, 2017
Americas	$3,028	$3,031	$2,329
EMEA	1,002	1,048	955
APJ	701	755	735
Total net revenues	$4,731	$4,834	$4,019

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan
Revenues from customers inside the U.S. were $2.8 billion, $2.8 billion, and $2.1 billion during fiscal 2019, 2018, and 2017, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets, excluding cash and cash equivalents and short-term investments, as of March 29, 2019 and March 30, 2018, were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	March 29, 2019	March 30, 2018
U.S.	$1,544	$858
International	499	1,304
Total cash, cash equivalents and short-term investments	$2,043	$2,162
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	March 29, 2019	March 30, 2018
U.S.	$671	$677
International (1)	119	101
Total property and equipment, net	$790	$778

(1)	No individual country represented more than 10% of the respective totals.
Significant customers
In fiscal 2019, the following customer, who is a distributor, accounted for 10% or more of our net revenues:

	Year Ended
	March 29, 2019	March 30, 2018	March 31, 2017
HNA Group Co., Ltd.	10%	N/A	N/A
Note 16. Commitments and Contingencies
Lease commitments
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire at various dates through fiscal 2029. We currently sublease some space under various operating leases that will expire on various dates through fiscal 2022. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense under operating leases was $68 million, $78 million, and $79 million for fiscal 2019, 2018, and 2017, respectively.

The minimum future rentals on non-cancelable operating leases by fiscal year are as follows:

(In millions)	March 29, 2019
2020	$55
2021	49
2022	40
2023	32
2024	26
Thereafter	42
Total minimum future lease payments	244
Sublease income	(6)
Total minimum future lease payments, net	$238
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year:

(In millions)	March 29, 2019
2020	$525
2021	175
2022	145
2023	136
2024	81
Thereafter	9
Total purchase obligations	$1,071
Deemed repatriation taxes
Under the 2017 Tax Act, we are required to pay a one-time transition tax on untaxed foreign earnings of our foreign subsidiaries through July 2025. See Note 11 for more information regarding the 2017 Tax Act and its impact on our income taxes. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	March 29, 2019
2020	$65
2021	67
2022	67
2023	126
2024	168
Thereafter	210
Total obligations	$703
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees, and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements, and we have not accrued any material liabilities related to such indemnification obligations in our Consolidated Financial Statements.

In connection with the sale of our Veritas information management business, we assigned several leases to Veritas Technologies LLC or its related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC or its related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses, and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Consolidated Financial Statements.
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
Litigation contingencies
SEC Investigation
As previously disclosed in our public filings, the Audit Committee of our Board of Directors (the Audit Committee) completed its internal investigation (the Audit Committee Investigation) in September 2018. In connection with the Audit Committee Investigation, we voluntarily contacted the SEC in April 2018. The SEC commenced a formal investigation, and we continue to cooperate with that investigation. The outcome of such an investigation is difficult to predict. We have incurred, and will continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our current and former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleges that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which are currently pending. Purported shareholder derivative lawsuits have been filed against Symantec and certain of our officers and directors in the U.S. District Court for the District of Delaware, Delaware Chancery Court, and Delaware Superior Court, arising generally out of the same facts and circumstances as alleged in the securities class action and alleging claims for breach of fiduciary duty and related claims; these lawsuits include an action brought derivatively on behalf of Symantec’s 2008 Employee Stock Purchase Plan. The derivative actions are currently voluntarily stayed in light of the securities class action. No specific amount of damages has been alleged in these lawsuits. We have also received demands from purported stockholders to inspect corporate books and records under Delaware law. We will continue to incur legal fees in connection with these pending cases and demands, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations, and cash flows. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.
GSA
During the first quarter of fiscal 2013, we were advised by the Commercial Litigation Branch of the Department of Justice’s (DOJ) Civil Division and the Civil Division of the U.S. Attorney’s Office for the District of Columbia that the government is investigating our compliance with certain provisions of our U.S. General Services Administration (GSA) Multiple Award Schedule Contract No. GS-35F-0240T effective January 24, 2007, including provisions relating to pricing, country of origin, accessibility, and the disclosure of commercial sales practices.
As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We have fully cooperated with the government throughout its investigation, and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA schedule was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government has also indicated they are going to pursue claims for certain sales to California, Florida, and New York as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
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
(2) Financial Statement Schedule
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
(3) Exhibits

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
4.08
Amended and Restated Credit Agreement, effective as of August 1, 2016, among Symantec Corporation, the lenders party thereto (the Lenders), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.
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
4.13
First Amendment, dated December 12, 2016, to the Credit Agreement, effective as of August 1, 2016, among Symantec Corporation, the lenders party thereto (the Lenders), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.
		10-Q	000-17781	4.03	2/3/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.14	Base Indenture, dated as of February 9, 2017, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.15	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.03(*)	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Symantec Corporation 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended.	10-K	000-17781	10.10	5/20/2016
10.06(*)	Form of Vontu, Inc. Stock Option Agreement.	S-8	333-148107	99.03	12/17/2007
10.07(*)	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant - Terms and Conditions, form of RSU Award Agreement, form of RSU Award Agreement for Non-Employee Directors and form of PRU Award Agreement.	10-K	000-17781	10.13	5/20/2016
10.08(*)	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended.	10-K	000-17781	10.08	10/26/2018
10.09(*)	Symantec Corporation 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018
10.10(*)	Forms of award agreements under 2013 Equity Incentive Plan.	10-K	000-17781	10.10	10/26/2018
10.11(*)	Blue Coat, Inc. 2016 Equity Incentive Plan, including forms of awards thereunder.	S-8	333-212847	99.01	8/2/2016
10.12(*)	Batman Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan, including form of Stock Option Agreement thereunder.	S-8	333-212847	99.02	8/2/2016
10.13(*)	LifeLock, Inc. 2012 Incentive Compensation Plan and forms of option and restricted stock unit award agreements thereunder.	S-8	333-216132	99.02	2/17/2017
10.14(*)	Skycure Ltd. Share Incentive Plan, including forms of awards thereunder.	S-8	333-219714	99.01	8/4/2017
10.15(*)	Skycure Ltd. 2017 Equity Incentive Plan, including forms of awards thereunder.	S-8	333-219714	99.02	8/4/2017
10.16(*)	Fireglass Ltd. 2015 Share Incentive Plan.	S-8	333-219714	99.03	8/4/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17(*)	Symantec Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013
10.18(*)	Symantec Corporation Executive Retention Plan, as amended and restated.	10-K	000-17781	10.18	10/26/2018
10.19(*)	Symantec Corporation Executive Severance Plan.	10-K	000-17781	10.19	10/26/2018
10.20(*)	Employment Letter dated as of June 12, 2016 by and between Gregory S. Clark, Symantec Corporation and Blue Coat, Inc.	10-Q	000-17781	10.03	8/5/2016
10.21(*)	Offer letter dated as of June 12, 2016 by and between Michael Fey and Symantec Corporation.	10-Q	000-17781	10.04	8/5/2016
10.22(*)	Employment Offer letter, dated as of June 12, 2016, by and between Nicholas Noviello and Symantec Corporation.	8-K	000-17781	10.01	11/4/2016
10.23(*)	FY19 Executive Annual Incentive Plan - Chief Executive Officer.	10-K	000-17781	10.25	10/26/2018
10.24(*)	FY19 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.	10-K	000-17781	10.26	10/26/2018
10.25 (§§)	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990.	S-4	33-35385	10.37	6/13/1990
10.26(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27	8/6/1999
10.27	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation.	10-Q	000-17781	10.01	8/7/2007
10.28	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation.	10-Q	000-17781	10.01	2/2/2011
10.29	Investment Agreement, dated as of February 3, 2016, by and among Symantec Corporation and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
10.30	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Symantec Corporation and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
10.31	Agreement between Symantec Corporation and Starboard Value LP.	8-K	000-17781	10.01	9/17/2018
10.32	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.	10-Q	000-17781	10.01	11/16/2018
10.33	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.	10-Q	000-17781	10.02	11/16/2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.34(*)	Separation Agreement and General Release of All Claims by and between Symantec Corporation and Michael Fey.	8-K	000-17781	10.01	11/29/2018
10.35(*)	Symantec Corporation Offer Letter with Matthew Brown.	10-Q	000-17781	10.04	2/4/2019
10.36(*)	Transition Services Agreement dated January 31, 2019 by and between Symantec Corporation and Nicholas Noviello.	10-Q	000-17781	10.05	2/4/2019
10.37(*)	Separation Agreement between Symantec Corporation and Gregory Clark dated May 7, 2019.	8-K	000-17781	10.01	5/9/2019
10.38(*)	Offer Letter with Vincent Pilette dated April 26, 2019.	8-K	000-17781	10.02	5/9/2019
21.01	Subsidiaries of Symantec Corporation.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (see Signature page to this annual report).					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Linkbase Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract, compensatory plan or arrangement.
**	Filed by LifeLock, Inc.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 24th day of May 2019.

SYMANTEC CORPORATION

By:	/s/ Richard S. Hill
Richard S. Hill Interim President and Chief Executive Officer and Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Hill, Vincent Pilette, Nicholas R. Noviello, and Scott C. Taylor, and each or any of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Richard S. Hill	Interim President and Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2019
Richard S. Hill

/s/ Nicholas R. Noviello	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 24, 2019
Nicholas R. Noviello

/s/ Matthew Brown	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 24, 2019
Matthew Brown

/s/ Daniel H. Schulman	Chairman of the Board	May 24, 2019
Daniel H. Schulman

/s/ Sue Barsamian	Director	May 24, 2019
Sue Barsamian

/s/ Frank E. Dangeard	Director	May 24, 2019
Frank E. Dangeard

/s/ Peter A. Feld	Director	May 24, 2019
Peter A. Feld

/s/ Dale L. Fuller	Director	May 24, 2019
Dale L. Fuller

/s/ Kenneth Y. Hao	Director	May 24, 2019
Kenneth Y. Hao

/s/ David W. Humphrey	Director	May 24, 2019
David W. Humphrey

/s/ David L. Mahoney	Director	May 24, 2019
David L. Mahoney

/s/ Anita M. Sands	Director	May 24, 2019
Anita M. Sands

/s/ V. Paul Unruh	Director	May 24, 2019
V. Paul Unruh

/s/ Suzanne M. Vautrinot	Director	May 24, 2019
Suzanne M. Vautrinot