Form 10-K/A
period 2019-03-29
SYMANTEC CORP
filed 2019-07-25
CIK 849399

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

Number of shares outstanding of the registrant’s common stock as of July 5, 2019: 617,528,130

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYMANTEC CORPORATION

FORM 10-K
For the Fiscal Year Ended March 29, 2019

PART III

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended March 29, 2019, which we filed with the Securities and Exchange Commission (“SEC”) on May 24, 2019 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•                  31.03 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•                  31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on May 24, 2019.

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

The key attributes, experience and skills we consider important for our directors in light of our current business and structure are:

•             Industry and Technology Expertise.  As a security and technology company, understanding new technologies and emerging industry trends or having experience in security and related technologies is useful in understanding our business and the market segments in which we compete, our research and development efforts, competing technologies, the various products and processes that we develop and evolving customer requirements.

•             Global Expertise.  We are a global organization with employees, offices, customers and partners in many countries. Directors with global operating expertise and an understanding of global economic and regulatory frameworks, can provide a useful business and cultural perspective regarding many significant aspects of our business.

•             Leadership Experience.  Directors who have served in a senior leadership position, as a general manager of a business, or as the functional leader of a global sales, marketing or product development organization, are important to us, because they bring experience and perspective in analyzing, shaping and overseeing the execution of important strategic, operational and policy issues at a senior level.

•             Public Company Board Experience.  Directors who have served on other public company boards can offer advice and insights with regard to the dynamics and operation of a board of directors, the relations of a board to the company’s chief executive officer and other senior management personnel, the importance of public-company corporate governance, including oversight matters, strategic decisions and operational and compliance-related matters.

•             Business Combinations and Partnerships Experience.  Directors who have a background in mergers and acquisitions and strategic partnership transactions can provide insight into developing and implementing strategies for growing our business through combining and/or partnering with other organizations and helping to evaluate operational integration plans.

•             Financial Expertise.  Knowledge of financial markets, financing operations, complex financial management and accounting and financial reporting processes is important because it assists our directors in understanding, advising, and overseeing Symantec’s capital structure, financing and investing activities, financial reporting and internal control of such activities.

•             Diversity.  In addition to a diverse portfolio of professional background, experiences, knowledge and skills, the composition of the Board should reflect the benefits of diversity as to gender, race, ethnic, cultural and geographic backgrounds that reflect the composition of our global investors, customers, employees and partners.

In addition to the brief biographical descriptions set forth under “Our Board of Directors” below, we include under “Director Qualifications” the key individual attributes, experience and skills of each of our directors that led to the conclusion that each director should serve as a member of the Board at this time.

Our Board of Directors

Our Board currently consists of twelve directors, including eleven independent directors and our interim President and Chief Executive Officer. Each director is elected to serve a one-year term, with all directors subject to annual election. These directors are identified below, along with their ages at June 14, 2019 and other information.

Name	Age	Principal Occupation	Director Since
Sue Barsamian	60	Director	2019
Frank E. Dangeard	61	Managing Partner, Harcourt	2007
Peter A. Feld	40	Managing Member and Head of Research, Starboard Value LP	2018
Dale L. Fuller	60	Operating Partner, The Riverside Company	2018
Kenneth Y. Hao	50	Managing Partner and Managing Director, Silver Lake Partners	2016
Richard S. Hill	67	Interim President and CEO	2019
David W. Humphrey	42	Managing Director, Bain Capital	2016
David L. Mahoney	65	Director	2003
Anita M. Sands	43	Director	2013
Daniel H. Schulman	61	President and Chief Executive Officer, PayPal Holdings, Inc.	2000
V. Paul Unruh	70	Director	2005
Suzanne M. Vautrinot	59	Director	2013

Sue Barsamian Director Age: 60 Director Since: 2019 Committee Memberships: • Compensation Other Current Public Boards: • Box, Inc.

Ms. Barsamian has served as a member of our Board since January 2019.  Ms. Barsamian previously served as Executive Vice President, Chief Sales and Marketing Officer of Micro Focus International plc, an infrastructure software company, from September 2017 through April 2018 and as Executive Vice President, Chief Sales and Marketing Officer of HPE Software at Hewlett Packard Enterprise from November 2016 until it was acquired by Micro Focus in September 2017. From 2006 to November 2016, Ms. Barsamian served in various executive roles at Hewlett-Packard, including Senior Vice President and General Manager of Enterprise Security Products and Senior Vice President of Worldwide Indirect Sales. Prior to joining Hewlett-Packard, Ms. Barsamian was Vice President, Global Go-to-Market at Mercury Interactive Corporation and held leadership positions at Critical Path, Inc. and Verity, Inc. Ms. Barsamian serves on the board of directors of Box, Inc. Ms. Barsamian served on the Board of the National Action Council for Minorities in Engineering (NACME), and she served as Chairman of the Board of NACME from 2016 to 2017. She received a Bachelor of Science degree in electrical engineering from Kansas State University and completed her post-graduate studies at the Swiss Federal Institute of Technology.

Director Qualifications:

•      Industry and Technology Experience — Executive Vice President, Chief Sales and Marketing Officer of Micro Focus International plc and Executive Vice President, Chief Sales and Marketing Officer, HPE Software.

•      Global Experience — Executive Vice President, Chief Sales and Marketing Officer of Micro Focus International plc.

•      Leadership Experience — Executive Vice President, Chief Sales and Marketing Officer of Micro Focus International plc and Executive Vice President, Chief Sales and Marketing Officer, HPE Software.

•      Public Company Board Experience — member of the board of directors of Box, Inc.

Frank E. Dangeard Managing Partner, Harcourt Age: 61 Director Since: 2007 Committee Memberships: • Audit • Compensation • Nominating & Governance Other Current Public Boards: • RBS Group

Mr. Dangeard has served as a member of our Board since 2007. He has been the Managing Partner of Harcourt, an advisory firm, since 2008. Mr. Dangeard was Chairman and Chief Executive Officer of Thomson, a provider of digital video technologies, solutions and services, from 2004 to 2008. From 2002 to 2004, he was Deputy Chief Executive Officer of France Telecom, a global telecommunications operator. From 1997 to 2002, Mr. Dangeard was Senior Executive Vice President of Thomson and served as its Vice Chairman in 2000. Prior to joining Thomson, he was Managing Director of SG Warburg & Co. Ltd. from 1989 to 1997 in London, Paris and Madrid and Chairman of SG Warburg France from 1995 to 1997. Prior to that, Mr. Dangeard was a lawyer with Sullivan & Cromwell, in New York and London. He serves on the board of directors of Arqiva PLC (“Arqiva”), The Royal Bank of Scotland Group plc (“RBS Group”) and as chairman of the board of directors of Nat West Markets plc, the investment bank of the RBS Group (“NatWest Markets”), and on a number of advisory boards. Mr. Dangeard has previously served as a director of a variety of companies, including Crédit Agricole CIB, Eutelsat, Home Credit, SonaeCom, Thomson, Electricité de France and Telenor. He graduated from the École des Hautes Études Commerciales, the Paris Institut d’Études Politiques and holds an LLM degree from Harvard Law School.

Director Qualifications:

•       Industry and Technology Experience — former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor; and former member of the boards of directors of Eutelsat, SonaeCom and RPX Corporation.

•       Global Experience — member of the board of directors of RBS Group (UK) and Arqiva (UK) and chairman of NatWest Markets (UK); former Chairman and Chief Executive Officer of Thomson (France); former Deputy Chief Executive Officer of France Telecom (France); former Deputy Chairman of Telenor (Norway); and former member of the boards of directors of Crédit Agricole CIB (France), Eutelsat (France), Home Credit (Czech Republic), Electricité de France (France) and SonaeCom (Portugal).

•       Leadership Experience — managing partner of Harcourt; former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor and former Chairman of SG Warburg France and Managing Director of SG Warburg & Co. Ltd; and chairman of the board of directors of NatWest Markets.

•       Public Company Board Experience — member of the board of directors of RBS Group; former Deputy Chairman of Telenor; and former member of the boards of directors of Eutelsat, Electricité de France, Thomson, and SonaeCom.

•       Business Combinations and Partnerships Experience — former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Deputy Chairman of Telenor; former Chairman of SG Warburg France; and former lawyer at Sullivan & Cromwell LLP.

•       Financial Experience — former Chairman and Chief Executive Officer of Thomson; former Deputy Chief Executive Officer of France Telecom; former Chairman of the Audit Committee of Electricité de France and former Deputy Chairman of Telenor; member of the board of RBS Group; and Chairman of NatWest Markets.

Peter A. Feld

Managing Member and Head of Research, Starboard Value LP

Age: 40

Director Since: 2018

Committee Memberships:

•        Compensation (Chair)

•        Nominating & Governance

Other Current Public Boards:

•        Magellan Health, Inc.

Mr. Feld has served as a member of our Board since September 2018. Mr. Feld has served as a Managing Member and Head of Research of Starboard Value LP since 2011. Mr. Feld has served on the board of directors of Magellan Health, Inc. since April 2019.  Mr. Feld previously served on the boards of directors of several companies, including Marvell Technology Group Ltd. from May 2016 to June 2018, The Brink’s Company from January 2016 to November 2017, Insperity, Inc. from March 2015 to June 2017, Darden Restaurants, Inc. from October 2014 to September 2015, Xperi Corporation from 2013 to April 2014, Integrated Device Technology, Inc. from 2012 to February 2014 and Unwired Planet, Inc. (n/k/a Great Elm Capital Group, Inc.) from 2011 to March 2014 and as Chairman from 2011 to 2013. Mr. Feld received a Bachelor of Arts degree in economics from Tufts University.

Director Qualifications:

•        Industry and Technology Experience — current or former member of the boards of directors of many public and private technology companies.

•        Global Expertise — Managing Member and the Head of Research of Starboard Value LP; former member of the boards of directors of Marvell Technology Group, Insperity, Inc., and Darden Restaurants, Inc.

•        Leadership Experience — Managing Member and the Head of Research of Starboard Value LP.

•        Public Company Board Experience — member of the board of directors of Magellan Health Inc.; and former member of the boards of directors of Marvell Technology Group, Insperity, Inc., and Darden Restaurants, Inc.

•        Business Combinations and Partnerships Experience — Managing Member and the Head of Research of Starboard Value LP.

•        Financial Experience — over 10 years of capital markets and corporate governance experience.

Dale L. Fuller Operating Partner, The Riverside Company Age: 60 Director Since: 2018 Committee Memberships: • Audit • Nominating & Governance Other Current Public Boards: • comScore, Inc.

Mr. Fuller has served as a member of our Board since September 2018. Mr. Fuller has served as an Operating Partner at the Riverside Company, a private equity firm, since 2013 and on the board of directors of comScore, Inc., a media measurement and analytics company, since March 2018, and as Chairman of the board of directors of MobiSocial, Inc., a technology startup, since 2013. Mr. Fuller previously served on the boards of directors of several technology companies, including Quantum Corporation from September 2014 to March 2017 and AVG Technologies N.V. from 2008 to October 2016, and as Chairman from 2009 to October 2016. Mr. Fuller holds an honorary doctorate degree from St. Petersburg State University and a Bachelor of Science degree from Pacific College.

Director Qualifications:

•      Industry and Technology Experience — current or former member of the boards of directors of many public and private technology companies.

•      Global Experience — former member of the boards of directors of Quantum Corporation, AVG Technologies, N.V., Zoran Corporation and Phoenix Technologies, Ltd.

•      Leadership Experience — Operating Partner at the Riverside Company; prior President and Chief Executive Officer of MokaFive; and current or former member of the boards of directors of numerous major technology companies.

•      Public Company Board Experience — member of the board of directors of comScore; and former board member of Quantum Corporation and AVG Technologies.

•      Business Combinations and Partnerships Experience — former member of the boards of directors of Quantum Corporation, AVG Technologies, N.V., Zoran Corporation and Phoenix Technologies, Ltd.

•      Financial Experience — over 10 years of capital markets and corporate governance experience.

Kenneth Y. Hao

Managing Partner and Managing Director, Silver Lake Partners

Age: 50

Director Since: 2016

Committee Memberships:

•        None

Other Current Public Boards:

•        Smart Global Holdings, Inc.

•        SolarWinds Corporation

Mr. Hao has served as a member of our Board since 2016. Mr. Hao joined Silver Lake Partners in 2000 and currently serves Silver Lake as a Managing Partner and Managing Director. Mr. Hao also serves on the boards of directors of SMART Global Holdings, Inc. and SolarWinds Corporation, as well as on the boards of directors of a number of private companies in Silver Lake’s portfolio. Prior to joining Silver Lake, he was an investment banker with Hambrecht & Quist, where he served as a Managing Director in the Technology Investment Banking group. He also serves on the Executive Council for UCSF Health. Mr. Hao graduated from Harvard University with a Bachelor’s degree in economics.

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

•      Public Company Board Experience — member of the boards of directors of SMART Global Holdings, Inc.; and SolarWinds Corporation former board member of Broadcom Limited and Netscout Systems, Inc.

•      Business Combinations and Partnerships Experience — Managing Partner and Managing Director of Silver Lake Partners and former investment banker with Hambrecht & Quist.

•      Financial Experience — over 25 years of investment experience in complex transactions.

Richard S. Hill

Interim President and Chief Executive Officer

Age: 67

Director Since: 2019

Committee Memberships:

•        None

Other Current Public Boards:

•        Arrow Electronics, Inc.

•        Cabot Microelectronics Corporation

•        Marvell Technology Group, Ltd.

•        Xperi Corporation

Mr. Hill has served on our Board since January 2019 and as our Interim President and CEO since May 2019.  Mr. Hill has also served as Chairman of the board of directors of Marvell Technology Group Ltd., a semiconductor company, since May 2016 and as a member of the boards of directors of Arrow Electronics, Inc., an electronic components and enterprise computing solutions company, since 2006, Cabot Microelectronics Corporation, a chemical mechanical planarization supplier, since June 2012, and Xperi Corporation, an electronic devices development company, since August 2012 and as its Chairman since March 2013. Mr. Hill previously served as the Chairman and Chief Executive Officer and member of the board of directors of Novellus Systems Inc. until its acquisition by Lam Research Corporation in June 2012. Before joining Novellus in 1993, Mr. Hill spent 12 years with Tektronix Corporation, a leading designer and manufacturer of test and measurement devices. Previously, Mr. Hill served on the boards of directors of several technology companies, including Autodesk, Inc. from March 2016 to June 2018, Yahoo! Inc. from April 2016 to June 2017, Planar Systems, Inc. from June 2013 to December 2015 and LSI Corporation from 2007 to May 2014. Mr. Hill received a Bachelor of Science degree in bioengineering from the University of Illinois in Chicago and a Master of Business Administration degree from Syracuse University.

Director Qualifications:

•      Industry and Technology Experience — member of the boards of directors of Marvell Technology Group, Arrow Electronics, Cabot Microelectronics and Xperi Corporation.

•      Global Expertise -  former Chairman and Chief Executive Officer of Novellus Systems, Inc. and former interim Chief Executive Officer of Xperi Corporation; chairman of the board of Marvell Technology Group and Xperi Corporation.

•      Leadership Experience —former Chairman and Chief Executive Officer of Novellus Systems, Inc. and former interim Chief Executive Officer of Xperi Corporation; chairman of the board of Marvell Technology Group and Xperi Corporation.

•      Public Company Board Experience — member of the board of directors of Marvell Technology Group, Arrow Electronics, Cabot Microelectronics and Xperi Corporation.

•      Business Combinations and Partnerships Experience — member of the board of directors of Marvell Technology Group, Arrow Electronics, Cabot Microelectronics and Xperi Corporation.

David W. Humphrey Managing Director, Bain Capital Age: 42 Director Since: 2016 Committee Memberships: • None Other Current Public Boards: • Genpact Limited

Mr. Humphrey has served as a member of our Board since August 2016 when he joined in connection with Bain Capital’s investment in Symantec, prior to which he served on Blue Coat’s board of directors since May 2015. He is a Managing Director of Bain Capital, a private equity firm, where he co-leads the firm’s investing efforts in technology, media and telecom investments and where he has worked since 2001. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. He serves on the board of directors of Genpact Limited and on the board of directors of a number of private companies in Bain Capital’s portfolio. Mr. Humphrey previously served on the boards of directors of Bright Horizons Family Solutions, Inc. Burlington Coat Factory Warehouse Corporation, Skillsoft PLC and Bloomin’ Brands, Inc. He received a Master of Business Administration degree from Harvard Business School and a Bachelor’s degree from Harvard University.

Director Qualifications:

•      Industry and Technology Experience — former member of the board of directors of Blue Coat; Managing Director of Bain Capital; and member of the boards of directors of BMC Software, Inc., Viewpoint Construction Software, Waystar and Genpact Limited.

•      Global Experience — extensive experience investing in large global businesses.

•      Leadership Experience — Managing Director of Bain Capital and leader of its technology, media and telecom vertical; and member of the boards of directors of BMC Software, Inc., Viewpoint Construction Software, Waystar and Genpact Limited.

•      Public Company Board Experience — member of the board of directors of BMC Software and Genpact Limited and former member of the boards of directors of Bright Horizons Family Solutions, Inc., Burlington Coat Factory Warehouse Corporation, Skillsoft PLC and Bloomin’ Brands, Inc.

•      Business Combinations and Partnerships Experience — Managing Director of Bain Capital and former investment banker with Lehman Brothers.

•      Financial Experience — Managing Director of Bain Capital and former investment banker with Lehman Brothers.

David L. Mahoney

Director

Age: 65

Director Since: 2003

Committee Memberships:

•        Compensation

•        Nominating & Governance (Chair)

Other Current Public Boards:

•        Adamas Pharmaceuticals, Inc.

•        Corcept Therapeutics, Inc.

Mr. Mahoney has served as a member of our Board since 2003. He previously served as co-Chief Executive Officer of McKesson HBOC, Inc., a healthcare services company, and as Chief Executive Officer of iMcKesson LLC, also a healthcare services company, from 1999 to 2001. Mr. Mahoney is a member of the boards of directors of Adamas Pharmaceuticals, Inc., Corcept Therapeutics Incorporated, and Mercy Corps, a non-profit organization, the board of trustees of Mount Holyoke College, as well as a trustee of the Schwab/Laudus fund family and the San Francisco Museum of Modern Art. He has previously served as a director of a variety of companies, including Tercica Inc. Mr. Mahoney has a Bachelor’s degree from Princeton University and a Master of Business Administration degree from Harvard Business School.

Director Qualifications:

•      Industry and Technology Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation; and former Principal at McKinsey & Co.

•       Global Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation; and former Principal at McKinsey & Co.

•       Leadership Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation; and former Principal at McKinsey & Co.

•       Public Company Board Experience — member of the board of directors of Corcept Therapeutics Incorporated; Lead Independent Director at Adamas Pharmaceuticals, Inc.; and former member of the board of directors of Tercica, Inc.

•       Business Combinations and Partnerships Experience — former co-Chief Executive Officer of McKesson HBOC, Inc.; former Chief Executive Officer of iMcKesson LLC; various executive roles at McKesson Corporation; and former Principal at McKinsey & Co.

•       Financial Experience — former roles at McKesson HBOC; serves on the Audit Committee of Corcept Therapeutics Incorporated (former Chair of the Audit Committee) and the Investment Committee of the Schwab/Laudus fund family; served on the Audit Committees of Tercica Inc. and Adamas Pharmaceuticals, Inc.; and Chair of the Finance Committee of Mercy Corps and San Francisco Museum of Modern Art.

Anita M. Sands Director Age: 43 Director Since: 2013 Committee Memberships: • Audit Other Current Public Boards: • Pure Storage, Inc. • ServiceNow, Inc.

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

•      Public Company Board Experience — member of the boards of directors of ServiceNow, Inc. and Pure Storage, Inc.

•      Financial Experience — former Managing Director and Chief Operating Officer at UBS Financial Services and various executive positions of global financial services firms.

Daniel H. Schulman

President and Chief Executive Officer, PayPal Holdings, Inc.

Age: 61

Director Since: 2000

Committee Memberships:

•        Nominating & Governance

Other Current Public Boards:

•        PayPal Holdings, Inc.

•        Verizon Communications Inc.

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

•      Global Experience — President and Chief Executive Officer of PayPal and former Group President of American Express.

•      Leadership Experience — President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express; former President, Prepaid Group of Sprint Nextel Corporation; former Chief Executive Officer of Virgin Mobile USA; and former Chief Executive Officer and Chief Operating Officer of priceline.com.

•      Public Company Board Experience — member of the boards of directors of PayPal Holdings, Inc. and Verizon Communications Inc.; and former member of the boards of directors of Virgin Mobile USA and Flextronics International Ltd.

•      Business Combinations and Partnerships Experience — President and Chief Executive Officer of PayPal and former Chief Executive Officer of Virgin Mobile USA.

•      Financial Experience — President and Chief Executive Officer of PayPal; former Group President, Enterprise Group of American Express; former President, Prepaid Group of Sprint Nextel Corporation; former Chief Executive Officer of Virgin Mobile USA; and former Chief Executive Officer and Chief Operating Officer of priceline.com.

V. Paul Unruh Director Age: 70 Director Since: 2005 Committee Memberships: • Audit (chair) Other Current Public Boards: • None

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

•      Business Combinations and Partnerships Experience — former member of the Board of Directors of Veritas Corporation, Move, Inc., and URS Corporation.

•      Financial Experience — certified public accountant; former Chief Financial Officer, Treasurer and Controller of Bechtel Group, Inc.; former President of Bechtel Enterprises; served on the Audit Committees of Heidrick & Struggles International, Inc. and Move, Inc.

Suzanne M. Vautrinot President, Kilovolt Consulting Inc. Age: 59 Director Since: 2013 Committee Memberships: • Audit Other Current Public Boards: • Ecolab, Inc. • Wells Fargo & Company

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

•      Leadership Experience — Major General and Commander (retired) and various leadership positions of United States Air Force.

•      Public Company Board Experience — member of the boards of directors of Ecolab, Inc. and Wells Fargo & Company.

•      Financial Experience — serves on the Audit Committees of Ecolab, Inc. and Wells Fargo & Company.

Our Executive Officers

The names of our current executive officers, their ages as of June 14, 2019 and their positions are shown below.

Name	Age	Position
Richard S. “Rick” Hill	67	Interim President and CEO
Vincent Pilette	47	Executive Vice President and Chief Financial Officer
Matthew Brown	39	Vice President Finance and Chief Accounting Officer
Amy L. Cappellanti-Wolf	54	Senior Vice President and Chief Human Resources Officer
Art Gilliland	48	Executive Vice President and GM, Enterprise Products
Samir Kapuria	46	Executive Vice President and GM, CBU and Cyber Security Services
Scott C. Taylor	55	Executive Vice President, General Counsel and Secretary

The Board chooses executive officers, who then serve at the Board’s discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Symantec.

For information regarding Mr. Hill, please refer to “Our Board of Directors” above.

Mr.  Pilette has served as our Chief Financial Officersince May 2019. Prior to joining us, he served as Chief Financial Officer of Logitech International S.A. from September 2013 to May 2019 and from January 2011 through August 2013, he was Chief Financial Officer of Electronics for Imaging, Inc. Prior to that, he served in a variety of capacities at Hewlett-Packard Company from 1997 to December 2010, including Vice President of Finance for the Enterprise Server, Storage and Networking and vice president of finance for the HP Software Group. Vincent has a Master’s degree in engineering and business from Université Catholique de Louvain in Belgium and a Master of Business Administration’s degree in business administration from Kellogg School of Management at Northwestern University.

Mr. Brown has served as our Vice President of Finance and Chief Accounting Officer since January 2019. Prior to that, he served as our Vice President, Finance from August 2016 to January 2019 and as Vice President, Corporate Controller of Blue Coat, Inc. from October 2015 until we acquired that company in August 2016. Previously, he served in various positions at NETGEAR, Inc., a computer networking hardware company, from 2010 to October 2015, most recently as Senior Director, Assistant Controller. Mr. Brown holds a Bachelor of Science degree in business administration from the Walter A. Haas School of Business at U.C. Berkeley.

Ms. Cappellanti-Wolf has served as our Senior Vice President and Chief Human Resources Officer since July 2014. Prior to joining us, she served as Chief Human Resources Officer at Silver Spring Networks, Inc., a smart grid products provider, from June 2009 to July 2014. From September 2001 to June 2009, Ms. Cappellanti-Wolf served as Vice President, Human Resources of Cisco Systems, Inc. From 2000 to 2001, she served as a Human Resources Director at Sun Microsystems, Inc. Ms. Cappellanti-Wolf served as Human Resources Director for The Walt Disney Company from 1995 to 2000 and held various roles in human resources with Frito-Lay, Inc., a division of PepsiCo, Inc., from 1988 to 1995. She has a Bachelor’s degree in journalism from West Virginia University and a Master’s degree in industrial and labor relations from West Virginia University.

Mr. Gilliland has served as Executive Vice President and General Manager of our Enterprise Security Unit since November 2018.  Prior to joining us, Mr. Gilliland served as President and Chief Executive Officer of Skyport Systems, a SaaS managed secure infrastructure provider, from July 2015 until it was acquired by Cisco Systems in February 2018.  From 2012 to June 2015, Mr. Gilliland served in various positions with Hewlett-Packard, most recently as Senior Vice President and General Manager, Enterprise Security Products.  Previously he served as Vice President of Products and Marketing at IMlogic, which was acquired by Symantec in 2006. Mr. Gilliland holds a Bachelor’s degree in economics from Carleton College and a Master of Business Administration degree from Harvard Business School.

Mr. Kapuria has served as our Executive Vice President, Consumer Business Unit and Cyber Security Services since May 2018. Prior to that, he served as our Senior Vice President and General Manager, Cyber Security Services from November 2014 to May 2018, as our Vice President, Products and Services from July 2012 to November 2014, and as our Vice President, Business Strategy and Security Intelligence from April 2011 to July 2012. From October 2004 to April 2011, Mr. Kapuria held numerous other director-level management positions with Symantec. Mr. Kapuria holds a Bachelor’s degree in finance from the University of Massachusetts.

Mr. Taylor has served as or Executive Vice President, General Counsel and Secretary since August 2008. From February 2007 to August 2008, he served as our Vice President, Legal. Prior to joining Symantec, Mr. Taylor held various legal and administrative positions at Phoenix Technologies Ltd., a provider of core systems software, from January 2002 to February 2007, including most recently as Chief Administrative Officer, Senior Vice President and General Counsel. From May 2000 to September 2001, he was Vice President and General Counsel at Narus, Inc., a venture-backed private company that designs IP network management software. Mr. Taylor is a director of Piper Jaffray Companies, a national advisory board member of the Stanford University Center for Comparative Studies on Race and Ethnicity and serves on the board of trustees of Menlo School. He holds a Juris Doctorate from George Washington University and a Bachelor’s degree from Stanford University.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires Symantec’s directors, executive officers and any persons who own more than 10% of Symantec’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish Symantec with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms furnished to Symantec and written representations from the directors and executive officers, Symantec believes that all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), except for Mr. Schulman who did not timely report on a Form 4, the distribution of shares held by DHS 2017 Annuity Trust Agreement II (for which Mr. Schulman exercises voting and dispositive power) to his individual account on April 19, 2018. This transaction reported on a Form 5 that was filed on May 10, 2019.

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
Dale L. Fuller
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

Item 11.  Executive Compensation

Executive Compensation and Related Information

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This compensation discussion and analysis (“CD&A”) summarizes our executive compensation philosophy, our fiscal 2019 (“FY19”) executive compensation program and the FY19 compensation decisions made by the Compensation Leadership and Development Committee (the “Compensation Committee”) with respect to the following named executive officers (“NEOs”):

•  Gregory S. Clark, Former President and Chief Executive Officer (“CEO”);

•  Nicholas R. Noviello, Former Executive Vice President and Chief Financial Officer (“CFO”);

• Amy L. Cappellanti-Wolf, Senior Vice President and Chief Human Resources Officer;

•  Samir Kapuria, Executive Vice President and General Manager, CBU and Cyber Security Services; and

• Scott C. Taylor, Executive Vice President, General Counsel and Secretary.

FY19 Financial Results, Compensation and New Leadership

FY19 Financial Results	(In millions, except for per share amounts)	Fiscal 2019 (“FY19”)	Fiscal 2018 (“FY18”)
	Net revenues	$4,731	$4,834
	Operating income	380	49
	Net income	31	1,138
	Net income per share – diluted	0.05	1.70
	Net cash provided by operating activities	1,495	950

FY19 Challenges

While we saw improvements in some areas of our business, our overall performance and stock price was negatively impacted by several significant factors:

•                   Revenue and business momentum in our Enterprise Security segment declined in FY19.

•                   The Company was subject to an internal investigation, which was commenced and completed by the Audit Committee of the Board (the “Audit Committee”) in connection with concerns raised by a former employee.

•                   We announced a restructuring plan pursuant to which we targeted reductions of our global workforce of up to approximately 8%.

•                   Our executive leadership team was in transition with announced executive officer departures in November 2018 and January 2019.

Commitment to Pay-For-Performance

•                   Our former CEO did not receive a FY19 equity award.

•                   None of our NEOs received an annual base salary increase for FY19, except for those executives who were promoted.

•                   Our former CEO did not receive a payment under his annual cash incentive award.

Executive Compensation	Component	Metric(1)	Achievement (as a percent of target)	Funding
	FY19 Executive Annual Incentive Plan (“EAIP”)	FY19 Non-GAAP operating income	87.5%	0%
		FY19 Non-GAAP revenue	97.2%	71.2%
	FY19 EAIP Total			35.6%
	FY19 Performance-based Restricted Stock Units	FY19 earnings per share (“EPS”)	88.3%	50.6%
		FY19 free cash flow	90.7%	91.2%
	FY18 Performance-based Restricted Stock Units	2-year total shareholder return (“TSR”) relative to Nasdaq 100	-21.32%	0%
	Fiscal 2017 (“FY17”) Performance-based Restricted Stock Units	FY18 Non-GAAP Operating Income	109.29%	268.2% (of which 250% vested and settled at the end of FY18, and the remaining 18.2% vested for eligible participants at the end of FY19).
	(1) Please see discussion below for more detail regarding how these metrics are calculated.

New Leadership

•                   The composition of our Board changed materially with the appointment of four new independent directors, two of whom replaced long-tenured directors.

•                   In November 2018, Michael Fey resigned as President and COO.

•                   In May 2019, Richard S. “Rick” Hill became our Interim President and CEO, replacing Gregory S. Clark.

•                   In May 2019, Vincent Pilette became our CFO, replacing Nicholas R. Noviello.

Despite the challenges we faced in FY19, we remain confident in our Integrated Cyber Defense and Consumer Cyber Safety strategies and our competitive product portfolio.  In our Enterprise segment, we are focused on improving operational discipline, increasing sales productivity, expanding operating margins and managing the shift to our ratable cloud delivered solutions. In our Consumer segment, we will continue to execute on multiple initiatives to drive revenue growth. With industry-leading solutions across both our enterprise and consumer businesses, we believe that we are well positioned to participate in a growing opportunity in the cyber defense market. We have an opportunity to enhance stockholder value by building on the leadership and momentum of both our Enterprise and Consumer Cyber Safety segments.

Our Compensation Philosophy and Practices

Drive Business Success Our executive compensation program is designed to drive our success as a market leader in cybersecurity.

Pay for Performance

We believe that executive compensation should be tied to our short and long-term performance. It is important to reward outstanding individual performance, team success, and Company-wide results.

Attract and Retain We focus on corporate and individual performance objectives and aim to attract and retain highly-qualified executive officers while maximizing long-term stockholder value.

Balancing and Aligning Interests with Stockholders

We are sensitive to our need to balance and align the interests of our executive officers with those of our stockholders, especially when compensation decisions might increase our cost structure or stockholder dilution.

Compensation Policies and Practices

What We Do:	What We Do Not Do:

The majority of pay for our CEO and other NEOs is at risk.	We do not pay performance-based cash or equity awards for unsatisfied performance goals.

We provide that short-term incentive compensation is linked directly to our financial results and also takes into account individual performance.	Our compensation plans do not have minimum guaranteed payout levels.

We reward performance that meets our predetermined goals.	We do not provide for automatic salary increases or equity awards grants in offer letters or employment agreements.

We cap payouts under our plans to discourage excessive or inappropriate risk taking by our NEOs.	We generally do not permit short-sales, hedging or pledging of our stock.

We have a relevant peer group and reevaluate the peer group annually.	We do not provide “golden parachute” excise tax gross-ups.

We have robust stock ownership guidelines for our executive officers and directors.	We do not provide excessive severance.

We have adopted a comprehensive “clawback” policy, applicable to all performance-based compensation granted to our executive officers.	We do not provide executive pension plans or SERPs.

We only provide for double-trigger change in control benefits.	We do not provide excessive perquisites.

We limit any potential cash severance payments to not more than 1x our executive officers’ total target cash compensation and 2x our CEO’s total base salary.	We do not permit the repricing or cash-out of stock options or stock appreciation rights without stockholder approval.

Our Compensation Committee retains an independent compensation consultant.	We do not permit the payment of dividend or dividend equivalents on unvested equity awards.

We hold an annual advisory vote on executive compensation.	We do not provide single-trigger change of control benefits to executive officers.

We seek feedback on executive compensation through stockholder engagement.

We generally require one-year minimum vesting on stock options and stock appreciation rights.

Strong stockholder support on say-on-pay and Stockholder Engagement

At our 2018 annual meeting of stockholders, we requested that our stockholders cast a non-binding advisory vote on the compensation of our NEOs, also known as “say-on-pay” vote. This proposal passed with approximately 90% of the votes cast in favor. In evaluating our compensation practices in FY19, the Compensation Committee was mindful of the support our stockholders expressed for our philosophy of linking compensation to financial objectives and the enhancement of stockholder value. In addition, management met with or spoke to institutional stockholders representing approximately 55% of outstanding shares and listened to any feedback regarding executive compensation program. As a result, the Compensation Committee retained its general approach to executive compensation and continued to apply the same general philosophy and objectives as in the prior fiscal year in determining executive compensation.

FY19 EXECUTIVE COMPENSATION

The total mix of our NEO compensation, including the portion at risk, is reflected in the graphs below. The major components of target compensation for our NEOs during FY19 were: (i) base salary, (ii) target annual incentive awards and (iii) grant date fair value of long-term equity incentive awards, with the exception of our CEO who did not receive any equity awards for FY19.

Analysis of Compensation Components

The elements of the FY19 compensation for our NEOs was as follows:

Compensation Component	Form of Award	Percent at Risk	Performance vs Time-Based

Base Salary	Cash	0%	NA

Executive Annual Incentive Plan	Cash(1)	100%	Performance-Based

Equity Incentive Awards — Restricted Stock Units (“RSUs”)	RSUs(2)	100%	Time-Based

Equity Incentive Awards — Performance-based Restricted Stock Units (“PRUs”)	PRUs(2)	100%	Performance-Based

(1) For FY19, except for Mr. Noviello, this award was payable in RSUs, which were granted on May 20, 2019 and vested June 1, 2019.  Beginning in fiscal 2020 (“FY20”), the award will be payable in cash.

(2) For FY19, our former CEO did not receive any equity awards.

I. Base Salary

2019 Base Salary
Philosophy	Considerations
• Provide fixed compensation to attract and retain key executives.

•                  Salary reviewed and set annually.

•                  The factors used to determine the amount of salaries include skill set, experience performance contribution levels, the executive officer’s role, positioning relative to peer group and market and our overall salary budget.

•                  Recommendations of the CEO for other executive officers based upon his annual review of performance.

The following table presents each NEO’s base salary for FY19.

NEO	FY18 Annual Salary ($)	Change in Salary (%)	FY19 Annual Salary

Gregory S. Clark	1,000,000	—	1,000,000
Nicholas R. Noviello	650,000	—	650,000
Amy L. Cappellanti-Wolf	440,000	—	440,000
Samir Kapuria(1)	390,000(1)	60,000(1)	450,000
Scott C. Taylor	600,000	—	600,000

(1) Mr. Kapuria was named an executive officer during FY19 and received a salary increase in connection with his promotion.  His salary increased from $390,000 to $440,000 effective May 8, 2018.

As presented in the table above, our named executive officers did not receive an increase in annual base salary other than in connection with a promotion for Mr. Kapuria.  Our former CEO determined that none of our other NEOs would receive a base salary increase for FY19.  In addition, our Board also determined that Mr. Clark would not receive a salary increase in FY19.

II. Executive Annual Incentive Plan

FY19 Annual Cash Incentive Awards

FY19 Annual Cash Incentive Awards
Philosophy	Target Amount Considerations	Award Design Considerations	Performance Conditions

•              Establish appropriate short-term performance measures that the Compensation Committee believes will drive our future growth and profitability.

•              Reward achievement of short-term performance measures.

•              Payout tied to Company performance consistent with FY19 financial plan.

•              Offer market competitive incentive opportunities.

• Factors used to determine target amounts included: (i) relevant market data; (ii) internal pay equity; and (iii) desired market position role of each NEO.

•             Non-GAAP Operating Income and Non-GAAP Revenue were the financial metrics selected because we believe: (i) they strongly correlate with stockholder value creation, are transparent to investors and are calculated on the same basis as described in our quarterly earnings releases and supplemental materials, and balance growth and profitability, and (ii) our executive team can have a direct impact on these metrics through skillful management and oversight.

•                   Non-GAAP Operating Income Metric (50% weighing). Non-GAAP Operating Income is defined as GAAP operating income, adjusted, as applicable, to exclude, among other things, stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses and contract liabilities fair value adjustment, calculated under 2019 plan exchange rates

•             Metrics established based on a range of inputs, including external market economic conditions, growth outlooks for our product portfolio, the competitive environment, our internal budgets and market expectations.

• Non-GAAP Revenue Metric (50% weighing). Non-GAAP Revenue is defined as GAAP revenue adjusted to exclude contract liabilities fair value adjustment calculated under 2019 plan exchange rates.
		• Performance payout curves set to drive increased revenue and operating income and in	• Individual performance assessment modifier (0-140%) except for CEO.

accordance with our FY19 financial plan.

•             Goals established in first 90 days when performance is indeterminable.

•             Payable in fully vested RSUs for FY19.

•             CEO performance should be completely tied to Company financial performance.

• Employment through payout date. • See below for more information.

Executive Annual Incentive Plan Target Opportunities:  The following table presents each NEO’s target incentive opportunity for FY19 under the FY19 Executive Annual Incentive Plan (the “FY19 EAIP”):

NEO	FY19 Individual Annual Incentive Target (%)	FY19 Target ($)
Gregory S. Clark	150	1,500,000
Nicholas R. Noviello	100	650,000
Amy L. Cappellanti-Wolf	70	308,000
Samir Kapuria(1)	100	450,000
Scott C. Taylor	100	600,000

(1) In connection with Mr. Kapuria’s promotion, his FY19 Individual Annual Incentive Target under the FY19 EAIP increased from 60% to 100% effective May 8, 2018.  Mr. Kapuria’s prorated target annual incentive value for FY19 is $427,451.

FY19 EAIP Payout Formula: The determination of each NEO’s payout amount under the FY19 EAIP is based on the following formula. The Compensation Committee has discretion to adjust individual awards downward as appropriate by up to 25% of the amount of the incentive award that would otherwise be earned.

The payout curves for each of our metrics for FY19 are set forth in the table below. The non-GAAP operating income and non-GAAP revenue metrics are funded independently of each other and are weighted equally. Except for our CEO, the actual individual payouts could be further modified based on an individual performance factor generally in the range of 0% to 140% based on performance achievement against pre-established individual goals for FY19.

	Non-GAAP Operating Income Metric		Non-GAAP Revenue Metric
	Non-GAAP Operating Income ($ millions)	Funding (%)	Non-GAAP Revenue ($ millions)	Funding (%)	Individual Performance Modifier (%)	Total Payout as a Percentage of Target (%)
Threshold	$1,428	40	$4,760	40	35	14
Target	$1,630	100	$4,943	100	100	100
Maximum	$1,793	200	$5,141	200	140	280

Individual Performance Assessment

Individual performance is evaluated, and taken into account in determining the FY19 EAIP payout for NEOs other than the CEO based on both quantitative and qualitative results in the following key areas:

Individual Performance Assessment Components
• Financial and operational goals for the executive’s area of responsibility and the entire Company.	• Development and management of the executive’s team of employees.
• Leadership qualities as well as functional competencies and knowledge for the executive’s area of responsibility.

Provided the threshold performance levels for both Company performance metrics are achieved, the CEO evaluates the level of each NEO’s individual performance against the pre-determined goals at fiscal year-end and makes a recommendation to the Compensation Committee. The Compensation Committee makes the final determination with respect to each NEO’s actual payout, which it did for our NEOs in FY19.

FY19 EAIP Payout Results:

Weighted Average Company Performance Funding
Company Performance Metric	Target ($) (millions)	Threshold ($) (millions)	Actual ($) (millions)	Threshold Funding (%)	Funding (%)
Non-GAAP Operating Income	1,630	1,428	1,427(1)	40	0.0
Non-GAAP Revenue	4,943	4,760	4,804(2)	40	71.2
FY19 Funding					35.6

(1) Calculated in FY19 plan exchange rates and excludes stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, contract liabilities fair value adjustment, acquisition-related costs and certain litigation settlement gains.

(2) Calculated in FY19 plan exchange rates and excludes contract liabilities fair value adjustment.

FY19 EAIP NEO Payout Amounts
NEO	Base Salary	Annual Incentive Target (%)	Company Performance Funding (%)	Individual Performance Factor (%)	Individual Payout Amount ($)(4)
Gregory S. Clark(1)	1,000,000	150	NA	NA	0
Nicholas R. Noviello(2)	650,000	100	NA	NA	487,500
Amy L. Cappellanti-Wolf(3)	440,000	70	35.6	100	109,648
Samir Kapuria(3)	450,000	100	35.6	100	152,172
Scott C. Taylor(3)	600,000	100	35.6	100	213,600

(1) Mr. Clark did not receive a FY19 EAIP payout.

(2) Pursuant to the terms of Mr. Noviello’s Transition Services Agreement dated January 31, 2019 (the “Transition Services Agreement”), Mr. Noviello received 75% of his target FY19 EAIP amount under the Company’s Executive Severance Plan because it was greater than the amount that he would have earned under the FY19 EAIP irrespective of individual performance.

(3) Ms. Cappellanti-Wolf, and Messrs. Kapuria and Taylor each earned an individual performance factor of 100%. In determining the appropriate individual performance factor for each of these executives, the Compensation Committee, with recommendation of the CEO, considered leadership, contributions to Symantec’s achievement of its goals, and strategic planning among other factors.

(4) The Compensation Committee did not exercise its discretion to reduce any payouts.

III. Equity Incentive Awards

In FY19, we granted our NEOs (other than Mr. Clark who did not receive equity awards in FY19) a mix of RSUs and PRUs (“FY19 RSUs” and “FY19 PRUs”, respectively). In FY19, Messrs. Taylor and Noviello, as FY18 NEOs, were granted a mix of PRUs and RSUs at 70% and 30%, respectively.  All other executives, other than Mr. Clark, received a mix of PRUs and RSUs at 50% and 50%, respectively.

Equity Incentive Awards
Philosophy	Grant Mix	Award Amount Considerations	Award Design Considerations	Vesting Conditions

• Establish appropriate performance measures that the Compensation Committee believes will drive our future growth and profitability.	• Equity awards are a mix of RSUs and PRUs.	• NEOs’ responsibilities and anticipated future contributions.	• Long-term payouts should depend on NEOs’ ability to drive financial performance, including share price appreciation.	• RSUs are time-based and vest over three years: (30%/ 30% / 40%), except for 2019, where they vest 40%/ 30%/ 30% with the exception of FY18 NEOs whose RSUs grant vest 30%/30%/40%.

• Provide meaningful and appropriate incentives for achieving annual financial goals that the Compensation Committee believes are important for our short- and long-term success.	• For our FY18 NEOs (Taylor and Noviello), the mix was 70% PRUs and 30% RSUs.	• NEOs’ past grant amounts and amount of unvested equity held by each NEO.	• Metrics should align with long-term goal of generating cash and operational execution and allow us to evaluate our short- term strategy while taking into account the performance of our peers.

•         PRU Metrics:

Achievement of FY19 non-GAAP free cash flow (“FCF”); non- GAAP FCF is cash from operating activities less capital expenditures, as reported in the Company’s audited financial statements.

• Equity awards should attract and retain talent in a highly competitive market for talent.	• For our other NEOs, the mix was 50% PRUs and 50% RSUs.	• Competitive market assessment, including practices of peers and similarly situated companies.	• Payout amounts should be designed to promote retention for valuable NEOs.	• FY19 Non-GAAP EPS; non-GAAP EPS is non-GAAP net income (consistent with the Board approved plan) divided by 680 million fully diluted shares.

• Reward NEOs for creating stockholder value over long term.	• Mr. Clark did not receive FY19 equity awards.	• Gains recognizable by the NEO from equity awards made in prior years.		• TSR over three years measured against the Nasdaq 100. • See below for more information

Restricted Stock Units (RSUs): RSUs represent the right to receive one share of Symantec common stock for each vested RSU upon the settlement date, subject to continued employment through each vesting date.

NEO	FY19 RSU Award Amount (#)	Grant Date Value ($)
Gregory S. Clark (1)	0	0
Nicholas R. Noviello (2)	95,416	2,106,785
Amy L. Cappellanti-Wolf	78,620	1,683,254
Samir Kapuria	238,243	5,100,783
Scott C. Taylor (2)	61,339	1,354,365

(1) Mr. Clark did not receive an RSU award for FY19.

(2) In FY19, Messrs. Taylor and Noviello, as FY18 NEOs, were granted a mix of PRUs and RSUs at 70% and 30%, respectively.  All other executives, other than Mr. Clark, received a mix of PRUs and RSUs at 50% and 50%, respectively.

Performance-based Restricted Stock Units (PRUs): FY19 PRUs granted to our NEOs vest based on the achievement of three metrics: (1) FY19 FCF; (2) FY19 EPS; and (3) three-year relative TSR at the end of fiscal 2021 as measured against the Nasdaq 100 and the completion of a service requirement.  The Compensation Committee believed that using independently-measured corporate metrics would motivate our executive team by providing distinct separate opportunities to earn awards.  The Compensation Committee also believed adding Free Cash Flow as an additional metric to those used in the FY18 PRUs aligned with the Company’s priorities for FY19 of generating strong free cash flow growth.

FY19 PRU Performance Metrics Overview
Metric	Measurement Period	Metric Objectives	Vesting Conditions (1)
FY19 Free Cash Flow	FY19	Aligns with our long-term goal of generating cash and operational execution.	Earned portion vests at end of FY20 for FY18 NEOs, and as to 60%/40% at end of FY19/FY20, respectively, for non FY18 NEOs.
FY19 Earnings Per Share	FY19	Provides evaluation of strategy execution.	Earned portion vests at end of FY20 for FY18 NEOs, and as to 60%/40% at end of FY19/FY20, respectively, for non FY18 NEOs.
3-Year Total Shareholder Return vs. Nasdaq 100	FY19 through the end of fiscal 2021	Provides balance to measure our longer-term performance against comparable companies.	Earned portion vests at end of FY21.

(1) In addition to the vesting components, the Compensation Committee has broad negative discretion to reduce the amount of the award earned by up to 50% as it determines reasonable and appropriate.

The Compensation Committee certifies the amount of PRUs earned under each of the relevant metrics shortly after the completion of the performance period for each metric.

Vesting of Earned FY19 PRU Awards
NEO	FY19 FCF Metric	FY19 EPS Metric	3-Year TSR Performance Metric
Gregory S. Clark (1)	NA	NA	NA
Nicholas R. Noviello(2)(3)	NA	NA	NA
Amy L. Cappellanti-Wolf (4)	60% - 3/29/2019; 40% - 4/3/2020	60% - 3/29/2019; 40% - 4/3/2020	4/2/2021
Samir Kapuria(4)	60% - 3/29/2019; 40% - 4/3/2020	60% - 3/29/2019; 40% - 4/3/2020	4/2/2021
Scott C. Taylor (3)	100% - 4/3/2020	100%-4/3/2020	4/2/2021

(1) Mr. Clark did not receive a PRU award for FY19.

(2) Pursuant to the terms of Mr. Noviello’s Transition Services Agreement, he is entitled to vesting and settlement of a portion of his FY19 PRUs, subject to the satisfaction of the applicable performance metrics, without having to satisfy any service requirement.

(3) As FY18 NEOs, the FCF and EPS metric components of these awards vest at the end of FY20.

(4) Mr. Kapuria and Ms. Cappellanti-Wolf were not NEOs in FY18.  Non-NEOs’ awards vest as to 60% of the FCF and EPS component at the end of FY19, and as to 40% of the FCF and EPS component at the end of FY20.

FY19 Non-GAAP FCF Metric

33% of the shares underlying the FY19 PRUs are eligible to be earned based on our achievement of non-GAAP FCF at the end of FY19.  The following table presents threshold, target and maximum performance levels and payouts of the relative FCF metric:

	FY19 FCF Performance Metric
	FCF Performance Goal (millions)*	Funding (%)
Below Threshold	Less than $1,100	0
Threshold	$1,100	40
Target	$1,350	100
Maximum	$1,562 or more	200

*To the extent actual non-GAAP FCF performance falls between two discrete points in the chart above, linear interpolation will be used to determine funding.

FY19 Non-GAAP EPS Metric

33% of the shares underlying the FY19 PRUs are eligible to be earned based on our achievement of non-GAAP EPS at the end of FY19.  The following table presents threshold, target and maximum performance levels and payouts of the relative EPS metric:

	FY19 EPS Performance Metric
	EPS Performance Goal*	Funding (%)
Below Threshold	Less than $1.50	0
Threshold	$1.50	50
Target	$1.70	100
Maximum	$1.93 or more	200

*To the extent actual non-GAAP EPS falls between two discrete points in the chart above, linear interpolation will be used to determine funding.

3-Year TSR Component

33% of the shares underlying the FY19 PRUs are eligible to be earned based on our TSR performance relative to the TSR performance of companies comprising the Nasdaq 100 index over the three-year performance period ending on the last day of FY21. The following table presents threshold, target and maximum performance levels and payouts of the relative TSR metric:

	3-Year TSR Performance
	TSR Performance vs. Nasdaq 100*	Funding (%)
Below Threshold	Below 25th percentile	0
Threshold	25th percentile	50
Target	50th percentile	100
Maximum	75th percentile	200

*To the extent actual TSR performance falls between two discrete points in the chart above, linear interpolation will be used to determine funding.

FY19 PRU Award Summary: The following table summarizes the number of FY19 PRUs granted to each NEO, and the amounts earned and vested as of the end of FY19, which are subject to change based on 3-year TSR component of the award and continued service requirements through the end of FY21.  For the FY19 FCF metric, we achieved $1,288 million, resulting in funding at 91.2% for this metric.  For the FY19 EPS metric, we achieved just over the threshold performance goal of $1.50, resulting in funding at 50.6% for this metric.

FY19 PRUs Granted, Earned and Vested
NEO	Total FY19 PRUs Granted (#)	Total FY19 PRU Value at Grant ($)	Total FY19 FCF PRUs Earned (#)	Total FY19 EPS PRUs Earned (#)	Total 3-Year TSR PRUs Earned (#)	Total FY19 PRUs Earned	Total FY19 PRUs vested
Gregory S. Clark (1)	NA	NA	NA	NA	NA	NA	NA
Nicholas R. Noviello(2)	222,636	4,825,264	40,608	22,530	NA	63,138	63,138
Amy L. Cappellanti-Wolf	78,620	1,668,841	23,899	13,258	-	37,157	22,297
Samir Kapuria	238,242	5,057,084	72,424	40,182	-	112,606	67,566
Scott C. Taylor	143,123	3,101,953	43,508	24,138	-	67,646	0

(1) Mr. Clark did not receive any FY19 equity awards.

(2) Pursuant to the terms of Mr. Noviello’s Transition Services Agreement, he will be entitled to vesting and settlement of a portion of his FY19 PRUs, subject to the satisfaction of the applicable performance metrics, without having to satisfy any service requirement.

Previously Granted Long Term Incentive Pay Outcomes

FY17 PRU Achievement

The FY17 PRUs were designed with a performance metric that would focus our efforts on producing significantly increased profitability by the end of FY18. The Compensation Committee chose FY18 non-GAAP operating income as the appropriate metric for the FY17 PRUs because it provided a powerful incentive to both complete our business transformation goal while also requiring the executive team to deliver increased profitability.  Depending on our achievement of this metric, 0% to 300% of the target shares were eligible to be earned at the end of FY18, subject to additional vesting conditions in certain cases as discussed below. To further encourage continued service to us and our stockholders, for any achievement above 250% of target to be earned, generally, the participant must have been employed by us through the end of FY19 when the additional payout in excess of 250% was made.

Below is the summary of FY18 non-GAAP operating income metric achievement for the FY17 PRUs as of the end of FY18.

	FY18 non-GAAP Operating Income Target ($) (millions	FY18 non-GAAP Operating Income Actual ($) (millions)	FY18 Non-GAAP Operating Income Performance as a % of Target	Vesting Level as a % of Target Award	Eligible Shares as a % of Target Shares at end of FY18	Eligible Shares as a % of Target Shares at end of FY19
FY17 PRUs	1,560	1,705(1)	109.29	268.2	250	18.2

(1) Defined as our FY18 GAAP operating income, adjusted, as applicable, to exclude website security and PKI results included in our third quarter of FY18 results, stock-based compensation expense, charges related to the amortization of intangible assets, restructuring, separation, transition and other related expenses, acquisition and integration expenses, certain gains or losses on litigation contingencies and settlements, the impact from deferred revenue and inventory fair value adjustments as part of business combination accounting entries and certain other income and expense items that management and/or the Compensation Committee considers unrelated to Symantec’s core operations. Non-GAAP operating income was adjusted under FY17 PRUs to (i) allow for the negative impact of up to $91 million of foreign exchange rates on revenue, with no limit on the positive foreign exchange impact, and (ii) adjusted beneficially for changes to Symantec’s capital structure that positively impacted Symantec’s EPS on a non-GAAP Basis, such as cash interest expense savings due to prepayment of indebtedness.

Below is the summary of the FY17 PRUs vested and earned by each NEO.

NEO	Total FY17 PRUs Vested at end of FY18	Total FY17 PRUs vested at end of FY19	Total FY17 PRUs Earned and Vested(1)
Gregory S. Clark	2,404,175	175,023	2,579,198
Nicholas R. Noviello	606,935	44,184	651,119
Amy L. Cappellanti-Wolf	207,142	15,080	222,222
Samir Kapuria	148,322	10,798	159,120
Scott C. Taylor	414,287	30,160	444,447

(1) The Compensation Committee did not exercise its discretion to reduce any payouts.

FY18 PRU Achievement

The Compensation Committee chose FY18 EPS and relative 2- and 3-year TSR against the Nasdaq 100 index as the applicable performance metrics for the FY18 PRUs. The Compensation Committee selected non-GAAP EPS because it believed this metric could be used to evaluate the execution of our short-term strategy. The one-year EPS metric is balanced by the 2- and 3-year relative TSR metrics, which require us to match or exceed median market results to achieve a payout at target or greater, and provides alignment with stockholders over a more extended time period.

Below is the summary of the FY18 non-GAAP EPS metric performance metric achievement for the FY18 PRUs as of the end of FY18.

	FY18 non-GAAP EPS Target	FY18 non-GAAP EPS Actual(1)	Achievement as a Percentage of Target	Eligible Shares as a % of Target Shares at end of FY18
FY18 PRUs	$1.64 per share	$1.56 per share	95.20%	50.5% of the FY18 EPS shares (25.25% of the total FY18 PRUs) became eligible to be earned at the end of FY20.

(1) We define non-GAAP EPS as non-GAAP net income, calculated in the manner consistent with the annual financial plan presented to and approved by our Board, divided by 675 million fully diluted shares.  We calculate non-GAAP net income as GAAP profit before tax reflected in the Company’s condensed consolidated statements of operations as adjusted for the following items: the impact from business combination accounting entries (such as deferred revenue fair value adjustments, and inventory fair value adjustments), stock-based compensation expense, restructuring, separation, transition and other related charges, integration and acquisition expenses, charges related to the amortization of intangible assets and acquired product rights, impairments of assets, income or loss from discontinued operations, non-cash interest expense and amortization of debt issuance costs and certain other items that are not included in the Company’s non-GAAP results, further adjusted to reflect the Company’s expected ongoing core tax rate, all calculated based on the applicable fiscal year plan level exchange rates.

Below is the summary of FY18 non-GAAP EPS metric performance metric achievement for the FY18 PRUs as of the end of FY18.

	2-Year Relative TSR Target vs. Nasdaq 100	2-Year Relative TSR Actual vs. Nasdaq 100	Achievement as a Percentage of Target	Eligible Shares as a % of Target Shares at end of FY19 for the 2-Year TSR Component(1)
FY18 PRUs	50th Percentile	8th Percentile	0%	0

(1) Under the FY18 PRU plan, any unearned shares below the target level for the 2-Year Relative TSR are added to the FY18 3-Year Relative TSR Shares to be earned.

IV. Benefits

FY19 Benefits
Benefit	Philosophy/Rationale
401(k) plan and matching contributions, health and dental coverage, life insurance, disability insurance, paid time off, and paid holidays.	• Provide our NEOs with competitive broad-based employee benefits on the same terms as are available to all employees generally.
Nonqualified deferred compensation plan.

•       Provide a standard package of benefits necessary to attract and retain executives. two of our named executive officers participated in this plan during FY19. The plan is described further under “Non-Qualified Deferred Compensation in Fiscal 2019,” on page 48.

Reimbursement for up to $10,000 for financial planning services.	• Provide financial planning assistance given the complexity of executive officer compensation and financial arrangements to allow executives to concentrate on responsibilities and our future success.
Car service for our former CEO.	• Helps to ensure the security of our CEO, provides a more efficient means of transportation and allows him to concentrate on his responsibilities and our future success.
Aircraft lease agreement with our former CEO for Company use of his aircraft.	• Helps to ensure the security of our CEO, provides a more efficient means of transportation and allows him to concentrate on his responsibilities and our future success.

V. Severance and Change of Control Benefits

The following table provides information regarding the severance arrangements that we have with certain of our NEOs:

FY19 Severance and Change of Control Protections
Philosophy	Considerations	Terms

•          Intended to ease an NEO's transition due to an unexpected employment termination.

•          Mitigate any potential employer liability and avoid future disputes or litigation; retain and encourage our NEOs to remain focused on our business and the interests of our stockholders when considering strategic alternatives.

•        The employment of our NEOs is “at will,” meaning we can terminate them at any time and they can terminate their employment with us at any time.

•        Severance arrangements should be designed to: (i) provide reasonable compensation to executive officers who leave our Company under certain circumstances to facilitate their transition to new employment and (ii) require a departing executive officer to sign a separation and release agreement acceptable to us as a condition to receiving post-employment compensation payments or benefits.

•        “Double-trigger” provisions preserve morale and productivity, and encourage executive retention in the event of a change of control.

•        These provisions are considered a typical component of a competitive executive compensation program for executives among our peer companies.

•        Transition arrangements should be designed retain and incentivize executive officers until a successor is found and to ensure a smooth transition.

•     Executive Severance Plan

Provides for cash severance and other benefits where the individual’s employment is terminated without cause outside of the change in control context, contingent on a release.

•     Executive Retention Plan

Provides for double trigger acceleration of vesting of equity awards and cash severance benefits where the individual’s employment is terminated without cause, or is constructively terminated, within 12 months after a change in control, contingent on a release; no “golden parachute” excise tax gross-ups.

•     Nicholas R. Noviello’s Transition Services Agreement

Provides for certain transition and severance benefits, including continued vesting and participation in FY19 EAIP and severance benefits in the event of an earlier termination of employment.

Details of each individual NEO’s severance payments and benefits and Nicholas R. Noviello’s Transition Services Agreement, including estimates of amounts payable in specified circumstances in effect as of the end of FY19, are disclosed under “Potential Payments Upon Termination or Change-in-Control” below.

Key Compensation and Governance Policies

Policy	Considerations	Material Features
Stock Ownership Guidelines	• Promote stock ownership in the Company. • More closely align the interests of our NEOs with those of our stockholders.

•                   6x base salary for CEO.

•                   CFO and President, 3x base salary.

•                   Executive Vice Presidents, 2x base salary.

•                   4 years from executive officer designation to comply.

•                   During 4-year transition period, must retain at least 50% of net-settled equity award shares until ownership requirement is met.

•                   Includes shares owned outright, excludes stock options and unvested RSUs and PRUs.

•                   As of June 14, 2019, three NEOs have reached ownership requirements.

Anti-Hedging and Anti-Pledging Policies

•      Permitting hedging is viewed as a poor pay program practice, as it insulates executives from stock price movement and reduces alignment with stockholders.

•      Pledging raises potential risks to stockholder value, particularly if the pledge is significant.

•                   No employee, officer or director may acquire, sell or trade in any interest or position relating to the future price of the Company's securities, such as a put option, a call option or a short sale.

•                   Waiver granted for Mr. Feld to exercise forward contracts that were in existence before he became a board member.

•                   Covered persons are prohibited from holding company securities in a margin account or pledging Company securities as collateral for a loan.

Insider Trading Policy	• Prohibit insiders from taking advantage of material non-public information.	• Prohibits the purchase or sale of securities while in possession of material non-public information.
• Directors, CEO, President and CFO must conduct any open market sales of our securities only through use of Rule 10b5-1 stock trading plans.

Clawback Policy	• Permit us to recoup performance-based cash and equity awards when such awards were not properly earned or when executives have engaged in inappropriate actions

•                   Applies to all executive officers.

•                   Allows recoupment of performance-based cash and equity awards if (i) we are required to restate our financial statements due to fraud or intentional misconduct or (ii) an executive officer violates certain Company policies

2020 Interim President and CEO and 2020 CFO Compensation

The compensation packages for our new Interim CEO and new CFO were approved by our Compensation Committee in May 2019 and are described in the table below.

Interim President and CEO Compensation
Compensation Element	Description	Rationale
Base Salary	• $1,000,000	• Identical to former CEO and in line with peers.

Annual Cash Incentive	• 150% of base salary	• Tracks our past practice of compensation for CEO under the EAIP.

Long-term Incentive	• $1.2 million RSU award. • Performance stock option to purchase stock with an aggregate value equal to $18 million for maximum performance and $9 million for target performance.

•             Smaller time-based award to vest over 12 months to promote retention and align interests with those of stockholders as the value of the award is correlated to our stock price.

•             Special one-time new hire grant to focus executive on two key metrics: non-GAAP operating income margin and non- GAAP revenue.

Benefits

•          Pro-rata vesting of RSU if Mr. Hill is not the CEO immediately prior to a change in control.

•          Double trigger vesting of option if Mr. Hill is the CEO immediately prior to a change in control with performance deemed achieved at target levels.

•          Full vesting if option is not assumed or substituted in the event of a change in control

•          $40,000 monthly stipend for travel.

•             Change in control protection provisions help Mr. Hill focus on what is best for stockholders by making him neutral to a potential transaction.

•             Mr. Hill is not eligible to participate in the Symantec Executive Severance Plan and the Symantec Executive Retention Plan.

•             Monthly travel stipend to be used for his travel and housing accommodations that are not otherwise covered by our business expense policies.

CFO Compensation
Compensation Element	Description	Rationale
Base Salary	• $650,000	• Identical to former CFO and in line with peers.

Annual Cash Incentive	• 100% of base salary.	• Tracks Company’s past practice of compensation for CEO under the EAIP.

• One-time sign on bonus in line with Company and peer practices.

Long-term Incentive

•             $9 million new hire award (30% RSUs/70% PRUs)

•             $5 million long-term equity award (30% RSUs/70% PRUs).

•             Restricted shares equal to $3 million for purchase of $10 million in Company stock on the open market.

•       Long-term equity grant similar to grants made to former CFOs.

•       One-time grant to encourage executive’s investment in the Company and alignment with stockholders.  Executive received a $3 million restricted share grant upon the purchase of $10 million in the open market, with vesting on the $3 million grant over 3 years.

Benefits	• Participate in Executive Severance Plan and Executive Retention Plan.	• Similar to treatment of other executives.

General Approach to Determining Compensation

Compensation Committee Decision Process

The Compensation Committee oversees the compensation of our NEOs and our executive compensation program and initiatives. The Compensation Committee typically reviews executive officer compensation, including base salary, short-term incentives and long-term incentives, in the first half of each fiscal year, to understand competitive market compensation levels and practices based on the most recently completed year. In connection with this review, the Compensation Committee considers any input it may receive from our CEO in evaluating the performance of each executive officer and sets each executive officer’s total target direct compensation for the current year based on this review and the other factors described below.

We have based most, if not all, of our prior compensation determinations, including those made for FY19, on a variety of factors, including:

•                  A focus on pay-for-performance

•                  A total rewards approach

•                  An appropriate pay mix

•                  Avoidance of compensation arrangements that encourage excessive or inappropriate risk taking by our executives

•                  Appropriate market positioning

•                  In the case of equity awards, burn rate and dilution

•                  Company performance and individual performance

•                  The Company’s financial condition and available resources

•                  The accounting and cash flow implications of various forms of executive compensation

•                  Our need for a particular position to be filled

•                  The recommendations of our CEO (other than with respect to his own compensation)

As discussed under “Role of Compensation Consultant” below, for FY19, the Compensation Committee engaged a compensation consultant and once again conducted a formal benchmarking review. In establishing compensation for executive officers other than our CEO, the Compensation Committee gives weight to the recommendations of our CEO, but final decisions about the compensation of our NEOs are made by our Compensation Committee.

From time to time, special business conditions may warrant additional compensation, such as sign-on bonuses, or equity awards in connection with promotions or in recognition of significant accomplishments, to attract, retain or motivate executive officers. In these situations, we consider our business needs and the potential costs and benefits of special rewards.

Role of Compensation Consultant

The Compensation Committee generally retains an independent compensation consultant to help understand competitive compensation levels and incentive designs. The independent compensation consultant is solely hired by, and reports directly to, the Compensation Committee. The Compensation Committee has sole authority to retain and terminate the independent compensation consultant.  At the Compensation Committee’s discretion, the independent compensation consultant:

•                  attends Compensation Committee meetings;

•                  assists the Compensation Committee in determining peer companies and evaluating compensation proposals;

•                  assists with the design of incentive compensation programs; and

•                  conducts compensation-related research.

In January 2019, the Compensation Committee replaced Mercer with Compensia as its compensation consultant.

Competitive Market Assessments

Market competitiveness is one factor that the Compensation Committee considers each year in determining a NEO’s overall compensation package, including pay mix. The Compensation Committee relies on various data sources to evaluate the market competitiveness of each pay element, including publicly-disclosed data from a peer group of companies and published survey data from both the peer group companies and a broader set of information technology companies that the Compensation Committee believes represent our competition in the broader talent market, based on the advice of Mercer and Compensia, outside consulting firms engaged by the Compensation Committee during FY19. The proxy statements of peer group companies provide detailed pay data for the highest-paid executives. Survey data, which we obtain from the Radford Global Technology Survey, provides compensation information on a broader group of executives, with positions matched based on specific job scope and responsibilities. The Compensation Committee considers data from these sources as a framework for making compensation decisions for each NEO’s position.

The Compensation Committee reviews our peer group on an annual basis, with input from its compensation consultants, and the group may be adjusted from time to time based on, among other factors, a comparison of revenues, market capitalization, industry, peer group performance, merger and acquisition activity and stockholder input. The Compensation Committee evaluated our peer group for FY19 and determined to keep the companies otherwise the same as the peer group for FY18. The following criteria were used to select our peer group for evaluating named executive officer pay levels in connection with setting compensation for FY19:

•                  Business with software development focus including security related businesses where possible;

•                  Similar breadth, complexity and global reach as us; and

•                  Annual revenue 0.5x to 2.0x as a starting point but including companies based on an assessment of overlapping geography, engineering focus and executive talent competition.

The Compensation Committee selected the following companies as our FY19 peer group:

FY19 Symantec Peer Group
Activision Blizzard, Inc.	eBay Inc.	Red Hat Inc.
Adobe Systems Incorporated	Electronic Arts Inc.	Salesforce.com, Inc.
Autodesk, Inc.	FireEye, Inc.	Synopsys, Inc.
Akamai Technologies Inc.	Intuit Inc.	VMware, Inc.
CA, Inc.	Palo Alto Networks Inc.
Citrix Systems, Inc.	PayPal Holdings, Inc.

Toward the end of FY19, the Compensation Committee again reviewed our peer group for FY20 and made certain changes based on the following criteria:

•      Focus on software development, or software and engineering-driven companies

•      Compete with Symantec for talent

•      Are generally comparable in terms of complexity and global reach

•      Are generally comparable in terms of size (~0.3x – 2.0x revenue, greater variability in market cap)

The Compensation Committee selected the following companies as our FY20 peer group:

FY20 Symantec Peer Group
Akamai Technologies Inc.	F5 Networks Inc.*	Proofpoint Inc.*
Autodesk, Inc.	FireEye, Inc.	Red Hat Inc.
CA, Inc.	Fortinet, Inc.*	ServiceNow, Inc.*
Cadence Design Systems Inc.*	Intuit Inc.	Splunk Inc.*
Citrix Systems, Inc.	Juniper Networks Inc.*	Synopsys, Inc.
eBay Inc.	NetApp, Inc.*	VMware, Inc.
Electronic Arts Inc.	Palo Alto Networks Inc.

* Newly added.

Activision Blizzard, Adobe, PayPal Holdings and salesforce.com were also removed from our FY20 peer group to better align our peer group with the appropriate Company revenue and market cap size.

Compensation Risk Assessment

The Compensation Committee, in consultation with Compensia, has conducted its annual risk analysis of Symantec’s compensation policies and practices, and does not believe that our compensation programs encourage excessive or inappropriate risk taking by our executives or are reasonably likely to have a material adverse effect on Symantec.

We believe that the design and objectives of our executive compensation program provide an appropriate balance of incentives for our NEOs, thereby discouraging them from taking inappropriate risks. Among other things, our executive compensation program includes the following design features:

•                  A balanced mix of cash and equity; as well as appropriately balanced fixed (base salary) and variable compensation (cash incentives and equity-based awards)

•                  A mix of short-term and long-term incentives, with short-term incentives currently representing a significantly lower proportion of the total mix

•                  Cash and equity incentives solely based on achieving Company performance objectives and subject to our “claw-back” right under certain circumstances

•                  Caps on annual cash incentive and PRU payouts

•                  Stock ownership guidelines which align the interests of our executive officers with those of our stockholders

•                  General alignment with prevalent low-risk pay practices

Burn Rate and Dilution

We closely manage how we use our equity to compensate employees. We think of “gross burn rate” as the total number of shares granted under all of our equity incentive plans during a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. We think of “net burn rate” as the total number of shares granted under all of our equity incentive plans during a period, minus the total number of shares returned to such plans through awards cancelled during that period, divided by the weighted average number of shares of common stock outstanding during that period, and expressed as a percentage. “Overhang” we think of as the total number of shares underlying options and awards outstanding plus shares available for issuance under all of our equity incentive plans at the end of a period divided by the weighted average number of shares of common stock outstanding during that period and expressed as a percentage. The Compensation Committee determines the percentage of equity to be made available for our equity programs with reference to the companies in our market composite. In addition, the Compensation Committee considers the accounting costs that will be reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. For fiscal 2019, our gross burn rate was 3.08%, our net burn rate was 2.51% and our overhang was 9.97%.  In fiscal 2019, our burn rate was significantly higher than prior years primarily due to the lower stock prices used to convert the grant values into numbers of shares and the high number of shares vested and released under the FY17 PRU grants.

Independence of Compensation Consultants

We paid Mercer approximately $358,500 for executive compensation services in FY19 and Compensia approximately $124,920 for executive compensation services in FY19. In addition, management engaged and Symantec paid Mercer and Compensia and its affiliates for other services, including approximately $3.592 million to Mercer for other unrelated consulting and business services. We also reimbursed Mercer and Compensia and its affiliates for reasonable travel and business expenses. The Compensation Committee did not review or approve the other services provided by Mercer or Compensia and its affiliates to Symantec, as those services were approved by management in the normal course of business within the scope of the Compensation Committee’s pre-authorization for such services. Based in part on policies and procedures implemented by Mercer and Compensia to ensure the objectivity of its executive compensation consultants and the Compensation Committee’s assessment of Mercer’s independence pursuant to the SEC rules, the Compensation Committee concluded that the consulting advice it receives from Mercer is objective and not influenced by Mercer and its affiliates’ other relationships with Symantec and that no conflict of interest exists that will prevent Mercer from being independent consultants to the Compensation Committee.

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

Equity Grant Practices

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

SUPPLEMENTARY POLICIES AND CONSIDERATIONS

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Stock Ownership Requirements

We believe that in order to align the interests of our executive officers with those of our stockholders, our executive officers should have a financial stake in our company. We have maintained stock ownership requirements for our executive officers since October 2005. For FY19, our executive officers were required to hold the following minimum number of shares:

•      CEO: 6x base salary;

•      CFO, COO and President: 3x base salary; and

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

As of June 14, 2019, Messrs. Kapuria, Pilette and Taylor reached the stated ownership requirements for FY19. Messrs. Hill and Gilliland have until fiscal 2023 to meet the stated thresholds.  Former executive officers and non-executive officers are not included in the table below.  See the table below for individual ownership levels relative to the executive’s ownership requirement.

Executive Officer	Ownership Requirement(1) (# of shares)	Holdings as of June 14, 2019 (# of shares)
Richard S. “Rick” Hill	309,917	12,202
Scott C. Taylor	61,983	407,957
Art Gilliland	72,314	—
Samir Kapuria	46,488	244,781
Vincent Pilette	100,723	630,477

(1)                     Based on the closing price for a share of our common stock of $19.36 on June 14, 2019.

Recoupment Policies (Clawback)

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

Recent changes to Section 162(m) in connection with the passage of the Tax Cuts and Jobs Act repealed the exception to the deductibility limit that were previously available for “qualified performance-based compensation” (including stock option grants, performance-based cash and equity awards, such as performance-based restricted stock units) effective for taxable years beginning after December 31, 2017. Compensation paid to certain of our executive officers for taxable years beginning prior to December 31, 2017 remains deductible if such compensation would otherwise be deductible for such taxable year. The Tax Cuts and Jobs Act also increased the number of executive officers who are affected by the loss of deductibility effective for taxable years beginning after December 31, 2017. As a result, any compensation paid to certain of our executive officers for taxable years beginning after December 31, 2017 in excess of $1 million will be non-deductible unless it qualifies for transition relief afforded by the Tax Cuts and Jobs Act to compensation payable pursuant to certain binding arrangements in effect on November 2, 2017.

Tax Implications for Officers. Section 409A of the Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. The Company attempts in good faith to structure compensation so that it either conforms with the requirements of or qualifies for an exception under Code Section 409A. Sections 280G and 4999 of the Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in the Section 280G rules. Our named executive officers could receive the amounts shown in the section entitled “Potential Payments Upon Termination or Change-in-Control” (beginning on page 49 below) as severance or change of control payments that could implicate this excise tax. As mentioned above, we do not offer our officers as part of their change of control benefits any gross ups related to this excise tax under Code Section 4999.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during FY19 were Sue Barsamian, Frank Dangeard, Peter Feld, Geraldine B. Laybourne, David L. Mahoney, Robert S. Miller and Daniel H. Schulman. None of the members of the Compensation Committee in FY19 were at any time during FY19 or at any other time an officer or employee of Symantec or any of its subsidiaries, and none had or have any relationships with Symantec that are required to be disclosed under Item 404 of Regulation S-K. None of Symantec’s executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our Board or Compensation Committee during FY19.

Compensation Committee Report

The information contained in the following report is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by Symantec under the Exchange Act or the Securities Act of 1933 unless and only to the extent that Symantec specifically incorporates it by reference.

The Compensation Committee has reviewed and discussed with management the CD&A contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended March 29, 2019.

By: The Compensation and Leadership Development Committee of the Board:

Peter A. Feld (Chair)

Sue Barsamian

Frank E. Dangeard

David Mahoney

Summary of Compensation

The following table shows for the fiscal year ended March 29, 2019, compensation awarded to or paid to, or earned by our Chief Executive Officer, our Chief Financial Officer and the three most highly compensated executive officers who were serving as executive officers (other than as our Chief Executive Officer or Chief Financial Officer) at the end of FY19 (the “named executive officers”).

	Summary Compensation Table for Fiscal 2019
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)(2)(3)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)

Gregory S. Clark Former President and CEO*	2019	1,000,000		—	—	(5)	—	—	1,921,039	2,921,038
	2018	1,000,000		—	15,982,645		—	—	364,936	17,347,581
	2017	666,667		—	4,269,815	(6)	—	743,333	379,937	6,059,752
Nicholas R. Noviello Former Executive Vice President and CFO**	2019	650,000		1,000,000	10,706,470	(7)	—	—	943,325	13,299,795
	2018	650,000		—	7,458,549		—	—	47,606	8,156,155
	2017	433,333		—	1,077,917	(6)	—	479,673	172,740	2,163,663
Amy L. Cappellanti-Wolf. Senior Vice President and CHRO	2019	440,000		—	3,462,911		—	—	558,163	4,461,075
Samir Kapuria Executive Vice President and GM, Consumer Business Unit & Cyber Security Services	2019	443,864	(8)	—	10,311,650		—	—	220,667	10,976,180
Scott C. Taylor Executive Vice President, General Counsel and Secretary	2019	600,000		—	4,672,177		—	—	871,628	6,143,804
	2018	600,000		—	4,794,772		—	—	621,788	6,016,560
	2017	600,000		150,000	4,831,307	(6)	—	568,374	363,462	6,513,143

*   Mr. Clark resigned from the Company, effective May 9, 2019.

** Mr. Noviello resigned from the Company, effective May 24, 2019.

(1)             The amounts shown in this column reflect the aggregate grant date fair value of RSUs and PRUs, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and was determined based on the fair value of our common stock as of the service inception date or on the date of modification. For details of the awards granted in FY19, see the table “Grants of Plan-Based Awards”, below.

The table below sets forth the service inception or grant date fair value (prior to any applicable modifications) determined in accordance with ASC Topic 718 principles for the performance-related components of these awards. Also set forth below are the service inception or grant date fair values pertaining to the market-related component or the TSR adjustment, determined upon the service inception dates for FY19, and which are not subject to probable or maximum outcome assumptions. Additional details of assumptions used in the valuations of the awards are included in Note 13 of our FY19 Annual Report on Form 10-K.

Name	Maximum Outcome of Performance Conditions Fair Value ($)	Market-Related Component Fair Value ($)
Nicholas R. Noviello	6,554,404	1,548,062
Amy L. Cappellanti-Wolf	2,244,367	546,657
Samir Kapuria	6,801,015	1,656,576
Scott C. Taylor	4,213,571	995,168

(2)             The FY19 PRUs are based on three different performance metrics with one- or three-year performance periods, depending on the metric.  The PRUs with the Earnings Per Share (“EPS”) metric are eligible to be earned if we achieve at least the threshold level of the EPS performance goal for the one-year performance period ended March 29, 2019. The PRUs with the Free Cash Flow (“FCF”) metric are eligible to be earned if we achieve at least the threshold level of the FCF performance goal for the one-year performance period ended March 29, 2019.  The PRUs with the TSR metric are eligible to be earned if we achieve at least the threshold level of the TSR performance goal for the three-year performance period ending April 2, 2021. Depending on our achievement of the ESP metric, 0% to 200% of the target shares are eligible to be earned of which: (i) 60% is eligible for settlement at the end of FY19 and the remaining 40% is eligible for settlement at the end of FY20 for Ms. Cappellanti-Wolf and Mr. Kapuria; or (ii) 100% is eligible for settlement at the end of FY20 for Messrs. Noviello and Taylor. Depending on our achievement of the FCF metric, 0% to 200% of the target shares are eligible to be earned of which: (i) 60% is eligible for settlement at the end of FY19 and the remaining 40% is eligible for settlement at the end of FY20 for Ms. Cappellanti-Wolf and Mr. Kapuria and (ii) 100% is eligible for settlement at the end of FY20 for Messrs. Noviello and Taylor. Depending on our achievement of the TSR metric, 0% to 200% of the target shares are eligible to earned and settled at the end of fiscal year 2021. Mr. Noviello’s awards were subsequently modified based on the terms of the Transition Services Agreement dated January 31, 2019, and described more fully in footnote 7 below.

Additional terms and conditions apply that may affect the actual number of shares that vest or are settled, which include, among other things, a change in control of the Company, the named executive officer’s termination of employment and the nature of such termination, the Compensation Committee’s authority to exercise negative discretion to reduce up to 50% of the number of shares to be delivered, and the Company’s Compensation Recoupment Policy.

(3)             The FY19 amounts represent the executive officer’s annual cash incentive award under the FY19 Executive Annual Incentive Plan (“FY19 EAIP”), which was earned in FY19 and paid in FY20. Ms. Cappellanti-Wolf and Messrs. Kapuria and Taylor’s FY19 EAIP amounts were settled in RSUs with a grant date of May 20, 2019 and were fully vested on June 1, 2019.  Mr. Noviello received his FY19 EAIP payment in cash at 75% of target pursuant to the terms of the Transition Services Agreement (see page 51 for additional information regarding this arrangement).  Mr. Clark was not employed by us at the time the FY19 EAIP was paid out and did not receive any payout.

(4)             The FY19 amounts are comprised of the following:

Name	Dividend Equivalent on Stock Awards ($)	401(k) Employer Match ($)	Life & Disability Insurance Premiums ($)	Tax Planning Services ($)	Car and Driver ($)	Personal Use of Aircraft ($)	Patent Award ($)	Company- Sponsored Events ($)	Severance Payments	Total ($)
Gregory S. Clark	1,706,830	6,000	3,002	—	200,446	4,761	—	—	—	1,921,039
Nicholas R. Noviello	441,435	6,000	3,390	5,000	—	—	—	—	487,500	455,825
Amy L. Cappellanti-Wolf	533,137	6,000	3,629	15,397	—	—	—	—	—	558,163
Samir Kapuria	181,735	6,525	1,467	1,040	—	—	2,000	27,900	—	220,667
Scott C. Taylor	856,724	4,875	4,704	5,325	—	—	—	—	—	871,628

(5)             Mr. Clark did not receive a FY19 equity award as part his regular executive compensation package.  Mr. Clark was not employed by us at the time the FY19 EAIP was paid out and did not receive any payout.

(6)             We adjusted the performance metrics under our FY17 PRU grants on March 8, 2017 to reflect both the impact of the acquisitions of Blue Coat and LifeLock on the FY17 financial plan and to account for the transformational impact on our business of our cost and complexity reduction initiatives. The incremental modification charges were based on the Company’s stock price on the date of the modification ($29.60) multiplied by the incremental expected achievement percentage multiplied by the number of granted units. Volatility and interest rate were not factors. As a result of these adjustments, incremental fair values of the modified awards are included in the Stock Awards column above and further described in the table below.

	2017 PRU Stock Awards
Name	FY17 PRU Modification Charge ($)	FY17 PRU Total (Without Modification Charges) ($)
Gregory S. Clark	4,269,815	—
Nicholas R. Noviello	1,077,917	—
Scott C. Taylor	735,775	3,602,644

For Messrs. Clark and Noviello, these amounts represent the incremental fair values of modified PRUs that were granted prior to and assumed by us at the closing of the Blue Coat acquisition. Under SEC rules, we are required to disclose in the Stock Awards column the grant date fair value of each equity award computed in accordance with ASC 718. However, no grant date fair value was recorded by Symantec for these awards in accordance with ASC 718 because they were awarded by Blue Coat’s board of directors prior to the closing of the Blue Coat acquisition. As a result, the amounts reported in the Stock Awards column above may understate the compensation awarded to these executive officers for FY17 because they do not include any grant date fair value for such awards.

(7)             On January 31, 2019, the Company announced that Mr. Noviello was stepping down from his role as Executive Vice President and CFO and entered into a Transition Services Agreement with Mr. Noviello pursuant to which Mr. Noviello would provide certain transition services to the Company. The agreement provided for, among other things, a FY19 retention bonus of $1,000,000 and modified certain of his stock awards which resulted in incremental fair value of the modified stock awards. The following table includes the incremental fair value of the stock awards modified by the

Transition Service Agreement for FY19, calculated in accordance with FASB ASC Topic 718.  For more information on the Transition Services Agreement, see “Potential Payments Upon Termination or Change-In-Control,” below.

Grant Date	Award Type	Modified Stock Units (#)	Modification Date Fair Value per share ($)	Incremental Fair Value on Modification Date ($)
12/10/2018	FY19 EPS	74,212	21.02	1,559,936
12/10/2018	FY19 FCF	74,212	21.02	1,559,936
6/9/2017	FY18 PRU	31,139	21.02	654,548

(8)             Mr. Kapuria’s base salary increased in FY19 from $390,000 to $440,000 in connection with his promotion.

The following table shows for the fiscal year ended March 29, 2019, certain information regarding grants of plan-based awards to our named executive officers from our incentive plans:

Grants of Plan-Based Awards in Fiscal 2019

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (1) (#)	Options (#)	Awards ($/Sh)	and Option Awards (2) ($)
Gregory S. Clark	6/28/18	(3)	—	—	—	27,573	68,933	137,867	—	—	—	1,500,000
Nicholas R. Noviello	6/28/18	(3)	—	—	—	4,181	29,871	83,639	—	—	—	650,000
	12/10/18	(4)	—	—	—	103,897	222,636	445,272	95,416	—	—	6,932,047
	1/31/19	(5)	—	—	—	—	—	—	—	—	—	3,774,420
Amy L. Cappellanti-Wolf	6/28/18	(3)	—	—	—	1,981	14,154	39,632	—	—	—	308,000
	7/10/18	(4)	—	—	—	36,689	78,620	157,240	78,620	—	—	3,352,096
Samir Kapuria	6/28/18	(3)	—	—	—	2,750	19,643	55,002	—	—	—	427,451
	7/10/18	(4)	—	—	—	111,180	238,242	476,484	238,243	—	—	10,157,867
Scott C. Taylor	6/28/18	(3)	—	—	—	3,860	27,573	77,205	—	—	—	600,000
	12/10/18	(4)	—	—	—	66,791	143,123	286,246	61,339	—	—	4,456,317

(1)             Ms. Cappellanti-Wolf and Mr. Kapuria’s RSUs vest as to 40% on June 1, 2019, 30% on June 1, 2020, and 30% on June 1, 2021 and have a grant date fair value of $21.41. Messrs. Noveillo and Taylor’s RSUs vest as to 30% on June 1, 2019, 30% on June 1, 2020, and 40% on June 1, 2021 and have a grant date fair value of $22.08. Mr. Noviello’s RSU was subsequently modified based on the terms of his Transition Service Agreement.

(2)             The aggregate grant date fair value of the equity incentive plan awards is calculated to be the sum of (i) the target number of PRU shares multiplied by the fair value of our common stock as of the service inception date, plus (ii) the number of RSU shares multiplied by the fair value on grant date, plus (iii) the number of modified stock units multiplied by the incremental fair value of the stock award.

(3)             The amounts shown in these rows reflect the threshold, target and maximum potential payouts with respect to each applicable metric under the FY19 EAIP using the fair value of $21.76 on March June 28, 2018. The final payout was made in the form of RSUs with a grant date fair value of $20.05 on May 20, 2019 to all participants other than (i) Mr. Noviello’s payout, which was made pursuant to his Transition Services Agreement, and (ii) Mr. Clark, who was not employed by us at the time the FY19 EAIP was paid out and did not receive any payout.

(4)             The amounts shown in these rows reflect the threshold, target, and maximum potential eligible shares to be earned for the PRUs awarded during FY19 and as further described in the CD&A section beginning on page 26.

(5)             On January 31, 2019, the Company announced that Mr. Noviello was stepping down from his role as Executive Vice President and CFO and entered into a Transition Services Agreement with Mr. Noviello pursuant to which Mr. Noviello would provide certain transition services to the Company. The agreement provided for, among other things, modification to certain of his stock awards which resulted in incremental fair value of the modified stock awards. A table showing the incremental fair value of the stock awards modified by the Transition Service Agreement, calculated in accordance with FASB ASC Topic 718, is included in the Summary Compensation Table footnotes above.

For a summary of the terms of the FY19 Executive Annual Incentive Plan, see “Compensation Discussion & Analysis (CD&A) — Compensation Components — Executive Annual Incentive Plans” above. For a summary of the circumstances in which the equity awards described above will accelerate, see “Compensation Discussion & Analysis (CD&A) — Health and Welfare Benefits; Perquisites — Change in Control and Severance Arrangements” above and “Potential Payments Upon Termination or Change-in-Control” below.

The following table shows for the fiscal year ended March 29, 2019, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2019

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested (#)		Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested ($) (1)
Gregory S. Clark	6/9/17						187,670	(2)(3)	4,314,526	84,919	(3)	1,952,276
		(4)					164,857	(5)	3,790,062
		(4)	3,665,271		6.73	9/9/25
Nicholas R. Noviello	12/10/18						200,649	(6)(7)	4,612,912	37,106	(7)	853,067
	6/9/17						87,579	(3)(8)	2,013,436	39,629	(3)	911,059
		(4)					41,618	(5)	956,798
		(4)	775,028		8.35	1/27/26
Amy L. Cappellanti-Wolf	7/10/18						93,485	(7)(9)	2,149,209	13,103	(7)	301,238
	6/9/17						43,789	(3)(10)	1,006,701	19,814	(3)	455,524
	6/10/16						14,204	(11)	326,550
Samir Kapuria	7/10/18						283,286	(7)(12)	6,512,746	39,707	(7)	912,864
	6/9/17						13,762	(3)(13)	316,383	6,227	(3)	143,159
	11/10/16						4,844	(14)	111,364
	6/10/16						5,326	(11)	122,445
Scott C. Taylor	12/10/18						128,989	(7)(15)	2,965,456	23,854	(7)	548,392
	6/9/17						56,300	(3)(16)	1,294,343	25,476	(3)	585,682
	6/10/16						28,408	(11)	653,100

(1)             The market value of the equity awards that have not vested is calculated by multiplying the number of units that have not vested by the closing price of the Company’s stock on March 29, 2019, which was $22.99.

(2)             43,672 shares vest on June 1, 2019, 85,768 shares vest on April 3, 2020, and 58,230 shares vest on June 1, 2020. Mr. Clark resigned from the Company, effective May 9, 2019.

(3)             These FY18 PRUs are eligible to be earned at the end of FY20 and are based on the achievement of performance goals for adjusted non-GAAP EPS for the one-year performance period ended March 30, 2018 and the relative TSR ranking for our Company as compared to the Nasdaq 100 index for the two- and three- year performance periods ended March 29, 2019 and ending April 3, 2020, respectively. Based on our achievement of the EPS metric, 50.50% of the EPS target shares were earned, which are reflected in the “Number of Shares or Units of Stock That Have Not Vested” and “Market Value of Shares or Units of Stock That Have Not Vested” columns.  The achievement level of the two-year TSR metric was below the threshold, therefore no two-year TSR target shares were earned. Depending on our achievement of the three-year TSR metric, 0% to 200% of the three-year TSR target shares are eligible to be earned and settled at the end of FY20. The number of shares and the payout value set forth above in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested” and “Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested” columns reflect the threshold potential payout, which represents 50.00% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the number of shares earned thereunder.

(4)             Represents non-qualified stock options and RSU awards previously granted by Blue Coat and assumed by the Company upon the closing of the Blue Coat acquisition. Upon assumption, by their terms, these awards converted into the right to receive shares of our common stock, subject to applicable service or performance-based vesting conditions.

(5)             These RSUs would vest in full August 1, 2019.

(6)             28,625 shares vest on June 1, 2019, 105,233 shares on April 3, 2020, 28,625, shares vest on June 1, 2020, and 38,166 shares vest on June 1, 2021.  Mr. Noviello resigned from the Company, effective May 24, 2019.   See “Potential Payments Upon Termination or Change-in-Control” below for additional details regarding the Transition Services Agreement with Mr. Noviello.

(7)             These FY19 PRUs are eligible to be earned at the end of FY19, FY20 and fiscal 2021, and are based on the achievement of three different performance metrics with one- or three-year performance periods, depending on the metric.  The PRUs with the EPS and FCF metrics are eligible to be earned if we achieve at least the threshold level of the performance goals for the one-year performance period ended March 29, 2019. The PRUs with the TSR metric are eligible to be earned if we achieve at least the threshold level of the TSR performance goal for the three-year performance period ending April 2, 2021. Based on our achievement of the ESP metric, 50.6% of the target shares were earned of which: (i) 60% was settled at the end of FY19 and the remaining 40% will be settled at the end of FY20 for Ms. Cappellanti-Wolf and Mr. Kapuria; and (ii) 100% will be eligible for settlement at the end of FY20 for Mr. Taylor. Based on our achievement of the FCF metric, 91.2% of the target shares were earned of which: (i) 60% was settled at the end of FY19 and the remaining 40% will be settled at the end of FY20 for Ms. Cappellanti-Wolf and Mr. Kapuria and (ii) 100% will be eligible for settlement at the end of FY20 for Mr. Taylor. Depending on our achievement of the TSR metric, 0% to 200% of the target shares are eligible to earned and settled at the end of FY21. The shares which are earned but not vested are reflected in the “Number of Shares or Units of Stock That Have Not Vested” and “Market Value of Shares or Units of Stock That Have Not Vested” columns. The number of shares and the payout value set forth above in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Yet Vested” and “Equity Incentive Plan Awards: Value of Unearned Shares, Units or Other Rights that Have Not Yet Vested” columns reflect the threshold potential payout which represents 50.00% of the target number of PRUs. Each PRU is subject to the Compensation Committee’s certification when approving the number of shares earned thereunder. The vesting for Mr. Noviello’s grants are governed by his Transition Services Agreement.

(8)             20,380 shares vest on June 1, 2019, 40,025 shares on April 3, 2020, and 27,174 shares vest on June 1, 2020.

(9)             31,448 shares vest on June 1, 2019, 14,865 shares on April 3, 2020, 23,586 shares vest on June 1, 2020, and 23,586 shares vest on June 1, 2021.

(10)        10,190 shares vest on June 1, 2019, 20,013 shares on April 3, 2020, and 13,586 shares vest on June 1, 2020.

(11)        The RSUs vest in full on June 1, 2019.

(12)        95,298 shares vest on June 1, 2019, 45,043 shares vest on April 3, 2020, 71,473 shares vest on June 1, 2020, and 71,472 shares vest on June 1, 2021.

(13)        3,202 shares vest on June 1, 2019, 6,290 shares on April 3, 2020, and 4,270 shares vest on June 1, 2020.

(14)        100% of the shares vest on December 1, 2019.

(15)        18,402 shares vest on June 1, 2019, 67,650 shares on April 3, 2020, 18,402 shares vest on June 1, 2020, and 24,535 shares vest on June 1, 2021.

(16)        13,102 shares vest on June 1, 2019, 25,730 shares on April 3, 2020, and 17,468 shares vest on June 1, 2020.

The following table shows for the fiscal year ended March 29, 2019, certain information regarding option exercises and stock vested during the last fiscal year with respect to our named executive officers:

Option Exercises and Stock Vested in Fiscal 2019

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (2) (#)	Value Realized on Vesting (3) ($)
Gregory S. Clark	—	—	342,338	7,467,791
Nicholas R. Noviello	332,155	4,699,993	111,855	2,419,818
Amy L. Cappellanti-Wolf	—	—	92,644	1,997,239
Samir Kapuria	—	—	112,125	2,497,640
Scott C. Taylor	—	—	103,798	2,216,595

(1)             The value realized upon option exercises is based on the difference between the closing price of our common stock at exercise and the option exercise price.

(2)             The number of shares and value realized for stock awards set forth above reflect (i) RSUs that vested and settled in FY19, (ii) RSUs granted under the FY19 EAIP on 5/20/2019, which vested and settled on 6/1/2019, and (iii) PRUs that vested in FY19 and were settled in FY20.

(3)             The value realized upon vesting is based on the closing price of our common stock upon vesting in the case of RSUs and the closing price of our common stock on March 29, 2019 in the case of PRUs.

Non-Qualified Deferred Compensation in Fiscal 2019

The table below provides information on the non-qualified deferred compensation of the named executive officers for the fiscal year ended March 29, 2019.

	Non-Qualified Deferred Compensation
Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)
Gregory C. Clark	—	—	—	—	—
Nicholas R. Noviello	81,250	—	5,632	—	172,205
Amy L. Cappellanti-Wolf	—	—	—	—	—
Samir Kapuria	—	—	—	—	—
Scott C. Taylor	300,000	—	25,782	—	588,263

(1)             The amounts reflected include FY19 salary and the value of annual cash incentives earned under the FY19 EAIP. The salary portion of the amounts reflected above is included in the amount reported as “Salary” in the “Summary Compensation Table for FY19. The annual cash incentive portion of the amounts reflected above is included in the amount reported as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for FY19.

(2)             The amounts reflected are not included in the Summary Compensation Table for FY19. These amounts consist of dividends, interest and change in market value attributed to each executive officer’s entire account balance during FY19, which balance may include deferred compensation from previous periods. The amounts do not include the deferred compensation themselves. Such earnings were not preferential or above-market.

(3)             Includes the following amounts which previously were reported as compensation to the named executive officer in our Summary Compensation Table for fiscal years prior to FY19: Mr. Noviello: $81,250 and Mr. Taylor: $255,000.

In FY19, certain management employees on our U.S. payroll with a base salary of $180,000 or greater, including each of the named executive officers, were eligible to participate in the Symantec Corporation Deferred Compensation Plan. The plan provides for the opportunity for participants to defer up to 75% of base salary and 100% of variable pay each year and up to 100% of sales commissions as a separate election. Variable pay included annual incentive plan and commission payments. Deferral elections must be made prior to the beginning of a calendar year and cannot be revoked as of the day immediately prior to commencement of that year. Participants have the opportunity to elect each year whether to receive that year’s deferrals upon a specified date or upon termination of employment, and the form of payment elected will be honored regardless of a participant’s length of service.

The plan is “unfunded” and all deferrals are general assets of Symantec. Amounts deferred by each participant under the plan are credited to a bookkeeping account maintained on behalf of each participant. The bookkeeping account under the plan will then be adjusted based on the performance of the measurement funds that have been selected by the participant. The measurement funds available under the plan include the investment funds available under our 401(k) plan as well as additional asset classes. Each participant may change their measurement fund selections on a daily basis. The plan requires that benefits accumulated in the bookkeeping accounts for each participant not meeting a 5-year service requirement be distributed to the participant following his or her termination of employment with us for any reason. If a 5-year service requirement is met, accumulated benefits in the participant’s account will be distributed according to the participant’s designated payment election.

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

Potential Payments Upon Termination or Change-In-Control

Set forth below is a description of the plans and agreements (other than the Deferred Compensation Plan) that could result in potential payouts to our named executive officers in the case of their termination of employment and/or a change in control of Symantec. For information regarding potential payouts upon termination under the Deferred Compensation Plan, in which certain of executive officers participate, see “Non-Qualified Deferred Compensation in Fiscal 2019” above.

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

Symantec Executive Severance Plan

In April 2012, the Compensation Committee adopted the Symantec Executive Severance Plan to provide severance benefits to specified officers of Symantec, including our named executive officers, which was amended in fiscal 2016. The executive officers must meet certain criteria in order to participate in the plan, including, among other criteria, (i) the executive officer was involuntarily terminated from active employment other than for cause (as defined in the plan); (ii) the executive officer was not terminated due to the sale of a business, part of a business, divestiture or spin-off and offered employment upon terms and conditions substantially identical to those in effect immediately prior to such sale, divestiture or spin-off; and (iii) the executive officer is not entitled to severance under any other plan, fund, program, policy, arrangement or individualized written agreement providing for severance benefits that is sponsored or funded by Symantec.

Under the terms of the plan, the executive officer will receive severance payments equal to one times the sum of his or her base salary in effect at the time of his or her involuntary termination. The executive officer will also receive a one-time bonus of $15,000, minus taxes and other legally required deductions. The executive officer is also entitled to receive six months of outplacement services, including counseling and guidance. The executive officer is solely responsible for all COBRA premiums for his or her continuation coverage. In addition, the executive officer will receive an additional payment equivalent to 75% of the executive officer’s prorated target cash incentive award under the Executive Annual Incentive Plan in effect for such fiscal year to the executive officer who was terminated in the second half of such fiscal year and was employed in good standing for a minimum of six (6) months prior to his or her termination date. This payment was added to standardize benefits to all our executive officers and to be competitive with overall market practices.

Payment of severance payments, one-time bonus payment, outplacement services and 75% of the prorated target cash incentive award under the Executive Annual Incentive Plan pursuant to the Symantec Executive Severance Plan is subject to the applicable executive officer returning a release of claims against Symantec.

Amy L. Cappellanti-Wolf

The following table summarizes the value of the payouts to Ms. Cappellanti-Wolf pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 29, 2019 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $22.90 on March 29, 2019 minus the exercise price):

	Severance Pay ($)	Option Vesting($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	689,836	—	—	1,859,826
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	748,000	—	2,680,634	1,859,826
Termination Without Cause	689,836	—	2,680,634	1,859,826
Termination Due to Death or Disability	—	—	—	1,859,826

Samir Kapuria

The following table summarizes the value of the payouts to Mr. Kapuria pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 29, 2019 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $22.90 on March 29, 2019 minus the exercise price):

	Severance Pay ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	789,906	—	—	3,149,028
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	900,000	—	5,882,796	3,149,028
Termination Without Cause	789,906	—	5,882,796	3,149,028
Termination Due to Death or Disability	—	—	—	3,149,028

Scott C. Taylor

The following table summarizes the value of the payouts to Mr. Taylor pursuant to the Symantec Executive Retention Plan and the Symantec Executive Severance Plan, assuming a qualifying termination as of March 29, 2019 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $22.90 on March 29, 2019 minus the exercise price):

	Severance Pay ($)	Option Vesting($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination Because of Market Conditions or Division Performance	1,068,836	—	—	3,829,276
Termination Without Cause or Constructive Termination Within 12 Months of a Change of Control	1,200,000	—	2,766,088	3,829,276
Termination Without Cause	1,068,836	—	2,766,088	3,829,276
Termination Due to Death or Disability	—	—	—	3,829,276

Former Officers:

Gregory S. Clark

The following table summarizes the value of the payouts to Mr. Clark pursuant to Mr. Clark’s Employment Agreement, assuming a qualifying termination as of March 29, 2019 (intrinsic values of equity awards are based upon the closing price for a share of our common stock of $22.90 on March 29, 2019 minus the exercise price).

	Severance Pay ($)	COBRA Premiums ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination	2,000,000	20,031	—	3,790,062	—

Mr. Clark served as our President and CEO through May 9, 2019.   In connection with Mr. Clark’s departure, he and the Company entered into a separation agreement dated May 9, 2019.  Pursuant to the separation agreement, Mr. Clark was not entitled to and did not receive any payouts under his employment agreement. the Symantec Executive Retention Plan, the Symantec Executive Severance Plan or any other severance arrangement.

Nicholas R. Noviello

As discussed above, in connection with the CFO transition process announced in January 2019, we entered into the Transitions Services Agreement with Nicholas Noviello, which governed the payments Mr. Noviello would receive through the date of his departure, which was May 24, 2019. Under the Transition Services Agreement, Mr. Noviello was entitled to receive his base salary, continue to participate in the Company’s FY19 EAIP without regard to individual performance, continue to participate in Company benefit programs, and continue to vest in his outstanding restricted stock unit awards through the end of his transition period. Mr. Noviello was also entitled to vesting and settlement of his remaining 44,184 shares under his FY17 PRUs and was eligible to receive a portion of his awards under his FY18 PRUs and FY19 PRUs, subject to achievement of applicable performance metrics, upon the completion of the transition period or upon an earlier involuntary termination without cause, a constructive termination or his termination due to his death or disability, as if services ended at the end of the transition period, subject to a release of claims.

Following the completion of his transition period, or upon an earlier involuntary termination without cause, a constructive termination or termination due to death or disability, and subject to delivery of a release of claims, Mr. Noviello was entitled to receive severance payments and benefits consistent with the Company’s Executive Severance Plan, including a one-time lump sum payment of $665,000, six months of outplacement services and a lump sum payment equal to 75% of Mr. Noviello’s target cash incentive award under the FY19 EAIP payment, but only if it would be greater than the amount paid in the ordinary course as described above.

The following table summarizes the value of payments to Mr. Noviello in accordance with his Transition Services Agreement. The intrinsic values of equity awards set forth in the table below are based upon the closing price for a share of our common stock of $22.90 on March 29, 2019.

	Severance Pay ($)	Option Vesting ($)	RSU Vesting ($)	PRU Vesting ($)
Involuntary Termination	3,152,500	—	1,729,087	3,426,067

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the ratio of the annual total compensation of Mr. Clark, our former CEO, to the median of the annual total compensation of our employees. We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

Symantec is a global cybersecurity company and operates in 47 countries. As of the end of FY19, March 29, 2019, we employed 11,921 employees globally. Of our total workforce, approximately 46% was based in the United States and 54% was based outside of the United States as of the end of FY19. Our compensation programs and reward offerings are designed to reflect local market practices across our global operations.

Pay Ratio:

•                  Mr. Clark’s FY19 annual total compensation was $2,921,038, as reported in the “Total” column of the “2019 Summary Compensation Table” in this report.

•                  The FY19 annual total compensation of our median employee (other than our CEO) was $115,899.

•                  Based on this information, the pay ratio of the annual total compensation our CEO to the median of the annual total compensation of our employees is 25.2 to 1.

Identification of the Median Employee:

For purposes of identifying our median employee, we used our global employee population as of March 29, 2019, identified based on our global human resources system of record, inclusive of all regular employees employed by the company as of that date. We used total direct compensation as our consistently applied compensation measure. In this context, total direct compensation is the sum of the value of base salary or base wages earned, which has been annualized with respect to permanent employees, the annual incentive target amount or annual commission target amount in effect as of March 29, 2019, and the grant date fair value of all equity awards granted during FY19. Cash compensation figures were converted from local currency to U.S. dollars using the exchange rate the Company used for 2019 internal budgeting purposes. Symantec did not utilize the de minimis exemption to eliminate countries representing no more than 5% of our global population in the aggregate as allowed by SEC rules.

Director Compensation

The following table provides information for FY19 compensation for all of our current and former non-employee directors:

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)(4)		Total ($)
Susan P. Barsamian(5)	3,383	73,210	(6)	76,593
Frank E. Dangeard	85,018	274,982		360,000
Peter A. Feld(7)	16,071	174,108	(8)	190,179
Dale L. Fuller(7)	34,821	147,321		182,142
Kenneth Y. Hao	21	324,979	(9)	325,000
Richard S. Hill(5)	15,772	61,948		77,720
David W. Humphrey	21	324,979	(9)	325,000
Geraldine B. Laybourne(10)	80,018	274,982		355,000
David L. Mahoney	105,024	274,976		380,000
Robert S. Miller(10) (11)	120,639	124,635		245,274
Anita M. Sands	70,018	274,982		345,000
Daniel H. Schulman	195,018	274,982		470,000
V. Paul Unruh	95,018	274,982		370,000
Suzanne M. Vautrinot	70,018	274,982		345,000

(1)                Non-employee directors receive an annual retainer fee of $50,000 plus an additional annual fee of $15,000 (Compensation Committee and Nominating and Governance Committee) or $20,000 (Audit Committee) for membership on each committee. The chair of each committee receives an additional annual fee of $15,000 (Nominating and Governance Committee) or $25,000 (Audit Committee and Compensation Committee). The Lead Independent Director/Independent Chairman receives an annual fee of $100,000 (reduced to $75,000 for 2020).

(2)                Includes payments for fractional share(s) from stock awards granted to each non-employee director.

(3)                Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for awards granted during FY18.

(4)                Each non-employee director, other than Ms. Barsamian and Messrs. Feld, Fuller, Hill and Miller, was granted 12,320 RSUs on May 17, 2018, with a per-share fair value of $22.32 and an aggregate grant date fair value of $274,982.40. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above. No non-employee director had any outstanding stock awards as of March 29, 2019.

(5)                Ms. Barsamian and Mr. Hill were appointed to our Board on January 7, 2019 and received a pro-rated portion of non-employee director fees from the date of such director’s appointment on January 7, 2019 through the end of FY19. Ms. Barsamian and Mr. Hill were each granted 2,717 RSUs on February 5, 2019, with a per-share fair value of $22.80 and an aggregate grant date fair value of $61,947.60. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(6)                In lieu of cash, Ms. Barsamian elected to receive 100% of the pro-rated portion of her annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, Ms. Barsamian was granted 494 shares at a per share fair value of $22.80 and an aggregate grant date fair value of $11,263. The balance of Ms. Barsamian’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(7)                Messrs. Feld and Fuller were appointed to our Board on September 16, 2018 and each received pro-rated portions of such director’s non-employee director fees from the date of his appointment on September 16, 2018 through the end of FY19.  Messrs. Feld and Fuller were granted 6,764 RSUs on December 7, 2018, with a per-share fair value of $21.78 and an aggregate grant date fair value of $147,320. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(8)                In lieu of cash, Mr. Feld elected to receive 100% of the pro-rated portion of his annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, Mr. Feld was granted 1,229 shares at a per share fair value of $21.78 and an aggregate grant date fair value of $26,767. The balance of Mr. Feld’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(9)                In lieu of cash, Messrs. Hao and Humphrey each received 100% of his respective annual retainer fee of $50,000 in the form of our common stock. Accordingly, pursuant to the terms of the 2000 Director Equity Incentive Plan, each was granted 2,240 shares at a per share fair value of $22.32 and an aggregate grant date fair value of $49,997. The balance of each such director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above.

(10)            Ms. Laybourne and Mr. Miller served on the Board through December 3, 2018, the date of the Company’s 2019 Annual Meeting of Stockholders.

(11)            Mr. Miller’s non-employee director fees were prorated through December 3, 2018, the date of the Company’s 2019 Annual Meeting of Stockholders. Mr. Miller was granted 5,584 RSUs on May 17, 2018, with a per-share fair value of $22.32 and an aggregate grant date fair value of $124,635. The balance in director’s fee was paid in cash as reported in the “Fees Earned or Paid in Cash” column in the table above

The policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. Symantec does not pay employee directors for Board service in addition to their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from the Company. The Compensation Committee, which consists solely of independent directors, has the primary responsibility to review and consider any revisions to director compensation.

Director Stock Ownership Guidelines: Effective FY17, the Compensation Committee instituted the following stock ownership guidelines for our non-employee directors to better align our directors’ interests with those of our stockholders:

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

Symantec stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” on page 53 of this Annual Report.

Annual Fees: In accordance with the recommendation of the Compensation Committee, the Board determined the non-employee directors’ compensation for FY19 as follows.  In connection with its annual review of non-employee director fees, the Compensation Committee reduced the annual fee for Lead Independent Director/Independent Chairman from $100,000 in FY19 to $75,000 effective FY20.

•  $50,000 annual cash retainer;

•  $15,000 annual fee for committee membership ($20,000 for Audit Committee membership);

•  $25,000 annual fee for chairing a committee of the Board ($15,000 for chairing the Nominating and Governance Committee); and

•  $100,000 (reduced to $75,000 effective FY20) annual fee for the Lead Independent Director/Independent Chairman.

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

Annual Equity Awards. Pursuant to a Non-Employee Director Grant Policy adopted by our Board, each non-employee member of the Board receives an annual award of fully-vested restricted stock under the 2013 Equity Incentive Plan (the “2013 Plan”), having a fair market value on the grant date equal to a pre-determined dollar value, which was $275,000 for FY19.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of June 14, 2019 with respect to the beneficial ownership of Symantec common stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec common stock, (ii) each member of the Board (iii) the named executive officers of Symantec included in the Summary Compensation Table appearing on page 42 of this Annual Report and (iv) all current executive officers and directors of Symantec as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 617,076,272 shares of Symantec common stock outstanding as of June 14, 2019. Shares of common stock subject to stock options and restricted stock units vesting on or before August 14, 2019 (within 60 days of June 14, 2019) are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Symantec Corporation, 350 Ellis Street, Mountain View, California 94043.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

5% Beneficial Owners
T. Rowe Price Associates, Inc. (1)	94,325,069	15.3%
Vanguard Group Inc. (2)	66,828,879	10.8%
BlackRock, Inc. (3)	42,309,498	6.9%
Capital World Investors (4)	41,378,550	6.7%
Starboard Value LP (5)	36,000,796	5.8%
Total	280,842,792	45.5%

Directors and Named Executive Officers
Gregory S. Clark*(6)	5,964,117	1.0%
Nicholas R. Noviello*(7)	1,347,260	**
Scott C. Taylor	407,957	**
Samir Kapuria	244,781	**
Amy L. Cappellanti-Wolf	217,164	**
David L. Mahoney(8)	201,423	**
Daniel H. Schulman	170,989	**
Frank E. Dangeard	113,936	**
V. Paul Unruh(9)	101,711	**
Anita M. Sands	63,830	**
Kenneth Y. Hao(10)	60,670	**
David W. Humphrey	49,882	**
Dale L. Fuller	35,088	**
Suzanne M. Vautrinot(11)	32,269	**
Peter A. Feld(12)	24,685	**
Richard S. Hill(13)	20,110	**
Susan P. Barsamian(14)	19,903	**
Total	9,075,775	1.5%

Current Directors and Executive Officers
As a group (18 people) (15)	2,579,786	0.4%

*                    Former officer.

**                Less than 1%.

(1)                Based solely on a Schedule 13G/A filing made by T. Rowe Price Associates on February 14, 2019, reporting voting and dispositive power over the shares. This stockholder’s address is 100 E. Pratt Street, Baltimore, MD 21202.

(2)                Based solely on a Schedule 13G/A filing made by Vanguard Group Inc on February 13, 2019, reporting voting and dispositive power over the shares. This stockholder’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(3)                Based solely on a Schedule 13G/A filing made by the BlackRock, Inc. on February 6, 2019, reporting voting and dispositive power over the shares. This stockholder’s address is 55 East 52nd Street, New York, NY 10055.

(4)                Based solely on a Schedule 13G/A filing made by Capital World Investors on February 14, 2019, reporting voting and dispositive power over the shares. This stockholder’s address is 333 South Hope Street, Los Angeles, CA 90071.

(5)                Based solely on a Schedule 13D filing made by Starboard Value LP on February 7, 2019, reporting voting and dispositive power over the shares. This stockholder’s address is 777 Third Avenue, 18th Floor, New York, New York 10017. Mr. Feld is a Managing Member of Starboard Value LP and may be deemed to share voting and dispositive power over these shares.

(6)                Beneficial ownership data is current through Mr. Clark’s departure date of May 9, 2019 and includes 1,122,938 shares held by the Gregory S. Clark Living Trust for which Mr. Clark exercises voting and dispositive power and 3,604,101 shares subject to options that were fully exercisable as of his departure date.

(7)                Beneficial ownership data is current through Mr. Noviello’s departure date of May 24, 2019 and includes and 775,028 shares subject to options that were fully exercisable as of his departure date.

(8)                Includes 16,959 shares held by the Winnifred C. Ellis & David L. Mahoney Trust for which Mr. Mahoney exercises voting and dispositive power.

(9)                Shares held by the Unruh Family Living Trust for which Mr. Unruh exercises voting and dispositive power.

(10)            These securities are held by Mr. Hao for the benefit of Silver Lake Technology Management LLC, certain of its affiliates and certain of the funds they manage (“Silver Lake”) and pursuant to Mr. Hao’s arrangement with Silver Lake, upon the sale of these securities, the proceeds are expected to be remitted to Silver Lake.

(11)            Shares held by the William C. Keller and Suzanne Vautrinot Living Trust for which Ms. Vautrinot exercises voting and dispositive power.

(12)            Excludes 36,000,796 shares of common stock beneficially owned by Starboard Value LP and its affiliates. Mr. Feld is a Managing Member of Starboard Value LP and may be deemed to share voting and dispositive power over these shares.

(13)            Includes 3,954 shares issuable upon the settlement of Mr. Hill’s RSUs on July 1, 2019 and August 1, 2019.

(14)            Shares held by the S. Barsamian and W. Romans Revocable Trust for which Ms. Barsamian exercises voting and dispositive power.

(15)            Includes 10,000 shares held by Vincent Pilette, 155,429 shares held by the Pilette RSA Reserve of which 100% of shares are subject to forfeiture under the terms of the RSA agreement, and 620,477 shares held by the VPJW Revocable Trust for which Mr. Pilette exercises voting and dispositive power. Includes for Matthew C. Brown: 11,013 shares, 15,000 shares subject to fully exercisable options, and 3,468 shares issuable upon the settlement of RSUs on August 1, 2019. Arthur Gilliland does not hold any shares.

Symantec has adopted a policy that executive officers and members of the Board hold an equity stake in the Company. The policy requires each executive officer to hold a minimum number of shares of Symantec common stock. Newly appointed executive officers are not required to immediately establish their position but are expected to make regular progress to achieve it. The Nominating and Governance Committee reviews the minimum number of shares held by the executive officers and directors from time to time. The purpose of the policy is to more directly align the interests of our executive officers and directors with our stockholders. See “Stock Ownership Requirements” under the Compensation Discussion & Analysis section for a description of the stock ownership requirements applicable to our executive officers.

Equity Compensation Plan Information

The following table gives information about Symantec’s common stock that may be issued upon the exercise of options, warrants and rights under all of Symantec’s existing equity compensation plans as of March 29, 2019:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	21,941,509	(1)		60,284,856	(2)
Equity compensation plans not approved by security holders	—	(2)	—	—
Total	—		—	60,284,856	(2)

(1)                21,941,509 shares issuable upon settlement of RSUs and PRUs (at 100% of target) under the 2013 Plan.

(2)                Represents 41,480 shares remaining available for future issuance under Symantec’s 2000 Director Equity Incentive Plan, 35,773,529 shares remaining available for future issuance under Symantec’s 2008 Employee Stock Purchase Plan including shares subject to purchase during the purchase periods, which commenced on February 16, 2019 (the exact number of which will not be known until the purchase date on August 15, 2019), and 24,469,847 shares issuable for future grant under our 2013 Plan as of March 29, 2019. Excludes 4,516,146 shares issuable upon settlement of RSUs and PRUs (at target) that were assumed in connection with various acquisitions. Note, this does not include shares granted after March 29, 2019.

(3)                Excludes outstanding options to acquire 12,083,917 shares as of March 29, 2019 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $7.94 as of March 29, 2019. In connection with these acquisitions, Symantec has only assumed outstanding options and rights, but not the plan themselves, and therefore, no further options may be granted under these acquired-company plans.

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

Certain Related Person Transactions

Investments by Firms Affiliated with our Directors

On February 3, 2016, Symantec entered into an investment agreement with investment entities affiliated with Silver Lake, a private equity firm, relating to the issuance to Silver Lake of $500 million principal amount of 2.5% convertible unsecured notes, due in 2021. In connection with the investment, Kenneth Y. Hao, a managing partner and managing director of Silver Lake, was appointed to our Board.

On June 12, 2016, Symantec entered into an investment agreement with investment entities affiliated with Silver Lake and Bain Capital relating to the issuance of $1.25 billion aggregate principal amount of 2.0% convertible unsecured notes due in 2021. Pursuant to the investment agreement, Silver Lake has agreed to purchase $500 million aggregate principal amount of the notes, and Bain Capital, private equity firm of which David W. Humphrey is a managing director, has agreed to purchase $750 million aggregate principal amount of the notes. The transactions contemplated by this investment agreement closed concurrently with the closing of the Blue Coat acquisition on August 1, 2016. In connection with the investment, Mr. Humphrey was appointed to our Board.

The 2.5% convertible unsecured notes, due in 2021 (the “2.5% Notes”), bear interest at a rate of 2.5% per annum. The 2.0% convertible unsecured notes, due in 2021 (the “2.0% Notes” and, together with the 2.5% Notes, collectively, the “Notes”), bear interest at a rate of 2.0% per annum. Interest is payable semiannually in cash under the Notes. The initial conversion rate for the 2.5% Notes was 59.6341 shares of our common stock, and cash in lieu of fractional shares, per $1,000 principal amount of the 2.5% Notes, which was equivalent to an initial conversion price of approximately $16.77 per share of common stock. The initial conversion rate for the 2.0% Notes was 48.9860 shares of our common stock, and cash in lieu of fractional shares, per $1,000 principal amount of the 2.0% Notes, which was equivalent to an initial conversion price of approximately $20.41 per share of common stock. The conversion rates under the Notes are subject to customary anti-dilution adjustments. Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the Notes.

As of March 30, 2018, $1.75 billion in aggregate principal amount of the Notes was outstanding. During FY18, we paid an aggregate of $37.5 million in interest on the Notes.

Symantec also entered into a Registration Rights Agreement pursuant to which holders of the Notes have certain registration rights with respect to the Notes and the shares of our common stock issuable upon conversion of the Notes.

Reinvestment Agreements with our Executive Officers

On June 12, 2016, we entered into reinvestment agreements with our former CEO Mr. Clark and GSC-OZ Investment LLC, an entity controlled by Mr. Clark, pursuant to which the parties agreed to purchase, in the aggregate, 2,329,520 shares our common stock for an aggregate purchase price of $40,300,696. On August 1, 2016, we issued and sold these shares to Mr. Clark and GSC-OZ Investment LLC.

On June 12, 2016, we entered into a reinvestment agreement with each of Mr. Fey, our former President and COO, and Mr. Noviello, our former CFO, pursuant to which each of Mr. Fey and Mr. Noviello agreed not to transfer certain shares of common stock to be issued upon exercise of options held by Mr. Fey and Mr. Noviello. On August 1, 2017 these shares were released from transfer restrictions when our common stock achieved the specified volume weighted average trading price over a defined period as set forth in the agreements.

Transactions with Starboard Value LP

In September 2018, the Company entered into an agreement with Starboard Value LP and certain of its affiliates (collectively, “Starboard”) regarding, among other things, the membership and composition of the Board and committees thereof (the “Starboard Agreement”). Under the terms of the Starboard Agreement, the Company appointed Peter A. Feld and Dale L. Fuller to serve on the Board and agreed to nominate them for election to the Board at the Annual Meeting. The Starboard Agreement also provided that Robert S. Miller and Geraldine B. Laybourne would not stand for re-election as directors at the Annual Meeting and that, within 30 days after the Annual Meeting, the Company would appoint Richard S. “Rick” Hill to the Board and an additional director to the Board who would be selected by the then-appointed Board from a list of candidates mutually agreed by the Company and Starboard pursuant to the procedures described in the Starboard Agreement. On January 7, 2019, the Board appointed Mr. Hill and Sue Barsamian to the Board in accordance with this provision.  With respect to the Annual Meeting, Starboard has agreed to, among other things, vote all shares of the Company’s common stock beneficially owned by Starboard in favor of the Company’s director nominees and, subject to certain conditions, vote in accordance with the Board’s recommendations on all other proposals.

Pursuant to the Starboard Agreement, if at any time Starboard beneficially owns less than 3.0% of the Company’s then-outstanding common stock (the “Minimum Ownership Threshold”), Mr. Feld (or, if Mr. Feld is no longer serving on the Board, the substitute Starboard employee director who replaced Mr. Feld) will immediately resign from the Board. Furthermore, until the earlier of (x) 15 business days prior to the deadline for the submission of stockholder nominations for the 2019 Annual Meeting and (y) 90 days prior to the first anniversary of the Annual Meeting, for so long as Starboard satisfies the Minimum Ownership Threshold, Starboard also has certain additional rights to recommend or select substitute directors as provided in the Starboard Agreement.

Aircraft Lease Agreement

On November 9, 2017, the Company and Mr. Clark, our former CEO, entered into an Aircraft Lease Agreement (the “Aircraft Lease Agreement”) for the occasional lease by the Company of an aircraft owned by Mr. Clark. Under the Aircraft Lease Agreement, the Company will reimburse Mr. Clark for business travel on his aircraft at a rate of $2,500 per flight hour plus additional operating costs. The Nominating and Governance Committee of our Board of Directors approved the Aircraft Lease Agreement after completing a competitive analysis of comparable chartered aircraft rates, which showed that the reimbursement rate is at or below market rates for the charter of similar aircraft. The Nominating and Governance

Committee during FY18 also adopted a Company-wide Aircraft Usage Policy, which governs the approved business usage of corporate aircraft, including Mr. Clark’s, and set an annual cap on the amount of expenses to be incurred by the Company under the policy at two million dollars. During FY19, we incurred approximately $2 million in fees for the aircraft owned by Mr. Clark. Please see “Executive Compensation and Related Information — Summary Compensation Table” on page 42 for more information.

Board Independence

It is the policy of the Board and NASDAQ’s rules require that listed companies have a board of directors with at least a majority of independent directors, as defined under NASDAQ’s Marketplace Rules. Currently, each member of our Board, other than our interim Chief Executive Officer, Richard S. Hill, is an independent director, and all standing committees of the Board are composed entirely of independent directors, in each case under NASDAQ’s independence definition. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, the Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and our company with regard to each director’s business and other activities as they may relate to Symantec and our management. Based on this review and consistent with our independence criteria, the Board has affirmatively determined that the following current directors are independent: Sue Barsamian, Frank E. Dangeard, Peter A. Feld, Dale L. Fuller, Kenneth Y. Hao, David W. Humphrey, David L. Mahoney, Anita M. Sands, Daniel H. Schulman, V. Paul Unruh and Suzanne M. Vautrinot.

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

In addition to performing the audit of Symantec’s consolidated financial statements, KPMG provided various other services during FY19 and FY18. Symantec’s Audit Committee has determined that KPMG’s provisioning of these services, which are described below, does not impair KPMG’s independence from Symantec. The aggregate fees billed for FY19 and FY18 for each of the following categories of services are as follows:

Fees Billed to Symantec	FY19	FY18
Audit fees(1)	$12,464,329	$11,370,525
Audit related fees(2)	1,142,383	753,689
Tax fees(3)	161,685	469,449
All other fees(4)	0	311,000
Total fees	$13,768,398	$12,904,663

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 25th day of July 2019.

SYMANTEC CORPORATION

By	/s/ Vincent Pilette
Vincent Pilette
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.03	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.04	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X