Form 10-Q
period 2019-07-05
SYMANTEC CORP
filed 2019-08-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 5, 2019
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
(650) 527-8000
Former name or former address, if changed since last report:
Not Applicable
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Symantec common stock, $0.01 par value per share, outstanding as of July 31, 2019 was 618,031,627 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended July 5, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	July 5, 2019	March 29, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,532	$1,791
Short-term investments	162	252
Accounts receivable, net	438	708
Other current assets	429	435
Total current assets	2,561	3,186
Property and equipment, net	784	790
Operating lease assets	183	—
Intangible assets, net	2,137	2,250
Goodwill	8,449	8,450
Other long-term assets	1,255	1,262
Total assets	$15,369	$15,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$165
Accrued compensation and benefits	198	257
Current portion of long-term debt	494	491
Contract liabilities	2,211	2,320
Current operating lease liabilities	45	—
Other current liabilities	525	533
Total current liabilities	3,608	3,766
Long-term debt	3,964	3,961
Long-term contract liabilities	688	736
Deferred income tax liabilities	548	577
Long-term income taxes payable	1,078	1,076
Long-term operating lease liabilities	163	—
Other long-term liabilities	70	84
Total liabilities	10,119	10,200
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 617 and 630 shares issued and outstanding as of July 5, 2019 and March 29, 2019, respectively	4,701	4,812
Accumulated other comprehensive loss	(12)	(7)
Retained earnings	561	933
Total stockholders’ equity	5,250	5,738
Total liabilities and stockholders’ equity	$15,369	$15,938

(1)	Derived from audited financial statements.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	July 5, 2019	June 29, 2018
Net revenues	$1,247	$1,156
Cost of revenues	272	249
Gross profit	975	907
Operating expenses:
Sales and marketing	393	386
Research and development	241	237
General and administrative	108	133
Amortization of intangible assets	51	53
Restructuring, transition and other costs	25	96
Total operating expenses	818	905
Operating income	157	2
Interest expense	(49)	(52)
Other expense, net	—	(19)
Income (loss) from continuing operations before income taxes	108	(69)
Income tax expense (benefit)	82	(4)
Income (loss) from continuing operations	26	(65)
Income from discontinued operations	—	5
Net income (loss)	$26	$(60)

Income (loss) per share - basic:
Continuing operations	$0.04	$(0.10)
Discontinued operations	$—	$0.01
Net income (loss) per share - basic (1)	$0.04	$(0.10)

Income (loss) per share - diluted:
Continuing operations	$0.04	$(0.10)
Discontinued operations	$—	$0.01
Net income (loss) per share - diluted (1)	$0.04	$(0.10)

Weighted-average shares outstanding:
Basic	619	624
Diluted	642	624

(1) Net income (loss) per share may not add due to rounding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	July 5, 2019	June 29, 2018
Net income (loss)	$26	$(60)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(7)	(24)
Net unrealized gain on available-for-sale securities	1	—
Other comprehensive income from equity method investee	1	—
Other comprehensive loss, net of taxes	(5)	(24)
Comprehensive income (loss)	$21	$(84)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—	—	26	26
Other comprehensive loss	—	—	(5)	—	(5)
Common stock issued under employee stock incentive plans	16	37	—	—	37
Shares withheld for taxes related to vesting of restricted stock units	(3)	(57)	—	—	(57)
Repurchases of common stock	(26)	(190)	—	(351)	(541)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(47)	(47)
Stock-based compensation	—	99	—	—	99
Balance as of July 5, 2019	617	$4,701	$(12)	$561	$5,250

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 30, 2018	624	$4,691	$4	$328	$5,023
Cumulative effect from adoption of accounting standards	—	—	—	939	939
Net loss	—	—	—	(60)	(60)
Other comprehensive loss	—	—	(24)	—	(24)
Common stock issued under employee stock incentive plans	9	4	—	—	4
Shares withheld for taxes related to vesting of restricted stock units	(2)	(45)	—	—	(45)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(49)	(49)
Stock-based compensation	—	130	—	—	130
Balance as of June 29, 2018	631	$4,780	$(20)	$1,158	$5,918
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	July 5, 2019	June 29, 2018
OPERATING ACTIVITIES:
Net income (loss)	$26	$(60)
Income from discontinued operations	—	(5)
Adjustments:
Amortization and depreciation	158	152
Impairments of long-lived assets	3	4
Stock-based compensation expense	80	113
Deferred income taxes	(30)	(42)
Loss from equity interest	11	26
Other	13	(47)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	270	321
Accounts payable	(21)	19
Accrued compensation and benefits	(46)	(77)
Contract liabilities	(161)	(106)
Income taxes payable	72	(1)
Other assets	5	(5)
Other liabilities	(55)	39
Net cash provided by operating activities	325	331
INVESTING ACTIVITIES:
Purchases of property and equipment	(49)	(44)
Payments for acquisitions, net of cash acquired	—	(5)
Proceeds from maturities and sales of short-term investments	92	64
Other	(5)	(5)
Net cash provided by investing activities	38	10
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock incentive plans	37	4
Tax payments related to restricted stock units	(52)	(42)
Dividends and dividend equivalents paid	(51)	(60)
Repurchases of common stock	(559)	—
Net cash used in financing activities	(625)	(98)
Effect of exchange rate fluctuations on cash and cash equivalents	3	(16)
Change in cash and cash equivalents	(259)	227
Beginning cash and cash equivalents	1,791	1,774
Ending cash and cash equivalents	$1,532	$2,001

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019. The results of operations for the three months ended July 5, 2019 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three-month periods in this report relate to fiscal periods ended July 5, 2019 and June 29, 2018. The three months ended July 5, 2019 consisted of 14 weeks, whereas the three months ended June 29, 2018 consisted of 13 weeks. Our 2020 fiscal year consists of 53 weeks and ends on April 3, 2020.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of stand-alone selling price for performance obligations, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, valuation of stock-based compensation, and the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ significantly from these estimates, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the three months ended July 5, 2019, except for those noted in Note 2 and Note 4, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019.
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance on lease accounting which requires lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and also requires disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. Most prominent among the changes in the standard is the recognition of right-of-use (ROU) assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
On March 30, 2019, the first day of our fiscal 2020, we adopted the new guidance using the alternative modified retrospective transition method under which we continue to apply the legacy lease accounting guidance, including its disclosure requirements, in comparative periods prior to fiscal 2020. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard that allowed us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We currently do not have any finance leases. We combine the lease and non-lease components in determining the operating lease assets and liabilities.

The adoption of the new lease accounting standard resulted in the recognition of ROU assets and lease liabilities of $182 million and $209 million, respectively, as of March 30, 2019 related to our operating leases. The adoption of the standard also resulted in elimination of deferred rent liabilities of $17 million, as of March 30, 2019, which are now recorded as a reduction of the ROU assets. The standard did not have an impact on our consolidated statements of operations or statements of cash flows.
Recently issued authoritative guidance not yet adopted
Credit Losses. In June 2016, the FASB issued new authoritative guidance on credit losses which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, we will be required to use a new forward-looking “expected loss” model. Additionally, for available-for-sale debt securities with unrealized losses, we will measure credit losses in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for us in our first quarter of fiscal 2021. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements.
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
Note 3. Revenues
Timing of revenue recognition
The following table provides our revenue disaggregated by the timing of recognition:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Enterprise Security:
Products and services transferred at a point in time	$93	$99
Products and services transferred over time	$518	$457
Consumer Cyber Safety:
Products and services transferred at a point in time	$13	$12
Products and services transferred over time	$623	$588
Total
Products and services transferred at a point in time	$106	$111
Products and services transferred over time	$1,141	$1,045
Contract liabilities
Contract liabilities by segment were as follows:

(In millions)	July 5, 2019	March 29, 2019
Enterprise Security	$1,888	$2,002
Consumer Cyber Safety	1,011	1,054
Total	$2,899	$3,056

The amount of revenue recognized during the three months ended July 5, 2019 that was included within the contract liabilities balance at March 29, 2019 was $920 million. The amount of revenue recognized during the three months ended June 29, 2018 that was included within the contract liabilities balance at March 31, 2018 was $848 million.
Contract acquisition costs
During the three months ended July 5, 2019 and June 29, 2018, we recognized amortization expense of capitalized contract acquisition costs of $28 million and $23 million, respectively. There were no impairment losses recognized during the periods.

Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of July 5, 2019, we had $2,506 million of remaining performance obligations, which does not include Consumer Cyber Safety customer deposit liabilities of approximately $416 million. The approximate percentages expected to be recognized as revenue in the future are as follows:

	Total Remaining Performance Obligations	Percent Expected to be Recognized as Revenue
(In millions, except percentages)		0 - 12 Months	13 - 24 Months	25 - 36 Months	Over 36 Months
Enterprise Security	$1,911	65%	24%	9%	2%
Consumer Cyber Safety	595	95%	4%	1%	—%
Total	$2,506	72%	19%	7%	1%

Percentages may not add to 100% due to rounding.
Note 4. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2029. Our leases generally have terms that range from 1 year to 17 years for our facilities, 1 year to 6 years for equipment, and 1 year to 6 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.
We determine if an arrangement is a lease at inception. We have elected to not recognize a lease liability or right-of-use (ROU) asset for short-term leases (leases with a term of twelve months or less that do not include an option to purchase the underlying asset). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate we use to determine the present value of future payments is our incremental borrowing rate because the rate implicit in our leases is not readily determinable. Our incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. Our operating lease assets also include adjustments for prepaid lease payments, lease incentives and initial direct costs.
Certain lease contracts include obligations to pay for other services, such as operations and maintenance. We elected the practical expedient whereby we record all lease components and the related minimum non-lease components as a single lease component. Cash payments made for variable lease costs are not included in the measurement of our operating lease assets and liabilities. Many of our lease terms include one or more options to renew. We do not assume renewals in our determination of the lease term unless it is reasonably certain that we will exercise that option. Lease costs for minimum lease payments for operating leases is recognized on a straight-line basis over the lease term. Our lease agreements do not contain any residual value guarantees.
The following summarizes our lease costs for the three months ended July 5, 2019:

Three Months Ended
(In millions)	July 5, 2019
Operating lease costs	$15
Short-term lease costs	2
Variable lease costs	8
Total lease costs	$25

Rent expense under operating leases was $19 million for the three months ended June 29, 2018.
Other information related to our operating leases was as follows:

Three Months Ended
July 5, 2019
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	4.28%

See Note 6 for additional cash flow information related to our operating leases.

As of July 5, 2019, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2020	$39
2021	53
2022	43
2023	30
2024	26
Thereafter	42
Total lease payments	233
Less: Imputed interest	(25)
Present value of lease liabilities	$208

As of March 29, 2019, the minimum future rentals on non-cancelable operating leases by fiscal year, based on the previous lease accounting standard, were as follows:

(In millions)
2020	$55
2021	49
2022	40
2023	32
2024	26
Thereafter	42
Total minimum future lease payments	$244

Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(In millions)	Enterprise Security	Consumer Cyber Safety	Total
Balance as of March 29, 2019	$5,861	$2,589	$8,450
Translation adjustments	(1)	—	(1)
Balance as of July 5, 2019	$5,860	$2,589	$8,449

Intangible assets, net

	July 5, 2019			March 29, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,425	$(566)	$859	$1,425	$(515)	$910
Developed technology	1,039	(617)	422	1,039	(555)	484
Other	6	(2)	4	6	(2)	4
Total finite-lived intangible assets	2,470	(1,185)	1,285	2,470	(1,072)	1,398
Indefinite-lived trade names	852	—	852	852	—	852
Total intangible assets	$3,322	$(1,185)	$2,137	$3,322	$(1,072)	$2,250

Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Statements of Operations Classification
(In millions)	July 5, 2019	June 29, 2018
Customer relationships and other	$51	$53	Operating expenses
Developed technology	61	58	Cost of revenues
Total	$112	$111

As of July 5, 2019, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	July 5, 2019
Remainder of 2020	$335
2021	338
2022	275
2023	224
2024	110
Thereafter	3
Total	$1,285

Note 6. Supplementary Information (in millions)
Cash and cash equivalents:

	July 5, 2019	March 29, 2019
Cash	$270	$376
Cash equivalents	1,262	1,415
Total cash and cash equivalents	$1,532	$1,791

Other current assets:

	July 5, 2019	March 29, 2019
Prepaid expenses	$164	$162
Income tax receivable and prepaid income taxes	34	61
Value-added tax receivable and other tax receivables	76	69
Short-term deferred commissions	101	92
Other	54	51
Total other current assets	$429	$435

Property and equipment, net:

	July 5, 2019	March 29, 2019
Land	$65	$66
Computer hardware and software	1,181	1,159
Office furniture and equipment	122	118
Buildings	364	364
Leasehold improvements	379	372
Construction in progress	31	30
Total property and equipment, gross	2,142	2,109
Accumulated depreciation and amortization	(1,358)	(1,319)
Total property and equipment, net	$784	$790

Other long-term assets:

	July 5, 2019	March 29, 2019
Cost method investments	$186	$184
Equity method investment	22	32
Long-term income tax receivable and prepaid income taxes	43	34
Deferred income tax assets	833	830
Long-term deferred commissions	82	93
Other	89	89
Total other long-term assets	$1,255	$1,262

Short-term contract liabilities:

	July 5, 2019	March 29, 2019
Deferred revenue	$1,795	$1,815
Customer deposit liabilities	416	505
Total short-term contract liabilities	$2,211	$2,320

Long-term income taxes payable:

	July 5, 2019	March 29, 2019
Deemed repatriation tax payable	$638	$703
Uncertain tax positions (including interest and penalties)	440	373
Total long-term income taxes payable	$1,078	$1,076

Other expense, net:

	Three Months Ended
	July 5, 2019	June 29, 2018
Interest income	$10	$7
Loss from equity interest	(11)	(26)
Foreign exchange loss	(2)	(9)
Other	3	9
Other expense, net	$—	$(19)

Supplemental cash flow information:

	Three Months Ended
	July 5, 2019	June 29, 2018
Income taxes paid, net of refunds	$36	$21
Interest expense paid	$48	$49
Cash paid for amounts included in the measurement of operating lease liabilities	$18	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$13	$—
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$14	$13

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

	July 5, 2019			March 29, 2019
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Cash equivalents:
Money market funds	$1,064	$1,064	$—	$1,415	$1,415	$—
Certificates of deposit	198	—	198	—	—	—
Short-term investments:
Corporate bonds	161	—	161	251	—	251
Certificates of deposit	1	—	1	1	—	1
Total	$1,424	$1,064	$360	$1,667	$1,415	$252

The following table presents the contractual maturities of our investments in debt securities as of July 5, 2019:

(In millions)	Fair Value
Due in one year or less	$97
Due after one year through five years	65
Total	$162

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment and our long-term debt.
Non-marketable equity investments
As of July 5, 2019 and March 29, 2019, the carrying value of our non-marketable equity investments was $186 million and $184 million, respectively.
Equity method investment
Our investment in equity securities that is accounted for using the equity method is included in Other long-term assets in our Condensed Consolidated Balance Sheets and consists of our equity investment in DigiCert Parent Inc. (DigiCert) that had a carrying value of $22 million and $32 million at July 5, 2019 and March 29, 2019, respectively.
We recorded a loss from equity interests of $11 million and $26 million during the three months ended July 5, 2019 and June 29, 2018, respectively, in Other expense, net in our Condensed Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Condensed Consolidated Balance Sheets.
The following table summarizes financial data from DigiCert which was provided to us on a three-month lag:

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Revenue	$106	$66
Gross profit	$87	$53
Net loss	$(36)	$(82)

On July 9, 2019, DigiCert announced that Clearlake Capital Group, L.P. (Clearlake), a private investment firm, and TA Associates, an existing investor of DigiCert and a private equity firm, have reached a definitive agreement to make an investment in DigiCert. As a part of the transaction, Clearlake and TA will become equal partners in DigiCert. The transaction is expected to close in the second half of calendar year 2019, pending customary regulatory approvals and closing conditions.

Current and long-term debt
As of July 5, 2019 and March 29, 2019, the total fair value of our current and long-term fixed rate debt was $4,029 million and $3,964 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	July 5, 2019	March 29, 2019	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	$750	$750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	4,500	4,500
Less: Unamortized discount and issuance costs	(42)	(48)
Total debt	4,458	4,452
Less: current portion	(494)	(491)
Total long-term debt	$3,964	$3,961

(1)
The senior term facility bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and the underlying loan agreement. The interest rates for the outstanding senior term loan are as follows:

	July 5, 2019	March 29, 2019
Senior Term Loan A-5 due August 1, 2021	4.16%	4.24%

On or after March 4, 2020, holders of the 2.5% Convertible Senior Notes have the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Senior Notes. Therefore, as of July 5, 2019 and March 29, 2019, the principal amount and associated unamortized discount and issuance costs of the 2.5% Convertible Senior Notes were classified as Current portion of long-term debt in our Condensed Consolidated Balance Sheets.
As of July 5, 2019, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2020	$—
2021	1,250
2022	1,750
2023	400
2024	—
Thereafter	1,100
Total future maturities of debt	$4,500

Based on the closing price of our common stock of $25.00 on July 5, 2019, the if-converted value of our 2.5% Convertible Senior Notes exceeded the principal amount by approximately $245 million and the if-converted value of our 2.0% Convertible Senior Notes exceeded the principal amount by approximately $281 million.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Contractual interest expense	$10	$9
Amortization of debt discount and issuance costs	$4	$4

Revolving credit facility
We have an unsecured revolving credit facility to borrow up to $1.0 billion through May 10, 2021. Borrowings under the revolving facility bear interest at a floating rate of interest plus an applicable margin which is based on our senior unsecured credit agency rating. We are obligated to pay commitment fees on the daily amount of the unused commitment at a rate based on our debt ratings. As of July 5, 2019 and March 29, 2019, there were no borrowings outstanding under this revolving credit facility.
Debt Covenant compliance
The Senior Term Loan A-5 agreement contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of July 5, 2019, we were in compliance with all debt covenants.
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
To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, we conduct a program under which we may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. As of July 5, 2019 and June 29, 2018, the fair value of these contracts was insignificant. During the three months ended July 5, 2019, the net gain recognized in Accumulated other comprehensive income (loss) was insignificant.
We also enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of July 5, 2019 and June 29, 2018, the fair value of these contracts was insignificant. The related gain (loss) recognized in Other expense, net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Foreign exchange forward contracts loss	$—	$(36)

The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of July 5, 2019 and June 29, 2018.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	July 5, 2019	March 29, 2019
Net investment hedges
Foreign exchange forward contracts sold	$153	$116
Balance sheet contracts
Foreign exchange forward contracts purchased	$599	$963
Foreign exchange forward contracts sold	$215	$122

Note 10. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs consist primarily of severance, facilities, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. Such projects were completed by the end of fiscal 2019. In addition, transition costs include expenses associated with divestitures of our product lines.
Fiscal 2019 Plan
In August 2018, we announced a restructuring plan (the Fiscal 2019 Plan) under which we will initiate targeted reductions of up to approximately 8% of our global workforce. We estimate that we will incur total costs in connection with the Fiscal 2019

Plan of approximately $50 million, primarily for severance and termination benefits. These actions are expected to be completed in fiscal 2020. As of July 5, 2019, we have incurred costs of $47 million related to our Fiscal 2019 Plan.
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the Fiscal 2017 Plan), under which we reduced headcount and closed certain facilities. These actions were completed in fiscal 2019 at a cumulative cost of $289 million related to our Fiscal 2017 Plan.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs are presented in the table below:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Severance and termination benefit costs	$24	$12
Other exit and disposal costs	1	9
Asset write-offs	—	2
Transition costs	—	73
Total restructuring, transition and other costs	$25	$96

Note 11. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	July 5, 2019	June 29, 2018
Income (loss) before income taxes	$108	$(69)
Income tax expense (benefit)	$82	$(4)
Effective tax rate	76%	6%

Our effective tax rate for the three months ended July 5, 2019 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's recent holding in Altera Corp. v. Commissioner, various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction.
Our effective tax rate for the three months ended June 29, 2018 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and foreign derived intangible income deduction, partially offset by tax expense from certain intercompany transactions and various permanent differences.
On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner and concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner of the Internal Revenue Service appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court. As a result of this decision, we recorded a cumulative income tax expense of $62 million in three months ended July 5, 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.
The aggregate changes in the balance of gross unrecognized tax benefits for the three months ended July 5, 2019 were as follows:

Three Months Ended
(In millions)	July 5, 2019
Balance at beginning of year	$446
Lapse of statute of limitations	(13)
Increase related to prior period tax positions	62
Increase related to current year tax positions	16
Net increase	65
Balance at end of quarter	$511

As of July 5, 2019, $94 million of the gross unrecognized tax benefit was recorded in Deferred income tax liabilities and $417 million was recorded in Long-term income taxes payable.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $30 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 12. Stockholders' Equity
Dividends
On August 8, 2019, we announced a cash dividend of $0.075 per share of common stock to be paid in September 2019. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
During the three months ended July 5, 2019, we executed and settled repurchases of 25 million shares for $541 million in the open market at an average price of $21.85 per share. In addition, repurchases of 1 million shares executed during fiscal 2019 settled during the three months ended July 5, 2019. As of July 5, 2019, we had $507 million remaining under the authorization to be completed in future periods with no expiration date.
Accumulated other comprehensive loss
Components of Accumulated other comprehensive loss, net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Equity Method Investee	Total
Balance as of March 29, 2019	$(5)	$(1)	$(1)	$(7)
Other comprehensive income (loss) before reclassifications	(7)	1	1	(5)
Balance as of July 5, 2019	$(12)	$—	$—	$(12)

Note 13. Stock-Based Compensation
Stock-based compensation expense
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Cost of revenues	$5	$5
Sales and marketing	25	31
Research and development	35	39
General and administrative	15	38
Total stock-based compensation expense	$80	$113
Income tax benefit for stock-based compensation expense	$(15)	$(26)

The following table summarizes additional information related to our stock-based compensation:

	Three Months Ended
(In millions, except per grant data)	July 5, 2019	June 29, 2018
RSUs:
Weighted-average fair value per award granted	$19.39	$21.71
Awards granted	12	10
Total fair value of awards released	$174	$167
Outstanding and unvested	22	20
PRUs:
Weighted-average fair value per award granted	$19.21	$—
Awards granted	2	—
Total fair value of awards released	$26	$8
Outstanding and unvested at target payout	3	3
Stock options:
Weight-average fair value per award granted	$4.76	$—
Awards granted	2	—
Total intrinsic value of stock options exercised	$71	$7
Outstanding	8	13
Exercisable	6	11
Restricted stock:
Outstanding and unvested	1	1

Liability-classified awards settled in shares
For certain employees, we settled fiscal 2019 bonuses in approximately 1 million RSUs. These awards were granted and vested in the first quarter of fiscal 2020. As of July 5, 2019 and March 29, 2019, the total liability associated with liability-classified awards was $4 million and $22 million, respectively, which is presented in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets.
As of July 5, 2019, the total unrecognized stock-based compensation costs, net of estimated forfeitures, were as follows:

(In millions)	Unrecognized compensation cost	Weighted-average remaining years
RSUs	$327	2.2 years
PRUs	32	1.7 years
Options	18	1.3 years
Restricted stock	18	1.3 years
Liability-classified awards settled in shares	25	2.1 years
Employee stock purchase plan	10	0.6 years
Total	$430

Note 14. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the three months ended June 29, 2018, as there was a loss from continuing operations in the period and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	July 5, 2019	June 29, 2018
Income (loss) from continuing operations	$26	$(65)
Income from discontinued operations	—	5
Net income (loss)	$26	$(60)
Income (loss) per share - basic:
Continuing operations	$0.04	$(0.10)
Discontinued operations	$—	$0.01
Net income (loss) per share - basic (1)	$0.04	$(0.10)
Income (loss) per share - diluted:
Continuing operations	$0.04	$(0.10)
Discontinued operations	$—	$0.01
Net income (loss) per share - diluted (1)	$0.04	$(0.10)

Weighted-average shares outstanding - basic	619	624
Dilutive potentially issuable shares:
Convertible debt	10	—
Employee equity awards	13	—
Weighted-average shares outstanding - diluted	642	624

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	91
Employee equity awards	5	55
Total	5	146

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during the three months ended June 29, 2018 as there was a loss from continuing operations in the period.
Note 15. Segment and Geographic Information
We operate in the following two reportable segments, which are the same as our operating segments:

•
Enterprise Security. Our Enterprise Security segment focuses on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. See Note 17 to the Condensed Consolidated Financial Statements for additional information about the planned divestiture of our Enterprise Security business.

•
Consumer Cyber Safety. Our Consumer Cyber Safety segment focuses on providing cyber safety solutions under our Norton LifeLock brand to help consumers protect their devices, online privacy, identities, and home networks.

Operating segments are based upon the nature of our business and how our business is managed. Our Chief Operating Decision Makers (CODM), use our operating segment financial information to evaluate segment performance and to allocate resources.

There were no inter-segment sales for the periods presented. The following table summarizes the operating results of our reportable segments:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Total Segments:
Net revenues	$1,247	$1,156
Operating income	$375	$319
Enterprise Security:
Net revenues	$611	$556
Operating income	$39	$56
Consumer Cyber Safety:
Net revenues	$636	$600
Operating income	$336	$263

We do not allocate to our operating segments certain operating expenses that we manage separately at the corporate level and are not used in evaluating the results of, or in allocating resources to, our segments. These unallocated expenses consist primarily of stock-based compensation expense; amortization of intangible assets; restructuring, transition and other costs.
The following table provides a reconciliation of our total reportable segments’ operating income to our total operating income:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Total segment operating income	$375	$319
Reconciling items:
Stock-based compensation expense	80	113
Amortization of intangible assets	112	111
Restructuring, transition and other costs	25	96
Other	1	(3)
Total consolidated operating income from continuing operations	$157	$2

The following table summarizes net revenues by significant products and services categories:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Enterprise Security:
Endpoint and information protection	$261	$249
Network and web security	196	173
Other products and services	154	134
Total Enterprise Security	$611	$556
Consumer Cyber Safety:
Consumer security	$381	$369
Identity and information protection	255	231
Total Consumer Cyber Safety	636	600
Total net revenues	$1,247	$1,156

From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. Endpoint and information protection products include endpoint security, advanced threat protection, information protection solutions, and their related support services. Network and web security products include network security, web security, and cloud security solutions and their related support services. Other products and services primarily consist of email security products, managed security services, consulting, and other professional services.
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

Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Americas	$807	$734
EMEA	252	243
APJ	188	179
Total net revenues	$1,247	$1,156

The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $754 million and $688 million during the three months ended July 5, 2019 and June 29, 2018, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets, as of July 5, 2019 and March 29, 2019 were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	July 5, 2019	March 29, 2019
U.S.	$1,216	$1,544
International	478	499
Total cash, cash equivalent and short-term investments	$1,694	$2,043

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	July 5, 2019	March 29, 2019
U.S.	$661	$671
International (1)	123	119
Total property and equipment, net	$784	$790

(1)	No individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, were as follows:

(In millions)	July 5, 2019
U.S.	$95
India	22
Other international countries (1)	66
Total operating lease assets	$183

(1)	No other international country represented more than 10% of the respective totals.
Significant customers
In the three months ended July 5, 2019 and June 29, 2018, no customer accounted for more than 10% of our net revenues.
Customers, which are distributors, that accounted for over 10% of our net accounts receivable were as follows:

	July 5, 2019	March 29, 2019
Customer A	15%	16%
Customer B	11%	15%
Customer C	11%	N/A

Note 16. Commitments and Contingencies
Purchase obligations
As of July 5, 2019, we had purchase obligations of $1,107 million associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
Deemed repatriation taxes
As of July 5, 2019, we are required to pay a one-time transition tax of $703 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Tax Cuts and Jobs Act (H.R.1).
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In addition, our bylaws contain indemnification obligations to our directors, officers, employees, and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements, and we have not accrued any material liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
Litigation contingencies
SEC Investigation
As previously disclosed in our public filings, the Audit Committee of our Board of Directors (the Audit Committee) completed its internal investigation (the Audit Committee Investigation) in September 2018. In connection with the Audit Committee Investigation, we voluntarily contacted the U.S. Securities and Exchange Commission (SEC) in April 2018. The SEC commenced a formal investigation, and we continue to cooperate with that investigation. The outcome of such an investigation is difficult to predict. We have incurred, and will continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff was permitted to file a motion seeking leave to amend its claims. Plaintiff filed that motion on July 11, 2019 and defendants are opposing that motion.
Purported shareholder derivative lawsuits have been filed against Symantec and certain of our former officers and current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California, Delaware Chancery Court, and Delaware Superior Court, arising generally out of the same facts and circumstances as alleged in the securities class action and alleging claims for breach of fiduciary duty and related claims; these lawsuits include an action brought derivatively on behalf of Symantec’s 2008 Employee Stock Purchase Plan. The derivative actions are currently voluntarily stayed in light of the securities class action. No specific amount of damages has been alleged in these lawsuits. We have also received demands from purported stockholders to inspect corporate books and records under Delaware law. We will continue to incur legal fees in connection with these pending cases and demands, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, but there can be no assurance that we will be successful in any defense. If any of the lawsuits are decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations, and cash flows. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of these lawsuits or estimate the range of any potential loss.
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
Note 17. Subsequent Events
Fiscal 2020 Plan
On August 6, 2019, our Board of Directors approved a fiscal 2020 restructuring plan to improve productivity and reduce complexity in the way we manage the business. We expect to reduce net global headcount by approximately 7%. We also plan to downsize, vacate or close certain facilities and data centers in connection with the restructuring plan. We estimate that we will incur total costs in connection with the restructuring of approximately $100 million, approximately $75 million for severance and termination benefits and $25 million for site closures. These actions are expected to be completed in fiscal 2020.
Stock repurchase program
On August 6, 2019, our Board of Directors increased the share repurchase authorization to $1,600 million.
Planned divestiture of Enterprise Security business
On August 8, 2019, we entered into a definitive agreement to sell our Enterprise Security assets to Broadcom Inc. for $10.7 billion in cash and the assumption of certain liabilities. The divestiture of our Enterprise Security business will allow us to shift our operational focus to our Consumer Cyber Safety business. The transaction is expected to close before the end of calendar year 2019, subject to regulatory approvals and other customary closing conditions.

We are in the process of evaluating the transaction and its impact on our consolidated financial statements, including evaluating the resulting net gain and expenses that will be recognized, based on the terms of the definitive agreement. The Company's U.S. and foreign income taxes payable resulting from the transaction are estimated to range from $2.3 billion to $2.7 billion.

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
Our segments consist of:

•
Enterprise Security. Our Enterprise Security segment focuses on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. See Subsequent event below and Note 17 to the Condensed Consolidated Financial Statements for additional information about the planned divestiture of our Enterprise Security business.

•
Consumer Cyber Safety. Our Consumer Cyber Safety segment focuses on providing cyber safety solutions under our Norton LifeLock brand to help consumers protect their devices, online privacy, identities, and home networks.

Subsequent event
On August 8, 2019, we entered into a definitive agreement to sell our Enterprise Security assets to Broadcom Inc. for $10.7 billion in cash and the assumption of certain liabilities. The divestiture of our Enterprise Security business will allow us to shift our operational focus to our Consumer Cyber Safety business. The transaction is expected to close before the end of calendar year 2019, subject to regulatory approvals and other customary closing conditions. See Note 17 to the Condensed Consolidated Financial Statements for additional information about the planned divestiture of our Enterprise Security business.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The first quarter of fiscal 2020 consists of 14 weeks, whereas the first quarter of fiscal 2019 consisted of 13 weeks. Our 2020 fiscal year consists of 53 weeks and ends on April 3, 2020.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	July 5, 2019	June 29, 2018
Net revenues	$1,247	$1,156
Operating income	$157	$2
Net income (loss)	$26	$(60)
Net income (loss) per share - diluted	$0.04	$(0.10)
Cash provided by operating activities	$325	$331

	As Of
(In millions)	July 5, 2019	March 29, 2019
Cash, cash equivalents and short-term investments	$1,694	$2,043
Contract liabilities	$2,899	$3,056

•
Net revenues increased 8% primarily due to the favorable impact from the additional week in the first quarter of fiscal 2020 and higher revenue from our Enterprise Security segment products and services that are transferred over time.

•
Operating income increased $155 million primarily due to revenue recognized in the additional week in the first quarter of fiscal 2020, lower restructuring, transition and other expense, and lower stock-based compensation expense, partially offset by higher operating expenses recognized in the additional week in the first quarter of fiscal 2020.

•	Net income and net income per share increased primarily due to the higher operating income, partially offset by higher income tax expense.

•	Net cash provided by operating activities was relatively flat.

•	Cash, cash equivalents and short-term investments decreased by $349 million compared to March 29, 2019, primarily due to stock repurchases, partially offset by cash from operations.

•	Contract liabilities decreased $157 million compared to March 29, 2019, primarily due to lower billings than recognized revenue during the period.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 5, 2019.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 5, 2019	June 29, 2018
Net revenues	100%	100%
Cost of revenues	22	22
Gross profit	78	78
Operating expenses:
Sales and marketing	32	33
Research and development	19	21
General and administrative	9	12
Amortization of intangible assets	4	5
Restructuring, transition and other costs	2	8
Total operating expenses	66	78
Operating income	13	—
Interest expense	(4)	(4)
Other expense, net	—	(2)
Income (loss) from continuing operations before income taxes	9	(6)
Income tax expense (benefit)	7	—
Income (loss) from continuing operations	2	(6)
Income from discontinued operations	—	—
Net income (loss)	2%	(5)%

Percentages may not add due to rounding.

Net revenues

	Three Months Ended
(In millions, except for percentages)	July 5, 2019	June 29, 2018	Change in %
Net revenues	$1,247	$1,156	8%
Net revenues increased compared to the first quarter of fiscal 2019 primarily due to approximately $81 million of revenue from the additional week in the first quarter of fiscal 2020 and higher revenue from our Enterprise Security segment products and services that are transferred over time.
Net revenues by geographical region

	Three Months Ended
	July 5, 2019	June 29, 2018
Americas	65%	64%
EMEA	20%	21%
APJ	15%	15%

Percentages may not add to 100% due to rounding.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	July 5, 2019	June 29, 2018	Change in %
Cost of revenues	$272	$249	9%
Our cost of revenues increased primarily due to a $19 million increase in technical support costs.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	July 5, 2019	June 29, 2018	Change in %
Sales and marketing	$393	$386	2%
Research and development	241	237	2%
General and administrative	108	133	(19)%
Amortization of intangible assets	51	53	(4)%
Restructuring, transition and other costs	25	96	(74)%
Total operating expenses	$818	$905	(10)%
Sales and marketing expense increased $7 million primarily due to a $28 million increase in compensation expenses other than stock-based compensation, partially offset by a $20 million decrease in advertising and promotional expense.
Research and development expense increased $4 million primarily due to an $8 million increase in compensation expenses other than stock-based compensation.
General and administrative expense decreased $25 million primarily due to a $23 million decrease in stock-based compensation, partially offset by a $10 million increase in compensation expenses other than stock-based compensation.
The increase in compensation expenses other than stock-based compensation described above was primarily due to the additional week in the first quarter of fiscal 2020.
Restructuring, transition and other costs decreased $71 million primarily due to a $75 million decrease in transition related projects costs and an $8 million decrease in other exit and disposal costs, partially offset by a $12 million increase in severance.

Non-operating expense, net

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Interest expense	$(49)	$(52)
Interest income	10	7
Loss from equity interest	(11)	(26)
Foreign exchange loss	(2)	(9)
Other	3	9
Total non-operating expense, net	$(49)	$(71)
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	July 5, 2019	June 29, 2018
Income (loss) before income taxes	$108	$(69)
Income tax expense (benefit)	$82	$(4)
Effective tax rate	76%	6%
Our effective tax rate for the first quarter of fiscal 2020 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's recent holding in Altera Corp. v. Commissioner, various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings, the research and development tax credit and foreign derived intangible income deduction.
Our effective tax rate for the first quarter of fiscal 2019 differs from the federal statutory income tax rate primarily due to the benefits of lower-taxed international earnings, the research and development tax credit, and foreign derived intangible income deduction, partially offset by tax expense from certain intercompany transactions and various permanent differences.
On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner and concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner of the Internal Revenue Service appealed the Tax Court decision to the Ninth Circuit Court of Appeals (Ninth Circuit). In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court. As a result of this decision, we recorded a cumulative income tax expense of $62 million in the first quarter of fiscal 2020. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $30 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
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

Enterprise Security Segment

	Three Months Ended
(In millions, except for percentages)	July 5, 2019	June 29, 2018	Change in %
Net revenues	$611	$556	10%
Percentage of net revenues	49%	48%
Operating income	$39	$56	(30)%
Operating margin	6%	10%
Revenue increased $55 million primarily due to approximately $37 million of revenue from the additional week in the first quarter of fiscal 2020 and higher revenue from segment products and services that are transferred over time. Operating income decreased $17 million primarily due to higher compensation expenses, higher allocated corporate costs, and higher technical support costs, partially offset by higher revenue.
Consumer Cyber Safety Segment

	Three Months Ended
(In millions, except for percentages)	July 5, 2019	June 29, 2018	Change in %
Net revenues	$636	$600	6%
Percentage of net revenues	51%	52%
Operating income	$336	$263	28%
Operating margin	53%	44%
Revenue increased $36 million primarily due to approximately $44 million of revenue from the additional week in the first quarter of fiscal 2020. Operating income increased $73 million primarily due to higher revenue, lower advertising and promotion costs, and decreased allocated corporate costs.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our Consumer Cyber Safety segment:

	Three Months Ended
(In millions, except for per user amounts and percentages)	July 5, 2019	June 29, 2018
Average direct customer count	20.2	20.9
Direct average revenue per user (ARPU)	$8.83	$8.66
Average direct customer count presents the average of the total number of direct customers at the beginning and end of the fiscal quarter. We define direct customers as those customers in our Consumer Cyber Safety segment who have a direct billing relationship with us, including online acquisition and retention, affiliates, co-marketing, and original contract manufacturer channels.
ARPU is calculated as estimated direct customer revenues for the period divided by the average direct customer count for the same period, expressed as a monthly figure. For the first quarters of fiscal 2020 and 2019, we estimate direct customer net revenues to be $577 million and $544 million, respectively. To improve comparability, ARPU in the first quarter of fiscal 2020 has been normalized to exclude the impact of the extra week on direct revenues, which we estimate to be approximately $41 million. We monitor APRU because it helps us understand the rate at which we are monetizing our consumer customer base.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of July 5, 2019, we had cash, cash equivalents and short-term investments of $1.7 billion, of which $0.5 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
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
Planned divestiture of Enterprise Security business
On August 8, 2019, we entered into a definitive agreement to sell our Enterprise Security assets to Broadcom Inc. for $10.7 billion in cash and the assumption of certain liabilities. We are in the process of evaluating the transaction and its impact on our consolidated financial statements, including evaluating the resulting net gain and expenses that will be recognized, based on the terms of the definitive agreement. Our U.S. and foreign income taxes payable resulting from the transaction are estimated to range from $2.3 billion to $2.7 billion.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	July 5, 2019	June 29, 2018
Net cash provided by (used in):
Operating activities	$325	$331
Investing activities	$38	$10
Financing activities	$(625)	$(98)
Cash from operating activities
Our cash flows for the first quarter of fiscal 2020 reflected net income of $26 million adjusted by non-cash items, including amortization and depreciation of $158 million, and stock-based compensation of $80 million, compared to a net loss of $60 million adjusted by non-cash items, including amortization and depreciation of $152 million, and stock-based compensation of $113 million for the first quarter of fiscal 2019.
Changes in operating assets and liabilities in the first quarter of fiscal 2020 consisted primarily of the following:
Accounts receivable decreased $270 million due to seasonally higher collections than billings during the period. Days sales outstanding (DSO) decreased to 34 days in the first quarter of fiscal 2020, compared to 39 days in the first quarter of fiscal 2019. DSO is calculated by dividing ending accounts receivable by revenue per day for a given quarter.
Contract liabilities decreased $161 million primarily due to higher recognized revenue than billings during the period.
Cash from investing activities
Our investing activities in the first quarter of fiscal 2020 included cash proceeds from maturities and sales of short-term investments of $92 million partially offset by capital expenditures of $49 million, while our investing activities in the first quarter of fiscal 2019 included cash proceeds from maturities and sales of short-term investments of $64 million, partially offset by capital expenditures of $44 million.
Cash from financing activities
Our financing activities in the first quarter of fiscal 2020, we continued to execute our common stock repurchase program with repurchases of $559 million. In addition, during the period we made tax payments related to the vesting of equity awards of $52 million and payments of dividends and dividend equivalents of $51 million, compared to no common stock repurchases, tax payments related to the vesting of equity awards of $42 million and payments of dividends and dividend equivalents of $60 million in the first quarter of fiscal 2019.
Cash requirements
Debt - As of July 5, 2019, our total outstanding principal amount of indebtedness was $4.5 billion, summarized as follows. See Note 8 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	July 5, 2019
Senior Term Loans	$500
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$4,500

Debt covenant compliance. The Senior Term Loan A-5 agreement contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of July 5, 2019, we were in compliance with all debt covenants.
Dividends. On August 8, 2019, we announced a cash dividend of $0.075 per share of common stock to be paid in September 2019. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of July 5, 2019, the remaining balance of our stock repurchase authorization was $507 million and does not have an expiration date. On August 6, 2019, our Board of Directors increased the authorization to $1.6 billion. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Fiscal 2020 Restructuring Plan. On August 6, 2019, our Board of Directors approved a fiscal 2020 restructuring plan to improve productivity and reduce complexity in the way we manage the business. We expect to reduce net global headcount by approximately 7%. We also plan to downsize, vacate or close certain facilities and data centers in connection with the restructuring plan. We estimate that we will incur total costs in connection with the restructuring of approximately $100 million, approximately $75 million for severance and termination benefits and $25 million for site closures. These actions are expected to be completed in fiscal 2020.
Contractual obligations
The following is a schedule of our significant contractual obligations as of July 5, 2019:

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$4,500	$—	$3,400	$—	$1,100
Interest payments on debt (1)	560	163	232	110	55
Purchase obligations (2)	1,107	663	306	128	10
Deemed repatriation taxes (3)	703	65	260	378	—
Operating leases (4)	233	52	92	52	37
Total	$7,103	$943	$4,290	$668	$1,202

(1)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of July 5, 2019. See Note 8 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facility.

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

(3)	These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Tax Cuts and Jobs Act (H.R.1) which may be paid in installments through July 2025.

(4)
We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. See Note 4 to the Condensed Consolidated Financial Statements for further information on leases.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of July 5, 2019 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $440 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 11 to the Condensed Consolidated Financial Statements for further information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first quarter of fiscal 2020, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2019.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The announcement and pendency of the sale of our Enterprise Security assets, whether or not completed, may adversely affect our Enterprise Security and our Cyber Safety Security segment.
On August 8, 2019, we entered into a definitive agreement to sell our Enterprise Security assets to Broadcom Inc. for $10.7 billion in cash and assumption of certain liabilities (the Sale). The announcement and pendency of the Sale may adversely affect the trading price of our outstanding securities, our business or our relationships with customers, contract manufacturers, suppliers, business partners and employees. Third parties may be unwilling to enter into material agreements with respect to the Enterprise Security business or the Cyber Safety Security business. New or existing customers, suppliers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the Enterprise Security business or the Cyber Safety Security business may become concerned about the future of the Enterprise Security or the Cyber Safety Security business, as applicable, and lose focus or seek other employment. In addition, while the completion of the Sale is pending, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.
If we fail to complete the sale of our Enterprise Security assets, our business and financial performance may be adversely affected.
The completion of the Sale is subject to the satisfaction or waiver of various conditions, which may not be satisfied in a timely manner or at all. If the Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Sale. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale, and we will have incurred significant third-party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.
In addition, if the Sale is not completed, our Board of Directors, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic options including, but not limited to, continuing to operate the Enterprise Security business for the foreseeable future or an alternative sale transaction relating to the Enterprise Security business or the Cyber Safety Security business. An alternative sale transaction, if available, may yield lower consideration than the proposed Sale, be on less favorable terms and conditions than those contained in the agreement and involve significant delay.
Finally, if the Sale is not completed, the announcement of the termination of the definitive agreement may adversely affect our relationships with customers, suppliers, business partners and employees, which could affect our ability to effectively operate the Enterprise Security business or the Cyber Safety Security business which could have further adverse effects on our business, results of operations and the trading price of our outstanding securities.
If the sale of our Enterprise Security assets is completed, we will no longer be engaged in the Enterprise Security business and our future results of operations will be dependent solely on the Cyber Safety Security business and differ materially from our previous results.
The Enterprise Security business generated approximately 49% of our total revenue for fiscal 2019, and approximately 53% of our total revenue for fiscal 2018. Accordingly, if the Sale is completed, our future financial results will differ materially from our previous results. In addition, if the Sale is completed, our future financial results will be dependent solely on our Cyber Safety Security business. Any downturn in our Cyber Safety Security business following the closing of the Sale could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our outstanding securities.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures has widely varied and have resulted in significant changes to our executive leadership team. For example, we have initiated a Chief Executive Officer transition process, and appointed an interim President and Chief Executive Officer. Additionally, our Chief Operating Officer resigned in November 2018 and, as previously disclosed, we recently appointed a new Chief Financial Officer. Although we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results.
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
As of July 5, 2019, we had an aggregate of $4.5 billion of outstanding indebtedness that will mature in calendar years 2020 through 2025, including approximately $4.0 billion in aggregate principal amount of existing convertible or senior notes and $0.5 billion of outstanding term loans under our senior credit facility, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of July 5, 2019, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchase of equity securities

Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of July 5, 2019, we have $507 million remaining authorized to be completed in future periods with no expiration date. Additionally, on August 6, 2019, our Board of Directors increased the share repurchase authorization to $1.6 billion. Stock repurchases during the three months ended July 5, 2019, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2019 to April 26, 2019	9	$23.89	9	$845
April 27, 2019 to May 31, 2019	16	$20.78	16	$507
June 1, 2019 to July 5, 2019	—	$—	—	$507
Total number of shares repurchased	25	$21.85	25

(1) The number of shares purchased is reported on trade date. Repurchases of 1 million shares executed during fiscal 2019 settled during the three months ended July 5, 2019.
Item 5. Other Information
Our Board of Directors has rescheduled our 2019 Annual Meeting of Stockholders, or the 2019 Annual Meeting, to December 4, 2019 from the date disclosed in our annual report on Form 10-K for the annual period ended March 29, 2019. The record date, time and location of the 2019 Annual Meeting will be as set forth in our proxy statement for the 2019 Annual Meeting.
Stockholders are advised that the deadlines set forth under the captions “Stockholder Proposals for Nominees” and  “Stockholder Proposals to be Presented at the Next Annual Meeting” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on October 29, 2018, continue to apply since the date of the 2019 Annual Meeting does not vary by more than 30 calendar days from the anniversary of the 2018 Annual Meeting of Stockholders.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	8-K	000-17781	2.01	08/08/2019
10.01*	FY20 Executive Annual Incentive Plan - Chief Executive Officer.					X
10.02*	FY20 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.					X
10.03*	Form of FY20 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan					X
10.04*	Form of Amended and Restated Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan					X
10.05*	Separation Agreement between Symantec Corporation and Gregory Clark dated May 7, 2019.	8-K	000-17781	10.01	05/09/2019
10.06*	Offer Letter with Vincent Pilette dated April 26, 2019	8-K	000-17781	10.02	05/09/2019
10.07*	Employment Agreement, dated May 24, 2019, between Symantec Corporation and Richard S. Hill.	8-K	000-17781	10.01	05/28/2019
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Richard S. Hill
Richard S. Hill Interim President, Chief Executive Officer and Director

By:	/s/ Vincent Pilette
Vincent Pilette Executive Vice President and Chief Financial Officer

August 9, 2019