Form 10-Q
period 2019-10-04
NortonLifeLock Inc.
filed 2019-11-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 4, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to
Commission File Number 000-17781
 NortonLifeLock Inc.
(Exact name of the registrant as specified in its charter)

Delaware				77-0181864
(State or other jurisdiction of incorporation or organization)				(I.R.S. employer Identification no.)

60 E. Rio Salado Parkway,	Suite 1000,	Tempe,	Arizona	85281
(Address of principal executive offices)				(Zip code)
Registrant’s telephone number, including area code:
(650) 527-8000
Former name or former address, if changed since last report:
Symantec Corporation
350 Ellis Street, Mountain View, California, 94043
  ________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol(s)	Name of each exchange on which registered
Common Stock,	par value $0.01 per share	NLOK	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of October 30, 2019 was 623,004,728 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended October 4, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	October 4, 2019	March 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,697	$1,791
Short-term investments	134	252
Accounts receivable, net	593	708
Other current assets	289	286
Current assets of discontinued operations	7,047	149
Total current assets	9,760	3,186
Property and equipment, net	676	718
Operating lease assets	154	—
Intangible assets, net	1,146	1,202
Goodwill	2,675	2,677
Other long-term assets	1,818	1,163
Long-term assets of discontinued operations	—	6,992
Total assets	$16,229	$15,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120	$165
Accrued compensation and benefits	219	257
Current portion of long-term debt	1,245	491
Contract liabilities	990	1,032
Current operating lease liabilities	36	—
Other current liabilities	514	524
Current liabilities of discontinued operations	1,932	1,297
Total current liabilities	5,056	3,766
Long-term debt	3,219	3,961
Long-term contract liabilities	26	27
Deferred income tax liabilities	538	577
Long-term income taxes payable	1,069	1,076
Long-term operating lease liabilities	137	—
Other long-term liabilities	72	80
Long-term liabilities of discontinued operations	—	713
Total liabilities	10,117	10,200
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 623 and 630 shares issued and outstanding as of October 4, 2019 and March 29, 2019, respectively	4,816	4,812
Accumulated other comprehensive loss	(2)	(7)
Retained earnings	1,298	933
Total stockholders’ equity	6,112	5,738
Total liabilities and stockholders’ equity	$16,229	$15,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Net revenues	$608	$612	$1,258	$1,224
Cost of revenues	100	116	200	226
Gross profit	508	496	1,058	998
Operating expenses:
Sales and marketing	189	175	374	373
Research and development	86	105	188	214
General and administrative	92	101	188	220
Amortization of intangible assets	21	20	41	40
Restructuring, transition and other costs	17	52	30	137
Total operating expenses	405	453	821	984
Operating income	103	43	237	14
Interest expense	(46)	(52)	(95)	(104)
Other expense, net	(2)	(23)	(2)	(38)
Income (loss) from continuing operations before income taxes	55	(32)	140	(128)
Income tax expense	20	30	70	6
Income (loss) from continuing operations	35	(62)	70	(134)
Income from discontinued operations, net of taxes	750	54	741	66
Net income (loss)	$785	$(8)	$811	$(68)

Income (loss) per share - basic:
Continuing operations	$0.06	$(0.10)	$0.11	$(0.21)
Discontinued operations	$1.21	$0.09	$1.20	$0.11
Net income (loss) per share - basic (1)	$1.27	$(0.01)	$1.31	$(0.11)

Income (loss) per share - diluted:
Continuing operations	$0.05	$(0.10)	$0.11	$(0.21)
Discontinued operations	$1.16	$0.09	$1.15	$0.11
Net income (loss) per share - diluted (1)	$1.22	$(0.01)	$1.26	$(0.11)

Weighted-average shares outstanding:
Basic	620	630	619	627
Diluted	644	630	643	627

(1) Net income per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Net income (loss)	$785	$(8)	$811	$(68)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	9	1	2	(23)
Net unrealized gain on available-for-sale securities	1	—	2	—
Other comprehensive income from equity method investee	—	2	1	2
Other comprehensive loss, net of taxes	10	3	5	(21)
Comprehensive income (loss)	$795	$(5)	$816	$(89)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share amounts)

Three months ended October 4, 2019	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 5, 2019	617	$4,701	$(12)	$561	$5,250
Net income	—	—	—	785	785
Other comprehensive loss	—	—	10	—	10
Common stock issued under employee stock incentive plans	6	51	—	—	51
Shares withheld for taxes related to vesting of restricted stock units	—	(7)	—	—	(7)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(48)	(48)
Stock-based compensation	—	71	—	—	71
Balance as of October 4, 2019	623	$4,816	$(2)	$1,298	$6,112

Six months ended October 4, 2019	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—		811	811
Other comprehensive loss	—	—	5	—	5
Common stock issued under employee stock incentive plans	22	88	—	—	88
Shares withheld for taxes related to vesting of restricted stock units	(3)	(64)	—	—	(64)
Repurchases of common stock	(26)	(190)	—	(351)	(541)
Cash dividends declared ($0.15 per share of common stock) and dividend equivalents accrued	—	—	—	(95)	(95)
Stock-based compensation	—	170	—	—	170
Balance as of October 4, 2019	623	$4,816	$(2)	$1,298	$6,112

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share amounts)

Three months ended September 28, 2018	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 29, 2018	631	$4,780	$(20)	$1,158	$5,918
Net loss	—	—	—	(8)	(8)
Other comprehensive income	—	—	3	—	3
Common stock issued under employee stock incentive plans	1	2	—	—	2
Shares withheld for taxes related to vesting of restricted stock units	—	(8)	—	—	(8)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(50)	(50)
Stock-based compensation	—	93	—	—	93
Balance as of September 28, 2018	632	$4,867	$(17)	$1,100	$5,950

Six months ended September 28, 2018	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 30, 2018	624	$4,691	$4	$328	$5,023
Cumulative effect from adoption of accounting standards	—	—	—	939	939
Net loss	—	—	—	(68)	(68)
Other comprehensive loss	—	—	(21)	—	(21)
Common stock issued under employee stock incentive plans	10	6	—	—	6
Shares withheld for taxes related to vesting of restricted stock units	(2)	(53)	—	—	(53)
Cash dividends declared ($0.15 per share of common stock) and dividend equivalents accrued	—	—	—	(99)	(99)
Stock-based compensation	—	223	—	—	223
Balance as of September 28, 2018	632	$4,867	$(17)	$1,100	$5,950
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	October 4, 2019	September 28, 2018
OPERATING ACTIVITIES:
Net income (loss)	$811	$(68)
Adjustments:
Amortization and depreciation	251	305
Impairments of long-lived assets	4	7
Stock-based compensation expense	150	210
Deferred income taxes	(707)	3
Loss from equity interest	22	60
Other	30	(42)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	111	286
Accounts payable	(32)	(12)
Accrued compensation and benefits	(20)	(81)
Contract liabilities	(129)	(116)
Income taxes payable	5	(67)
Other assets	(5)	55
Other liabilities	15	31
Net cash provided by operating activities	506	571
INVESTING ACTIVITIES:
Purchases of property and equipment	(76)	(95)
Payments for acquisitions, net of cash acquired	—	(17)
Proceeds from maturities and sales of short-term investments	120	99
Other	(5)	(7)
Net cash provided by (used in) investing activities	39	(20)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock incentive plans	88	6
Tax payments related to restricted stock units	(65)	(53)
Dividends and dividend equivalents paid	(98)	(110)
Repurchases of common stock	(559)	—
Net cash used in financing activities	(634)	(157)
Effect of exchange rate fluctuations on cash and cash equivalents	(5)	(21)
Change in cash and cash equivalents	(94)	373
Beginning cash and cash equivalents	1,791	1,774
Ending cash and cash equivalents	$1,697	$2,147

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies
Recent Corporate Name Change
In connection with the sale of certain assets of our Enterprise Security business as disclosed in Basis of presentation below, effective November 4, 2019, we changed our corporate name from Symantec Corporation to NortonLifeLock Inc.
Basis of presentation
On August 8, 2019, we entered into a definitive agreement with Broadcom Inc. (Broadcom) under which Broadcom agreed to purchase certain of our Enterprise Security assets and assume certain liabilities for a purchase price of $10.7 billion (the Broadcom sale). On November 4, 2019, we completed the transaction. The divestiture of our Enterprise Security business allows us to shift our operational focus to our consumer business and represents a strategic shift in our operations. As a result, the majority of results of our Enterprise Security business were classified as discontinued operations in our Condensed Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. Starting in the second quarter of fiscal 2020, we operate in one reportable segment. The Enterprise Security business was part of our Enterprise Security segment. Results of discontinued operations include all revenues and expenses directly derived from the Enterprise Security business, with the exception of revenues and associated costs of our ID Analytics solutions, which were formerly included in the Enterprise Security segment, and general corporate overhead which were previously allocated to the Enterprise Security segment but are not allocated to discontinued operations. These revenues and expenses are now included in continuing operations. The assets acquired and liabilities to be sold to Broadcom, as specified in the August 8, 2019 definitive agreement, were classified as discontinued operations in our Condensed Consolidated Balance Sheets, subject to changes set forth in the agreement. See Notes 3 and 18 for additional information about the divestiture of our Enterprise Security business.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019. The results of operations for the six months ended October 4, 2019 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six-month periods in this report relate to fiscal periods ended October 4, 2019 and September 28, 2018. The three and six months ended October 4, 2019 consisted of 13 and 27 weeks, respectively, whereas the three and six months ended September 28, 2018 consisted of 13 and 26 weeks, respectively. Our 2020 fiscal year consists of 53 weeks and ends on April 3, 2020.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the six months ended October 4, 2019, except for those noted in Note 2 and Note 5, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019.

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
Note 3. Discontinued Operations
On August 8, 2019, we entered into a definitive agreement with Broadcom under which Broadcom agreed to purchase certain of our Enterprise Security assets and assume certain liabilities for a purchase price of $10.7 billion.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities sold under the definitive agreement with Broadcom:

(In millions)	October 4, 2019	March 29, 2019
Assets:
Current assets	$147	$149
Intangible assets, net	934	1,048
Goodwill	5,772	5,773
Other long-term assets	194	171
Total assets of discontinued operations	$7,047	$7,141
Liabilities:
Current contract liabilities	$1,224	$1,288
Other current liabilities	22	9
Long-term contract liabilities	671	709
Other long-term liabilities	15	4
Total liabilities of discontinued operations	$1,932	$2,010

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Net revenues	$576	$567	$1,173	$1,116
Operating income	$113	$63	$136	$99
Income before income taxes	$113	$63	$137	$95
Income tax expense (benefit)	$(637)	$9	$(604)	$29
Income from discontinued operations, net of taxes	$750	$54	$741	$66

Our discontinued operations consist of our divested Enterprise Security assets and also includes results of our previously divested Veritas information management business (Veritas). There was no income from Veritas during the three and six months ended October 4, 2019. Revenue from Veritas was $4 million and $9 million during the three and six months ended September 28, 2018. Income from Veritas, net of taxes was $0 million and $5 million during the three and six months ended September 28, 2018.
We recorded a $665 million tax benefit in discontinued operations during the three and six months ended October 4, 2019 to remeasure the deferred tax assets associated with the tax basis of intellectual property held by our subsidiaries organized in Ireland. We previously expected to recover the tax basis through normal operation of our Enterprise business, which is taxed at the Irish trading rate of 12.5%. We now expect to recover the tax basis through the sale of certain assets of the Enterprise business, which will be taxed at the Irish capital gains tax rate of 33%.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Six Months Ended
(In millions)	October 4, 2019	September 28, 2018
Amortization and depreciation	$123	$182
Stock-based compensation expense	$95	$122
Purchases of property and equipment	$29	$16

See Note 18 for more information regarding the completion of the sale that occurred on November 4, 2019.
Note 4. Revenues
Timing of revenue recognition
The following table provides our revenue disaggregated by the timing of recognition:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Products and services transferred at a point in time	$12	$12	$25	$24
Products and services transferred over time	$596	$600	$1,233	$1,200
Contract liabilities
The amount of revenue recognized during the three and six months ended October 4, 2019 that was included within the contract liabilities balance at July 5, 2019 and March 29, 2019 was $427 million and $767 million, respectively. The amount of revenue recognized during the three and six months ended September 28, 2018 that was included within the contract liabilities balance at June 29, 2018 and March 31, 2018 was $443 million and $766 million, respectively.
Contract acquisition costs
We recognized amortization expense of capitalized contract acquisition costs of $1 million and $3 million during the three and six months ended October 4, 2019, respectively, and $1 million and $2 million during the three and six months ended September 28, 2018, respectively. There were no impairment losses recognized during the periods.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of October 4, 2019, we had $626 million of remaining performance obligations, which does not include customer deposit liabilities of $390 million, of which we expect to recognize approximately 96% as revenue over the next twelve months.

Note 5. Leases
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
We determine if an arrangement is a lease at inception. We have elected to not recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less that do not include an option to purchase the underlying asset). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate we use to determine the present value of future payments is our incremental borrowing rate because the rate implicit in our leases is not readily determinable. Our incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. Our operating lease assets also include adjustments for prepaid lease payments, lease incentives and initial direct costs.
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
The following summarizes our lease costs:

	Three Months Ended	Six Months Ended
(In millions)	October 4, 2019	October 4, 2019
Operating lease costs	$10	$22
Short-term lease costs	2	4
Variable lease costs	5	11
Total lease costs	$17	$37

Rent expense under operating leases was $18 million and $37 million for the three and six months ended September 28, 2018, respectively.
Other information related to our operating leases was as follows:

Six Months Ended
October 4, 2019
Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	4.14%

See Note 7 for additional cash flow information related to our operating leases.
As of October 4, 2019, the maturities of our lease liabilities, excluding lease liabilities associated with our discontinued operations, by fiscal year are as follows:

(In millions)
Remainder of 2020	$21
2021	42
2022	36
2023	27
2024	26
Thereafter	42
Total lease payments	194
Less: Imputed interest	(21)
Present value of lease liabilities	$173

As of March 29, 2019, the minimum future rentals on non-cancelable operating leases, including leases associated with our discontinued operations and based on the previous lease accounting standard, by fiscal year were as follows:

(In millions)
2020	$55
2021	49
2022	40
2023	32
2024	26
Thereafter	42
Total minimum future lease payments	$244

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of March 29, 2019	$2,677
Translation adjustments	(2)
Balance as of October 4, 2019	$2,675

Intangible assets, net

	October 4, 2019			March 29, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$541	$(208)	$333	$541	$(168)	$373
Developed technology	143	(76)	67	143	(61)	82
Other	4	(2)	2	6	(3)	3
Total finite-lived intangible assets	688	(286)	402	690	(232)	458
Indefinite-lived trade names	744	—	744	744	—	744
Total intangible assets	$1,432	$(286)	$1,146	$1,434	$(232)	$1,202

Goodwill and intangible assets to be disposed of as a result of our agreement with Broadcom to sell certain assets of Enterprise Security business were included in assets of discontinued operations in our Condensed Consolidated Balance Sheets as of October 4, 2019 and March 29, 2019, and accordingly, are excluded from the tables above.
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Statements of Operations Classification
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Customer relationships and other	$21	$20	$41	$40	Operating expenses
Developed technology	8	8	15	14	Cost of revenues
Total	$29	$28	$56	$54

As of October 4, 2019, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2020	$54
2021	106
2022	99
2023	78
2024	64
Thereafter	1
Total	$402

Note 7. Supplementary Information (in millions)
Cash and cash equivalents:

	October 4, 2019	March 29, 2019
Cash	$395	$376
Cash equivalents	1,302	1,415
Total cash and cash equivalents	$1,697	$1,791

Other current assets:

	October 4, 2019	March 29, 2019
Prepaid expenses	$118	$136
Income tax receivable and prepaid income taxes	26	61
Other tax receivable	123	69
Other	22	20
Total other current assets	$289	$286

Property and equipment, net:

	October 4, 2019	March 29, 2019
Land	$65	$65
Computer hardware and software	917	926
Office furniture and equipment	123	118
Buildings	364	364
Leasehold improvements	355	332
Construction in progress	7	12
Total property and equipment, gross	1,831	1,817
Accumulated depreciation and amortization	(1,155)	(1,099)
Total property and equipment, net	$676	$718

Other long-term assets:

	October 4, 2019	March 29, 2019
Cost method investments	$186	$184
Equity method investment	11	32
Long-term income tax receivable and prepaid income taxes	43	34
Deferred income tax assets	1,498	830
Other	80	83
Total other long-term assets	$1,818	$1,163

Short-term contract liabilities:

	October 4, 2019	March 29, 2019
Deferred revenue	$600	$527
Customer deposit liabilities	390	505
Total short-term contract liabilities	$990	$1,032

Other current liabilities:

	October 4, 2019	March 29, 2019
Income taxes payable	$93	$103
Other taxes payable	202	143
Other	219	278
Total other current liabilities	$514	$524

Long-term income taxes payable:

	October 4, 2019	March 29, 2019
Deemed repatriation tax payable	$638	$703
Uncertain tax positions (including interest and penalties)	431	373
Total long-term income taxes payable	$1,069	$1,076

Other expense, net:

	Three Months Ended		Six Months Ended
	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Interest income	$8	$11	$18	$18
Loss from equity interest	(11)	(34)	(22)	(60)
Foreign exchange gain (loss)	1	(4)	(2)	(9)
Other	—	4	4	13
Other expense, net	$(2)	$(23)	$(2)	$(38)

Supplemental cash flow information:

	Six Months Ended
	October 4, 2019	September 28, 2018
Income taxes paid, net of refunds	$165	$57
Interest expense paid	$86	$93
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$13	$—
Non-cash investing activities:
Purchases of property and equipment in current liabilities	$11	$29

Note 8. Financial Instruments and Fair Value Measurements
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

	October 4, 2019			March 29, 2019
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$1,117	$1,117	$—	$1,415	$1,415	$—
Certificates of deposit	185	—	185	1	—	1
Corporate bonds	134	—	134	251	—	251
Total	$1,436	$1,117	$319	$1,667	$1,415	$252

The following table presents the contractual maturities of our investments in debt securities as of October 4, 2019:

(In millions)	Fair Value
Due in one year or less	$276
Due after one year through five years	43
Total	$319

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment and our long-term debt.
Non-marketable equity investments
As of October 4, 2019 and March 29, 2019, the carrying value of our non-marketable equity investments was $186 million and $184 million, respectively.
Equity method investment
Our investment in equity securities that is accounted for using the equity method is included in Other long-term assets in our Condensed Consolidated Balance Sheets and consists of our equity investment in DigiCert Parent Inc. (DigiCert) that had a carrying value of $11 million and $32 million at October 4, 2019 and March 29, 2019, respectively.
We recorded a loss from equity interests of $11 million and $22 million during the three and six months ended October 4, 2019, respectively, and $34 million and $60 million during the three and six months ended September 28, 2018, respectively, in Other expense, net in our Condensed Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Condensed Consolidated Balance Sheets.
The following table summarizes financial data from DigiCert which was provided to us on a three-month lag:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$108	$74	$215	$140
Gross profit	$90	$61	$177	$114
Net loss	$(36)	$(123)	$(72)	$(205)

Current and long-term debt
As of October 4, 2019 and March 29, 2019, the total fair value of our current and long-term fixed rate debt was $4,020 million and $3,964 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.

Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	October 4, 2019	March 29, 2019	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	$750	$750	4.25%
2.5% Convertible Senior Notes due April 1, 2021	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	500	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2021	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	4,500	4,500
Less: unamortized discount and issuance costs	(36)	(48)
Total debt	4,464	4,452
Less: current portion	(1,245)	(491)
Total long-term debt	$3,219	$3,961

(1)
The senior term facility bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and the underlying loan agreement. The interest rates for the outstanding senior term loan are as follows:

	October 4, 2019	March 29, 2019
Senior Term Loan A-5 due August 1, 2021	3.90%	4.24%

On or after March 4, 2020, holders of the 2.5% Convertible Senior Notes have the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Senior Notes. Therefore, as of October 4, 2019 and March 29, 2019, the principal amount and associated unamortized discount and issuance costs of the 2.5% Convertible Senior Notes were classified within Current portion of long-term debt in our Condensed Consolidated Balance Sheets.
As of October 4, 2019, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2020	$—
2021	1,250
2022	1,750
2023	400
2024	—
Thereafter	1,100
Total future maturities of debt	$4,500

Based on the closing price of our common stock of $23.48 on October 4, 2019, the if-converted value of our 2.5% Convertible Senior Notes exceeded the principal amount by approximately $200 million and the if-converted value of our 2.0% Convertible Senior Notes exceeded the principal amount by approximately $188 million.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Contractual interest expense	$9	$10	$19	$19
Amortization of debt discount and issuance costs	$4	$4	$8	$8

Revolving credit facility
We have an unsecured revolving credit facility to borrow up to $1.0 billion through May 10, 2021. Borrowings under the revolving facility bear interest at a floating rate of interest plus an applicable margin which is based on our senior unsecured credit agency rating. We are obligated to pay commitment fees on the daily amount of the unused commitment at a rate based on our debt ratings. As of October 4, 2019 and March 29, 2019, there were no borrowings outstanding under this revolving credit facility.
Debt Covenant compliance
The Senior Term Loan A-5 agreement contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of October 4, 2019, we were in compliance with all debt covenants.
Note 10. Derivatives
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
To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, we conduct a program under which we may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. As of October 4, 2019 and September 28, 2018, the fair value of these contracts was insignificant. During the six months ended October 4, 2019, a net gain of $2 million was recorded in Accumulated other comprehensive loss.
We also enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of October 4, 2019 and September 28, 2018, the fair value of these contracts was insignificant. The related loss recognized in Other expense, net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Foreign exchange forward contracts loss	$(6)	$(2)	$(6)	$(38)

The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of October 4, 2019 and September 28, 2018.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	October 4, 2019	March 29, 2019
Net investment hedges
Foreign exchange forward contracts sold	$120	$116
Balance sheet contracts
Foreign exchange forward contracts purchased	$410	$963
Foreign exchange forward contracts sold	$277	$122

Note 11. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Separation costs primarily consist of consulting costs incurred in connection with the divestiture of our Enterprise Security business. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. Such projects were completed by the end of fiscal 2019.
Fiscal 2020 Plan
On August 6, 2019, our Board of Directors approved a fiscal 2020 restructuring plan (the Fiscal 2020 Plan) to improve productivity and reduce complexity in the way we manage the business. We expect to reduce net global headcount by approximately 7%. We also plan to downsize, vacate or close certain facilities and data centers in connection with the restructuring plan. We estimate that we will incur total costs in connection with the restructuring of approximately $100 million, approximately $75 million for severance and termination benefits and $25 million for site closures. These actions are expected to be completed in fiscal 2020. As of October 4, 2019, we have incurred costs of $49 million related to our Fiscal 2020 Plan.
Fiscal 2019 Plan
In August 2018, we announced a restructuring plan (the Fiscal 2019 Plan) under which we incurred costs of $48 million as of October 4, 2019. These actions were substantially completed in fiscal 2020.
Fiscal 2017 Plan
We initiated a restructuring plan in the first quarter of fiscal 2017 to reduce complexity by means of long-term structural improvements (the Fiscal 2017 Plan), under which we reduced headcount and closed certain facilities. These actions were completed in fiscal 2019 at a cumulative cost of $289 million related to our Fiscal 2017 Plan.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Severance and termination benefit costs	$17	$—	$28	$5
Other exit and disposal costs	—	1	2	8
Asset write-offs	—	—	—	2
Separation costs	—	—	—	3
Transition costs	—	51	—	119
Total restructuring, transition and other costs	$17	$52	$30	$137

In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring, transition and other costs were classified to discontinued operations for all periods presented. Our restructuring, transition and other costs attributable to discontinued operations are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Severance and termination benefit costs	$33	$—	$45	$7
Other exit and disposal costs	—	—	—	2
Separation costs	7	—	7	—
Transition costs	—	4	—	6
Total restructuring, transition and other	$40	$4	$52	$15

Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Income (loss) from continuing operations before income taxes	$55	$(32)	$140	$(128)
Income tax expense	$20	$30	$70	$6
Effective tax rate	36%	(94)%	50%	(5)%

Our effective tax rate for continuing operations for fiscal 2020 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the three and six months ended October 4, 2019 differs from the federal statutory income tax rate primarily due to various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit. In addition, for the six months ended October 4, 2019, there was additional tax expense recorded to account for uncertain tax positions related to the recent holding of the Ninth Circuit Court of Appeals (Ninth Circuit) in Altera Corp. v. Commissioner (the Altera holding).
Our effective tax rate for income (loss) from continuing operations for the three and six months ended September 28, 2018 differs from the federal statutory income tax rate primarily due to tax expense recorded to account for one-time adjustments for guidance issued on the Tax Cuts and Jobs Act (H.R.1) (Tax Reform) and other changes in response to the Tax Reform, various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit.
On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner and concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner of the Internal Revenue Service appealed the Tax Court decision to the Ninth Circuit. In June 2019, the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court. As a result of this decision, we recorded a cumulative income tax expense of $62 million in six months ended October 4, 2019. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit and may subsequently appeal from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera holding is reversed, we would anticipate recording an income tax benefit at that time.
The aggregate changes in the balance of gross unrecognized tax benefits for the six months ended October 4, 2019 were as follows:

(In millions)
Balance as of March 29, 2019	$446
Lapse of statute of limitations	(14)
Increase related to prior period tax positions	63
Increase related to current year tax positions	31
Balance as of October 4, 2019	$526

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 13. Stockholders' Equity
Stock repurchase program
During the six months ended October 4, 2019, we executed and settled repurchases of 25 million shares for $541 million in the open market at an average price of $21.85 per share. In addition, repurchases of 1 million shares executed during fiscal 2019 settled during the six months ended October 4, 2019. On August 6, 2019, our Board of Directors increased the share repurchase authorization to $1,600 million. As of October 4, 2019, we had $1,600 million remaining under the authorization to be completed in future periods with no expiration date.
Accumulated other comprehensive loss
Components of Accumulated other comprehensive loss, net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Equity Method Investee	Total
Balance as of March 29, 2019	$(5)	$(1)	$(1)	$(7)
Other comprehensive income before reclassifications	2	2	1	5
Balance as of October 4, 2019	$(3)	$1	$—	$(2)

Note 14. Employee Equity Incentive Plans
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Cost of revenues	$1	$1	$1	$3
Sales and marketing	6	11	13	22
Research and development	8	8	15	16
General and administrative	14	18	26	47
Total stock-based compensation from continuing operations	29	38	55	88
Discontinued operations	41	59	95	122
Total stock-based compensation expense	$70	$97	$150	$210
Income tax benefit for stock-based compensation expense	$(14)	$(21)	$(29)	$(47)

The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Six Months Ended
(In millions, except per grant data)	October 4, 2019	September 28, 2018
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$19.50	$21.65
Awards granted	12	12
Total fair value of awards released	$199	$195
Outstanding and unvested	20	21
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$19.21	$21.23
Awards granted	2	2
Total fair value of awards released	$28	$8
Outstanding and unvested at target payout	3	5
Stock options:
Weight-average fair value per award granted	$4.76	$—
Awards granted	2	—
Total intrinsic value of stock options exercised	$113	$11
Outstanding	6	13
Exercisable	4	12
Restricted stock:
Outstanding and unvested	—	1

For certain employees, we settled fiscal 2019 bonuses in approximately 1 million RSUs. These awards were granted and vested in the first quarter of fiscal 2020. As of October 4, 2019 and March 29, 2019, the total liability associated with liability-classified awards was $6 million and $22 million, respectively, which is presented in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets.
As of October 4, 2019, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $446 million, which will be recognized over an estimated weighted-average amortization period of 1.9 years.

Note 15. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the three and six months ended September 28, 2018, as there was a loss from continuing operations in the period and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Income (loss) from continuing operations	$35	$(62)	$70	$(134)
Income from discontinued operations, net of taxes	750	54	741	66
Net income (loss)	$785	$(8)	$811	$(68)
Income (loss) per share - basic:
Continuing operations	$0.06	$(0.10)	$0.11	$(0.21)
Discontinued operations	$1.21	$0.09	$1.20	$0.11
Net income (loss) per share - basic	$1.27	$(0.01)	$1.31	$(0.11)
Income (loss) per share - diluted:
Continuing operations	$0.05	$(0.10)	$0.11	$(0.21)
Discontinued operations	$1.16	$0.09	$1.15	$0.11
Net income (loss) per share - diluted	$1.22	$(0.01)	$1.26	$(0.11)

Weighted-average shares outstanding - basic	620	630	619	627
Dilutive potentially issuable shares:
Convertible debt	16	—	13	—
Employee equity awards	8	—	11	—
Weighted-average shares outstanding - diluted	644	630	643	627

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	91	—	91
Employee equity awards	2	50	3	50
Total	2	141	3	141

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during the three and six months ended September 28, 2018 as there was a loss from continuing operations in the period.
Note 16. Segment and Geographic Information
Historically, we operated in two reportable segments: Enterprise Security and Consumer Cyber Safety. The Enterprise Security segment focused on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. The Consumer Cyber Safety segment focused on providing cyber safety solutions under our Norton LifeLock brand to help consumers protect their devices, online privacy, identities, and home networks. On August 8, 2019, we entered into a definitive agreement to sell certain assets of our Enterprise Security business to Broadcom, representing substantially all of our Enterprise Security segment. This transaction closed on November 4, 2019. The divestiture of these Enterprise Security assets allows us to shift our operational focus to our consumer business and represents a strategic shift in our operations. As a result, the results of our divested Enterprise Security assets were classified as discontinued operations in our Condensed Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, we now have one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources. The change has been reflected in our segment reporting for all periods presented.
The following table summarizes net revenues by significant products and services categories:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Consumer security	$358	$368	$739	$737
Identity and information protection	237	233	492	464
Other	13	11	27	23
Total net revenues	$608	$612	$1,258	$1,224

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
Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Americas	$447	$447	$926	$884
EMEA	92	96	189	200
APJ	69	69	143	140
Total net revenues	$608	$612	$1,258	$1,224

The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $427 million and $883 million during the three and six months ended October 4, 2019, respectively, and $425 million and $842 million during the three and six months ended September 28, 2018, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets as of October 4, 2019 and March 29, 2019 were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	October 4, 2019	March 29, 2019
U.S.	$1,429	$1,544
International	402	499
Total cash, cash equivalent and short-term investments	$1,831	$2,043

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	October 4, 2019	March 29, 2019
U.S.	$565	$606
International (1)	111	112
Total property and equipment, net	$676	$718

(1)	No individual country represented more than 10% of the respective totals.

Our operating lease assets by geographic area, based on the physical location of the asset, were as follows:

(In millions)	October 4, 2019
U.S.	$77
International (1)	77
Total operating lease assets	$154

(1)	No individual country represented more than 10% of the respective totals.
Significant customers
Customers, which are distributors, that accounted for over 10% of our net accounts receivable were as follows:

	October 4, 2019	March 29, 2019
Customer A	13%	16%
Customer B	13%	15%

Note 17. Commitments and Contingencies
Purchase obligations
As of October 4, 2019, we had purchase obligations of $983 million associated with agreements for purchases of goods or services, including purchase obligations associated with our discontinued operations. The amount of purchase obligations reflects estimated future payments as of October 4, 2019 according to the contract terms.
Deemed repatriation taxes
As of October 4, 2019, we are required to pay a one-time transition tax of $703 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Act.
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
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019 and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims and certain of our former officers. The Court ordered defendants to answer by November 7. No trial date has been set.
Purported shareholder derivative lawsuits have been filed against us and certain of our former officers and current and former directors in the U.S. District Courts for the District of Delaware and the Northern District of California, Delaware Chancery Court, and Delaware Superior Court, arising generally out of the same facts and circumstances as alleged in the securities class action and alleging claims for breach of fiduciary duty and related claims; these lawsuits include an action brought derivatively on behalf of our 2008 Employee Stock Purchase Plan. The derivative actions are currently voluntarily stayed in light of the securities class action. No specific amount of damages has been alleged in these lawsuits. We have also received demands from purported stockholders to inspect corporate books and records under Delaware law.
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
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. Both motions are currently pending before the court and Symantec is currently unable to forecast the likely outcome of these motions.
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

Avila v. LifeLock et al
On August 29, 2019 the Ninth Circuit issued a mandate remanding a securities class action lawsuit, originally filed on July 22, 2015, against our subsidiary, LifeLock, as well as certain of LifeLock’s former officers (the “LifeLock Defendants”) for further proceedings in the U.S. District Court for the District of Arizona. The Ninth Circuit had affirmed in part and reversed in part the August 21, 2017 decision of the District Court, which had dismissed the case with prejudice. The complaint in the remanded action alleges that, during a purported class period of July 30, 2014 to July 21, 2015, a period that predates LifeLock’s acquisition by us, the LifeLock Defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act. The case is now back in the U.S. District Court for further proceedings.
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
Note 18. Subsequent Events
Sale of equity method investment
On October 16, 2019, Clearlake Capital Group, L.P. (Clearlake), a private investment firm, and TA Associates, an existing investor of DigiCert and a private equity firm, completed an investment in DigiCert. As a part of the transaction, Clearlake and TA became equal partners in DigiCert. As a result, we received $378 million in cash for our equity investment in DigiCert. We expect to make income tax payments of approximately $55 million as a result of the transaction. As a result of the transaction, we expect to recognize a gain of approximately $310 million to $320 million, net of taxes.
Divestiture of Enterprise Security business
On November 4, 2019, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom for a purchase price of $10.7 billion. In connection with the transaction, we expect to incur direct costs of $35 million to $40 million. We expect to pay $2.2 billion to $2.6 billion in U.S. and foreign income taxes as a result of the transaction. As a result of the transaction, we expect to recognize a gain of approximately $2 billion to $3 billion, net of taxes. We expect to distribute the net proceeds from the Broadcom sale to our stockholders through a special dividend in the fourth quarter of our 2020 fiscal year.
In connection with the Broadcom sale, we entered into a transition services agreement under which we will provide assistance to Broadcom including, but not limited to, business support services and information technology services for a period of six months.
New debt financing
On November 4, 2019, we entered into a credit agreement with financial institutions, which provides a revolving line of credit of $1,000 million through October 2024, a 5-year term loan of $500 million, and a delayed 5-year term loan commitment of $750 million through September 15, 2020. Interest on borrowings under the credit agreement can be based on a base rate or a London interbank offered rate (LIBOR) at our election. Based on our debt ratings and our consolidated leverage ratios as determined in accordance with the credit agreement, loans borrowed bear interest, in the case of base rate loans, at a per annum rate equal to the applicable base rate plus a margin ranging from 0.125% to 0.75%, and in the case of LIBOR loans, LIBOR plus a margin ranging from 1.125% to 1.75%. The unused revolving line of credit is subject to a commitment fee ranging from 0.125% to 0.30% per annum. The principal amount of the term loan is repayable in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended March 31, 2021 in an amount equal to 1.25% of the aggregate principal amount of the term loan and in the outstanding principal amount upon the October 2024 maturity date.
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on subsidiary indebtedness, liens, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend).
Dividends
On November 7, 2019, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2019. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
November 2019 Restructuring Plan
On November 5, 2019, in connection with the strategic decision to divest our enterprise business, our Board of Directors approved a restructuring plan (the November 2019 Plan). Actions under this plan will include the reduction of our workforce by approximately 3,100 employees, as well as asset impairments, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $800 million in connection with the November 2019 Plan of which approximately $350 million are expected to consist of cash expenditures for severance and termination benefits. These actions are expected to be completed within the next twelve months.
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
OVERVIEW
NortonLifeLock Inc. is a global leader in consumer cyber safety. Our Norton LifeLock branded solutions help consumers protect their devices, online privacy, identity, and home networks.
On August 8, 2019, we entered into a definitive agreement with Broadcom Inc. (Broadcom) under which Broadcom agreed to purchase certain of our Enterprise Security assets and assume certain liabilities for a purchase price of $10.7 billion (the Broadcom sale). On November 4, 2019, we completed the transaction.
The divestiture of our Enterprise Security business allows us to shift our operational focus to our consumer business and represents a strategic shift in our operations. As a result, the results of our Enterprise Security business were classified as discontinued operations in our Condensed Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. Starting in the second quarter of fiscal 2020, we operate in one reportable segment. The Enterprise Security business was part of our Enterprise Security Segment. Revenues and associated costs of our ID Analytics solutions, which were formerly included in the Enterprise Security segment, are now included in our remaining reportable segment.
In connection with the Broadcom sale, effective November 4, 2019, we changed our corporate name from Symantec Corporation to NortonLifeLock Inc.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The second quarter of fiscal 2020 and fiscal 2019 both consisted of 13 weeks. The three and six months ended October 4, 2019 consisted of 13 and 27 weeks, respectively, whereas the three and six months ended September 28, 2018 consisted of 13 and 26 weeks, respectively. Our 2020 fiscal year consists of 53 weeks and ends on April 3, 2020.

Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Net revenues	$608	$612	$1,258	$1,224
Operating income	$103	$43	$237	$14
Income (loss) from continuing operations, net of taxes	$35	$(62)	$70	$(134)
Income from discontinued operations, net of taxes	$750	$54	$741	$66
Net income (loss)	$785	$(8)	$811	$(68)
Net income (loss) per share from continuing operations - diluted	$0.05	$(0.10)	$0.11	$(0.21)
Net income (loss) per share from discontinued operations - diluted	$1.16	$0.09	$1.15	$0.11
Net income (loss) per share - diluted	$1.22	$(0.01)	$1.26	$(0.11)
Cash provided by operating activities			$506	$571

	As Of
(In millions)	October 4, 2019	March 29, 2019
Cash, cash equivalents and short-term investments	$1,831	$2,043
Contract liabilities	$1,016	$1,059
Below are our financial highlights for the second quarter of fiscal 2020, compared to the corresponding period in the prior year:

•	Net revenues were relatively flat.

•	Operating income increased $60 million primarily due to lower restructuring, transition and other expense, partially offset by higher advertisement and promotion costs.

•	Income (loss) from continuing operations, net of taxes, increased $97 million primarily due to lower operating expenses.

•	Income from discontinued operations, net of taxes, increased $696 million primarily due to higher income tax benefits.

•	Net income and net income per share increased primarily due to higher income from both our continuing operations and discontinued operations, net of taxes.
Below are our financial highlights for the first six months of fiscal 2020, compared to the corresponding period in the prior year unless stated otherwise:

•	Net revenues increased 3% primarily due to the favorable impact from the additional week in the first six months of fiscal 2020.

•
Operating income increased $223 million primarily due to revenue recognized in the additional week in the first six months of fiscal 2020, lower restructuring, transition and other expense, and lower stock-based compensation expense.

•	Income (loss) from continuing operations, net of taxes, increased $204 million primarily due to the higher operating income, partially offset by higher income tax expense.

•	Income from discontinued operations, net of taxes, increased $675 million primarily due to higher income tax benefits.

•	Net income and net income per share increased primarily due to higher income from both our continuing operations and discontinued operations, net of taxes.

•
Net cash provided by operating activities decreased $65 million primarily due to unfavorable net changes in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items.

•
Cash, cash equivalents and short-term investments decreased by $212 million compared to March 29, 2019, primarily due to stock repurchases and payments of dividends, partially offset by cash from operations.

•	Contract liabilities decreased $43 million compared to March 29, 2019, primarily due to lower billings than recognized revenue during the period.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended October 4, 2019, except for those related to discontinued operations as a result of changes in reporting that relate to the Broadcom sale.
Discontinued Operations.  We review the presentation of planned business dispositions in the Condensed Consolidated Financial Statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.
Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the Condensed Consolidated Balance Sheet. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. See Note 3 - Discontinued Operations in our Notes to Condensed Consolidated Financial statements for the carrying value of discontinued operations held for sale assets and liabilities and additional information.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Net revenues	100%	100%	100%	100%
Cost of revenues	16	19	16	18
Gross profit	84	81	84	82
Operating expenses:
Sales and marketing	31	29	30	30
Research and development	14	17	15	17
General and administrative	15	17	15	18
Amortization of intangible assets	3	3	3	3
Restructuring, transition and other costs	3	8	2	11
Total operating expenses	67	74	65	80
Operating income	17	7	19	1
Interest expense	(8)	(8)	(8)	(8)
Other expense, net	—	(4)	—	(3)
Income (loss) from continuing operations before income taxes	9	(5)	11	(10)
Income tax expense	3	5	6	—
Income (loss) from continuing operations	6	(10)	6	(11)
Income from discontinued operations, net of taxes	123	9	59	5
Net income (loss)	129%	(1)%	64%	(6)%

Percentages may not add due to rounding.

Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 4, 2019	September 28, 2018	Change in %	October 4, 2019	September 28, 2018	Change in %
Net revenues	$608	$612	(1)%	$1,258	$1,224	3%
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our consumer solutions:

	Three Months Ended
(In millions, except for per user amounts)	October 4, 2019	September 28, 2018
Direct customer revenues	$536	$543
Average direct customer count	20.1	20.8
Direct customer count (at quarter end)	20.1	20.7
Direct average revenue per user (ARPU)	$8.88	$8.72
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as those customers who have a direct billing relationship with us. Such customer sources include online acquisition and retention, affiliates, co-marketing, and original contract manufacturer channels. Direct customers exclude customers of our partners and ID Analytics solutions and direct customer revenues excludes partner revenues and ID Analytics revenues. For the three months ended October 4, 2019 partner revenues and ID Analytics revenues were $59 million and $13 million, respectively. For the three months ended September 28, 2018 partner revenues and ID Analytics revenues were $58 million and $11 million, respectively.
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
Net revenues by geographical region

	Three Months Ended		Six Months Ended
	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Americas	74%	73%	74%	72%
EMEA	15%	16%	15%	16%
APJ	11%	11%	11%	11%

Percentages may not add to 100% due to rounding.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Three Months Ended October 4, 2019 Compared with Three Months Ended September 28, 2018
Net revenues were relatively flat, as our average direct customer count decline was partially offset by an increase in our ARPU.
Six Months Ended October 4, 2019 Compared with Six Months Ended September 28, 2018
Net revenues increased $34 million compared to the corresponding period in fiscal 2019 primarily due to approximately $44 million of revenue from the additional week in the first six months of fiscal 2020.

Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 4, 2019	September 28, 2018	Change in %	October 4, 2019	September 28, 2018	Change in %
Cost of revenues	$100	$116	(14)%	$200	$226	(12)%
Three Months Ended October 4, 2019 Compared with Three Months Ended September 28, 2018
Our cost of revenues decreased $16 million primarily due to inventory write-offs of $10 million in the second quarter of fiscal 2019 which did not recur in fiscal 2020 and an $8 million decrease in technical support costs in the second quarter of fiscal 2020 compared to the corresponding period in the prior year.
Six Months Ended October 4, 2019 Compared with Six Months Ended September 28, 2018
Our cost of revenues decreased $26 million primarily due to inventory write-offs of $13 million in the first six months of fiscal 2019 and a $14 million decrease in technical support costs in the first six months of fiscal 2020 compared to the corresponding period in the prior year.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 4, 2019	September 28, 2018	Change in %	October 4, 2019	September 28, 2018	Change in %
Sales and marketing	$189	$175	8%	$374	$373	—%
Research and development	86	105	(18)%	188	214	(12)%
General and administrative	92	101	(9)%	188	220	(15)%
Amortization of intangible assets	21	20	5%	41	40	3%
Restructuring, transition and other costs	17	52	(67)%	30	137	(78)%
Total operating expenses	$405	$453	(11)%	$821	$984	(17)%
Three Months Ended October 4, 2019 Compared with Three Months Ended September 28, 2018
Sales and marketing expense increased $14 million primarily due to a $30 million increase in advertising and promotional expense, partially offset by $5 million decrease in stock-based compensation expense.
Research and development expense decreased $19 million primarily due to an $8 million decrease in outside services and a $7 million decrease in compensation expenses other than stock-based compensation expense.
General and administrative expense decreased $9 million primarily due to a $14 million decrease in outside services.
Restructuring, transition and other costs decreased $35 million primarily due to a $51 million decrease in transition related projects costs, partially offset by a $17 million increase in severance costs.
Six Months Ended October 4, 2019 Compared with Six Months Ended September 28, 2018
Sales and marketing expense increased $1 million primarily due to a $9 million increase advertising and promotional expense, partially offset by a $9 million decrease in stock-based compensation expense.
Research and development expense decreased $26 million primarily due to a $10 million decrease in outside services and a $7 million decrease in compensation expenses other than stock-based compensation.
General and administrative expense decreased $32 million primarily due to a $21 million decrease in stock-based compensation expense and a $15 million decrease in outside services, partially offset by a $11 million increase in compensation expenses other than stock-based compensation.
Restructuring, transition and other costs decreased $107 million primarily due to a $119 million decrease in transition related projects costs, partially offset by a $23 million increase in severance costs.

Non-operating expense, net

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Interest expense	$(46)	$(52)	$(95)	$(104)
Interest income	8	11	18	18
Loss from equity interest	(11)	(34)	(22)	(60)
Foreign exchange gain (loss)	1	(4)	(2)	(9)
Other	—	4	4	13
Total non-operating expense, net	$(48)	$(75)	$(97)	$(142)
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Income (loss) from continuing operations before income taxes	$55	$(32)	$140	$(128)
Income tax expense	$20	$30	$70	$6
Effective tax rate	36%	(94)%	50%	(5)%
Our effective tax rate for continuing operations for fiscal 2020 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the second quarter and the first six months of fiscal 2020 differs from the federal statutory income tax rate primarily due to various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit. In addition, for the first six months of fiscal 2020, there was additional tax expense recorded to account for uncertain tax positions related to the Ninth Circuit's recent holding in Altera Corp. v. Commissioner.
Our effective tax rate for income (loss) from continuing operations for the second quarter and the first six months of fiscal 2019 differs from the federal statutory income tax rate primarily due to tax expense recorded to account for one-time adjustments for guidance issued on Tax Cuts and Jobs Act (H.R.1) (Tax Reform) and other changes in response to the Tax Reform, various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit.
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

Discontinued operations

	Three Months Ended		Six Months Ended
(In millions)	October 4, 2019	September 28, 2018	October 4, 2019	September 28, 2018
Net revenues	$576	$567	$1,173	$1,116
Operating income	$113	$63	$136	$99
Income before income taxes	$113	$63	$137	$95
Income tax expense (benefit)	$(637)	$9	$(604)	$29
Income from discontinued operations, net of taxes	$750	$54	$741	$66
Three Months Ended October 4, 2019 Compared with Three Months Ended September 28, 2018
Income from discontinued operations, net of taxes increased $696 million primarily as a result of a $665 million tax benefit in discontinued operations during the second quarter of fiscal 2020 to remeasure the deferred tax assets associated with the tax basis of intellectual property held by our subsidiaries organized in Ireland. We previously expected to recover the tax basis through normal operation of our Enterprise business, which is taxed at the Irish trading rate of 12.5%. We now expect to recover the tax basis through the sale of certain assets of our Enterprise business, which will be taxed at the Irish capital gains tax rate of 33%. The impact of the tax benefit was partially offset by a $36 million increase in restructuring, transition and other costs.
Six Months Ended October 4, 2019 Compared with Six Months Ended September 28, 2018
Income from discontinued operations, net of taxes increased $675 million primarily due to a $633 million increase in income tax benefit as a result of the $665 tax benefit discussed above and a $57 million increase in net revenues, partially offset by a $37 million increase in restructuring, transition and other costs.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of October 4, 2019, we had cash, cash equivalents and short-term investments of $1.8 billion, of which $0.4 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
We also have an undrawn credit facility of $1.0 billion under a new financing arrangement discussed below which expires in October 2024.
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including the payment of taxes, fund capital expenditures, payments of cash dividends, service existing debt, and invest in business acquisitions. As a part of our plan to deleverage our balance sheet, we may from time to time make optional repayments of our debt obligations, which may include repurchases of our outstanding debt, depending on various factors such as market conditions.
Our capital allocation strategy is to balance driving stockholder returns, managing financial risk, and preserving our flexibility to pursue strategic options, including acquisitions. Historically this has included a quarterly cash dividend, the repayment of debt and the repurchase of our common stock.
Sale of equity method investment
On October 16, 2019, Clearlake Capital Group, L.P. (Clearlake), a private investment firm, and TA Associates, an existing investor of DigiCert and a private equity firm, completed an investment in DigiCert. As a part of the transaction, Clearlake and TA became equal partners in DigiCert. As a result, we received $378 million in cash for our equity investment in DigiCert. We expect to make income tax payments of approximately $55 million as a result of the transaction.
Divestiture of Enterprise Security business
On November 4, 2019, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom for a purchase price of $10.7 billion. In connection with the transaction, we expect to incur direct costs of approximately $35 million to $40 million. We expect to pay $2.2 billion to $2.6 billion for U.S. and foreign income taxes as a result of the transaction. We expect to distribute the net proceeds from the Broadcom sale to our stockholders through a special dividend in the fourth quarter of our fiscal 2020.
Cash flows

The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	October 4, 2019	September 28, 2018
Net cash provided by (used in):
Operating activities	$506	$571
Investing activities	$39	$(20)
Financing activities	$(634)	$(157)
See Note 3 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our discontinued operations.
Cash from operating activities
Our cash flows for the first six months of fiscal 2020 reflected net income of $811 million, adjusted by non-cash items, including a deferred income tax benefit of $707 million, amortization and depreciation of $251 million, and stock-based compensation expense of $150 million, compared to a net loss of $68 million adjusted by non-cash items, including amortization and depreciation of $305 million, and stock-based compensation expense of $210 million for the first six months of fiscal 2019.
Changes in operating assets and liabilities in the first six months of fiscal 2020 consisted primarily of the following:
Accounts receivable decreased $111 million, compared to $286 million in the first six months of fiscal 2019, primarily due to seasonally higher collections than billings during the period.
Contract liabilities decreased $129 million, compared to $116 million in the first six months of fiscal 2019, primarily due to seasonally higher recognized revenue than billings during the period.
Cash from investing activities
Our investing activities in the first six months of fiscal 2020 consisted primarily of cash proceeds from maturities and sales of short-term investments of $120 million partially offset by capital expenditures of $76 million, while our investing activities in the first six months of fiscal 2019 consisted primarily of capital expenditures of $95 million, partially offset by cash proceeds from maturities and sales of short-term investments of $99 million.
Cash from financing activities
Our financing activities in the first six months of fiscal 2020 included common stock repurchases of $559 million, payments of dividends and dividend equivalents of $98 million and tax withholding payments related to restricted stock units (RSUs) of $65 million, partially offset by net proceeds from sales of common stock under employee stock incentive plans of $68 million. Our financing activities in the first six months of fiscal 2019 included payment of dividends and dividend equivalents of $110 million and tax withholding payments related to RSUs of $53 million.
Our financing activities in the first six months of fiscal 2020 included purchases of property and equipment related to discontinued operations of $29 million, compared to $16 million for the first six months of fiscal 2019.
Cash requirements
Debt - As of October 4, 2019, our total outstanding principal amount of indebtedness was $4.5 billion, summarized as follows. See Note 9 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	October 4, 2019
Senior Term Loans	$500
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$4,500
Debt covenant compliance. The Senior Term Loan A-5 agreement contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of October 4, 2019, we were in compliance with all debt covenants.
On November 4, 2019, we entered into a credit agreement with financial institutions which provides a revolving line of credit of $1.0 billion through October 2024, a 5-year term loan of $500 million, and a delayed draw 5-year term loan commitment of $750 million through September 15, 2020. Interest on borrowings under the credit agreement can be based on a base rate or a London interbank offered rate at our election, in each case plus a margin that varies based on our ratio of debt to adjusted EBITDA and debt ratings. The principal amount of the term loan is repayable in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended March 31, 2021 in an amount equal to 1.25% of the aggregate principal amount of the term loan and in the outstanding principal amount upon the October 2024 maturity date.

In connection with the credit agreement, on November 4, 2019, we fully prepaid the principal amount of $500 million of our Senior Term Loan A-5 and terminated our existing revolving line of credit.
In our second quarter of fiscal 2021, we plan to borrow under the delayed draw term loan of $750 million, which will mature in October 2024 and to use the proceeds to repay our 4.2% Senior Notes, which are due in September 2020.
Dividends. On November 7, 2019, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2019. All shares of common stock issued and outstanding and all RSUs and performance-based restricted stock units as of the record date will be entitled to the dividends and dividend equivalents, respectively. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of October 4, 2019, the remaining balance of our stock repurchase authorization was $1.6 billion and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
November 2019 Restructuring Plan
On November 5, 2019, in connection with the strategic decision to divest our enterprise business, our Board of Directors approved a restructuring plan (the November 2019 Plan). Actions under this plan will include the reduction of our workforce by approximately 3,100 employees, as well as asset impairments, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $800 million in connection with the November 2019 Plan of which approximately $350 million are expected to consist of cash expenditures for severance and termination benefits. We expect these costs to be partially offset by proceeds from the sale of real estate and other assets, in addition to the $378 million of proceeds from the sale of our equity investment discussed above. These actions are expected to be completed within the next twelve months.
Contractual obligations
The following is a schedule of our significant contractual obligations as of October 4, 2019, including those associated with our discontinued operations. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt (1)	$4,500	$750	$2,650	$—	$1,100
Interest payments on debt (2)	519	163	191	110	55
Purchase obligations (3)	983	560	315	98	10
Deemed repatriation taxes (4)	703	65	260	378	—
Operating leases (5)	218	52	83	52	31
Total	$6,923	$1,590	$3,499	$638	$1,196

(1)
On November 4, 2019, we entered into a new credit facility, which provides for a revolving line of credit of $1,000 million through October 2024, a 5- year team loan of $500 million, and a delayed draw 5-year term loan commitment of $750 million through September 15, 2020. In connection therewith, we fully prepaid the principal amount of $500 million of our Senior Term Loan A-5 and terminated our existing revolving line of credit. In our second quarter of fiscal 2021, we plan to borrow under the delayed draw term loan of $750 million, which will mature in October 2024 and to use the proceeds to repay our 4.2% Senior Notes, which are due in September 2020.

(2)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of October 4, 2019. See Note 9 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facility.

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

(5)
We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. See Note 5 to the Condensed Consolidated Financial Statements for further information on leases.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of October 4, 2019 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $431 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 12 to the Condensed Consolidated Financial Statements for further information.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. See Note 17 to the Condensed Consolidated Financial Statements for further information on our indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first six months of fiscal 2020, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2019.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 17 to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth below. The list is not exhaustive, and you should carefully consider these risks and uncertainties before investing in our common stock.

If we are unsuccessful at executing the separation and transition of the Enterprise Security Business assets we sold to Broadcom Inc. (the Broadcom sale), as well as our business challenges and our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.

For the last several years, we have experienced transitions in our business with the integration of two major acquisitions, the completion of several smaller acquisitions, and the divestiture of two businesses, two of which comprised substantially whole operating segments. These transitions have involved significant turnover in management and other key personnel and changes in our strategic direction. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We have made commitments to Broadcom to provide transition services and certain threat intelligence data as has historically been provided to the Enterprise Security business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

We are dependent upon Broadcom for certain engineering services, which are critical to our products and business.

Our endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services under a transition services agreement in substantially to the same extent and in substantially the same manner that have been historically provided. As a result, we are dependent on Broadcom for services and technology that are critical to our business, and if Broadcom fails to deliver these Engine-Related Services it would result in significant business disruption, and our business and operating results could be materially and adversely affected.

We may not achieve the intended benefits of the Broadcom sale.

We may not realize some or all of the anticipated benefits from the Broadcom sale. The resource constraints as a result of our focus on completing the transaction, which included the loss of employees, could have a continuing impact on the execution of our business strategy and our overall operating results. Further, our remaining employees may become concerned about the future of our remaining operations and lose focus or seek other employment.

Additionally, in connection with the divestiture, our Board of Directors committed to returning the proceeds of the Broadcom sale to stockholders in the form of a capital return program, including a special dividend of $12 per share and the August 2019 increase of our existing share repurchase authorization from $500 million to $1.6 billion. The use of proceeds in this manner could impair our future financial growth.

Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.

On November 5, 2019, in connection with the strategic decision to divest our enterprise business, our Board of Directors approved a restructuring plan (the November 2019 Plan). Actions under this plan will include the reduction of our workforce by approximately 3,100 employees, as well as asset impairments, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $800 million in connection with the November 2019 Plan of which approximately $350 million are expected to consist of cash expenditures for severance and termination benefits. These actions are expected to be completed within the next twelve months. This initiative could result in disruptions to our operations. Any cost-cutting measures could also negatively impact our business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, we cannot be sure that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining of our operations. If our operating costs are higher than we expect if the expected proceeds from the sale of under-utilized assets do not meet expectations, or we do not maintain adequate control of our costs and expenses, our results of operations will suffer.

Our future results of operations are dependent solely on our consumer operations and will differ materially from our previous results.

The Enterprise Security business generated approximately 49% of our total revenue for fiscal 2019, and approximately 53% of our total revenue for fiscal 2018. Accordingly, our future financial results will differ materially from our previous results since our future financial results are dependent solely on our consumer operations. Any downturn in our consumer business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our outstanding securities.

If we are not able to retain and attract consumers for our consumer solutions, our financial performance will be impaired.

We are subject to fluctuations in demand for our consumer solutions (which we refer to herein going forward as our “solutions”) due to a variety of factors, including market transitions, general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, public awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase revenues, fluctuations in demand can also negatively impact our revenues. Our success is based on our ability to retain current customers and attract new customers. If demand for our solutions declines, whether due to general economic conditions, a shift in buying patterns or otherwise, our revenues and margins would likely be adversely affected.

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

Factors associated with our industry, the operation of our business, and the markets for our solutions may cause our quarterly financial results to fluctuate, including but not limited to:

•	Fluctuations in demand for our solutions;

•	Fluctuations in advertising and marketing expense;

•	Entry of new competition into our markets;

•	Our ability to achieve targeted operating income and margins and revenues;

•	Competitive pricing pressure for one or more of our solutions;

•	Our ability to timely complete the release of new or enhanced versions of our solutions;

•	The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomware, and other malicious threats) and cyber security incidents (e.g., large scale data breaches);

•	Loss of customers or strategic partners;

•	Changes in the mix or type of solutions and subscriptions sold and changes in consumer retention rates;

•	The rate of adoption of new technologies and new releases of operating systems, and new business processes;

•	Consumer confidence and spending changes, which could be impacted by market changes and general economic conditions, among other reasons;

•	The impact of litigation, regulatory inquiries, or investigations;

•	The timing and extent of significant restructuring charges;

•	The impact of acquisitions and divestitures and our ability to achieve expected synergies or attendant cost savings;

•	Disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, or earthquakes, floods, or other natural disasters;

•	Fluctuations in foreign currency exchange rates;

•	Movements in interest rates; and

•	Changes in tax laws, rules, and regulations.

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

We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our revenues that could adversely affect our business and operating results. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, the continued volatility in the PC market and the continued market shift towards mobility, all of which continue to make it more difficult for us to compete effectively. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions that satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and to create or increase demand for our solutions, which may adversely impact our operating results. The development and introduction of new solutions involves a significant commitment of time and resources and are subject to a number of risks and challenges including but not limited to:

•	Lengthy development cycles;

•	Evolving industry standards and technological developments by our competitors and customers;

•	Evolving platforms, operating systems, and hardware products, such as mobile devices, and related product and service interoperability challenges;

•	Entering into new or unproven markets; and

•	Executing new product and service strategies.

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

Our future success depends upon our ability to recruit and retain key management, technical (including cyber-security experts), sales, marketing, finance, and other personnel. Our officers and other key personnel are employees-at-will and we generally do not have employment or non-compete agreements with our employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, and we may face new and unexpected difficulties in attracting, retaining, and motivating employees in connection with the planned relocation of our headquarters outside of the Silicon Valley. In connection with the Broadcom sale, we experienced employee attrition and related difficulties and these difficulties may continue or increase following its consummation.

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

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures has widely varied and have resulted in significant changes to our executive leadership team. For example, we recently announced that Rick Hill, our interim President and CEO is stepping down and will be succeeded by our CFO, Vincent Pilette, and that Samir Kapuria has been named President and Matt Brown has been named interim Chief Financial Officer. Although we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results.

We operate in a highly competitive environment, and our competitors may gain market share in the markets for our solutions that could adversely affect our business and cause our revenues to decline.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges, or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our revenues that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.

Our competitors include software vendors that offer solutions that directly compete with our offerings. In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware original equipment manufacturers (OEMs) and internet service providers (ISPs). Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ solutions than our own. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and financial results.

We face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of these competitors are increasingly developing and incorporating into their products data protection software that competes at some levels with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions.

Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is offered free of charge. Some companies offer lower-priced or free security products within their computer hardware or software products. Our competitive position could be adversely affected to the extent that our customers perceive these lower cost or free security products as replacing the need for more effective, full featured solutions, such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our revenues and operating results by causing, among other things, price reductions of our solutions, reduced profitability, and loss of market share.

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

In response to changes in industry structure and market conditions and in connection with the Broadcom sale, we may be required to strategically reallocate our resources and consider restructuring, disposing of, or otherwise exiting certain businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our vendor agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers.

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

The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings that the marketplace considers more valuable, we may need to lower prices in order to compete successfully. Any such changes may reduce margins and could adversely affect our operating results.

In addition, a weakening of economic conditions or significant uncertainty regarding the stability of financial markets could adversely impact our business, financial condition, and operating results in a number of ways. Impacts could include pressure to lower prices for our solutions, a reduction in the rate of adoption of our solutions by new customers, and a lower rate of current customers purchasing.

Any broad-based change to our prices could cause our revenues to decline or be delayed as our customers adjust to new pricing. We or our competitors may bundle solutions for promotional purposes or as a long-term go-to-market or pricing strategy. These practices could, over time, significantly constrain the prices that we can charge for certain of our offerings.

Defects, disruptions or risks related to our offerings could impair our ability to deliver our solutions and could expose us to liability, damage our brand and reputation, or otherwise negatively impact our business.

Our solutions may contain errors or defects that users identify after they begin using them that could result in unanticipated service interruptions, which could harm our reputation and our business. If any such performance problems occur, customers could elect not to renew, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in the expense and risk of litigation.

We currently serve our customers from hosting facilities, including third-party hosting facilities, located across the globe. Damage to, or failure of, any significant element of these hosting facilities could result in interruptions in our service, which could harm our customers and expose us to liability. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. Global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Interruptions or failures in our service delivery could cause customers to terminate their subscriptions with us, could adversely affect our renewal rates, and could harm our ability to attract new customers. Our business would also be harmed if our customers believe that our cloud offerings are unreliable.

Our solutions are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our solutions to function as designed.

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

Errors, failures, or bugs in solutions released by us could result in negative publicity, damage to our brand and reputation, returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Alleviating any of these problems could be costly and cause interruptions, delays, or cessation of our subscriptions, which could cause us to lose existing or potential customers and could adversely affect our operating results.

Our products, solutions, systems, and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our services, including the operation of our global civilian cyber intelligence threat network. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties, to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations. While we invest and devote significant resources to maintain and continually enhance and update our methods to detect and alert us to such breaches, attacks, and disruptions, these efforts may not be sufficient, even with rapid detection, to prevent the damage such a breach of our products, solutions, systems, and websites may cause.

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

Any errors, defects, disruptions, or other performance problems with our products and services could harm our reputation. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our products and services, including the operation of our global civilian cyber intelligence threat network, could impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

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

As part of our business strategy, we may acquire or divest businesses or assets. For example, we recently completed the Broadcom sale. These activities can involve a number of risks and challenges, including:

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

In addition, we have, and may in the future, divest businesses, product lines, or assets, with the Broadcom sale being a recent example. Such initiatives may require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments.

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

Our solutions are highly regulated, which could impede our ability to market and provide our solutions or adversely affect our business, financial position, and results of operations.

Our solutions are subject to a high degree of regulation, including a wide variety of federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (FTC Act), and comparable state laws that are patterned after the FTC Act. Moreover, LifeLock entered into consent decrees and similar arrangements with the FTC and 35 states’ attorneys general in 2010 and a settlement with the FTC in 2015 relating to allegations that certain of LifeLock’s advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on the LifeLock business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” LifeLock’s identity theft protection services. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.

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

We have initiated and been named as a party to lawsuits, including patent litigation, class actions, and governmental claims, and we may be named in additional litigation. For example, the securities class action lawsuit, originally filed on July 22, 2015, against our subsidiary, LifeLock, and other named defendants has been remanded by the Ninth Circuit to the District Court for further proceedings. The expense of initiating and defending, and in some cases settling, such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively impact our ability to conduct our business, results of operations, and cash flows.

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

•
Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's base erosion and profit shifting project, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings;

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	Tax assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place; and

•	Taxes arising in connection with the Broadcom sale.

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

As of October 4, 2019, we had an aggregate of $4.5 billion of outstanding indebtedness that will mature in calendar years 2020 through 2025, including approximately $4.0 billion in aggregate principal amount of existing convertible or senior notes and $0.5 billion of outstanding term loans under our senior credit facility, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of October 4, 2019, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely effect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) None
Item 5. Other Information
2019 Annual Meeting
Our Board of Directors has rescheduled our 2019 Annual Meeting of Stockholders, or the 2019 Annual Meeting, to December 19, 2019 from the date disclosed in our annual report on Form 10-K for the annual period ended March 29, 2019. The record date, time and location of the 2019 Annual Meeting will be as set forth in our proxy statement for the 2019 Annual Meeting.

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
The information below is reported in lieu of information that would be reported under Items 2.05 under Form 8-K.
November 2019 Restructuring Plan
On November 5, 2019, in connection with the strategic decision to divest our enterprise business, our Board of Directors approved a restructuring plan (the November 2019 Plan). Actions under this plan will include the reduction of our workforce by approximately 3,100 employees, as well as asset impairments, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $800 million in connection with the November 2019 Plan of which approximately $350 million are expected to consist of cash expenditures for severance and termination benefits. These actions are expected to be completed within the next twelve months.
Our estimate of the amount or range of amounts of these charges by category, and the amount or range of amounts of the charges that will result in future cash expenditures, will be disclosed in subsequent filings with the Securities and Exchange Commission.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Symantec Corporation.	8-K	000-17781	2.1	8/8/2019
3.01	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation.	8-K	000-17781	3.1	11/4/2019
3.02	Amended and Restated Bylaws of NortonLifeLock Inc.	8-K	000-17781	3.2	11/4/2019
10.01*	FY20 Executive Annual Incentive Plan - Chief Executive Officer.	10-Q	000-17781	10.01	8/9/2019
10.02*	FY20 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.	10-Q	000-17781	10.02	8/9/2019
10.03*	Form of FY20 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-Q	000-17781	10.03	8/9/2019
10.04*	Form of Amended and Restated Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-Q	000-17781	10.04	8/9/2019
10.05*	Symantec Corporation Broadcom Transaction Severance & Retention Plan dated August 21, 2019.					X
10.06*	Transitions Services Agreement by and between Richard S. Hill and Symantec Corporation dated August 30, 2019.					X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.07
Credit Agreement, effective as of November 4, 2019, among NortonLifeLock Inc., the issuing banks and lenders party thereto (the Lenders), Wells Fargo Bank, National Association, as Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BofA Securities, Inc., Mizuho Bank, Ltd., Barclays Bank PLC, and The Bank of Nova Scotia, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Mizuho Bank, Ltd., Barclays Bank PLC and The Bank of Nova Scotia, as Syndication Agents and Goldman Sachs Bank USA, HSBC Securities (USA) Inc., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Citizens Bank, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp. and Santander Bank, N.A., as Co-Documentation Agents.
		8-K	000-17781	10.01	11/4/2019
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS
The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 4, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

NORTONLIFELOCK INC.
(Registrant)

By:	/s/ Richard S. Hill
Richard S. Hill Interim President, Chief Executive Officer and Director

By:	/s/ Vincent Pilette
Vincent Pilette Executive Vice President and Chief Financial Officer

November 8, 2019