Form 10-Q
period 2020-01-03
NortonLifeLock Inc.
filed 2020-02-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of January 30, 2020 was 600,384,184 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended January 3, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	January 3, 2020	March 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$12,649	$1,791
Short-term investments	119	252
Accounts receivable, net	171	708
Assets held for sale	213	—
Other current assets	411	286
Current assets of discontinued operations	8	149
Total current assets	13,571	3,186
Property and equipment, net	365	663
Operating lease assets	107	—
Intangible assets, net	1,119	1,202
Goodwill	2,676	2,677
Other long-term assets	709	1,160
Long-term assets of discontinued operations	—	7,050
Total assets	$18,547	$15,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157	$165
Accrued compensation and benefits	131	250
Current portion of long-term debt	749	491
Contract liabilities	1,019	1,032
Current operating lease liabilities	32	—
Other current liabilities	2,604	524
Current liabilities of discontinued operations	21	1,304
Total current liabilities	4,713	3,766
Long-term debt	3,719	3,961
Long-term contract liabilities	28	27
Deferred income tax liabilities	165	577
Long-term income taxes payable	1,086	1,076
Long-term operating lease liabilities	92	—
Other long-term liabilities	67	78
Long-term liabilities of discontinued operations	—	715
Total liabilities	9,870	10,200
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; 0 shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 614 and 630 shares issued and outstanding as of January 3, 2020 and March 29, 2019, respectively	4,853	4,812
Accumulated other comprehensive loss	12	(7)
Retained earnings	3,812	933
Total stockholders’ equity	8,677	5,738
Total liabilities and stockholders’ equity	$18,547	$15,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net revenues	$618	$615	$1,876	$1,839
Cost of revenues	103	110	296	331
Gross profit	515	505	1,580	1,508
Operating expenses:
Sales and marketing	178	166	551	537
Research and development	72	110	258	322
General and administrative	85	98	271	317
Amortization of intangible assets	20	19	61	59
Restructuring, transition and other costs	98	50	128	187
Total operating expenses	453	443	1,269	1,422
Operating income	62	62	311	86
Interest expense	(51)	(53)	(146)	(157)
Other income (expense), net	399	(18)	397	(56)
Income (loss) from continuing operations before income taxes	410	(9)	562	(127)
Income tax expense	57	10	133	20
Income (loss) from continuing operations	353	(19)	429	(147)
Income from discontinued operations	2,492	84	3,227	144
Net income (loss)	$2,845	$65	$3,656	$(3)

Income (loss) per share - basic:
Continuing operations	$0.57	$(0.03)	$0.69	$(0.23)
Discontinued operations	$4.01	$0.13	$5.20	$0.23
Net income (loss) per share - basic (1)	$4.58	$0.10	$5.90	$—

Income (loss) per share - diluted:
Continuing operations	$0.55	$(0.03)	$0.67	$(0.23)
Discontinued operations	$3.85	$0.13	$5.01	$0.23
Net income (loss) per share - diluted (1)	$4.40	$0.10	$5.68	$—

Weighted-average shares outstanding:
Basic	621	637	620	631
Diluted	647	637	644	631

(1) Amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net income (loss)	$2,845	$65	$3,656	$(3)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	15	2	17	(21)
Net unrealized gain on available-for-sale securities	(1)	1	1	1
Other comprehensive income from equity method investee
Other comprehensive income from equity method investee	1	—	2	2
Reclassification adjustments for income included in net income (loss)	(1)	—	(1)	—
Net other comprehensive income from equity method investee	—	—	1	2
Other comprehensive income (loss), net of taxes	14	3	19	(18)
Comprehensive income (loss)	$2,859	$68	$3,675	$(21)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share amounts)

Three months ended January 3, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 4, 2019	623	$4,816	$(2)	$1,298	$6,112
Net income	—	—	—	2,845	2,845
Other comprehensive income	—	—	14	—	14
Common stock issued under employee stock incentive plans	5	21	—	—	21
Shares withheld for taxes related to vesting of restricted stock units	(1)	(7)	—	—	(7)
Repurchases of common stock	(13)	(110)	—	(253)	(363)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	—	—	(78)	(78)
Stock-based compensation	—	124	—	—	124
Short-swing profit disgorgement	—	9	—	—	9
Balance as of January 3, 2020	614	$4,853	$12	$3,812	$8,677

Nine months ended January 3, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—	—	3,656	3,656
Other comprehensive income	—	—	19	—	19
Common stock issued under employee stock incentive plans	27	109	—	—	109
Shares withheld for taxes related to vesting of restricted stock units	(4)	(71)	—	—	(71)
Repurchases of common stock	(39)	(300)	—	(604)	(904)
Cash dividends declared ($0.275 per share of common stock) and dividend equivalents accrued	—	—	—	(173)	(173)
Stock-based compensation	—	294	—	—	294
Short-swing profit disgorgement	—	9	—	—	9
Balance as of January 3, 2020	614	$4,853	$12	$3,812	$8,677

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share amounts)

Three months ended December 28, 2018	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 28, 2018	632	$4,867	$(17)	$1,100	$5,950
Net income	—	—	—	65	65
Other comprehensive income	—	—	3	—	3
Common stock issued under employee stock incentive plans	13	2	—	—	2
Shares withheld for taxes related to vesting of restricted stock units	(6)	(115)	—	—	(115)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(49)	(49)
Stock-based compensation	—	50	—	—	50
Balance as of December 28, 2018	639	$4,804	$(14)	$1,116	$5,906

Nine months ended December 28, 2018	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 30, 2018	624	$4,691	$4	$328	$5,023
Cumulative effect from adoption of accounting standard	—	—	—	939	939
Net loss	—	—	—	(3)	(3)
Other comprehensive loss	—	—	(18)	—	(18)
Common stock issued under employee stock incentive plans	23	8	—	—	8
Shares withheld for taxes related to vesting of restricted stock units	(8)	(168)	—	—	(168)
Cash dividends declared ($0.225 per share of common stock) and dividend equivalents accrued	—	—	—	(148)	(148)
Stock-based compensation	—	273	—	—	273
Balance as of December 28, 2018	639	$4,804	$(14)	$1,116	$5,906
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	January 3, 2020	December 28, 2018
OPERATING ACTIVITIES:
Net income (loss)	$3,656	$(3)
Adjustments:
Amortization and depreciation	307	457
Impairments of long-lived assets	32	8
Stock-based compensation expense	270	265
Deferred income taxes	14	(18)
Loss from equity interest	31	84
Gain on sale of Enterprise Security assets	(5,422)	—
Gain on sale of equity method investment	(379)	—
Non-cash operating lease expense	32	—
Other	27	(32)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	537	97
Accounts payable	(21)	35
Accrued compensation and benefits	(99)	(26)
Contract liabilities	(163)	59
Income taxes payable	2,096	(17)
Other assets	(94)	1
Other liabilities	81	38
Net cash provided by operating activities	905	948
INVESTING ACTIVITIES:
Purchases of property and equipment	(86)	(153)
Proceeds from sale of Enterprise Security assets, net of transaction costs	10,572	—
Payments for acquisitions, net of cash acquired	—	(41)
Proceeds from maturities and sales of short-term investments	135	119
Proceeds from sale of property	—	26
Proceeds from sale of equity method investment	378	—
Other	(8)	(12)
Net cash provided by (used in) investing activities	10,991	(61)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock incentive plans	109	8
Tax payments related to restricted stock units	(71)	(168)
Dividends and dividend equivalents paid	(177)	(169)
Repurchases of common stock	(904)	—
Repayments of debt	(302)	—
Proceeds from issuance of debt, net of issuance costs	300	—
Short-swing profit disgorgement	9	—
Other	(1)	—
Net cash used in financing activities	(1,037)	(329)
Effect of exchange rate fluctuations on cash and cash equivalents	(1)	(23)
Change in cash and cash equivalents	10,858	535
Beginning cash and cash equivalents	1,791	1,774
Ending cash and cash equivalents	$12,649	$2,309

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
Basis of presentation
On August 8, 2019, we entered into a definitive agreement with Broadcom Inc. (Broadcom) under which Broadcom agreed to purchase certain of our Enterprise Security assets and assume certain liabilities for a purchase price of $10.7 billion (the Broadcom sale). On November 4, 2019, we completed the transaction. The divestiture of our Enterprise Security business allows us to shift our operational focus to our consumer business and represents a strategic shift in our operations. As a result, the majority of results of our Enterprise Security business were classified as discontinued operations in our Condensed Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. We have operated in one reportable segment since the second quarter of fiscal 2020. The Enterprise Security business was part of our Enterprise Security segment. Results of discontinued operations include all revenues and expenses directly derived from the Enterprise Security business, with the exception of revenues and associated costs of our ID Analytics solutions, which were formerly included in the Enterprise Security segment, and general corporate overhead which were previously allocated to the Enterprise Security segment but are not allocated to discontinued operations. These revenues and expenses are now included in continuing operations. The assets acquired and liabilities to be sold to Broadcom, as specified in the August 8, 2019 definitive agreement, were classified as discontinued operations in our Condensed Consolidated Balance Sheets, subject to changes set forth in the agreement. See Notes 3 and 18 for additional information about the divestiture of our Enterprise Security business.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019. The results of operations for the nine months ended January 3, 2020 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six-month periods in this report relate to fiscal periods ended January 3, 2020 and December 28, 2018. The three and nine months ended January 3, 2020 consisted of 13 and 40 weeks, respectively, whereas the three and nine months ended December 28, 2018 consisted of 13 and 39 weeks, respectively. Our 2020 fiscal year consists of 53 weeks and ends on April 3, 2020.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the nine months ended January 3, 2020, except for those noted in Note 2 and Note 5, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019.

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
Income taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard will be effective for us in our first quarter of fiscal 2023, with early adoption permitted. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our consolidated financial position, operating results or disclosures.
Note 3. Divestiture and Discontinued Operations
Divestiture of Enterprise Security Assets
On August 8, 2019, we entered into a definitive agreement with Broadcom under which Broadcom agreed to purchase certain of our Enterprise Security assets and assume certain liabilities for a purchase price of $10.7 billion. On November 4, 2019, we completed the transaction and recognized a gain on sale of $5,422 million calculated as follows.

(In millions)
Cash proceeds	$10,582
Income taxes withheld by Broadcom	109
Net assets sold	(5,225)
Transaction costs	(38)
Foreign exchange impact	(6)
Total gain on sale	$5,422

The carrying value of the net assets sold are as follows:

(In millions)
Current assets	$157
Intangible assets, net	934
Goodwill	5,773
Other long-term assets	252
Current contract liabilities	(1,200)
Other current liabilities	(28)
Long-term contract liabilities	(629)
Other long-term liabilities	(34)
Total net assets sold	$5,225

In connection with the Broadcom sale, we entered into a transition services agreement under which we will provide assistance to Broadcom including, but not limited to, business support services and information technology services for a period of up to six months. Income, net of dedicated direct costs, for these transition services was $5 million during the three and nine months ended January 3, 2020 and were presented as part of Other income (expense), net in the Condensed Consolidated Statements of Operations.
Discontinued Operations
The definitive agreement for the Broadcom sale provided that the selection of certain assets sold and liabilities assumed would be subject to negotiations between us and Broadcom subsequent to the signing of the agreement through the date of the close of the Broadcom sale. As a result of such negotiations, our results of operations for the six months ended October 4, 2019 and September 28, 2018 and our March 29, 2019 Condensed Consolidated Balance Sheet reflect changes in the assets and liabilities that were determined to be part of discontinued operations as reported in our previously filed Form 10-Q for the period ended October 4, 2019. These changes resulted in decreases of $6 million and $6 million to income from discontinued operations, net of tax, for the six months ended October 4, 2019 and September 28, 2018, respectively, and total assets from discontinued assets increased $58 million and total liabilities from discontinued operations increased $9 million as of March 29, 2019, as compared to the amounts reported in our previously filed Form 10-Q for the period ended October 4, 2019.
The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net revenues	$193	$599	$1,366	$1,715
Operating income (loss)	$(118)	$110	$6	$198
Gain on sale	$5,422	$—	$5,422	$—
Income before income taxes	$5,300	$109	$5,424	$194
Income tax expense	$2,808	$25	$2,197	$50
Income from discontinued operations	$2,492	$84	$3,227	$144

Our discontinued operations consist of our divested Enterprise Security assets and also includes results of our previously divested Veritas information management business (Veritas). There was no income from Veritas during the three and nine months ended January 3, 2020. Revenue from Veritas was $2 million and $11 million during the three and nine months ended December 28, 2018. Income from Veritas, net of taxes was $6 million and $11 million during the three and nine months ended December 28, 2018.
We recorded an income tax expense from discontinued operations of $2,808 million for the three months ended January 3, 2020, primarily consisting of a discrete tax expense of $2,801 million related to the gain on the sale of the Enterprise Security assets, and a discrete tax expense of $39 million related to global intangible low-tax income (GILTI), compared to income tax expense from discontinued operations of $25 million during the three months ended December 28, 2018.
We recorded an income tax expense from discontinued operations of $2,197 million and $50 million for the nine months ended January 3, 2020 and December 28, 2018, respectively. The increase in tax expense is primarily driven by the discrete tax expense of $2,801 million related to the sale of the Enterprise Security assets and the discrete tax expense of $39 million related to GILTI, partially offset by a $665 million tax benefit resulting from the remeasurement of the deferred tax assets associated with the tax basis of intellectual property held by our subsidiaries organized in Ireland. We previously expected to recover the tax basis through normal operation of our Enterprise Security business, which is taxed at the Irish trading rate of 12.5%. Instead, we recovered the tax basis through the sale of certain assets of the Enterprise Security assets, which is taxed at the Irish capital gains tax rate of 33%.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

(In millions)	January 3, 2020	March 29, 2019
Assets:
Current assets	$2	$149
Intangible assets, net	—	1,048
Goodwill	—	5,773
Other long-term assets	6	229
Total assets of discontinued operations	$8	$7,199
Liabilities:
Current contract liabilities	$10	$1,288
Other current liabilities	3	16
Long-term contract liabilities	5	709
Other long-term liabilities	3	6
Total liabilities of discontinued operations	$21	$2,019
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018
Amortization and depreciation	$130	$274
Stock-based compensation expense	$170	$140
Purchases of property and equipment	$43	$45

Note 4. Revenues
Timing of revenue recognition
The following table provides our revenue disaggregated by the timing of recognition:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Products and services transferred at a point in time	$15	$12	$40	$36
Products and services transferred over time	$603	$603	$1,836	$1,803
Contract liabilities
The amount of revenue recognized during the three and nine months ended January 3, 2020 that was included within the contract liabilities balance at October 4, 2019 and March 29, 2019 was $430 million and $951 million, respectively. The amount of revenue recognized during the three and nine months ended December 28, 2018 that was included within the contract liabilities balance at September 28, 2018 and March 31, 2018 was $440 million and $969 million, respectively.
Contract acquisition costs
We recognized amortization expense of capitalized contract acquisition costs of $2 million and $5 million during the three and nine months ended January 3, 2020, respectively, and $1 million and $3 million during the three and nine months ended December 28, 2018, respectively. There were no impairment losses recognized during the periods.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of January 3, 2020, we had $702 million of remaining performance obligations, which does not include customer deposit liabilities of $345 million, of which we expect to recognize approximately 96% as revenue over the next twelve months.

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
The following summarizes our lease costs:

	Three Months Ended	Nine Months Ended
(In millions)	January 3, 2020	January 3, 2020
Operating lease costs	$6	$28
Short-term lease costs	2	6
Variable lease costs	6	17
Total lease costs	$14	$51

Rent expense under operating leases was $16 million and $53 million for the three and nine months ended December 28, 2018, respectively.
Other information related to our operating leases was as follows:

Nine Months Ended
January 3, 2020
Weighted-average remaining lease term	4.6 years
Weighted-average discount rate	4.08%

See Note 7 for additional cash flow information related to our operating leases.
As of January 3, 2020, the maturities of our lease liabilities, excluding lease liabilities associated with our discontinued operations, by fiscal year are as follows:

(In millions)
Remainder of 2020	$10
2021	35
2022	30
2023	22
2024	19
Thereafter	20
Total lease payments	136
Less: Imputed interest	(12)
Present value of lease liabilities	$124

As of March 29, 2019, the minimum future rentals on non-cancelable operating leases, including leases associated with our discontinued operations and based on the previous lease accounting standard, by fiscal year were as follows:

(In millions)
2020	$55
2021	49
2022	40
2023	32
2024	26
Thereafter	42
Total minimum future lease payments	$244

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of March 29, 2019	$2,677
Translation adjustments	(1)
Balance as of January 3, 2020	$2,676

Intangible assets, net

	January 3, 2020			March 29, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$541	$(227)	$314	$541	$(168)	$373
Developed technology	142	(83)	59	143	(61)	82
Other	4	(2)	2	6	(3)	3
Total finite-lived intangible assets	687	(312)	375	690	(232)	458
Indefinite-lived trade names	744	—	744	744	—	744
Total intangible assets	$1,431	$(312)	$1,119	$1,434	$(232)	$1,202

Goodwill and intangible assets to be disposed of as a result of our agreement with Broadcom to sell certain assets of Enterprise Security business were included in assets of discontinued operations in our Condensed Consolidated Balance Sheets as of March 29, 2019, and were derecognized on November 4, 2019 upon the close of the sale, and accordingly, are excluded from the tables above.
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Statements of Operations Classification
(In millions)	January 3, 2020	December 28, 2018	October 4, 2019	September 28, 2018
Customer relationships and other	$20	$19	$61	$59	Operating expenses
Developed technology	8	9	23	22	Cost of revenues
Total	$28	$28	$84	$81

As of January 3, 2020, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2020	$28
2021	108
2022	100
2023	79
2024	59
Thereafter	1
Total	$375

Note 7. Supplementary Information (in millions)
Cash and cash equivalents:

	January 3, 2020	March 29, 2019
Cash	$648	$376
Cash equivalents	12,001	1,415
Total cash and cash equivalents	$12,649	$1,791

Other current assets:

	January 3, 2020	March 29, 2019
Prepaid expenses	$118	$136
Income tax receivable and prepaid income taxes	49	61
Other tax receivable	161	69
Other	83	20
Total other current assets	$411	$286

Property and equipment, net:

	January 3, 2020	March 29, 2019
Land	$21	$65
Computer hardware and software	786	814
Office furniture and equipment	95	105
Buildings	213	364
Leasehold improvements	178	327
Construction in progress	3	9
Total property and equipment, gross	1,296	1,684
Accumulated depreciation and amortization	(931)	(1,021)
Total property and equipment, net	$365	$663

During the three months ended January 3, 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale in the Condensed Consolidated Balance sheets because we expect to sell them within the next twelve months. The fair value of the assets held for sale less costs to sell exceed their carrying value.
Other long-term assets:

	January 3, 2020	March 29, 2019
Cost method investments	$185	$184
Equity method investment	—	32
Long-term income tax receivable and prepaid income taxes	43	34
Deferred income tax assets	404	830
Other	77	80
Total other long-term assets	$709	$1,160

Deferred income tax assets as of January 3, 2020 reflect a $1,119 million decrease as a result of the sale of Enterprise Security assets, partially offset by a $665 million remeasurement adjustment in Ireland as described in Note 3.
Short-term contract liabilities:

	January 3, 2020	March 29, 2019
Deferred revenue	$674	$527
Customer deposit liabilities	345	505
Total short-term contract liabilities	$1,019	$1,032

Other current liabilities:

	January 3, 2020	March 29, 2019
Income taxes payable	$2,086	$103
Other taxes payable	232	143
Other	286	278
Total other current liabilities	$2,604	$524

Income tax payable as of January 3, 2020 reflect $1,867 million of income tax obligations as a result of the sale of Enterprise Security assets.
Long-term income taxes payable:

	January 3, 2020	March 29, 2019
Deemed repatriation tax payable	$626	$703
Uncertain tax positions (including interest and penalties)	460	373
Total long-term income taxes payable	$1,086	$1,076

Other income (expense), net:

	Three Months Ended		Nine Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Interest income	$38	$11	$56	$29
Loss from equity interest	(9)	(24)	(31)	(84)
Foreign exchange loss	(5)	(3)	(7)	(12)
Gain on sale of equity method investment	379	—	379	—
Other	(4)	(2)	—	11
Other income (expense), net	$399	$(18)	$397	$(56)

Supplemental cash flow information:

	Nine Months Ended
	January 3, 2020	December 28, 2018
Income taxes paid, net of refunds	$198	$80
Interest expense paid	$133	$145
Cash paid for amounts included in the measurement of operating lease liabilities	$43	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$14	$—
Reduction of operating lease assets as a result of lease terminations and modifications	$24	$—
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1	$29
Extinguishment of debt with borrowings from same creditors	$198	$—

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

	January 3, 2020			March 29, 2019
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$10,301	$10,301	$—	$1,415	$1,415	$—
Certificates of deposit	1,702	—	1,702	1	—	1
Corporate bonds	118	—	118	251	—	251
Total	$12,121	$10,301	$1,820	$1,667	$1,415	$252

The following table presents the contractual maturities of our investments in debt securities as of January 3, 2020:

(In millions)	Fair Value
Due in one year or less	$1,784
Due after one year through five years	36
Total	$1,820

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment and our long-term debt.
Non-marketable equity investments
As of January 3, 2020 and March 29, 2019, the carrying value of our non-marketable equity investments was $185 million and $184 million, respectively.
Equity method investment
Our investment in equity securities that was accounted for using the equity method was included in Other long-term assets in our Condensed Consolidated Balance Sheets and consisted of our equity investment in DigiCert Parent Inc. (DigiCert) that had a carrying value of $32 million at March 29, 2019. On October 16, 2019, Clearlake Capital Group, L.P. (Clearlake), a private investment firm, and TA Associates, an investor of DigiCert and a private equity firm, completed an investment in DigiCert. As a part of the transaction, Clearlake and TA became equal partners in DigiCert. As a result, we received $378 million in cash for our equity investment in DigiCert and $2 million remains in escrow. We recognized a gain on sale of $379 million. We expect to make income tax payments of approximately $53 million as a result of the transaction.
We recorded a loss from equity interests of $9 million and $31 million during the three and nine months ended January 3, 2020, respectively, and $24 million and $84 million during the three and nine months ended December 28, 2018, respectively, in Other income (expense), net in our Condensed Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Condensed Consolidated Balance Sheets.

The following table summarizes financial data from DigiCert, which was provided to us on a three-month lag:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$121	$80	$230	$220
Gross profit	$104	$67	$194	$181
Net loss	$(18)	$(83)	$(55)	$(288)

Current and long-term debt
As of January 3, 2020 and March 29, 2019, the total fair value of our current and long-term fixed rate debt was $4,016 million and $3,964 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	January 3, 2020	March 29, 2019	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	$750	$750	4.25%
2.5% Convertible Senior Notes due April 1, 2022	500	500	3.76%
Senior Term Loan A-5 due August 1, 2021	—	500	LIBOR plus (1)
2.0% Convertible Senior Notes due August 15, 2022	1,250	1,250	2.66%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
Term Loan due November 4, 2024	500	—	LIBOR plus (1)
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	4,500	4,500
Less: unamortized discount and issuance costs	(32)	(48)
Total debt	4,468	4,452
Less: current portion	(749)	(491)
Total long-term debt	$3,719	$3,961

(1)
The term loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt and the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	January 3, 2020	March 29, 2019
Senior Term Loan A-5 due August 1, 2021	N/A	4.24%
Term Loan due November 4, 2024	3.31%	N/A

As of January 3, 2020, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2020	$—
2021	756
2022	525
2023	1,675
2024	25
Thereafter	1,519
Total future maturities of debt	$4,500

New credit facility
On November 4, 2019, we entered into a credit agreement with financial institutions, which provides a revolving line of credit of $1,000 million through November 2024, a 5-year term loan of $500 million, and a delayed 5-year term loan commitment of $750 million through September 15, 2020. At our option, we may increase commitments under the revolving line of credit or the term loan facility by an aggregate amount of up to $500 million, subject to customary conditions. Interest on borrowings under the credit agreement can be based on a base rate or a LIBOR at our election. Based on our debt ratings and our consolidated leverage ratios as determined in accordance with the credit agreement, loans borrowed bear interest, in the case of base rate loans, at a per annum rate equal to the applicable base rate plus a margin ranging from 0.125% to 0.75%, and in the case of LIBOR loans, LIBOR, as adjusted for statutory reserves, plus a margin ranging from 1.125% to 1.75%. The unused revolving line of credit is subject to a commitment fee ranging from 0.125% to 0.30% per annum. The principal amount of the term loan is repayable in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended March 31, 2021 in an amount equal to 1.25% of the aggregate principal amount of the term loan and in the outstanding principal amount upon the November 2024 maturity date. We may voluntarily repay outstanding principal balances without penalty.
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of January 3, 2020, we were in compliance with all debt covenants.
In connection with the credit agreement, on November 4, 2019, we fully prepaid the principal amount of $500 million of our Senior Term Loan A-5 and terminated our existing revolving line of credit. This transaction was accounted for as an extinguishment of debt and resulted in accelerated recognition of interest expense for unamortized debt issuance costs, which was not significant. Out of the repayments, $198 million was replaced by borrowings under the term loan of $500 million issued on November 4, 2019 to the same creditors.
As of January 3, 2020 and March 29, 2019, there were no borrowings outstanding under our revolving credit facilities.
Amendments to Convertible Senior Notes
On March 4, 2016, we issued $500 million of convertible notes with maturity on April 1, 2021 and bear interest at an annual rate of 2.5% (2.5% Convertible Notes). On August 1, 2016, we issued an additional $1.25 billion of convertible notes with maturity on August 15, 2021 and bear interest at an annual rate of 2.0% (2.0% Convertible Notes). Both the 2.5% Convertible Notes and the 2.0% Convertible Notes (collectively, Convertible Senior Notes) have coupon interest payable semiannually in arrears in cash. Interest payments on the Convertible Senior Notes are due on October 1 and April 1 of each year in the case of the 2.5% Convertible Notes, and February 15 and August 15 in the case of the 2.0% Convertible Notes. The fair value of the equity component of our Convertible Senior Notes of $41 million, net of tax, was recorded in additional paid-in capital and is being amortized as interest expense. Additionally, as of March 29, 2019, the principal amount and associated unamortized discount and issuance costs of the 2.5% Convertible Notes were classified as current because upon the 4-year anniversary of the issuance of the notes, holders of thereof had the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Notes.
Holders of the Convertible Senior Notes could convert the notes into our common stock at any time up to the maturity date of each note. The conversion rate for all the 2.0% Convertible Notes was 48.9860 shares of common stock per $1,000 principal amount of the notes, which represented an initial conversion price of approximately $20.41 per share. The conversion rate for the 2.5% Convertible Notes was 59.6341 shares of common stock per $1,000 principal amount of the notes, which represented an initial conversion price of approximately $16.77 per share. If holders of the Convertible Senior Notes convert them in connection with a fundamental change, we may be required to provide a make-whole premium in the form of an increased conversion rate, subject to a maximum amount, based on the effective date of the fundamental change as set forth in a table contained in the indenture governing each of the Convertible Senior Notes. A fundamental change, as defined, includes a sale of substantially all our assets, a change of the control of NortonLifeLock, or a plan for our liquidation or dissolution. The conversion rates under the Convertible Senior Notes are subject to customary anti-dilution adjustments. If the holders request a conversion, we have the option to settle the par amount of the Convertible Senior Notes using cash, shares of our common stock, or a combination of cash and shares with the cash settlement not exceeding the principal amount and accrued and unpaid interest of the Convertible Senior Notes.
Additionally, we could redeem all or part of the principal of the 2.5% Convertible Notes, at our option, at a purchase price equal to the principal amount plus accrued interest on or after the 4-year anniversary of the issuance date of the 2.5% Convertible Notes, if the closing trading price of our common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading-day period preceding our exercise of the redemption right (including the last three such trading days) and provided that we have satisfied all regulatory common stock registration requirements. The 2.0% Convertible Notes are not redeemable at our option.
As long as the holders of the Convertible Senior Notes each own at least 4% of our common stock on an as-converted basis, they are entitled to nominate one director to our Board of Directors. As of January 3, 2020, the holders’ percentage interest in our common stock exceeded this threshold.
On November 11, 2019, we amended the Convertible Senior Notes agreements to provide that, if and when we pay a special dividend of $12 to our stockholders, we would exchange $250 million of the principal amount underlying the 2.5% Convertible Notes for new notes to be issued pursuant to a new indenture (the “New 2.5% Convertible Notes”) and make a payment of $12 for each share underlying the New 2.5% Convertible Notes, and exchange $625 million of the principal amount underlying the 2.0% Convertible Notes for new notes to be issued pursuant to a new indenture (the “New 2.0% Convertible Notes”) and make a payment of $12 for each share underlying the New 2.0% Convertible Notes, in each case in lieu of a conversion price adjustment (the Cash Note Payment). The remaining principal of the Convertible Senior Notes would receive a conversion price adjustment with respect to such special dividend.
The special dividend was payable to stockholders on January 31, 2020 and on February 4, 2020, we issued the New 2.5% Convertible Notes and the New 2.0% Convertible Notes pursuant to two new indentures, and then made the Cash Note Payment. The Cash Note Payments consisted of $179 million with respect to holders of the New 2.5% Convertible Senior Notes and $367 million with respect to holders of the New 2.0% Convertible Senior Notes. After giving effect to the conversion rate adjustment that was made in connection with the payment of the special dividend on January 31, 2020, the conversion rate for the remaining $250 million of the 2.5% Convertible Notes is 118.9814 shares of common stock per $1,000 principal amount of the notes, which represents an adjusted conversion price of approximately $8.40 per share and the conversion rate for the remaining $625 million of the 2.0% Convertible Notes is 97.7364 shares of common stock per $1,000 principal amount of the notes, which represents an adjusted conversion price of approximately $10.23 per share.
In addition, in connection with the amendments, we extended the maturity dates of all of the 2.5% Convertible Notes, including the New 2.5% Convertible, Notes to April 1, 2022 and all of the 2.0% Convertible Notes, including the New 2.0% Convertible Notes, to August 15, 2022. Further, holders of the Convertible Senior Notes will only be able to convert the notes in a period of six months prior to the extended maturity dates. For the 2.5% Convertible Notes, we no longer have the redemption right, nor do the holders of the 2.5% Convertible Notes have the right to require us to repurchase the notes.
Based on the closing price of our common stock of $25.83 on January 3, 2020, the if-converted value of our 2.5% Convertible Notes exceeded the principal amount by approximately $270 million and the if-converted value of our 2.0% Convertible Notes exceeded the principal amount by approximately $332 million.
During the three and nine months ended January 3, 2020, we made payments totaling $5 million to holders of the Convertible Notes in lieu of conversion price adjustments because our dividend of $0.125 per share to our common stockholders that was paid in December 2019 exceeded the amounts defined in the Convertible Senior Notes agreements. These payments were recorded as interest expense during the three and nine months ended January 3, 2020.
The following table sets forth total interest expense recognized related to our 2.5% and 2.0% Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Contractual interest expense	$9	$9	$28	$28
Amortization of debt discount and issuance costs	$3	$4	$11	$12
Payments in lieu of conversion price adjustments	$5	$—	$5	$—

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
To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, we conduct a program under which we may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in other income (expense), net. As of January 3, 2020 and December 28, 2018, the fair value of these contracts was insignificant. During the nine months ended January 3, 2020, a net loss of $1 million was recorded in Accumulated other comprehensive loss.
We also enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of January 3, 2020 and December 28, 2018, the fair value of these contracts was insignificant. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Foreign exchange forward contracts gain (loss)	$7	$(1)	$1	$(39)

The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of January 3, 2020 and December 28, 2018.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	January 3, 2020	March 29, 2019
Net investment hedges
Foreign exchange forward contracts sold	$374	$116
Balance sheet contracts
Foreign exchange forward contracts purchased	$913	$963
Foreign exchange forward contracts sold	$51	$122

Note 11. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs consist primarily of severance, facilities, separation, transition and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events and facilities exit costs, which generally include rent expense and lease termination costs, less estimated sublease income. Separation costs primarily consist of consulting costs incurred in connection with the divestiture of our Enterprise Security business. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. Such transition projects were completed by the end of fiscal 2019.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan include the reduction of our workforce by approximately 3,100 employees, as well as asset write-offs, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $800 million in connection with the November 2019 Plan, of which approximately $330 million are expected to consist of cash expenditures for severance and termination benefits and $170 million of cash expenditures for contract terminations. These actions are expected to be completed within the next twelve months. As of January 3, 2020, we have incurred costs of $285 million related to our November 2019 Plan.
In addition, as a result of our divestiture, our Board of Directors approved an equity-based severance program under which certain equity awards to certain terminated employees were accelerated. See Note 14 for more information on the impact of this program.
August 2019 Plan
On August 6, 2019, our Board of Directors approved a restructuring plan (the August 2019 Plan) to improve productivity and reduce complexity in the way we manage the business. We expect to reduce net global headcount by approximately 7% under the August 2019 Plan. We also plan to downsize, vacate or close certain facilities and data centers in connection with the restructuring plan. We estimate that we will incur total costs in connection with the restructuring of approximately $100 million, approximately $75 million for severance and termination benefits and $25 million for site closures. These actions are expected to be completed in fiscal 2020. As of January 3, 2020, we have incurred costs of $53 million related to our Fiscal 2020 Plan.
August 2018 Plan
In August 2018, we announced a restructuring plan (the August 2018 Plan) under which we incurred costs of $48 million as of October 4, 2019. These actions were substantially completed in fiscal 2020.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Severance and termination benefit costs	11	4	39	9
Contract cancellation charges	67	—	67	—
Stock-based compensation charges	6	—	6	—
Asset write-offs	10	—	10	2
Other exit and disposal costs	4	3	6	10
Separation costs	—	—	—	4
Transition costs	—	43	—	162
Total restructuring, transition and other costs	$98	$50	$128	$187

In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring, transition and other costs were classified to discontinued operations for all periods presented. Our restructuring costs attributable to discontinued operations are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Severance and termination benefit costs	78	1	123	8
Contract cancellation charges	5	—	5	—
Stock-based compensation charges	95	—	95	—
Asset write-offs	13	—	13	—
Other exit and disposal costs	—	—	—	3
Separation costs	15	—	22	—
Other	—	2	—	7
Total restructuring, transition and other	$206	$3	$258	$18

Restructuring summary
Our activities related to our restructuring plans are presented in the tables below:
November 2019 Plan

(In millions)	Liability Balance as of March 29, 2019	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of January 3, 2020
Severance and termination benefit costs	$—	$88	$(47)	$—	$41
Contract cancellation charges	—	71	—	(9)	63
Stock-based compensation charges	—	101	—	(101)	—
Asset write-offs	—	23	—	(23)	—
Other exit and disposal costs	—	2	—	(1)	1
Total	$—	$285	$(47)	$(134)	$105
August 2019 Plan

(In millions)	Liability Balance as of March 29, 2019	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of January 3, 2020
Severance and termination benefit costs	$—	$50	$(48)	$—	$2
Other exit and disposal costs	—	3	—	(3)	—
Total	$—	$53	$(48)	$(3)	$2
August 2018 Plan

(In millions)	Liability Balance as of March 29, 2019	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of January 3, 2020
Severance and termination benefit costs	$11	$23	$(31)	$—	$3
Other exit and disposal costs	2	2	(3)	—	1
Total	$13	$25	$(34)	$—	$4

The restructuring liabilities are included in Accounts payable and Other current liabilities in our Condensed Consolidated Balance Sheets.

Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Income (loss) from continuing operations before income taxes	$410	$(9)	$562	$(127)
Income tax expense	$57	$10	$133	$20
Effective tax rate	14%	(111)%	24%	(16)%

Our effective tax rate for continuing operations for fiscal 2020 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the three and nine months ended January 3, 2020 differs from the federal statutory income tax rate primarily due to a discrete tax charge of $53 million recorded to account for the sale of DigiCert equity investment, various permanent differences and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit. In addition, for the nine months ended January 3, 2020, there was an additional tax expense of $62 million recorded to account for uncertain tax positions related to the Ninth Circuit Court of Appeals recent holding in Altera Corp. v. Commissioner.
Our effective tax rate for income (loss) from continuing operations for the three and nine months ended December 28, 2018 differs from the federal statutory income tax rate primarily due to the tax expense recorded to account for one-time adjustments related to guidance issued on the Tax Cuts and Jobs Act (H.R.1) (Tax Reform) and other changes in response to the Tax Reform, various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit.
On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera Corp. v. Commissioner and concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner of the Internal Revenue Service appealed the Tax Court decision to the Ninth Circuit. In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court. As a result of this decision, we recorded a cumulative income tax expense of $62 million in nine months ended January 3, 2020. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit, but such request was denied on November 12, 2019. Nevertheless, the taxpayer may still file an appeal with the United States Supreme Court. Consequently, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.
The aggregate changes in the balance of gross unrecognized tax benefits for the nine months ended January 3, 2020 were as follows:

(In millions)
Balance as of March 29, 2019	$446
Settlements with tax authorities	(1)
Lapse of statute of limitations	(14)
Increase related to prior period tax positions	84
Increase related to current year tax positions	54
Balance as of January 3, 2020	$569

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 13. Stockholders' Equity
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. On August 6, 2019, our Board of Directors increased the share repurchase authorization to $1,600 million. As of January 3, 2020, we had $1,236 million remaining under the authorization to be completed in future periods with no expiration date.

The following table summarizes activity related to this program for the three and nine months ended January 3, 2020:

	Three Months Ended January 3, 2020	Nine Months Ended January 3, 2020
(In millions, except per share amounts)
Number of shares repurchased	14	39
Average price per share	$25.79	$23.28
Aggregate purchase price	$364	$904

During the three and nine months ended January 3, 2020, we executed repurchases of $18 million for 1 million shares that settled after January 3, 2020. In addition, during the fourth quarter of fiscal 2019, we executed repurchases of $18 million for 1 million shares that settled during the nine months ended January 3, 2020. No shares were repurchased during the nine months ended December 28, 2018.
Accumulated other comprehensive loss
Components of Accumulated other comprehensive loss, net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Equity Method Investee	Total
Balance as of March 29, 2019	$(5)	$(1)	$(1)	$(7)
Other comprehensive income before reclassifications	17	1	2	20
Reclassifications to net income (loss)	—	—	(1)	(1)
Balance as of January 3, 2020	$12	$—	$—	$12

Note 14. Employee Equity Incentive Plans
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Cost of revenues	$—	$2	$1	$5
Sales and marketing	10	10	23	32
Research and development	6	9	21	25
General and administrative	20	16	46	63
Restructuring, transition and other costs	6	—	6	—
Other income (expense), net	3	—	3	—
Total stock-based compensation from continuing operations	45	37	100	125
Discontinued operations	75	18	170	140
Total stock-based compensation expense	$120	$55	$270	$265
Income tax benefit for stock-based compensation expense	$(22)	$(12)	$(51)	$(59)

As of January 3, 2020, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $138 million, which will be recognized over an estimated weighted-average amortization period of 1.7 years.
The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Nine Months Ended
(In millions, except per grant data)	January 3, 2020	December 28, 2018
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$19.56	$21.71
Awards granted	13	14
Total fair value of awards released	$251	$203
Outstanding and unvested	8	21
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$13.42	$21.21
Awards granted	2	2
Total fair value of awards released	$33	$261
Outstanding and unvested at target payout	1	4
Stock options:
Weight-average fair value per award granted	$4.76	$—
Awards granted	2	—
Total intrinsic value of stock options exercised	$159	$13
Outstanding	3	12
Exercisable	2	12
Restricted stock:
Outstanding and unvested	—	1

We settled certain fiscal 2019 bonuses and certain fixed monetary awards in approximately 2 million RSUs during the nine months ended January 3, 2020. These awards were granted and vested in fiscal 2020. As of January 3, 2020 and March 29, 2019, the total liability associated with liability-classified awards was $2 million and $22 million, respectively, which is presented in Accrued compensation and benefits in our Condensed Consolidated Balance Sheets.
Stock-based award modifications
In connection with the Broadcom sale, we approved severance and retention arrangements for certain executives. As a result, these executives are entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity may be earned at levels of 0% to 150%, subject to market and service conditions. In connection with restructuring activities related to the Broadcom sale, we entered into severance and retention arrangements with certain other employees. These arrangements accelerate either a portion or all of the vesting of their stock-based awards.
During the three and nine months ended January 3, 2020, we recognized $120 million of expense associated with these modifications, of which $12 million was recognized in General and administrative expense, $5 million in Sales and marketing expense, $6 million in continuing operations restructuring costs, $95 million in discontinued operations restructuring costs and $2 million in discontinued operations expense.
Note 15. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares includes the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted loss per share was the same as basic loss per share for the three and nine months ended December 28, 2018, as there was a loss from continuing operations in the period and inclusion of potentially issuable shares was anti-dilutive.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Income (loss) from continuing operations	$353	$(19)	$429	$(147)
Income from discontinued operations	2,492	84	3,227	144
Net income (loss)	$2,845	$65	$3,656	$(3)
Income (loss) per share - basic:
Continuing operations	$0.57	$(0.03)	$0.69	$(0.23)
Discontinued operations	$4.01	$0.13	$5.20	$0.23
Net income (loss) per share - basic	$4.58	$0.10	$5.90	$—
Income (loss) per share - diluted:
Continuing operations	$0.55	$(0.03)	$0.67	$(0.23)
Discontinued operations	$3.85	$0.13	$5.01	$0.23
Net income (loss) per share - diluted	$4.40	$0.10	$5.68	$—

Weighted-average shares outstanding - basic	621	637	620	631
Dilutive potentially issuable shares:
Convertible debt	20	—	15	—
Employee equity awards	6	—	9	—
Weighted-average shares outstanding - diluted	647	637	644	631

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	91	—	91
Employee equity awards	—	36	2	47
Total	—	127	2	138

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our Convertible Senior Notes will generally have a dilutive impact on net income per share when our average stock price for the period exceeds approximately $16.77 per share for the 2.5% Convertible Senior Notes and $20.41 per share for the 2.0% Convertible Senior Notes. The conversion feature of both notes was anti-dilutive during the three and nine months ended December 28, 2018 as there was a loss from continuing operations in the period.
Note 16. Segment and Geographic Information
Historically, we operated in two reportable segments: Enterprise Security and Consumer Cyber Safety. The Enterprise Security segment focused on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. The Consumer Cyber Safety segment focused on providing cyber safety solutions under our NortonLifeLock brand to help consumers protect their devices, online privacy, identities, and home networks. On August 8, 2019, we entered into a definitive agreement to sell certain assets of our Enterprise Security business to Broadcom, representing substantially all of our Enterprise Security segment. This transaction closed on November 4, 2019. The divestiture of these Enterprise Security assets allows us to shift our operational focus to our consumer business and represents a strategic shift in our operations. Therefore, the results of our divested Enterprise Security assets were classified as discontinued operations in our Condensed Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, we now have one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources. The change has been reflected in our segment reporting for all periods presented.

The following table summarizes net revenues by significant products and services categories:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Consumer security	$364	$367	$1,103	$1,104
Identity and information protection	239	235	731	699
Other	15	13	42	36
Total net revenues	$618	$615	$1,876	$1,839

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
Geographical information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Americas	$454	$451	$1,380	$1,335
EMEA	93	95	282	295
APJ	71	69	214	209
Total net revenues	$618	$615	$1,876	$1,839

The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $433 million and $1,316 million during the three and nine months ended January 3, 2020, respectively, and $431 million and $1,273 million during the three and nine months ended December 28, 2018, respectively. No other individual country accounted for more than 10% of revenues.
Most of our assets as of January 3, 2020 and March 29, 2019 were attributable to our U.S. operations. The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	January 3, 2020	March 29, 2019
U.S.	$11,705	$1,544
International	1,063	499
Total cash, cash equivalent and short-term investments	$12,768	$2,043

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	January 3, 2020	March 29, 2019
U.S.	$287	$568
International (1)	78	95
Total property and equipment, net	$365	$663

(1)	No individual country represented more than 10% of the respective totals.

Our operating lease assets by geographic area, based on the physical location of the asset, were as follows:

(In millions)	January 3, 2020
U.S.	$50
India	14
Japan	11
Other Countries (1)	32
Total operating lease assets	$107

(1)	No individual country represented more than 10% of the respective totals.
Significant customers
Customers that accounted for over 10% of our net accounts receivable were as follows:

	January 3, 2020	March 29, 2019
Customer A	N/A	16%
Customer B	N/A	15%
Customer C	24%	N/A

Note 17. Commitments and Contingencies
Purchase obligations
As of January 3, 2020, we had purchase obligations of $523 million associated with agreements for purchases of goods or services, including purchase obligations associated with our discontinued operations. The amount of purchase obligations reflects estimated future payments as of January 3, 2020 according to the contract terms.
Deemed repatriation taxes
As of January 3, 2020, we are required to pay a one-time transition tax of $694 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Tax Reform Act.
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
In connection with the sale of Veritas and the sale of our Enterprise Security business to Broadcom, we assigned several leases to Veritas Technologies LLC or Broadcom and/or their related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC, Broadcom or their related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses, and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019 and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims and certain of our former officers. Defendants filed answers on November 7, 2019. No trial date has been set.
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
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. Both motions are currently pending before the court and NortonLifeLock is currently unable to forecast the likely outcome of these motions.
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
Note 18. Subsequent Events
Dividends
On January 9, 2020, we announced that our Board of Directors declared a special cash dividend of $12 per share of common stock to be paid in January 2020. On February 6, 2020, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2020. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
In connection with the special dividend of $12 per share, on February 4, 2020, we made approximately $550 million of cash payments in lieu of conversion price adjustments to the holders of our Convertible Senior Notes during our fourth quarter of fiscal 2020. See Note 9 for more information.
Sale of ID Analytics
On January 31, 2020, we completed the sale of our ID Analytics solutions for approximately $375 million in net cash proceeds.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; anticipated tax rates, benefits and expenses; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this quarterly report on Form 10-Q. We encourage you to read that section carefully.
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
Subsequent Events
Special Dividend
As a result of the Broadcom sale, we made a distribution to our stockholders through a special dividend of $12 per share of common stock, which was declared by our Board of Directors on January 9, 2020 and paid on January 31, 2020. The aggregate amount of such dividend payments was $7.2 billion. Concurrent with the payment of the special dividend, on February 4, 2020, we made $546 million of cash payments in lieu of conversion price adjustments to the holders of our Convertible Senior Notes (as defined below).
Sale of ID Analytics solutions
On January 31, 2020, we completed the sale of our ID Analytics solutions for approximately $375 million in net cash proceeds.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The third quarter of fiscal 2020 and fiscal 2019 each consisted of 13 weeks. The nine months ended January 3, 2020 consisted of 40 weeks, whereas the nine months ended December 28, 2018 consisted of 39 weeks. Our 2020 fiscal year consists of 53 weeks and ends on April 3, 2020.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net revenues	$618	$615	$1,876	$1,839
Operating income	$62	$62	$311	$86
Income (loss) from continuing operations	$353	$(19)	$429	$(147)
Income from discontinued operations	$2,492	$84	$3,227	$144
Net income (loss)	$2,845	$65	$3,656	$(3)
Net income (loss) per share from continuing operations - diluted	$0.55	$(0.03)	$0.67	$(0.23)
Net income per share from discontinued operations - diluted	$3.85	$0.13	$5.01	$0.23
Net income (loss) per share - diluted	$4.40	$0.10	$5.68	$—
Cash provided by operating activities			$905	$948

	As Of
(In millions)	January 3, 2020	March 29, 2019
Cash, cash equivalents and short-term investments	$12,768	$2,043
Contract liabilities	$1,047	$1,059
Below are our financial highlights for the third quarter of fiscal 2020, compared to the corresponding period in the prior year:

•	Net revenues were relatively flat.

•
Operating income was flat reflecting lower compensation expense other than stock-based compensation expense and outside services expense that we achieved as a result of our cost reduction programs, offset by higher advertising and promotional expense and higher costs recognized in connection with our restructuring plans.

•	Income (loss) from continuing operations increased $372 million, primarily due to the gain on the sale of equity method investment.

•	Income from discontinued operations increased $2,408 million, primarily due to the gain on the sale of Enterprise Security assets.

•	Net income and net income per share increased, primarily due to higher income from both our continuing operations and discontinued operations.
Below are our financial highlights for the first nine months of fiscal 2020, compared to the corresponding period in the prior year unless stated otherwise:

•	Net revenues increased $37 million primarily due to the favorable impact from the additional week in the first nine months of fiscal 2020.

•	Operating income increased $225 million primarily due to higher revenue, lower outside services expense, and lower restructuring, transition and other expense.

•
Income (loss) from continuing operations, increased $576 million primarily due to higher operating income and the gain on the sale of the DigiCert equity method investment, partially offset by higher income tax expense.

•	Income from discontinued operations, increased $3,083 million primarily due to the gain on the sale of Enterprise Security assets.

•	Net income and net income per share increased primarily due to higher income from both our continuing operations and discontinued operations.

•
Cash, cash equivalents and short-term investments increased by $10,725 million compared to March 29, 2019, primarily due to net proceeds from sale of Enterprise Security assets and net cash provided by operating activities, partially offset by stock repurchases.

•	Contract liabilities was relatively flat compared to March 29, 2019.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2019. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended January 3, 2020, except for those related to discontinued operations as a result of changes in reporting that relate to the Broadcom sale.
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
Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the Condensed Consolidated Balance Sheet. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. See Note 3 - Divestiture and Discontinued Operations in our Notes to Condensed Consolidated Financial statements for additional information.

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net revenues	100%	100%	100%	100%
Cost of revenues	17	18	16	18
Gross profit	83	82	84	82
Operating expenses:
Sales and marketing	29	27	29	29
Research and development	12	18	14	18
General and administrative	14	16	14	17
Amortization of intangible assets	3	3	3	3
Restructuring, transition and other costs	16	8	7	10
Total operating expenses	73	72	68	77
Operating income	10	10	17	5
Interest expense	(8)	(9)	(8)	(9)
Other income (expense), net	65	(3)	21	(3)
Income (loss) from continuing operations before income taxes	66	(1)	30	(7)
Income tax expense	9	2	7	1
Income (loss) from continuing operations	57	(3)	23	(8)
Income from discontinued operations	403	14	172	8
Net income (loss)	460%	11%	195%	—%

Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 3, 2020	December 28, 2018	Change in %	January 3, 2020	December 28, 2018	Change in %
Net revenues	$618	$615	—%	$1,876	$1,839	2%
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our consumer solutions:

	Three Months Ended
(In millions, except for per user amounts)	January 3, 2020	December 28, 2018
Direct customer revenues	$542	$540
Average direct customer count	20.1	20.6
Direct customer count (at quarter end)	20.1	20.5
Direct average revenue per user (ARPU)	$8.99	$8.75
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as those customers who have a direct billing relationship with us. Such customer sources include online acquisition and retention, affiliates, co-marketing, and original contract manufacturer channels. Direct customers excludes customers of our partners and ID Analytics solutions and direct customer revenues excludes partner revenues and ID Analytics revenues. For the three months ended January 3, 2020 partner revenues and ID Analytics revenues were $61 million and $15 million, respectively.

For the three months ended December 28, 2018 partner revenues and ID Analytics revenues were $62 million and $13 million, respectively.
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
Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Americas	73%	73%	74%	73%
EMEA	15%	15%	15%	16%
APJ	11%	11%	11%	11%

Percentages may not add to 100% due to rounding.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Three Months Ended January 3, 2020 Compared with Three Months Ended December 28, 2018
Net revenues were relatively flat, as our average direct customer count decline was largely offset by an increase in our ARPU.
Nine Months Ended January 3, 2020 Compared with Nine Months Ended December 28, 2018
Net revenues increased $37 million compared to the corresponding period in fiscal 2019 primarily due to approximately $44 million of revenue from the additional week in the first nine months of fiscal 2020.
Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 3, 2020	December 28, 2018	Change in %	January 3, 2020	December 28, 2018	Change in %
Cost of revenues	$103	$110	(6)%	$296	$331	(11)%
Three Months Ended January 3, 2020 Compared with Three Months Ended December 28, 2018
Our cost of revenues decreased $7 million primarily due to a decrease in technical support costs, partially offset by an increase in royalty charges.
Nine Months Ended January 3, 2020 Compared with Nine Months Ended December 28, 2018
Our cost of revenues decreased $35 million primarily due to a decrease in technical support costs, partially offset by an increase in royalty charges. In addition, in the first nine months of fiscal 2019, we recorded inventory write-offs of $9 million due to our discontinuation of a consumer hardware product line.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 3, 2020	December 28, 2018	Change in %	January 3, 2020	December 28, 2018	Change in %
Sales and marketing	$178	$166	7%	$551	$537	3%
Research and development	72	110	(35)%	258	322	(20)%
General and administrative	85	98	(13)%	271	317	(15)%
Amortization of intangible assets	20	19	5%	61	59	3%
Restructuring, transition and other costs	98	50	96%	128	187	(32)%
Total operating expenses	$453	$443	2%	$1,269	$1,422	(11)%

Three Months Ended January 3, 2020 Compared with Three Months Ended December 28, 2018
Sales and marketing expense increased $12 million, primarily due to a $31 million increase in advertising and promotional expense reflecting our higher investments in direct marketing programs, partially offset by decreases in compensation expense and outside services expense, reflecting our cost reduction initiatives.
Research and development expense decreased $38 million, primarily due to an approximately $25 million decrease in compensation expense and allocated corporate shared costs, and an $8 million decrease in outside services expense, reflecting our cost reduction initiatives.
General and administrative expense decreased $13 million, primarily due to an $8 million decrease in outside services expense and a $6 million decrease in compensation expense, reflecting our cost reduction initiatives.
Restructuring, transition and other costs increased $48 million, primarily due to amounts recognized in connection with our fiscal 2020 restructuring plans, including $67 million in contract cancellation charges and $10 million in assets write-offs in the third quarter of fiscal 2020, and a $7 million increase in severance costs, while in the third quarter of fiscal 2019, we incurred $43 million in transition related projects costs that were completed in fiscal 2019.
Nine Months Ended January 3, 2020 Compared with Nine Months Ended December 28, 2018
Sales and marketing expense increased $14 million primarily due to a $39 million increase advertising and promotional expense reflecting our increased investment in direct marketing programs, partially offset decreases in compensation expense and outside services expense, reflecting our cost reduction initiatives.
Research and development expense decreased $64 million, primarily due to an approximately $40 million decrease in compensation expense and allocated corporate costs, and a $18 million decrease in outside services expense.
General and administrative expense decreased $46 million, primarily due to a $17 million decrease in outside services expense, a $17 million decrease in stock-based compensation expense, and an $8 million decrease in allocated corporate costs.
Restructuring, transition and other costs decreased $59 million, primarily due to a $162 million decrease in costs related to transition projects that were completed in fiscal 2019, partially offset by $67 million in contract cancellation charges incurred during the third quarter of fiscal 2020 in connection with our restructuring plans and a $30 million increase in severance cost.
Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Interest expense	$(51)	$(53)	$(146)	$(157)
Interest income	38	11	56	29
Loss from equity interest	(9)	(24)	(31)	(84)
Foreign exchange gain (loss)	(5)	(3)	(7)	(12)
Gain on sale of equity method investment	379	—	379	—
Other	(4)	(2)	—	11
Total non-operating income (expense), net	$348	$(71)	$251	$(213)
Non-operating income, net of expense, increased $419 million and $464 million, respectively, during the third quarter and the first nine months of fiscal 2020 compared to the corresponding periods in fiscal 2019, primarily due to the gain on the sale of the DigiCert equity method investment of $379 million in the third quarter of fiscal 2020 and higher interest income as a result of increased money market funds purchased with proceeds from the sale of our Enterprise Security assets and the sale of the DigiCert equity method investment during the third quarter of fiscal 2020.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Income (loss) from continuing operations before income taxes	$410	$(9)	$562	$(127)
Income tax expense	$57	$10	$133	$20
Effective tax rate	14%	N/M(1)	24%	N/M(1)

(1) Effective tax rate is not meaningful due to pre-tax loss in the period.

Our effective tax rate for continuing operations for fiscal 2020 was based on the statutory tax rate of 21%. Our effective tax rate for continuing operations for the third quarter and the first nine months of fiscal 2020 differs from the federal statutory income tax rate primarily due to a discrete tax charge of $53 million related to the sale of the DigiCert equity method investment, various permanent differences and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit. In addition, for the first nine months of fiscal 2020, there was additional tax expense of $62 million recorded to account for uncertain tax positions related to the Ninth Circuit Court of Appeals’ recent holding in Altera Corp. v. Commissioner.
Our effective tax rate for income (loss) from continuing operations for the third quarter and the first nine months of fiscal 2019 differs from the federal statutory income tax rate primarily due to the tax expense recorded to account for one-time adjustments related to guidance issued on the Tax Cuts and Jobs Act (H.R.1) (Tax Reform) and other changes in response to the Tax Reform, various permanent differences and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $17 million, which could reduce our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Discontinued operations

	Three Months Ended		Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018	January 3, 2020	December 28, 2018
Net revenues	$193	$599	$1,366	$1,715
Operating income (loss)	$(118)	$110	$6	$198
Gain on sale	$5,422	$—	$5,422	$—
Income before income taxes	$5,300	$109	$5,424	$194
Income tax expense	$2,808	$25	$2,197	$50
Income from discontinued operations	$2,492	$84	$3,227	$144
Three Months Ended January 3, 2020 Compared with Three Months Ended December 28, 2018
Income from discontinued operations in the third quarter of fiscal 2020 reflects a $5,422 million gain on the sale of Enterprise Security assets and $2,801 million of related income taxes. In addition, we recognized $206 million in restructuring charges in the third quarter of fiscal 2020, compared to $3 million in the third quarter of fiscal 2019.
Nine Months Ended January 3, 2020 Compared with Nine Months Ended December 28, 2018
Income from discontinued operations for the first nine months of fiscal 2020 reflects the impacts of the gain on sale of Enterprise Security assets discussed above. In addition, we recognized $258 million in restructuring charges in the third quarter of fiscal 2020, compared to $18 million in the third quarter of fiscal 2019. Further, during the nine months ended January 3, 2020, we recognized a $665 million tax benefit resulting from the remeasurement of the deferred tax assets associated with the tax basis of intellectual property held by our subsidiaries organized in Ireland. We previously expected to recover the tax basis through normal operation of our Enterprise business, which is taxed at the Irish trading rate of 12.5%. Instead, we recovered the tax basis through the sale of certain assets of the Enterprise Security assets, which is taxed at the Irish capital gains tax rate of 33%.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of January 3, 2020, we had cash, cash equivalents and short-term investments of $12.8 billion, of which $1.1 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
We also have an undrawn credit facility of $1.0 billion which expires in November 2024.
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
Sale of equity method investment
On October 16, 2019, Clearlake Capital Group, L.P. (Clearlake), a private investment firm, and TA Associates, an existing investor of DigiCert and a private equity firm, completed an investment in DigiCert. As a part of the transaction, Clearlake and TA became equal partners in DigiCert. As a result, we received $378 million in cash for our equity investment in DigiCert. We expect to make income tax payments of approximately $53 million as a result of the transaction.
Divestiture of Enterprise Security business
On November 4, 2019, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom for a purchase price of $10.7 billion. In connection with the transaction, we incurred direct costs of approximately $38 million. We expect to pay approximately $1.9 billion for U.S. and foreign income taxes as a result of the transaction, mostly within the next twelve months.
As a result of the divestiture, we made a distribution to our stockholders through a special dividend of $12 per share of common stock, which was declared by our Board of Directors on January 9, 2020 and paid on January 31, 2020. The aggregate amount of such dividend payments was $7.2 billion. Concurrent with the payment of the special dividend, on February 4, 2020, we made $546 million of cash payments in lieu of conversion price adjustments to the holders of our Convertible Senior Notes.
Sale of ID Analytics solutions
On January 31, 2020, we completed the sale of our ID Analytics solutions for approximately $375 million in net cash proceeds.
Share Repurchase Program
During the three and nine months ended January 3, 2020, we executed repurchases of 14 million and 39 million shares of our common stock, respectively, under our existing share repurchase program for an aggregate amounts of $363 million and $904 million, respectively.
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	January 3, 2020	December 28, 2018
Net cash provided by (used in):
Operating activities	$905	$948
Investing activities	$10,991	$(61)
Financing activities	$(1,037)	$(329)
See Note 3 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our discontinued operations.
Cash from operating activities
Our cash flows for the first nine months of fiscal 2020 reflected net income of $3,656 million, adjusted by non-cash items, including gain on sale of Enterprise Security assets of $5,422 million, gain on sale of equity method investment of $379 million, amortization and depreciation of $307 million, and stock-based compensation expense of $270 million, compared to a net loss of $3 million adjusted by non-cash items, including amortization and depreciation of $457 million, and stock-based compensation expense of $265 million for the first nine months of fiscal 2019.
Changes in operating assets and liabilities in the first nine months of fiscal 2020 consisted primarily of the following:
Income tax payable increased $2,096 million, compared to a decrease of $17 million in the first nine months of fiscal 2019, primarily due to our U.S. and foreign tax obligations from the gain on sale of Enterprise Security assets to Broadcom in the third quarter of fiscal 2020.
Accounts receivable decreased $537 million, compared to $97 million in the first nine months of fiscal 2019, primarily due to the absence of Enterprise Security billings after the close of the Broadcom sale but continued collections of those receivables thereafter.
Contract liabilities decreased $163 million in the nine months ended January 3, 2020, excluding the derecognition of contract liabilities related to the Broadcom sale, compared to an increase of $59 million in the first nine months of fiscal 2019. This decrease reflects higher Enterprise Security revenues than recognized than billings from the period of March 29, 2019 through the date of the Broadcom sale.
Cash from investing activities
Our investing activities in the first nine months of fiscal 2020 consisted primarily of cash proceeds from the Broadcom sale, net of transaction costs, of $10,572 million, proceeds from sale of equity method investment of $378 million, and proceeds from maturities and sales of short-term investments of $135 million, partially offset by capital expenditures of $86 million. Our investing activities in the first nine months of fiscal 2019 consisted primarily of capital expenditures of $153 million, partially offset by cash proceeds from maturities and sales of short-term investments of $119 million.
Our investing activities in the first nine months of fiscal 2020 included purchases of property and equipment related to discontinued operations of $43 million, compared to $45 million for the first nine months of fiscal 2019.
Cash from financing activities
Our financing activities in the first nine months of fiscal 2020 included common stock repurchases of $904 million, repayments of debt of $302 million, and dividends and dividend equivalents of $177 million, partially offset by proceeds from issuance of debt, net of issuance costs, of $300 million and proceeds from sales of common stock under employee stock incentive plans of $109 million. Our financing activities in the first nine months of fiscal 2019 included payment of dividends and dividend equivalents of $169 million and tax withholding payments related to restricted stock units of $168 million.
Cash requirements
Debt - As of January 3, 2020, our total outstanding principal amount of indebtedness was $4.5 billion, summarized as follows. See Note 9 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	January 3, 2020
Senior Term Loan	$500
Senior Notes	2,250
Convertible Senior Notes	1,750
Total debt	$4,500
In our second quarter of fiscal 2021, we plan to borrow under the delayed draw term loan of $750 million, which will mature in November 2024 and to use the proceeds to repay our 4.2% Senior Notes, which are due in September 2020.
Debt covenant compliance. The credit agreement we entered into in November 2019 contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of January 3, 2020, we were in compliance with all debt covenants.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of January 3, 2020, the remaining balance of our stock repurchase authorization was $1.2 billion and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Dividends. On February 6, 2020, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2020. All shares of common stock issued and outstanding and all restricted stock units and performance restricted stock units as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Restructuring. Under our restructuring plans approved by our Board of Directors in August and November 2019, we will incur cash expenditures for severance and termination benefits and contract terminations. See Note 11 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our restructuring activities.

Contractual obligations
The following is a schedule of our significant contractual obligations as of January 3, 2020, including those associated with our discontinued operations. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$4,500	$750	$2,200	$450	$1,100
Interest payments on debt (1)	568	159	240	142	27
Purchase obligations (2)	523	414	88	15	6
Deemed repatriation taxes (3)	694	68	136	299	191
Operating leases (4)	144	43	56	35	10
Total	$6,429	$1,434	$2,720	$941	$1,334

(1)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Senior Term Facilities. Interest on variable rate debt was calculated using the interest rate in effect as of January 3, 2020. See Note 9 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Senior Term Facility.

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

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of January 3, 2020 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $460 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 12 to the Condensed Consolidated Financial Statements for further information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first nine months of fiscal 2020, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 29, 2019.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
If we are unsuccessful at executing the transition of the Enterprise Security Business assets we sold to Broadcom Inc. (the Broadcom sale), our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
For the last several years, we have experienced transitions in our business with the integration of two major acquisitions, the completion of several smaller acquisitions, and the divestiture of two businesses, two of which comprised substantially whole operating segments. These transitions have involved significant turnover in management and other key personnel and changes in our strategic direction, as well as resulted in the relocation of our headquarters to Tempe, Arizona. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We have made commitments to Broadcom to provide transition services and certain threat intelligence data, which were historically provided to the Enterprise Security business. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We are dependent upon Broadcom for certain engineering services, which are critical to our products and business.
Our endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services under a transition services agreement, substantially to the same extent and in substantially the same manner, as has been historically provided. As a result, we are dependent on Broadcom for services and technology that are critical to our business, and if Broadcom fails to deliver these Engine-Related Services it would result in significant business disruption, and our business and operating results could be materially and adversely affected.
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
Additionally, in connection with the divestiture, our Board of Directors committed to returning the proceeds of the Broadcom sale to stockholders in the form of a capital return program, including a special dividend of $12 per share that was paid in January 2020, and the August 2019 increase of our existing share repurchase authorization from $500 million to $1.6 billion. The use of proceeds in this manner could impair our future financial growth.
Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan include the reduction of our workforce by approximately 3,100 employees, as well as asset write-offs, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $800 million in connection with the November 2019 Plan, of which approximately $330 million are expected to consist of cash expenditures for severance and termination benefits and $170 million of cash expenditures for contract terminations. These actions are expected to be completed within the next twelve months. This initiative could result in disruptions to our operations. Any cost-cutting measures could also negatively impact our business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, we cannot assure you that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining of our operations. If our operating costs are higher than we expect, if the expected proceeds from the sale of under-utilized assets do not meet expectations, or if we do not maintain adequate control of our costs and expenses, our results of operations will suffer.
Our future results of operations are dependent solely on our consumer operations and will differ materially from our previous results.
The Enterprise Security business generated approximately 49% of our total revenue for fiscal 2019, and approximately 53% of our total revenue for fiscal 2018. Accordingly, our future financial results will differ materially from our previous results since our future financial results are dependent solely on our consumer operations. Additionally, our continued success depends on the continued growth in market demand for and market acceptance of cyber safety solutions (which we refer to herein going forward as “our solutions”) to help consumers protect their devices, online privacy, identities, and home networks. Any downturn in our consumer business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our outstanding securities. If we are unable to continue to address demands of consumers or market trends and competitive developments or to achieve more widespread market acceptance of our cyber safety solutions, our business, results of operations, and financial condition would be harmed. Changes in demand or preferences of our current or potential customers may have a disproportionately greater impact on us than they would have had in the past when we had a more diverse products and services. If demand for our solutions declines for any reason, our business, results of operations, and financial condition would be adversely affected.
If we are not able to retain and attract consumers for our solutions, our financial performance will be impaired.
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
We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our revenues that could adversely affect our business and operating results. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments, such as the emergence of advanced persistent threats in the security space, the continued volatility in the PC market and the continued market shift towards mobility, all of which continue to make it more difficult for us to compete effectively. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions that satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and to create or increase demand for our solutions, which may adversely impact our operating results. The development and introduction of new solutions involve a significant commitment of time and resources and are subject to a number of risks and challenges including but not limited to:

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
Our future success depends upon our ability to recruit and retain key management, technical (including cyber-security experts), sales, marketing, finance, and other personnel. Our officers and other key personnel are employees-at-will and we generally do not have employment or non-compete agreements with our employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, and we may face new and unexpected difficulties in attracting, retaining, and motivating employees in connection with the relocation of our headquarters to Tempe, Arizona. In connection with the Broadcom sale, we experienced employee attrition and related difficulties and these difficulties may continue or increase.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures has widely varied and have resulted in significant changes to our executive leadership team. For example, as previously disclosed, we recently appointed Vincent Pilette as our CEO, Samir Kapuria as our President, and Matt Brown as our interim Chief Financial Officer. Although we strive to reduce the negative impact of changes in our leadership, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results.

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
Many of our competitors have greater financial, technical, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us on several levels. We also face competition from many smaller companies that specialize in particular segments of the market in which we compete.
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
Because we offer very complex solutions, undetected errors, failures, delays or bugs may occur, especially when solutions are first introduced or when new versions are released. Despite testing by us and others, errors, failures, delays or bugs may not be found in new solutions or releases until after they are delivered to customers. In the past, we have discovered software errors, failures, delays and bugs in certain of our solutions after their introduction and, in some cases, have experienced delayed or lost revenues as a result of these errors.
Errors, failures, delays or bugs in solutions released by us could result in negative publicity, damage to our brand and reputation, returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Alleviating any of these problems could be costly and cause interruptions, delays, or cessation of our subscriptions, which could cause us to lose existing or potential customers and could adversely affect our operating results.
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
Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (the CCPA), came into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.
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
We have invested and continue to invest and devote significant resources in the integration of businesses we acquire. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies, or synergies and growth prospects from integrating these businesses in an efficient and effective manner. If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects. To integrate acquired businesses, we must integrate and manage the personnel and business systems of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests. Further, we may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above.
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
Our solutions are subject to a high degree of regulation, including a wide variety of federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (FTC Act), and comparable state laws that are patterned after the FTC Act. LifeLock has previously entered into consent decrees and similar arrangements with the FTC and the attorney generals of 35 states as well as a settlement with the FTC relating to allegations that certain of LifeLock’s advertising and marketing practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on the LifeLock business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” LifeLock’s identity theft protection services. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
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
Much of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization.
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
As of  January 3, 2020 , we had an aggregate of $4.5 billion of outstanding indebtedness that will mature in calendar years 2020 through 2025, including approximately $1.75 billion in aggregate principal amount of existing convertible notes, $2.25 billion of senior notes and $0.5 billion of outstanding term loans under our senior secured credit facility, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of January 3, 2020, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.

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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of January 3, 2020, we have $1,236 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended January 3, 2020, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 5, 2019 to November 1, 2019	—	$—	—	$—
November 2, 2019 to November 29, 2019	—	$—	—	$—
November 30, 2019 to January 3, 2020	14	$25.79	14	$1,236
Total number of shares repurchased	14	$25.79	14	$1,236

(1) The number of shares purchased is reported on trade date. Repurchases of 1 million shares executed during the three months ended January 3, 2020 settled in the following fiscal quarter.
Item 5. Other Information
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
10.01
Credit Agreement, effective as of November 4, 2019, among NortonLifeLock Inc., the issuing banks and lenders party thereto (the Lenders), Wells Fargo Bank, National Association, as Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, BofA Securities, Inc., Mizuho Bank, Ltd., Barclays Bank PLC, and The Bank of Nova Scotia, as Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Mizuho Bank, Ltd., Barclays Bank PLC and The Bank of Nova Scotia, as Syndication Agents and and Goldman Sachs Bank USA, HSBC Securities (USA) Inc., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Citizens Bank, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp. and Santander Bank, N.A., as Co-Documentation Agents.
			8-K	000-17781	10.01	11/4/2019
10.02	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.		8-K	000-17781	10.01	11/12/2019
10.03	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bearcat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US), L.P., BCIP T Associates IV-B (US), L.P., Brookside Capital Partners Fund, L.P., FF Bearcat Holdings, LP, Silver Lake Partners IV Cayman (AIV II), L.P. and SLP IV Star Holdings, L.P.		8-K	000-17781	10.02	11/12/2019
10.04*	Severance Benefit Agreement with Samir Kapuria dated December 5, 2019.		8-K	000-17781	10.01	12/10/2019
10.05*	Batman Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan.	.					X
10.06*	NortonLifeLock Inc. 2008 Employee Stock Purchase Plan.						X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.						X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
101.INS
The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 3, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

NORTONLIFELOCK INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer

By:	/s/ Matthew Brown
Matthew Brown Vice President and Interim Chief Financial Officer

February 7, 2020