Form 10-K
period 2020-04-03
NortonLifeLock Inc.
filed 2020-05-28
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of NortonLifeLock common stock on October 4, 2019 as reported on the Nasdaq Global Select Market: $8,798,715,226. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of May 12, 2020 was 589,028,713 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 3, 2020.

NORTONLIFELOCK INC.
FORM 10-K
For the Fiscal Year Ended April 3, 2020

“NortonLifeLock,” “we,” “us,” “our,” and “the Company” refer to NortonLifeLock Inc. and all of its subsidiaries. NortonLifeLock, the NortonLifeLock Logo, the Checkmark Logo, Norton, LifeLock, and the LockMan Logo are trademarks or registered trademarks of NortonLifeLock Inc. or its affiliates in the United States (U.S.) and other countries. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; the impact of the Covid-19 pandemic on our business operations and target markets; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors.
These and other risks are described under Item 1A. Risk Factors. We encourage you to read that section carefully.

PART I
ITEM 1. Business
Overview
NortonLifeLock is a trusted brand and leading provider of Cyber Safety solutions for consumers worldwide. Our business is built around the prevention, detection and restoration of potential damages caused by cyber criminals. The need for NortonLifeLock’s products is more critical than ever in today’s increasingly digital world, as people transition to remote work environments, conduct virtual meetings, and engage in online gaming, streaming, shopping, telemedicine and numerous other online transactions and activities on a daily basis. With each new digital interaction comes increased risk for consumers as cyber criminals look to take advantage of this accelerating trend. NortonLifeLock stands between today’s cyber criminals and consumers, helping secure the devices, identities, online privacy, and home and family needs of nearly 50 million consumers globally. We are a trusted ally for our customers in a complex digital world and are committed to advancing our mission of protecting each element of their digital lives.
We offer subscription-based Cyber Safety solutions to consumers under the NortonLifeLock brand, with our integrated cyber safety platform Norton 360. Norton 360’s integrated experience, and substantial scale and reach, provide extensive cyber safety coverage to our members. In addition to Norton 360, we also offer standalone products for device security, privacy, identity, and home and family protection in certain channels and geographies.
We sell our products primarily direct-to-consumer through our in-house e-commerce platform, and indirectly through partner relationships with retailers, telecom service providers, hardware original equipment manufacturers (OEMs), and employee benefit providers. Most of our subscriptions are sold on either annual or monthly terms. As of April 3, 2020, we served over 20 million direct customers and approximately 30 million more through partners or other indirect channels. Our annual retention rate was 85% for fiscal 2020. Please see “Performance Metrics” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
Our transformation into a pure-play consumer company follows the sale of our enterprise assets and name change from Symantec Corporation to NortonLifeLock Inc. Founded in 1982, we formerly did business under the Symantec Corporation name as the Consumer Cyber Safety division. The sale of our Enterprise Security assets to Broadcom Inc. (Broadcom) and the sale of our ID Analytics business to LexisNexis Risk Solutions, part of RELX Inc., were completed in fiscal year 2020.
Industry Overview
Cyber crime, and the ways in which cyber criminals target consumers, continue to evolve along with behaviors and technology. Cyber crime encompasses any crime committed digitally over the internet and includes crimes where (i) malicious software or unauthorized access is detected on a device, network or online account (including email, social media, online banking, online retail, etc.); (ii) an individual is digitally victimized through a data breach, cyber theft, cyber extortion, or fraud (stolen personally identifiable information, identity theft); or (iii) online stalking, bullying, or harassment is inflicted.
As cyber crime becomes an intensifying threat to our world, consumers are increasingly concerned. Our annual NortonLifeLock Cyber Safety Insights Report evaluates current cyber crime trends to provide a snapshot of the impact of cyber crime. According to the 2019 report, which is based on research conducted online by The Harris Poll on behalf of us, almost 500 million consumers have been the victim of a cyber crime, with nearly 350 million in the last year alone. While many report having taken at least one step to protect their online activities and personal information, most people are taking only basic steps (clearing cookies, limiting information shared on social media) and few are going to greater lengths such as using anonymous payment methods, deleting social media accounts, or using a virtual private network (VPN).
For more insights or information related to our NortonLifeLock Cyber Safety Insights Report, please visit https://us.norton.com/nortonlifelock-cyber-safety-report. The information contained, or referred to, on our website, including our Cyber Safety Insights Report, is not part of this annual report unless expressly noted.
Cyber Safety Solutions and Services
We help consumers by providing Cyber Safety subscription solutions with an integrated user experience under the NortonLifeLock brand, called Norton 360. Our Norton 360 subscriptions include multiple levels of membership tiers that incorporate solutions from each of our Cyber Safety categories: Device Security, Identity Protection, Online Privacy, and Home and Family Safety. We also provide these solutions as standalone products in certain channels and geographies. Our Consumer Cyber Safety solutions include the following offerings:

•
Device Security (Norton Security): Our Norton Security solution provides real-time protection for PCs, Macs and mobile devices against malware, viruses, adware, ransomware and other online threats. It monitors and blocks unauthorized traffic from the internet to the device to help protect private and sensitive information when customers are online. For mobile devices, Norton Security alerts customers of risky apps, safeguards against fraudulent and malicious websites, identifies Wi-Fi networks that are under attack, enables stolen device recovery, and blocks unwanted spam and potential fraud calls. Norton Security includes 24x7 support by trained support agents. We provide on-call support and offer a money-back guarantee if we cannot remove viruses from infected devices through our Virus Protection Promise.

•
Identity Protection (LifeLock Identity Theft Protection): Our LifeLock identity theft protection solution includes monitoring, alerts and restoration services to protect the safety of our customers. We monitor events that may present a risk of identity theft, such as new account openings and applications. If we detect that a customer’s personally identifiable information is being used, we deliver notifications and alerts to our customers about potentially suspicious activity. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities. Customers are further protected by our Million Dollar Protection Package, which provides reimbursement for stolen funds and coverage for personal expenses.

•
Online Privacy (Norton Secure VPN and SurfEasy VPN): As people are exchanging more sensitive information through digital channels - be it personal healthcare information to enable tele-health or financial information for personal accounting, having a VPN has become even more crucial. Our Norton Secure VPN and SurfEasy VPN enhance security and online privacy by providing an encrypted data tunnel. This allows customers to securely transmit and access private information such as passwords, bank details and credit card numbers when using public Wi-Fi on PCs, Macs and mobile iOS and Android devices. Our VPN service allows customers to browse the Web anonymously to protect their online privacy and prevent tracking by online advertisers and other companies. Customers can also change their virtual location when they are traveling internationally to allow them to connect to their favorite apps, websites and online streaming services as if they are in their home-country.

•
Home and Family (Norton Family): As entire households now spend hours online, whether for school, work, or personal use, protecting the home and family in a simple way is even more of a need. Norton Family brings the protection and security of our products to every member of the family across multiple devices and platforms. Norton Family also provides Parental Controls tools for parents to monitor kids’ online activities, including videos watched, websites visited, terms searched, and apps downloaded. Parents can manage how much time kids spend online and block access to inappropriate websites. Norton Family also provides GPS location monitoring for mobile devices and content filtering for PCs.

Our Strategy
Our goal is to be the trusted cyber security partner for consumers across the globe and enable them to manage their digital lives safely. The threat landscape is larger, more complicated and more connected than ever before, exposing consumers to an increased risk to their security, online privacy, home networks and identities. As the risks to consumers continue to expand from device-based attacks to more sophisticated threats such as fraud, ransomware, identity theft and privacy risks, our solutions have evolved to provide a multi-layered approach in protecting against threats, detecting attacks and helping customers manage across their digital footprint, including their technology, applications, networks and identities.
The cornerstone of our strategy is to provide consumers with a platform that brings together superior software and service capabilities to enable all facets of Cyber Safety, including device security, identity protection, online privacy, and home and family safety. By combining and leveraging our portfolio of Norton and LifeLock offerings, we are able to deliver an industry-leading set of Cyber Safety solutions. The key elements of our strategy to achieve this goal include the following:
Extend our leadership position through continued enhancement of our solutions and services. The Cyber Safety industry is large and expanding, which provides a significant growth opportunity. We intend to grow our business by investing in research and development and making acquisitions to expand the solutions and services we offer into new cohorts, territories and sectors. We believe there are many additional areas where we can both offer new solutions, as well as use our core capabilities to deliver offerings to new customers and markets.
Grow our customer base. We intend to leverage our expertise in digital marketing, as well as existing and new strategic partnerships, to grow our customer base. We believe that continued investments in these areas, as well as our product offerings and infrastructure, will allow us to further enhance our leading brand and superior products, increase awareness of our consumer services and enhance our ability to efficiently acquire new customers.
Continue our focus on customer retention. We plan to invest in increasing customer retention by optimizing and expanding the value we provide through actionable alerts, education on timely topics, and new capabilities. We aim to provide our customers with peace of mind and convenience, demonstrating the value of our solutions. We plan to offer an integrated mobile application experience to improve customer experience from purchase, through onboarding and use. We have a global customer services organization, and we leverage frequent communication and feedback from our customers to continually improve our solutions and services.
Increase sales to existing customers. We believe the strong customer satisfaction we maintain with our customers provides us with the opportunity to engage them in new services offerings. We introduced Norton 360 in April 2019, with various tiers of membership, and we are actively engaging with customers of standalone products to move them into a Norton 360 membership. We also believe a substantial opportunity exists to increase the penetration of our premium-level consumer solutions. Over time, we plan to add additional offerings and services for our customers to drive further growth.
Sales and Marketing
We execute a global, multi-channel direct acquisition and brand marketing program. We sell our products primarily direct-to-consumer through our in-house e-commerce platform, and indirectly through partner relationships with retailers, telecom service providers, hardware OEMs, and employee benefit providers. This program is designed to grow our customer base by increasing brand awareness and understanding of our superior products, as well as maximizing our reach to prospective customers.
Direct-to-consumer. We use advertising and direct response marketing to elevate our brand, attract new customers, and generate significant demand for our services. This program drives most bookings.

We use a variety of marketing programs to target customers, including digital marketing and online display advertising; paid search and search-engine optimization; radio, television, and print advertisements; direct mail campaigns; press coverage for our company and our services; third-party endorsements; and education programs.
Indirect partner distribution channels. We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We have developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include: retailers, telecom service providers, hardware OEMs, and employee benefit providers. Physical retail and OEM partners represent a small portion of our distribution, which minimizes the impacts of supply chain disruptions.
Competition
We operate in a highly competitive and rapidly evolving business environment. We believe that the competitive factors in our market include access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, having a large customer base and strong retention rate, customer satisfaction, price, convenience of purchase, ease of use, frequency of upgrades and updates, and quality and reliable customer service. Our competitors vary by offering, geography, and channel.
Our principal competitors are set forth below:

•	Device Security. Our principal competitors in this market are Avast, Kaspersky, McAfee, Microsoft, Sophos, and Trend Micro.

•
Identity Protection. Our principal competitors in this market are credit bureaus Equifax, Experian, and TransUnion, as well as certain credit monitoring and identity theft protection solutions from others such as Allstate, Credit Karma, and McAfee.

•	Online Privacy. Our principal competitors in this market are Avast, Kape, ExpressVPN, McAfee, NordVPN, and Pango.

•	Home and Family. Our principal competitors in this market are Avast, Life360, and McAfee.

•	Other Competitors. In addition to competition from large consumer security companies such as Avast and McAfee, we also face competition from smaller companies that may develop competing products.
We believe we compete favorably with our competitors on the strength of our technology, people, product offerings and integration across all the Cyber Safety pillars. However, some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to develop, promote and sell their offerings; deliver competitive offerings at lower prices or for free; and introduce new solutions and respond to market developments and customer requirements more quickly than we can. For more information on the risks associated with our competitors, please see “Risk Factors” in Item 1A.
Research and Development
As cyber threats evolve, we are focused on delivering a portfolio that protects each element of our customers’ digital lives. To do this, we embrace innovation and have developed a global research and development strategy across our Cyber Safety platform. Our engineering and product management teams are focused on delivering new versions of existing offerings, as well as developing entirely new offerings to drive the company’s global leadership in Cyber Safety. We have a technology research organization focused on applied research projects, with the goal of rapidly creating new products to address consumer trends and grow the business, including defending consumer digital privacy. Also, NortonLifeLock’s threat response and security technology organization is a global organization made up of leading threat and security researchers supported by advanced systems to innovate security technology and threat intelligence as the consumer ally for Cyber Safety, protecting our customers against known and emerging threats.
NortonLifeLock has a long history of innovation and we plan to invest in research and development to drive our long-term success.
Intellectual Property
We are a leader amongst Cyber Safety solutions for consumers in pursuing patents and currently have a portfolio of over 1,000 U.S. and international patents issued with many pending. We protect our intellectual property rights and investments in a variety of ways to safeguard our technologies and our long-term success. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret and other protections that apply to our software products and services. The term of the patents we hold is, on average, twelve years. From time to time, we enter into cross-license agreements with other technology companies covering broad groups of patents; we have an additional portfolio of over 2,500 U.S. and international patents cross-licensed to us as part of our arrangement with Broadcom as a result of the asset sale of our former enterprise security business.
Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available, and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
Companies in the technology industry may own a large number of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including our competitors. As we face increasing competition and as our business grows, we may face more claims of infringement. For more information on the risks associated with our intellectual property, please see “Risk Factors” in Item 1A.
Third-Party Service Providers
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities, and we do not control the operation of these facilities. In addition, our endpoint security solution has historically relied upon certain threat analytics software engines and other software (Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services under a transition services agreement, substantially to the same extent and in substantially the same manner, as has been historically provided. For information on the risks associated with our dependence on such third-party service providers, please see “Risk Factors” in Item 1A.
Governmental Regulation
We collect, use, store or disclose an increasingly high volume, variety, and velocity of personal information, including from employees and customers, in connection with the operation of our business, particularly, in relation to our identity and information protection offerings, which rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local, and foreign laws regarding privacy and data security. For information on the risks associated with complying with privacy and data security laws, please see “Risk Factors” in Item 1A.
Seasonality
As is typical for many consumer technology companies, our business is subject to seasonality. Our third and fourth quarters are seasonally higher due to the holidays in our third quarter, and follow-on holiday purchases and the U.S. tax filing season in our fourth quarter.
Corporate Responsibility
Our annual Corporate Responsibility Report can be found via the NortonLifeLock website at https://www.nortonlifelock.com/about/corporate-responsibility. The information contained, or referred to, on our website, including our Corporate Responsibility Report, is not part of this annual report unless expressly noted.
Employees
As of April 3, 2020, we employed more than 3,600 people worldwide. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with employees to be good, and are focused on effective attraction, development, and retention of, and compensation and benefits to, human resource talent, including workforce and management development, diversity and inclusion initiatives, succession planning, and corporate culture and leadership quality, morale and development, which are vital to the success of our innovation-driven growth strategy. The Compensation and Leadership Development Committee of our Board of Directors oversees workforce and senior management development and our Board of Directors monitors the culture of the company and leadership quality, morale and development.
Available information
Our Internet home page is located at https://www.nortonlifelock.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC) on our investor relations website located at https://investor.nortonlifelock.com/About/Investors/default.aspx/. The information contained, or referred to, on our website is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Item 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY
The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a near company-wide work-from-home requirement for most employees until further notice, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, or create operational or other challenges, such as a reduction in employee productivity because of the work from home requirement, any of which could harm our business and results of operations. Further, if the COVID-19 pandemic has a substantial impact on our employees, partners or third-party service providers’ health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted. Additionally, if employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
Beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in 2020, we may experience such an increase or reduction in the future, especially in the event of a prolonged economic down turn as a result of the COVID-19 pandemic. A prolonged economic downturn could result adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and third-party service providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or deteriorate further, our business, operating results, financial condition and cash flows could be adversely affected.
If we are unable to develop new and enhanced solutions, or if we are unable to continually improve the performance, features, and reliability of our existing solutions, our competitive position may weaken, and our business and operating results could be adversely affected.
Our future success depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis.
We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive, and as we focus on organic growth through internal innovation. Following the Broadcom sale (as defined below), our resources for research and development have decreased, which could put us at a competitive disadvantage. Nevertheless, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, which include, for example, decreasing our reliance on third parties for our Engine-Related Services. If we are unable to anticipate or react to competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our revenues that could adversely affect our business and operating results. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and to create or increase demand for our solutions, which may adversely impact our operating results.
The development and introduction of new solutions involve a significant commitment of time and resources and are subject to a number of risks and challenges including but not limited to:

•	Lengthy development cycles;

•	Evolving industry and regulatory standards and technological developments by our competitors and customers;

•	Rapidly changing customer preferences;

•	Evolving platforms, operating systems, and hardware products, such as mobile devices, and related product and service interoperability challenges;

•	Entering into new or unproven markets; and

•	Executing new product and service strategies.
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
We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges, or if existing or new competitors gain market share in any of our markets, our competitive position could weaken, and we could experience a decline in our revenues that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, our competitive position and our financial results could be adversely affected.
Our competitors include software vendors that offer solutions that directly compete with our offerings. In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware original equipment manufacturers (OEMs) and internet service providers (ISPs) and Operating Systems. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ solutions than our own. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and financial results.
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
Security protection is also offered by some of our competitors at prices lower than our prices or in some cases, is offered free of charge. Our competitive position could be adversely affected to the extent that our customers perceive these lower cost or free security products as replacing the need for full featured solutions like ours. The expansion of these competitive trends could have a significant negative impact on our revenues and operating results by causing, among other things, price reductions of our solutions, reduced profitability, and loss of market share.
Many of our competitors have greater financial, technical, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us. We also face competition from many smaller companies that specialize in particular segments of the market in which we compete.
We may need to change our pricing models to compete successfully.
The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings, we may need to lower prices in order to compete successfully Similarly, if there is pressure by competitors to raise prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in 2020, we may experience such an increase or reduction in the future, especially in the event of a prolonged economic down turn or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during an economic downturn, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
If we fail to manage our sales and distribution channels effectively, or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.
A portion of our revenues is derived from sales through indirect channels, including, but not limited to, distributors that sell our products to end-users and other resellers, and OEM partners that incorporate our products into, or bundle our products with, their products. These channels involve a number of risks, including:

•	Our resellers, distributors and OEMs are generally not subject to minimum sales requirements or any obligation to market our solutions to their customers;

•
Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause and our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors;

•	Our resellers, distributors and OEMs may encounter issues or have violations of applicable law or regulatory requirements or otherwise cause damage to our reputation through their actions;

•
Our resellers and distributors frequently market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of these solutions due to pricing, promotions, and other terms offered by our competitors;

•
Any consolidation of electronics retailers can increase their negotiating power with respect to software providers such as us and any decline in the number of physical retailers could decrease the channels of distribution for us;

•	The continued consolidation of online sales through a small number of larger channels has been increasing, which could reduce the channels available for online distribution of our solutions; and

•	Sales through our partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of sales.

If we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position. If our partners suffer financial difficulties in the future because of general economic conditions or for other reasons, these partners may delay paying their obligations to us, and we may have reduced revenues or collections that could adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that could cause unpredictability in demand, which could increase the risk that we may be unable to plan effectively for the future and adversely affect our operating results.
Our revenue and operating results depend significantly on our ability to retain our existing customers, and add new customers, and any decline in our retention rates or failure to add new customers will harm our future revenue and operating results.
Our revenue and operating results depend significantly on our ability to retain our existing customers and add new customers. We sell our solutions to our customers on a monthly or annual subscription basis. Customers may cancel their membership with us at any time without penalty. We therefore may be unable to retain our existing customers on the same or on more profitable terms, if at all. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or effectively respond to such trends. Our customer retention rates may decline or fluctuate due to a variety of factors, including the following:

•	our customers’ levels of satisfaction or dissatisfaction with our solutions;

•	the quality, breadth, and prices of our solutions;

•	our general reputation and events impacting that reputation;

•	the services and related pricing offered by our competitors;

•	disruption by new services or changes in law or regulations that impact the need for efficacy of our products and services;

•	our customer service and responsiveness to any customer complaints;

•	customer dissatisfaction if they do not receive the full benefit of our services due to their failure to provide all relevant data;

•	customer dissatisfaction with the methods or extent of our remediation services;

•	our guarantee may not meet our customers’ expectations; and

•	changes in our target customers’ spending levels as a result of general economic conditions or other factors.
If we do not retain our existing customers and add new customers, our revenue may grow more slowly than expected or decline, and our operating results and gross margins will be harmed. In addition, our business and operating results may be harmed if we are unable to increase our retention rates.
We also must continually add new customers both to replace customers who cancel or elect not to renew their agreements with us and to grow our business beyond our current customer base. If we are unable to attract new customers in numbers greater than the percentage of customers who cancel or elect not to renew their agreements with us, our customer base will decrease, and our business, operating results, and financial condition could be adversely affected.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. For example, we recently completed the sale of certain of our enterprise security assets to Broadcom Inc. (the “Broadcom sale”. These activities can involve a number of risks and challenges, including:

•
Complexity, time, and costs associated with managing these transactions, including the integration of acquired and the winding down of divested business operations, workforce, products, IT systems, and technologies;

•	Diversion of management time and attention;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of liabilities of the acquired and divested business or assets, including pending or future litigation, investigations or claims related to the acquired business or assets;

•	The addition of acquisition-related debt;

•	Increased or unexpected costs and working capital requirements;

•	Dilution of stock ownership of existing stockholders;

•	Unanticipated delays or failure to meet contractual obligations; and

•	Substantial accounting charges for acquisition-related costs, amortization of intangible assets, and higher levels of stock-based compensation expense.
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
In addition, we have, and may in the future, divest businesses, product lines, or assets, with the Broadcom sale being a recent example. Such initiatives may require significant separation activities that could result in the diversion of management’s time and attention, loss of employees, substantial separation costs, and accounting charges for asset impairments. Please see “Risks Related to the Broadcom sale,” below, for additional information regarding our divestiture risks.
Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.
RISKS RELATED TO THE BROADCOM SALE
We may not achieve the intended benefits of the Broadcom sale.
We may not realize some or all of the anticipated benefits from the Broadcom sale. The resource constraints that resulted from the completion of the transaction, included the loss of employees, and could have a continuing impact on the execution of our business strategy and our overall operating results. Further, our remaining employees may become concerned about the future of our remaining operations and lose focus or seek other employment.
We are dependent upon Broadcom for certain engineering and threat response services, which are critical to our products and business. We could lose our access to these or other data sources, including threat intelligence, which could cause us competitive harm and have a material adverse effect on our business, operating results, and financial condition.
Our endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services under a transition services agreement, substantially to the same extent and in substantially the same manner, as has been historically provided. As a result, we are dependent on Broadcom for services and technology that are critical to our business, and if Broadcom fails to deliver these Engine-Related Services it would result in significant business disruption, and our business and operating results and financial condition could be materially and adversely affected. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative or additional sources if our current sources become unavailable, and if we are able to obtain alternative sources, we could be unable to integrate or deploy them in time, which could cause us competitive harm and have a material adverse effect on our business. Additionally, in connection with the Broadcom sale, we lost many industry-specific engineers and other capabilities, including certain threat intelligence data which were historically provided by our former Enterprise Security business, the lack of which could have a negative impact on our business and products.
Any cost reduction initiatives that we undertake may not deliver the results we expect, and these actions may adversely affect our business.
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan include the reduction of our workforce by approximately 3,100 employees, as well as asset write-offs, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $550 million in connection with the November 2019 Plan, excluding stock-based compensation expense, of which approximately $200 million are expected to consist of cash expenditures for severance and termination benefits and $110 million of cash expenditures for contract terminations. Non-cash costs are estimated to be up to $240 million related to asset write-offs and other restructuring costs. These actions are expected to be completed by September 2020. This initiative could result in disruptions to our operations. Any cost-cutting measures could also negatively impact our business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, we cannot assure you that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining of our operations. If our operating costs are higher than we expect, if the expected proceeds from the sale of under-utilized assets do not meet expectations, or if we do not maintain adequate control of our costs and expenses, our results of operations will suffer.
If we are unsuccessful at executing the transition of the Enterprise Security Business assets from the Broadcom sale, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
For the last several years, we have experienced transitions in our business with the integration of two major acquisitions, the completion of several smaller acquisitions, and the Broadcom sale, which comprised an operating segment. These transitions have involved significant turnover in executive management and other key personnel and changes in our strategic direction, as well as resulted in the relocation of our headquarters to Tempe, Arizona. Transitions of this type can be disruptive, result in the loss of focus and employee morale and make the execution of business strategies more difficult. We may experience delays in the anticipated timing of activities related to such transitions and higher than expected or unanticipated execution costs. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
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
RISKS RELATED TO OUR OPERATIONS
If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced solutions, effectively manage or expand our business, or increase our revenues.
Our future success depends upon our ability to recruit and retain key management, technical (including cyber security experts), sales, marketing, e-commerce, finance, and other personnel. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant, and we may face new and unexpected difficulties in attracting, retaining, and motivating employees in connection with the relocation of our headquarters to Tempe, Arizona. In connection with the Broadcom sale, we experienced employee attrition and related difficulties and these difficulties and loss of certain expertise and capabilities may continue or increase.
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
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities, and we do not control the operation of these facilities. These facilities are vulnerable to damage, interruption, or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics, such as the recent COVID-19 pandemic and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster, an act of terrorism, a pandemic, such as the ongoing COVID-19 pandemic, and similar events could result in a decision to close the facilities without adequate notice or other unanticipated problems, which in turn, could result in lengthy interruptions in the delivery of our products and services, which could negatively impact our sales and operating results.
Furthermore, our business administration, human resources, compliance efforts, and finance services depend on the proper functioning of our computer, telecommunication, and other related systems and operations. A disruption or failure of these systems or operations because of a disaster or other business continuity event, such as the ongoing COVID-19 pandemic, could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner, including the operation of our global civilian cyber intelligence threat network.  If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
In light of the ongoing COVID-19 pandemic, we have implemented a near company-wide work-from-home requirement for most employees until further notice. While we have not experienced any material disruptions to date, there can be no assurance that our technological systems or infrastructure is or will be equipped to facilitate effective remote working arrangements and effectively operate in full compliance with all laws and regulations for our employees in the short or long term.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
We derive a portion of our revenues from customers located outside of the U.S., and we have significant operations outside of the U.S., including engineering, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

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

•	Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.;

•	Fluctuations in currency exchange rates, economic instability, and inflationary conditions could make our solutions more expensive or could increase our costs of doing business in certain countries;

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	Difficulties in staffing, managing, and operating our international operations;

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	Costs and delays associated with developing software and providing support in multiple languages; and

•	Political unrest, war, or terrorism, or regional natural disasters, particularly in areas in which we have facilities.
A significant portion of our transactions outside of the U.S. is denominated in foreign currencies. Accordingly, our revenues and expenses will continue to be subject to fluctuations in foreign currency rates. We have in the past and expect in the future to be affected by fluctuations in foreign currency rates, especially if international sales grow as a percentage of our total sales or our operations outside the U.S. continue to increase and foreign currency rates continue to experience increased volatility due to the COVID-19 pandemics.
RISKS RELATED TO OUR SOLUTIONS
Our solutions, systems, and website and the data on these sources may be subject to intentional disruption that could materially harm to our reputation and future sales.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our services, including the operation of the global civilian cyber intelligence threat network. This risk may be increased during the current COVID-19 pandemic as more individuals are work from home and utilize home networks for the transmission of sensitive information. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties, to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations.
While we engage in a number of measures aimed to protect against security breaches and to minimize problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or due to other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
Our solutions are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our solutions to function as designed and negatively impact our brand recognition and reputation.
Because we offer very complex solutions, errors, defects, disruptions, or other performance problems with our solutions may and have occurred. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions, including the operation of the global civilian cyber intelligence threat network, could impact our revenues or cause customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of solutions to our clients in a disaster recovery scenario.
Further, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our solutions are unreliable. Our brand recognition and reputation are critical aspects of our business to retaining existing customers and attracting new customers. Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our solutions and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.
We collect, use, disclose, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments, and our actual or perceived failure to comply with such laws and commitments could harm our business.
We collect, use, process, store, transmit or disclose (collectively, process) an increasingly large amount of confidential information, including personally identifiable information, credit card information and other critical data from employees and customers, in connection with the operation of our business, particularly in relation to our identity and information protection offerings.
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
LEGAL AND COMPLIANCE RISKS
Matters relating to or arising from our completed Audit Committee Investigation, including regulatory investigations and proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations.
As previously disclosed in our public filings, the Audit Committee completed its internal investigation in September 2018. In connection with the Audit Committee Investigation, we voluntarily self-reported to the SEC. The SEC commenced a formal investigation, and we continue to cooperate with that investigation. The outcome of such an investigation is difficult to predict. If the SEC commences legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order, and other equitable remedies. We can provide no assurances as to the outcome of any governmental investigation.
We have incurred, and will continue to incur, significant expenses related to legal and other professional services in connection with the ongoing SEC investigation, which may continue to adversely affect our business and financial condition. In addition, securities class actions and other lawsuits have been filed against us, our directors, and officers. The outcome of the securities class actions and other litigation and regulatory proceedings or government enforcement actions is difficult to predict, and the cost to defend, settle, or otherwise resolve these matters may be significant. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to impose sanctions, including significant monetary penalties. The monetary and other impact of these litigations, proceedings, or actions may remain unknown for substantial periods of time. Further, an unfavorable resolution of litigations, proceedings or actions could have a material adverse effect on our business, financial condition, and results of operations and cash flows. Any future investigations or additional lawsuits may also adversely affect our business, financial condition, results of operations, and cash flows.
Our solutions are highly regulated, which could impede our ability to market and provide our solutions or adversely affect our business, financial position, and results of operations.
Our solutions are subject to a high degree of regulation, including a wide variety of federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (FTC Act), and comparable state laws that are patterned after the FTC Act. LifeLock has previously entered into consent decrees and similar arrangements with the FTC and the attorney generals of 35 states as well as a settlement with the FTC relating to allegations that certain of LifeLock’s advertising, marketing and security practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on our business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our solutions. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
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
Third parties may also develop similar or superior technology independently by designing around our patents. Our consumer agreements do not require a signature and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.

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
From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our solutions, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend, and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.
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
RISKS RELATED TO OUR FINANCIAL RESULTS
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

•
Disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, or other natural disasters;

•	Entry of new competition into our markets;

•	Our ability to achieve targeted operating income and margins and revenues;

•	Competitive pricing pressure for one or more of our solutions;

•	Our ability to timely complete the release of new or enhanced versions of our solutions;

•	The amount and timing of commencement and termination of major marketing campaigns;

•	The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomware, and other malicious threats) and cyber security incidents (e.g., large scale data breaches);

•	Loss of customers or strategic partners;

•	Changes in the mix or type of solutions and subscriptions sold and changes in consumer retention rates;

•	The rate of adoption of new technologies and new releases of operating systems, and new business processes;

•	Consumer confidence and spending changes, which could be impacted by market changes and general economic conditions, among other reasons;

•	The impact of litigation, regulatory inquiries, or investigations;

•	The impact of acquisitions and divestitures and our ability to achieve expected synergies or attendant cost savings;

•	Fluctuations in foreign currency exchange rates;

•	Movements in interest rates;

•	Changes in tax laws, rules, and regulations; and

•	Changes in consumer protection laws and regulations.
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss), cash flows and working capital.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes to the U.S. federal income tax laws, including impacts of the Tax Cuts and Jobs Act (H.R.1) (the 2017 Tax Act) arising from future interpretations of the 2017 Tax Act;

•
Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's base erosion and profit shifting project, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings;

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•	The tax effects of significant infrequently occurring events that may cause fluctuations between reporting periods;

•	Tax assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place;

•	Taxes arising in connection with the Broadcom sale;

•	Taxes arising in connection to changes in our workforce, corporate entity structure or operations as they relate to tax incentives and tax rates.
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
RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
We cannot predict our future capital needs, and we may be unable to obtain financing, which could have a material adverse effect on our business, results of operations, and financial condition.
Adverse economic conditions or a change in our business performance may make it more difficult to obtain financing for our operations, investing activities (including potential acquisitions or divestitures), or financing activities. Any required financing may not be available on terms acceptable to us, or at all. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our financial or operational flexibility and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully develop or enhance our solutions through acquisitions in order to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our solutions offerings, revenues, results of operations, and financial condition.

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
As of  April 3, 2020, we had an aggregate of $4.3 billion of outstanding indebtedness that will mature in calendar years 2020 through 2025, including approximately $1.5 billion in aggregate principal amount of existing convertible notes, $2.3 billion of senior notes and $0.5 billion of outstanding term loans under our senior secured credit facility, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of April 3, 2020, we had $1.0 billion available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
Our level of indebtedness could have other important consequences, including the following:

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

•
Changes by any rating agency to our outlook or credit rating could negatively affect the value of our debt and/or our common stock, adversely affect our access to debt markets, and increase the interest we pay on outstanding or future debt; and

•
Conversion of our convertible notes could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline.

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
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt arrangements that extend beyond 2021 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our financial position, results of operations, and liquidity.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K which information is incorporated into this Item 3 by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NLOK”. As of April 3, 2020, there were 1,534 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended April 3, 2020 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2015 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among NortonLifeLock Inc., the S&P 500 Index
and the S&P Information Technology Index

275
250
225
200
175
150
125
100
75
Dollars
4/3/2015
4/1/2016
3/31/2017
3/30/2018
3/29/2019
4/3/2020
NortonLifeLock Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of NortonLifeLock under the Securities Act or the Exchange Act.
Unregistered sale of equity securities
On January 6, 2020, we issued 1 million shares of our common stock to three individuals upon the accelerated vesting of stock awards issued in connection with our acquisition of Luminate Security in February 2019.
The issuance of the above securities was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering.

Repurchases of our equity securities
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. In August 2019, our Board of Directors increased the share repurchase authorization to $1,600 million. As of April 3, 2020, we have $578 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended April 3, 2020, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 4, 2020 to January 31, 2020	15	$27.10	15	$836
February 1, 2020 to February 28, 2020	1	$18.36	1	$814
February 29, 2020 to April 3, 2020	13	$17.89	13	$578
Total number of shares repurchased	29		29

(1) The number of shares purchased is reported on trade date. Repurchases of 1 million shares, which were executed prior to January 4, 2020, settled during the period of January 4, 2020 to January 31, 2020.
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
Five-Year Summary

Summary of Operations:	Year Ended (1)
(In millions, except per share data)	April 3, 2020 (2)	March 29, 2019 (3)	March 30, 2018 (4)	March 31, 2017 (5)	April 1, 2016 (6)
Net revenues	$2,490	$2,456	$2,559	$2,091	$2,080
Operating income (loss)	$355	$158	$(154)	$(152)	$167
Income (loss) from continuing operations	$578	$(110)	$964	$(138)	$(1,013)
Income from discontinued operations (5)	$3,309	$141	$174	$32	$3,501
Net income (loss)	$3,887	$31	$1,138	$(106)	$2,488

Income (loss) per share - basic: (7)
Continuing operations	$0.94	$(0.17)	$1.56	$(0.22)	$(1.51)
Discontinued operations	$5.38	$0.22	$0.28	$0.05	$5.23
Net income (loss) per share - basic	$6.32	$0.05	$1.85	$(0.17)	$3.71

Income (loss) per share - diluted: (7)
Continuing operations	$0.90	$(0.17)	$1.44	$(0.22)	$(1.51)
Discontinued operations	$5.15	$0.22	$0.26	$0.05	$5.23
Net income (loss) per share - diluted	$6.05	$0.05	$1.70	$(0.17)	$3.71

Cash dividends declared per common share	$12.40	$0.30	$0.30	$0.30	$4.60

Consolidated Balance Sheets Data:
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018	March 31, 2017	April 1, 2016
Cash, cash equivalents and short-term investments	$2,263	$2,043	$2,162	$4,256	$6,025
Total assets	$7,735	$15,938	$15,759	$18,174	$11,767
Long-term debt	$3,465	$3,961	$5,026	$6,876	$2,207
Total stockholders’ equity	$10	$5,738	$5,023	$3,487	$3,676

(1)	We have a 52/53-week fiscal year. Our fiscal 2020 was a 53-week year, whereas fiscal 2019, 2018, 2017, and 2016 each consisted of 52 weeks.

(2)
In fiscal 2020, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom Inc. (the Broadcom sale) and recognized a gain of $5,434 million before income taxes, which is presented within income from income from discontinued operations. In connection with the Broadcom sale, we made a distribution to our stockholders through a special dividend of $12 per share of common stock. The aggregate amount of such dividend payments was $7.2 billion. We also recognized gains of $379 million and $250 million before income taxes on our sale of equity interest in DigiCert and divestiture of ID Analytics, respectively. Both gains were recognized within continuing operations.

(3)
In the first quarter of fiscal 2019, we adopted the new revenue recognition accounting standard on a modified retrospective basis. The results for fiscal 2020 and 2019 are presented under the new revenue recognition accounting standard, while prior years are not adjusted.

(4)
In fiscal 2018, we sold Website Security and Public Key Infrastructure solutions and recognized a gain of $653 million before income taxes associated with the sale (see Note 3 to the Consolidated Financial Statements), and we recognized an income tax benefit of $659 million as a result of the enactment of the Tax Cuts and Jobs Act (H.R.1).

(5)	In fiscal 2017, we acquired Blue Coat and LifeLock, and the results of operations of those entities were included from their respective dates of acquisition.

(6)
In fiscal 2016, we recorded $1.1 billion in income tax expense related to unremitted earnings of foreign subsidiaries from the proceeds of the sale of our Veritas information management business. This charge was recognized within continuing operations. As a result of the sale of Veritas, a net gain of $3.0 billion was recognized within discontinued operations, net of income taxes.

(7)	Net income per share amounts may not add due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
We are a leading provider of Cyber Safety solutions for consumers. During fiscal year 2020, we completed the sale of our Enterprise Security assets to Broadcom Inc. (Broadcom) and the sale of our ID Analytics solutions to LexisNexis Risk Solutions, part of RELX Inc. With the sale of our enterprise assets, we have transformed ourselves into a pure consumer company. Our NortonLifeLock branded solutions help customers protect their devices, online privacy, identity and home networks.
Fiscal Year Highlights

•	In October 2019, we sold our equity interest in DigiCert Parent Inc. for $380 million and realized a gain of $379 million, on which we paid income taxes of $53 million.

•
On November 4, 2019, we completed the Broadcom sale under which Broadcom purchased certain of our Enterprise Security assets and assumed certain liabilities for a purchase price of $10.7 billion. As a result, we realized a gain of $5,434 million on which we paid income taxes of $1.9 billion as of April 3, 2020.

The divestiture of our Enterprise Security business allowed us to shift our operational focus to our consumer business and represented a strategic shift in our operations. As a result, the results of our Enterprise Security business are classified as discontinued operations in our Consolidated Statements of Operations and thus are excluded from both continuing operations for all periods presented. Accordingly, we now have one reportable segment. Revenues and associated costs of our ID Analytics solutions, which were formerly included in the Enterprise Security segment, were included in our remaining reportable segment.

•
In November 2019, we entered into a credit facility and drew down $500 million of a 5-year term loan to repay an existing term loan of $500 million. The credit facility also provides a revolving a line of credit of $1.0 billion and a delayed 5-year term loan commitment of $750 million through September 15, 2020.

•
In November 2019, our Board of Directors approved a restructuring plan in connection with the strategic decision to divest our Enterprise Security business. We incurred costs of $423 million under this plan in fiscal 2020, primarily related to workforce reduction, contract termination, and asset write-offs and impairment charges.

•
In connection with the Broadcom sale, in January 2020, we made a distribution to our stockholders through a special dividend of $12 per share of common stock. The aggregate amount of such dividend payments was $7.2 billion.

•	In January 2020, we completed the sale of our ID Analytics solutions for $375 million in net cash proceeds, resulting in a gain of $250 million.

•
In February 2020, we exchanged $250 million of our 2.5% Convertible Notes and $625 million of our 2.0% Convertible Notes for new convertible notes of the same principal amounts and paid the holders of the new convertible notes a total cash consideration of $546 million in lieu of conversion price adjustments related to our $12 special dividend to the exchanged notes. We adjusted the conversion price of the remaining $250 million of our 2.5% Convertible Notes and the remaining $625 million of our 2.0% Convertible Notes and extended the maturity date by one year.

•	In March 2020, we settled $250 million of our 2.5% Convertible Notes for $566 million, which included a cash settlement of the equity conversion feature.
Subsequent event
In May 2020, we settled the principal and conversion rights of $625 million of our 2.0% Convertible Notes for $1.18 billion in cash.
Fiscal calendar and basis of presentation
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2020, 2019 and 2018 in this report refers to fiscal year ended April 3, 2020, March 29, 2019, and March 30, 2018, respectively. Fiscal 2020 was a 53-week year whereas fiscal 2019 and 2018 each consisted of 52 weeks.

Key financial metrics
The following table provides our key financial metrics for fiscal 2020 compared with fiscal 2019:

(In millions, except for per share amounts)	Fiscal 2020	Fiscal 2019
Net revenues	$2,490	$2,456
Operating income	$355	$158
Income (loss) from continuing operations	$578	$(110)
Income from discontinued operations	$3,309	$141
Net income	$3,887	$31
Net income per share from continuing operations - diluted	$0.90	$(0.17)
Net income per share from discontinued operations - diluted	$5.15	$0.22
Net income per share - diluted	$6.05	$0.05
Net cash provided by (used in) operating activities	$(861)	$1,495

	As of
(in millions)	April 3, 2020	March 29, 2019
Cash, cash equivalents and short-term investments	$2,263	$2,043
Contract liabilities	$1,076	$1,059

•	Net revenues increased $34 million primarily due to the favorable impact from the additional week in the fiscal 2020.

•
Operating income increased $197 million primarily due to lower compensation expense, lower outside service expense, and lower technical support expense that we achieved as a result of our cost reduction programs, partially offset by higher advertising and promotional expense and higher costs recognized in connection with our restructuring plans.

•
Income (loss) from continuing operations increased $688 million primarily due to higher operating income and the gains on the sale of the DigiCert equity method investment and our ID Analytics solutions, partially offset by higher income tax expense.

•	Income from discontinued operations increased $3,168 million, net of taxes, primarily due to the gain on the Broadcom sale.

•	Net income and net income per share increased primarily due to higher income from both continuing operations and discontinued operations for the reasons discussed above.

•
Net cash used in operating activities was $861 million, compared to cash provided by operating activities of $1,495 million in fiscal 2019, primarily due to income tax payments related to our gains on the divestitures described above.

•
Cash, cash equivalents and short-term investments increased $220 million compared to March 29, 2019, primarily due to cash proceeds from the divestitures described above, largely offset by payments of quarterly and special dividends, stock repurchases, and net cash used in operating activities.

•	Contract liabilities increased $17 million compared to March 29, 2019, reflecting higher billings than recognized net revenues.
COVID-19 UPDATE
    The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. Further, beginning in March 2020, the U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic.
To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a near company-wide work-from-home requirement for most employees until further notice, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future.  While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, or create operational or other challenges, such as a reduction in employee productivity because of the work from home requirement, any of which could harm our business and results of operations. Further, if the COVID-19 pandemic has a substantial impact on our employees, partners or third-party service providers’ health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted. Additionally, if employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in 2020, a prolonged economic downturn could result adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, our ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and third-party service providers. For more information on the risks associated with the COVID-19 pandemic, please see “Risk Factors” in Item 1A.
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
Business combinations
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
Discontinued Operations
We review the presentation of planned business dispositions in the Consolidated Financial Statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether it is anticipated that after the disposal the cash flows of the component would be eliminated from continuing operations and whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.
Planned business dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the Consolidated Balance Sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations. See Note 3 - Divestiture and Discontinued Operations in our Notes to Consolidated Financial statements for additional information.
RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2020	2019	2018
Net revenues	100%	100%	100%
Cost of revenues	16	19	18
Gross profit	84	81	82
Operating expenses:
Sales and marketing	28	29	33
Research and development	13	17	18
General and administrative	15	17	19
Amortization of intangible assets	3	3	3
Restructuring, transition and other costs	11	9	15
Total operating expenses	70	75	88
Operating income (loss)	14	6	(6)
Interest expense	(8)	(8)	(10)
Other income (expense), net	27	(2)	26
Income (loss) from continuing operations before income taxes	33	(4)	10
Income tax expense (benefit)	10	—	(28)
Income (loss) from continuing operations	23	(4)	38
Income from discontinued operations	133	6	7
Net income	156%	1%	44%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year			Variance in %
(In millions, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net revenues	$2,490	$2,456	$2,559	1%	(4)%
Fiscal 2020 compared to fiscal 2019
Net revenues increased $34 million primarily due to approximately $44 million of revenues from the additional week in fiscal 2020.
Fiscal 2019 compared to fiscal 2018
Net revenues decreased $103 million primarily due to a $238 million decrease as a result of the divestiture of our website security (WSS) and public key infrastructure (PKI) solutions and $33 million decrease in revenue from our consumer security solutions, partially offset by a $161 million increase in revenues of our identity and information protection solutions.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our solutions:

	Fiscal Year
(In millions, except for per user amounts and percentages)	2020	2019	2018
Direct customer revenue	$2,204	$2,168	$2,037/$2,097 (2)
Average direct customer count	20.2	20.7	21.2
Direct average revenue per user (ARPU)	$8.90 (1)	$8.74	$7.99/$8.23 (2)
Annual retention rate	85%	85%	83%

(1) ARPU in fiscal 2020 was normalized to exclude the impact of the extra week on direct revenue, which we estimate to be approximately $41 million of direct customer revenue. Excluding this adjustment, APRU would have been $9.07 in fiscal 2020
(2) Represents a non-GAAP financial measure. Estimated net revenue generated from direct customers during fiscal year 2018 used in the calculation of ARPU excluded a reduction in revenue related to contract liability purchase accounting adjustments required by GAAP, as further discussed below.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as those customers who have a direct billing relationship with us. Such customer sources include online acquisition and retention, affiliates, co-marketing, and original equipment manufacturer channels. Direct customers excludes customers of our partners, and our ID Analytics solutions and WSS and PKI solutions, all of which have now been divested. The excluded revenues are summarized in the following table:

	Fiscal Year
(In millions)	2020	2019	2018
Partner revenues	$240	$240	$243
ID Analytics revenues	$46	$48	$41
WSS and PKI revenues	$—	$—	$238
Average direct customer count presents the average of the total number of direct customers at the beginning and end of the fiscal year.
ARPU is calculated as estimated direct customer revenues for the period divided by the average direct customer count for the same period, expressed as a monthly figure. Non-GAAP fiscal 2018 estimated direct customer revenues used in the calculation of ARPU is adjusted only to exclude a reduction in revenue of $60 million related to purchase accounting adjustments related to the February 2017 acquisition of LifeLock, Inc. ARPU for fiscal 2018 would have been $7.99 without this adjustment. We believe the adjustment is useful to investors to reflect ARPU trends in our business by improving the comparability of ARPU between periods. Fiscal 2020 and 2019 did not include any adjustments to estimated direct customer revenue as the purchase accounting adjustments were fully amortized prior to fiscal 2019. Non-GAAP estimated direct customer revenues and ARPU have limitations as analytical tools and should not be considered in isolation or as a substitute for GAAP estimated direct customer revenues or other GAAP measures. We monitor APRU because it helps us understand the rate at which we are monetizing our consumer customer base.
Annual retention rate is defined as the number of direct customers who have more than a one-year tenure as of the end of the most recently completed fiscal period divided by the total number of direct customers as of the end of the period from one year ago. We monitor annual retention rate to evaluate the effectiveness of our strategies to improve renewals of subscriptions.
Net revenues by geographic region
Percentage of revenue by geographic region as presented below is based on the billing location of the customer.

	Fiscal Year
	2020	2019	2018
Americas	74%	73%	68%
EMEA	15%	16%	18%
APJ	11%	11%	13%

Percentages may not add to 100% due to rounding.

The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in fiscal 2020 was similar to fiscal 2019. Americas revenues as a percentage of total revenues increased in fiscal 2019 compared to fiscal 2018 as a result of the sale of our WSS and PKI solutions which proportionally had more revenues in EMEA and APJ than the remaining solutions and higher revenues from our identity and information protection solutions in U.S. during fiscal 2019.
Cost of revenues

	Fiscal Year			Variance in %
(In millions, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cost of revenues	$393	$455	$463	(14)%	(2)%
Fiscal 2020 compared to fiscal 2019
Our cost of revenues decreased $62 million primarily due to decreases in technical support costs and service costs, partially offset by an increase in royalty charges. In addition, during fiscal 2019, we recorded higher inventory write-offs of $10 million due to our discontinuation of our consumer hardware product line.
Fiscal 2019 compared to fiscal 2018
Our cost of revenues decreased $8 million primarily due to a $37 million decrease from the divestiture of our WSS and PKI solutions, partially offset by higher inventory and royalty write-offs due to our discontinuation of our consumer hardware product line in fiscal 2019 and higher fulfillment costs.
Operating expenses

	Fiscal Year			Variance in %
(In millions, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Sales and marketing	$701	$712	$841	(2)%	(15)%
Research and development	328	420	455	(22)%	(8)%
General and administrative	368	410	487	(10)%	(16)%
Amortization of intangible assets	79	80	87	(1)%	(8)%
Restructuring, transition and other costs	266	221	380	20%	(42)%
Total	$1,742	$1,843	$2,250	(5)%	(18)%
Fiscal 2020 compared to fiscal 2019
Sales and marketing expense decreased $11 million primarily due to a $75 million decrease in compensation expense and allocated corporate costs, reflecting our cost reduction initiatives. These decreases were partially offset by a $64 million increase in advertising and promotional expense reflecting our higher investments in direct marketing programs.
Research and development expense decreased $92 million primarily due to a $77 million decrease in compensation expense and allocated corporate costs, and a $23 million decrease in outside services, reflecting our cost reduction initiatives.
General and administrative expense decreased $42 million primarily due to a $34 million decrease in compensation expense other than stock-based compensation and allocated corporate costs, and a $18 million decrease in stock-based compensation expense.
Amortization of intangible assets was relatively flat compared to fiscal 2019.
Restructuring, transition and other costs increased $45 million primarily due to $101 million of contract cancellation charges incurred in fiscal 2020, a $71 million increase in severance costs, a $45 million increase in asset impairments, and a $20 million increase in stock-based compensation. These increases were partially offset by $185 million costs related to transition projects incurred in fiscal 2019 that were completed by the end of that period. See Note 12 to the Consolidated Financial Statements for further information on our restructuring plans.
Fiscal 2019 compared to fiscal 2018
Sales and marketing expense decreased $129 million primarily due to a $41 million decrease as a result of the divestiture of our WSS and PKI solutions, a $40 million decrease in advertising and promotional expense, a $23 million decrease in compensation expense other than stock-based compensation, and a $20 million decrease in stock-based compensation expense.
Research and development expense decreased $35 million primarily due to a $30 million decrease in stock-based compensation expense and a $20 million decrease as a result of the divestiture of our WSS and KPI solutions, partially offset by a $15 million increase in outside services.

General and administrative expense decreased $77 million primarily due to an $85 million decrease in stock-based compensation expense, partially offset by a $10 million increase in compensation expense other than stock-based compensation.
Amortization of intangible assets decreased $7 million primarily due to the intangible assets sold with the divestiture of WSS and PKI solutions.
Restructuring, transition and other costs decreased $159 million primarily due to a $75 million decrease in severance and other restructuring costs. In addition, fiscal 2018 costs included $88 million of transition related costs related to our fiscal 2018 divestiture of our WSS and PKI solutions compared to $3 million in fiscal 2019.
Non-operating income (expense), net

	Fiscal Year			Variance in $
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest expense	$(196)	$(208)	$(256)	$12	$48
Interest income	80	42	24	38	18
Loss from equity interest	(31)	(101)	(26)	70	(75)
Foreign exchange loss	(6)	(11)	(18)	5	7
Gain on divestitures	250	—	653	250	(653)
Gain on sale of equity method investment	379	—	—	379	—
Transition service expense, net	(19)	—	—	(19)	—
Other	7	13	21	(6)	(8)
Non-operating income (expense), net	$464	$(265)	$398	$729	$(663)
Fiscal 2020 compared to fiscal 2019
Non-operating income, net of expense, increased $729 million primarily due to a $379 million gain on the sale of the DigiCert equity method investment and a $250 million gain on the sale of our ID Analytics solutions in fiscal 2020. In addition, our loss from equity interest that was divested in fiscal 2020 decreased $70 million and our interest income increased $38 million as a result of higher investments in money market funds purchased with proceeds from the Broadcom sale.
Fiscal 2019 compared to fiscal 2018
Non-operating income, net of expense, decreased $663 million primarily due to the absence of the $653 million gain on the divestiture of our WSS and PKI solutions in fiscal 2018. In addition, our loss from our equity interest that was acquired in the third quarter of fiscal 2018 increased $75 million. Interest expense decreased $48 million as a result of lower outstanding borrowings during fiscal 2019 due to repayments.
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

	Fiscal Year
(In millions, except for percentages)	2020	2019	2018
Income (loss) from continuing operations before income taxes	$819	$(107)	$244
Provision for (benefit from) income taxes	$241	$3	(720)
Effective tax rate on income from continuing operations	29%	(3)%	(295)%
Fiscal 2020 compared to fiscal 2019
Our effective tax rate increased primarily due to an increase in income taxes from non-deductible goodwill, and an increase in income taxes as a result of the Altera Ninth Circuit Opinion. See Note 13 to the Consolidated Financial Statements for information about the Altera Ninth Circuit Opinion.
Fiscal 2019 compared to fiscal 2018
Our effective tax rate increased primarily due to one-time benefits from Tax Cuts and Jobs Act (H.R.1) (the 2017 Tax Act) in fiscal 2018. In addition, increases in tax expense in fiscal 2019 are attributable to the valuation allowance on capital losses for which we cannot yet recognize a tax benefit.

Discontinued operations

	Fiscal Year			Variance in %
(In millions, except for percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net revenues	$1,368	$2,288	$2,329	(40)%	(2)%
Gross profit	$1,035	$1,693	$1,737	(39)%	(3)%
Operating income	$4	$234	$214	(98)%	9%
Gain on sale	$5,434	$—	$—	N/A	N/A
Income before income taxes	$5,431	$228	$203	2,282%	12%
Income tax expense	$2,122	$87	$29	2,339%	200%
Income from discontinued operations	$3,309	$141	$174	2,247%	(19)%
Fiscal 2020 compared to fiscal 2019
Income from discontinued operations in fiscal 2020 reflects a $5,434 million gain on the Broadcom sale and $2,122 million income tax expense primarily related to the gain. In addition, we recognized $261 million restructuring, transition and other costs in fiscal 2020, compared to $20 million in fiscal 2019.
Fiscal 2019 compared to fiscal 2018
Income from discontinued operations decreased in fiscal 2019 compared to fiscal 2018, primarily due to higher income tax expense as we had higher foreign tax benefit and stock-based compensation windfalls in fiscal 2018.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt, and proceeds from divestitures for our liquidity needs.
As of April 3, 2020, we had cash, cash equivalents and short-term investments of $2.3 billion, of which $0.9 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes. We have recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries.
We also have an undrawn revolving credit facility of $1.0 billion which expires in November 2024.
Our principal cash requirements are primarily to meet our working capital needs and support on-going business activities, including payment of taxes and cash dividends, funding capital expenditures, servicing existing debt, repurchasing our common stock, and investing in business acquisitions.
Our capital allocation strategy is to balance driving stockholder returns, managing financial risk, and preserving our flexibility to pursue strategic options, including acquisitions. Historically, this has included a quarterly cash dividend, the repayment of debt, and the repurchase of our common stock.
Sale of equity method investment
On October 16, 2019, Clearlake Capital Group, L.P., a private investment firm, and TA Associates, an existing investor of DigiCert and a private equity firm, completed an investment in DigiCert. As a result, we received $380 million in cash for our equity investment in DigiCert and made income tax payments of approximately $53 million as a result of the transaction.
Divestiture of Enterprise Security business
On November 4, 2019, we completed the Broadcom sale under which we received cash proceeds of $10.6 billion. In connection with the transaction, we incurred direct costs of approximately $39 million. In fiscal 2020, we paid approximately $1.9 billion of U.S. and foreign income taxes and we expect to pay additional income taxes of $85 million in fiscal 2021 as a result of the transaction.
As a result of the divestiture, on January 31, 2020, we made a distribution to our stockholders through a special dividend of $12 per share of common stock in an aggregate amount of $7.2 billion.
Sale of ID Analytics solutions
On January 31, 2020, we completed the sale of our ID Analytics solutions for approximately $375 million in net cash proceeds.

Debt
In November 2019, we entered into a credit facility and drew down $500 million of a 5-year term loan to repay an existing term loan of $500 million.
In March 2020, we settled the $250 million principal and conversion rights of our 2.5% Convertible Notes for $566 million in cash.
In May 2020, we settled the $625 million principal and conversion rights of our 2.0% Convertible Notes for $1.18 billion in cash.
Share Repurchase Program
During fiscal 2020, we executed repurchases of 68 million shares of our common stock, under our existing share repurchase program for an aggregate amount of $1.6 billion. We have $578 million remaining under our existing share repurchase authorization.
Cash flows
The following table summarizes our cash flow activities in fiscal 2020, 2019 and 2018:

	Fiscal Year
(In millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(861)	$1,495	$950
Investing activities	$11,379	$(241)	$(21)
Financing activities	$(10,123)	$(1,209)	$(3,475)
Increase (decrease) in cash and cash equivalents	$386	$17	$(2,473)
Cash from operating activities
Fiscal 2020
Our cash used in fiscal 2020 reflected net income of $3,887 million adjusted by items, consisting primarily of gains on divestitures of $5,684 million and a gain on the sale of our equity method investment of $379 million, amortization and depreciation of $361 million, and stock-based compensation of $312 million.
Changes in operating assets and liabilities during fiscal 2020 consisted primarily of the following:
Accounts receivable decreased $583 million, primarily due to the collections of receivables related to our Enterprise Security solutions. Such receivables were not included in the assets that were sold in connection with the Broadcom sale.
Contract liabilities decreased $121 million, primarily due to seasonally higher recognized revenue from our Enterprise Security solutions than billings during the period prior to the Broadcom sale.
Accrued compensation and benefits decreased $117 million, primarily due to a decrease in headcount as a result of the Broadcom sale and our restructuring activities.
Income taxes payable increased $383 million primarily due to taxes owed on the Broadcom sale and the sale of our DigiCert equity method investment. During fiscal 2020, we made aggregate tax payments of $2 billion related to these transactions.
Fiscal 2019
Our cash flows for fiscal 2019 reflected net income of $31 million, adjusted by non-cash items, primarily consisting of amortization and depreciation of $615 million, stock-based compensation of $352 million, and loss from equity interest of $101 million.
Changes in operating assets and liabilities during fiscal 2019 consisted primarily of the following:
Accounts receivable decreased $113 million, reflecting lower billings and higher collections in the last months of fiscal 2019 compared to the corresponding period in fiscal 2018.
Contract liabilities increased $196 million, reflecting higher billings versus recognized revenue.
Fiscal 2018
Our cash flows for fiscal 2018 reflected net income of $1.1 billion, adjusted by non-cash amortization and depreciation of $640 million, stock-based compensation expense of $610 million, and offset by a deferred tax benefit of $1.8 billion, primarily as a result of the enactment of the 2017 Tax Act in December 2017, and a gain on divestiture of $653 million.
Changes in operating assets and liabilities during fiscal 2018 consisted primarily of the following:
Accounts receivable increased $170 million, reflecting higher billings in the last months of fiscal 2018 and our shift in sales to solutions with ratable revenue recognition related to our Enterprise Security solutions.

Contract liabilities increased $491 million, reflecting our shift in sales to contracts related to our Enterprise Security solutions with longer durations subject to ratable versus point in time revenue recognition. This resulted in less in-period revenue recognized and higher billings towards the end of the fiscal year due to the seasonal sales cycles for those solutions. These factors were primarily offset by a decrease of $319 million related to our fiscal 2018 divestiture of our WSS and PKI solutions.
Income taxes payable increased $880 million, reflecting the one-time transition tax of $896 million under the 2017 Tax Act.
Cash from investing activities
Our cash flows from investing activities in fiscal 2020 consisted primarily of $10.9 billion in net proceeds from the Broadcom sale and the divestiture of ID Analytics solutions and $380 million from the sale of our equity method investment in DigiCert.
Our investing activities in fiscal 2019 consisted primarily of capital expenditures of $207 million, payments for acquisitions of $180 million, partially offset by proceeds from maturities and sales of short-term investments of $139 million.
Our investing activities in fiscal 2018 consisted primarily of $933 million in net proceeds from divestiture of our WSS and PKI solutions, partially offset by payment for acquisitions of $401 million and net purchases of $387 million of short-term investments.
Cash from financing activities
Our financing activities in fiscal 2020 consisted primarily of payments of dividends and dividend equivalents of $7.5 billion, repurchases of common stock of $1.6 billion, debt repayments of $868 million, consisting of $552 million in principal and a $316 million cash settlement of the equity rights associated with our Senior Convertible notes, and cash consideration of $546 million paid in connection with the exchange of convertible debt.
Our financing activities in fiscal 2019 primarily included debt repayments of $600 million, repurchases of common stock of $234 million, payments of dividends and dividend equivalents of $217 million, and tax payments related to vesting equity awards of $173 million.
Our financing activities in fiscal 2018 primarily included debt repayments of $3.2 billion.
Cash requirements
Debt - As of April 3, 2020, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 to the Consolidated Financial Statements for further information about our debt.

(In millions)	April 3, 2020
Senior Term Loan	$500
Senior Notes	2,250
Convertible Senior Notes	1,500
Total debt	$4,250
In May 2020, we repaid $625 million of our 2.0% Convertible Notes.
In our second quarter of fiscal 2021, we plan to borrow $750 million under the delayed draw term loan, which will mature in November 2024, and use the proceeds to repay in full our 4.2% Senior Notes, which are due in September 2020.
Debt covenant compliance - The credit agreement we entered into in November 2019 contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of April 3, 2020, we were in compliance with all debt covenants.
Dividends - On May 14, 2020, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2020. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases - Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act,) and privately-negotiated transactions. As of April 3, 2020, the remaining balance of our stock repurchase authorization is $578 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Restructuring. Under our restructuring plans approved by our Board of Directors in August and November 2019, we have incurred and expect to incur cash expenditures for severance and termination benefits and contract terminations. The August 2019 Plan was completed in fiscal 2020 with total cash payments of $50 million. As of April 3, 2020, we estimate that we will incur total costs of $550 million in connection with the November 2019 Plan, excluding stock-based compensation expense, of which up to $200 million is expected to consist of cash expenditures for severance and termination benefits and $110 million of cash expenditures for contract terminations, and up to $240 million is expected to consist of asset write-offs and other restructuring costs. During fiscal 2020, we made $196 million in cash payments related to the November 2019 Plan. These actions are expected to be completed by September 2020. See Note 12 to the Consolidated Financial Statements for additional cash flow information associated with our restructuring activities.
Contractual obligations
The following is a schedule of our significant contractual obligations as of April 3, 2020, including those associated with our discontinued operations. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Debt (1)	$4,250	$756	$1,950	$444	$1,100
Interest payments on debt (2)	508	136	210	135	27
Purchase obligations (3)	439	347	53	33	6
Long-term income taxes payable (4)	683	68	136	299	180
Operating leases (5)	114	34	44	27	9
Total	$5,994	$1,341	$2,393	$938	$1,322

(1)	In May 2020, we repaid $625 million of our 2.0% Convertible Notes. See Note 10 and Note 19 to the Consolidated Financial Statements for further information on our debt.

(2)
Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes, and credit facility. Interest on variable rate debt was calculated using the interest rate in effect as of April 3, 2020. See Note 10 to the Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes, and credit facility.

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

(5)
We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income. See Note 9 to the Consolidated Financial Statements for further information on leases.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of April 3, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $695 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 to the Consolidated Financial Statements for further information.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In connection with the sale of Veritas and the sale of our Enterprise Security business to Broadcom, we assigned several leases to Veritas Technologies LLC or Broadcom and/or their related subsidiaries. Refer to Note 18 to the Consolidated Financial Statements for further information on our indemnifications.
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
Interest rate risk
Our short-term investments and cash equivalents primarily consist of corporate bonds and certificate of deposits, respectively. A change in interest could have an adverse impact on their market value. As of April 3, 2020, the carrying value and fair value of our short-term investments and cash equivalents was $434 million. A hypothetical change in the yield curve of 100 basis points would not result in a significant reduction in fair value.
As of April 3, 2020, we had $3.8 billion in aggregate principal amount of fixed-rate Senior Notes and convertible debt outstanding, with a carrying amount and a fair value of $3.6 billion, based on Level 2 inputs. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.

As of April 3, 2020, we also had $500 million outstanding debt with variable interest rates based on the London InterBank Offered Rate (LIBOR). A reasonably possible hypothetical adverse change of 100 basis points in LIBOR would not result in a significant increase in interest expense on an annualized basis.
In addition, we have a $1.0 billion revolving credit facility that if drawn bears interest at a variable rate based on LIBOR and would be subject to the same risks associated with adverse changes in LIBOR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency, primarily in Euro, Japanese Yen, British Pound, and Indian Rupee. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results.
We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our results of operations through which we enter into foreign exchange forward contracts on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries with up to twelve months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. The gains and losses on these foreign exchange contracts are recorded in interest and other, net in our statement of operations.
As of April 3, 2020 and March 29, 2019, we had open foreign currency forward contracts with notional amounts of $419 million and $1.1 billion, respectively, to hedge foreign currency balance sheet exposure, with an insignificant fair value. A hypothetical ten percent depreciation of foreign currency would result in a reduction in fair value of our forward contracts of $30 million and $84 million for fiscal 2020 and fiscal 2019, respectively. This analysis disregards the possibilities that the rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Additional information with respect to our derivative instruments is included in Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.
Selected Quarterly Financial Data (Unaudited)

	Fiscal 2020				Fiscal 2019
(In millions, except per share data)	Fourth Quarter (1)	Third Quarter (2)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenues	$614	$618	$608	$650	$617	$615	$612	$612
Gross profit	$517	$515	$511	$554	$493	$505	$499	$504
Operating income (loss)	$44	$62	$109	$140	$72	$62	$48	$(24)
Income tax expense (benefit)	$108	$57	$22	$54	$(17)	$10	$34	$(24)
Income (loss) from continuing operations	$149	$353	$38	$38	$37	$(19)	$(61)	$(67)
Income (loss) from discontinued operations	$82	$2,492	$747	$(12)	$(3)	$84	$53	$7
Net income (loss)	$231	$2,845	$785	$26	$34	$65	$(8)	$(60)

Income (loss) per share - basic: (2)
Continuing operations	$0.25	$0.57	$0.06	$0.06	$0.06	$(0.03)	$(0.10)	$(0.11)
Discontinued operations	$0.14	$4.01	$1.20	$(0.02)	$—	$0.13	$0.08	$0.01
Net income (loss) per share - basic	$0.39	$4.58	$1.27	$0.04	$0.05	$0.10	$(0.01)	$(0.10)

Income (loss) per share - diluted: (2)
Continuing operations	$0.23	$0.55	$0.06	$0.06	$0.06	$(0.03)	$(0.10)	$(0.11)
Discontinued operations	$0.13	$3.85	$1.16	$(0.02)	$—	$0.13	$0.08	$0.01
Net income (loss) per share - diluted	$0.36	$4.40	$1.22	$0.04	$0.05	$0.10	$(0.01)	$(0.10)

(1)
During the fourth quarter of fiscal 2020, we recognized a pre-tax gain of $250 million on our divestiture of ID Analytics solutions, which is presented as part of income (loss) from continuing operations.

(2)
During the third quarter of fiscal 2020, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom for a net gain of $2.6 billion, which is presented as part of income (loss) from discontinued operations. In addition, we recognized a pre-tax gain of $379 million on our sale of our DigiCert equity method investment, which is presented as part of income (loss) from continuing operations.

(3)	Net income (loss) per share amounts may not add due to rounding.
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

b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for NortonLifeLock. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of April 3, 2020, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting as of April 3, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 22, 2020, we executed and filed a Certificate of Elimination of Series A Junior Preferred Stock (the “Junior Preferred Stock”) with the Secretary of State of the State of Delaware, to remove the Certificate of Designations of the Junior Preferred Stock from our Amended and Restated Certificate of Incorporation. The Certificate of Elimination became effective upon filing. No shares of the Junior Preferred Stock were issued or outstanding upon filing of the Certificate of Elimination. A copy of the Certificate of Elimination is attached hereto as Exhibit 3.06 and is incorporated into this Item 9B by reference.
The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.
On May 28, 2020, we and Samir Kapuria, our President, entered into an amendment agreement to the letter agreement between Mr. Kapuria and us dated December 5, 2019 (the Amendment). Under the Amendment, we agreed to terminate Mr. Kapuria other than for Cause by December 31, 2020, upon which time Mr. Kapuria shall be entitled to the benefits set forth in the letter agreement and the Amendment. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending July 3, 2020.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2020 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended April 3, 2020 (the 2020 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2020 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under the caption “Executive Compensation” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)
(1). Financial Statements
Upon written request, we will provide, without charge, a copy of this annual report, including the Consolidated Financial Statements and financial statement schedule. All requests should be sent to:
NortonLifeLock Inc.
Attn: Investor Relations
60 E. Rio Salado, Suite 1000
Tempe, Arizona 85281
(650) 527-8000
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
NortonLifeLock Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of NortonLifeLock Inc. and subsidiaries (the Company) as of April 3, 2020 and March 29, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended April 3, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 3, 2020 and March 29, 2019 and the results of its operations and its cash flows for each of the years in the three-year period ended April 3, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of March 30, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) Topic 842, Leases.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of March 31, 2018, due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of uncertain tax positions
As discussed in notes 1 and 13 to the consolidated financial statements, as of April 3, 2020 the Company recognized uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions when there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. As of April 3, 2020, the Company has recorded a liability for gross unrecognized tax benefits of $724 million.
We identified the assessment of uncertain tax positions as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of tax law globally across its multiple subsidiaries.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s uncertain tax positions process, including controls related to the interpretation of tax law, its application in the liability estimation process, and determination of the final uncertain tax position. We involved tax professionals with specialized skills and knowledge, who assisted in:

•	Obtaining an understanding of the Company’s overall tax structure across multiple subsidiaries and assessing the Company’s compliance with tax laws globally,

•	Evaluating tax law, and assessing the interpretation under the relevant jurisdictions’ tax law,

•	Inspecting settlements with taxing authorities to assess the Company’s determination of its tax positions and having more than a 50% likelihood to be sustained upon examination, and

•	Performing an assessment of the Company’s tax positions and comparing the results to the Company’s assessment.
In addition, we evaluated the Company’s ability to accurately estimate its gross unrecognized tax benefits by comparing historical gross unrecognized tax benefits to actual outcome upon conclusion of tax examinations.
Evaluation of the exchange of the 2.0% and 2.5% Convertible Notes
As discussed in Note 10 to the consolidated financial statements, in February 2020, the Company exchanged $250 million of its 2.5% Convertible Notes and $625 million of its 2.0% Convertible Notes for new convertible notes of the same principal amounts and paid the holders of the new convertible notes total cash consideration of $546 million in lieu of conversion price adjustments related to a $12 per share cash payment to the exchanged note holders. As a result, the Company recorded $865 million as the liability component, recorded a reduction of additional paid-in capital of $546 million and a $2 million gain on extinguishment.
We identified the evaluation of the exchange of debt for the 2.0% and 2.5% Convertible Notes as a critical audit matter. Complex auditor judgment, was required to evaluate the Company’s accounting treatment and appropriate accounting guidance in relation to the debt extinguishment and the cash payments in connection with the amended Convertible Senior Notes.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s debt process, including controls over the Company’s evaluation of the accounting guidance, including treatment and assessment of the extinguishment of debt and the cash payments. We read the Company’s amended debt agreements and features included within the agreements and evaluated the accounting guidance. We evaluated management’s accounting treatment and analysis of the debt extinguishment, cash payments, and classification within the consolidated financial statements.

/s/   KPMG LLP
We have served as the Company’s auditor since 2002.
Santa Clara, California
May 28, 2020

NORTONLIFELOCK INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	April 3, 2020	March 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,177	$1,791
Short-term investments	86	252
Accounts receivable, net	111	708
Other current assets	435	286
Assets held for sale	270	—
Current assets of discontinued operations	—	149
Total current assets	3,079	3,186
Property and equipment, net	238	663
Operating lease assets	88	—
Intangible assets, net	1,067	1,202
Goodwill	2,585	2,677
Other long-term assets	678	1,160
Long-term assets of discontinued operations	—	7,050
Total assets	$7,735	$15,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87	$165
Accrued compensation and benefits	115	250
Current portion of long-term debt	756	491
Contract liabilities	1,049	1,032
Current operating lease liabilities	28	—
Other current liabilities	587	524
Current liabilities of discontinued operations	—	1,304
Total current liabilities	2,622	3,766
Long-term debt	3,465	3,961
Long-term contract liabilities	27	27
Deferred income tax liabilities	149	577
Long-term income taxes payable	1,310	1,076
Long-term operating lease liabilities	73	—
Other long-term liabilities	79	78
Long-term liabilities of discontinued operations	—	715
Total liabilities	7,725	10,200
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value: 1 shares authorized; no shares issued and outstanding	—	—
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 589 and 630 shares issued and outstanding as of April 3, 2020 and March 29, 2019, respectively	3,356	4,812
Accumulated other comprehensive loss	(16)	(7)
Retained earnings (accumulated deficit)	(3,330)	933
Total stockholders’ equity	10	5,738
Total liabilities and stockholders’ equity	$7,735	$15,938
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
Net revenues	$2,490	$2,456	$2,559
Cost of revenues	393	455	463
Gross profit	2,097	2,001	2,096
Operating expenses:
Sales and marketing	701	712	841
Research and development	328	420	455
General and administrative	368	410	487
Amortization of intangible assets	79	80	87
Restructuring, transition and other costs	266	221	380
Total operating expenses	1,742	1,843	2,250
Operating income (loss)	355	158	(154)
Interest expense	(196)	(208)	(256)
Other income (expense), net	660	(57)	654
Income (loss) from continuing operations before income taxes	819	(107)	244
Income tax expense (benefit)	241	3	(720)
Income (loss) from continuing operations	578	(110)	964
Income from discontinued operations	3,309	141	174
Net income	$3,887	$31	$1,138

Income (loss) per share - basic:
Continuing operations	$0.94	$(0.17)	$1.56
Discontinued operations	$5.38	$0.22	$0.28
Net income per share - basic (1)	$6.32	$0.05	$1.85

Income (loss) per share - diluted:
Continuing operations	$0.90	$(0.17)	$1.44
Discontinued operations	$5.15	$0.22	$0.26
Net income per share - diluted (1)	$6.05	$0.05	$1.70

Weighted-average shares outstanding:
Basic	615	632	616
Diluted	643	632	668

(1) Net income per share amounts may not add due to rounding.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
Net income	$3,887	$31	$1,138
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments:
Translation adjustments	(11)	(13)	(4)
Reclassification adjustments for net loss included in net income	—	—	5
Net foreign currency translation adjustments	(11)	(13)	1
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	1	3	(5)
Reclassification adjustments for gain included in net income	—	—	(4)
Net unrealized gain (loss) on available-for-sale securities	1	3	(9)
Other comprehensive income (loss) from equity method investee:
Other comprehensive income (loss) from equity method investee	2	(1)	—
Reclassification adjustments for income included in net income	(1)	—	—
Net other comprehensive income (loss) from equity method investee	1	(1)	—
Other comprehensive loss, net of taxes	(9)	(11)	(8)
Comprehensive income	$3,878	$20	$1,130
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2017	608	$4,236	$12	$(761)	$3,487
Net income	—	—	—	1,138	1,138
Other comprehensive loss	—	—	(8)	—	(8)
Common stock issued under employee stock incentive plans	22	121	—	—	121
Shares withheld for taxes related to vesting of restricted stock units	(4)	(107)	—	—	(107)
Equity awards assumed in acquisitions	—	1	—	—	1
Repurchases of common stock	(2)	—	—	—	—
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	—	(144)	—	(49)	(193)
Stock-based compensation	—	584	—	—	584
Balance as of March 30, 2018	624	4,691	4	328	5,023
Cumulative effect from adoption of accounting standards	—	—	—	939	939
Net income	—	—	—	31	31
Other comprehensive loss	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	24	19	—	—	19
Shares withheld for taxes related to vesting of restricted stock units	(8)	(173)	—	—	(173)
Repurchases of common stock	(10)	(84)	—	(168)	(252)
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	—	—	—	(197)	(197)
Stock-based compensation	—	359	—	—	359
Balance as of March 29, 2019	630	4,812	(7)	933	5,738
Net income	—	—	—	3,887	3,887
Other comprehensive loss	—	—	(9)	—	(9)
Common stock issued under employee stock incentive plans	32	123	—	—	123
Shares withheld for taxes related to vesting of restricted stock units	(4)	(86)	—	—	(86)
Repurchases of common stock	(69)	(902)	—	(661)	(1,563)
Cash dividends declared ($12.40 per share of common stock) and dividend equivalents accrued	—	(76)	—	(7,489)	(7,565)
Stock-based compensation	—	338	—	—	338
Short-swing profit disgorgement	—	9	—	—	9
Exchange and extinguishment of convertible debt	—	(862)	—	—	(862)
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
OPERATING ACTIVITIES:
Net income	$3,887	$31	$1,138
Adjustments:
Amortization and depreciation	361	615	640
Impairments of long-lived assets	74	10	81
Stock-based compensation expense	312	352	610
Loss from equity interest	31	101	26
Deferred income taxes	16	(70)	(1,848)
Gain on divestitures	(5,684)	—	(653)
Gain on sale of equity method investment	(379)	—	—
Non-cash operating lease expense	40	—	—
Other	(4)	(14)	45
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	583	113	(170)
Accounts payable	(61)	6	(4)
Accrued compensation and benefits	(117)	2	(33)
Contract liabilities	(121)	196	491
Income taxes payable	383	67	880
Other assets	(81)	(26)	(167)
Other liabilities	(101)	112	(86)
Net cash provided by (used in) operating activities	(861)	1,495	950
INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(207)	(142)
Payments for acquisitions, net of cash acquired	—	(180)	(401)
Proceeds from divestitures, net of cash contributed and transaction costs	10,918	—	933
Purchases of short-term investments	—	—	(436)
Proceeds from maturities and sales of short-term investments	167	139	49
Proceeds from sale of property	—	26	—
Proceeds from sale of equity method investment	380	—	—
Other	3	(19)	(24)
Net cash provided by (used in) investing activities	11,379	(241)	(21)
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(868)	(600)	(3,210)
Proceeds from issuance of debt, net of issuance costs	300	—	—
Net proceeds from sales of common stock under employee stock incentive plans	123	19	121
Tax payments related to restricted stock units	(78)	(173)	(107)
Dividends and dividend equivalents paid	(7,481)	(217)	(211)
Repurchases of common stock	(1,581)	(234)	—
Cash consideration paid in the exchange of convertible debt	(546)	—	—
Short-swing profit disgorgement	9	—	—
Other	(1)	(4)	(68)
Net cash used in financing activities	(10,123)	(1,209)	(3,475)
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(28)	73
Change in cash and cash equivalents	386	17	(2,473)
Beginning cash and cash equivalents	1,791	1,774	4,247
Ending cash and cash equivalents	$2,177	$1,791	$1,774
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
Notes to the Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Business
We are a leading provider of Cyber Safety solutions for consumers. During fiscal year 2020, we completed the sale of our Enterprise Security Assets to Broadcom Inc. (Broadcom) and the sale of our ID Analytics business to LexisNexis® Risk Solutions, part of RELX Inc. With the sale of our enterprise assets, we have transformed ourselves into a pure consumer company and changed our name from Symantec Corporation to NortonLifeLock Inc. Our NortonLifeLock branded solutions help customers protect their devices, online privacy, identity and home networks.
Recent Corporate Name Change
In connection with the sale of certain assets of our Enterprise Security business as disclosed in Discontinued operations below, effective November 4, 2019, we changed our corporate name from Symantec Corporation to NortonLifeLock Inc.
Discontinued operations
On August 8, 2019, we entered into a definitive agreement with Broadcom under which Broadcom agreed to purchase certain of our Enterprise Security assets and assume certain liabilities for a purchase price of $10.7 billion (the Broadcom sale). On November 4, 2019, we completed the transaction. The divestiture of our Enterprise Security business allowed us to shift our operational focus to our consumer business and represents a strategic shift in our operations. As a result, the majority of results of our Enterprise Security business were classified as discontinued operations in our Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. We have operated in one reportable segment since the second quarter of fiscal 2020. The Enterprise Security business was part of our Enterprise Security segment. Results of discontinued operations include all revenues and expenses directly derived from the Enterprise Security business, with the exception of revenues and associated costs of our ID Analytics solutions, which were formerly included in the Enterprise Security segment, and general corporate overhead which were previously allocated to the Enterprise Security segment but are not allocated to discontinued operations. These revenues and expenses are now included in continuing operations. The assets acquired by and liabilities sold to Broadcom, as specified in the August 8, 2019 definitive agreement, are classified as discontinued operations in our Consolidated Balance Sheets, subject to changes set forth in the agreement. See Note 3 for additional information about the divestiture of our Enterprise Security business.
Principles of consolidation
The accompanying Consolidated Financial Statements of NortonLifeLock and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal year 2020 consisted of 53 weeks whereas fiscal years 2019 and 2018 were each 52-week years.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances, and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Significant items subject to such estimates and assumptions include valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities and results of operations of our discontinued operations. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic.
Significant Accounting Policies
Revenue recognition
On March 31, 2018, the first day of our fiscal 2019, we adopted the new revenue standard, Revenue Recognition - Contracts with Customers, on a modified retrospective basis, applying the practical expedient to all uncompleted contracts as of March 31, 2018. Accordingly, results of our fiscal 2020 and 2019 are presented under the new revenue recognition guidance, while prior period amounts are not adjusted and continue to be reported under the prior revenue recognition guidance. The adoption of the new revenue standard did not have a significant impact on our net revenues.
We sell products and services directly to end-users and packaged software products through a multi-tiered distribution channel. We recognize revenue when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for such products or services. Performance periods are generally one year or less, and payments are generally collected up front. Revenue is recognized net of allowances for partner incentives and rebates, and any taxes collected from customers and subsequently remitted to governmental authorities.

We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. Reserves for rebates, recorded in Other current liabilities, were $10 million and $17 million as of April 3, 2020 and March 29, 2019, respectively. For products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
Performance obligations
At contract inception, we assess the products and services promised in the contract to identify each performance obligation and evaluate whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Our software solutions typically consist of a term-based subscription as well as when-and-if available software updates and upgrades. We have determined that our promises to transfer the software license subscription and the related support and maintenance are not separately identifiable because:

•	the licensed software and the software updates and upgrades are highly interdependent and highly interrelated, working together to deliver continuously updated protection to customers;

•	by identifying and addressing new threats, the software updates and upgrades significantly modify the licensed software and are integral to maintaining its utility; and

•	given the rapid pace with which new threats are identified, the value of the licensed software diminishes rapidly without the software updates and upgrades.
We therefore consider the software license and related support obligations represent a single, combined performance obligation with revenue recognized over time as our solutions are delivered.
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
Short-term investments. Short-term investments consist primarily of corporate bonds. They are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs, which are quoted using market prices, independent pricing vendors, or other sources, to determine the fair value. Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive loss (AOCI). We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Derivatives. We have entered into foreign exchange forward contracts with up to 12 months in duration to mitigate our foreign currency risk. The forward contracts designated as net investment hedges are used to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. Gain or loss on these forward contracts are recognized in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness and recognize these changes in Other income (expense), net in our Consolidated Statements of Operations.

The foreign exchange forward contracts not designated as hedges are used to hedge foreign currency balance sheet exposure. These forward contracts are recognized at fair value using Level 2 inputs to determine the fair value.
Non-marketable investments
Our non-marketable investments consist of equity investments in privately-held companies without a readily determinable fair value. We measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Gains and losses on these investments, whether realized or unrealized, are recognized in Other income (expense), net in our Consolidated Statements of Operations. Prior to fiscal 2019, these investments were accounted for using the cost method of accounting, measured at cost less other-than-temporary impairment.
We accounted for the investment in common stock of DigiCert Parent Inc. (DigiCert) that we received as a portion of the net consideration in the sale of our website security (WSS) and public key infrastructure (PKI) solutions under the equity method. We recorded our interest in the net earnings (loss) of DigiCert based on the most recently available financial statements of DigiCert, which were provided to us on a three-month lag, along with adjustments for amortization of basis differences, in Other income (expense), net in our Consolidated Statements of Operations. This investment was sold in October 2019.
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
Assets Held for Sale
Long-lived assets held for sale are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets and external data available.
Property and equipment
Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives. Estimated useful lives for financial reporting purposes are as follows: buildings, 20 to 30 years; building improvements, 7 to 20 years; leasehold improvements, the lesser of the life of the improvement or the initial lease term, and computer hardware and software, and office furniture and equipment, 3 to 5 years.
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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 to 10 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of April 3, 2020 and March 29, 2019, capitalized costs, net of amortization, were $24 million and $43 million, respectively.
Leases
Beginning March 30, 2019, operating lease assets and liabilities are included in our Consolidated Balance Sheets. We determine if an arrangement is a lease at inception. We have elected to not recognize a lease liability or right-of-use (ROU) asset for short-term leases (leases with a term of twelve months or less that do not include an option to purchase the underlying asset). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate we use to determine the present value of future payments is our incremental borrowing rate because the rate implicit in our leases is not readily determinable. Our incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. Our operating lease assets also include adjustments for prepaid lease payments, lease incentives and initial direct costs.

Certain lease contracts include obligations to pay for other services, such as operations and maintenance. We elected the practical expedient whereby we record all lease components and the related minimum non-lease components as a single lease component. Cash payments made for variable lease costs are not included in the measurement of our operating lease assets and liabilities. Many of our lease terms include one or more options to renew. We do not assume renewals in our determination of the lease term unless it is reasonably certain that we will exercise that option. Lease costs for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Our lease agreements do not contain any residual value guarantees.
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
In fiscal 2020, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment, and further quantitative testing was not required.
Long-lived assets
In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, finite-lived trade names, patents, and indefinite-lived trade names. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from 1 to 7 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and certain trade names is recognized in operating expenses. Indefinite-lived intangible assets are not subject to amortization but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Long-lived assets, including finite-lived intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. During the year ended April 3, 2020, we recognized an impairment loss of $74 million associated with our property and equipment as a result of our restructuring activities. There was no impairment associated with our intangible assets.
Contract liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Certain arrangements include terms that allow the customer to terminate the contract and receive a pro-rata refund for a period of time. In these arrangements, we have concluded there are no enforceable rights and obligations during the period in which the option to cancel is exercisable by the customer, and therefore the consideration received or due from the customer is recorded as a customer deposit liability.
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
Restructuring
Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and assets write-offs. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable, and the amounts are estimable. Contract termination costs reflect costs that will continue to be incurred under a contract for its remaining term without future economic benefit. These charges are reflected in the period when a contract is terminated. Asset impairments, including those related to ROU lease assets, are recognized in the period that an asset is decommissioned or a facility ceases to be used.
Income taxes
We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards in each jurisdiction in which we operate. We measure deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
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
The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights. We use the Black-Scholes model to determine the fair value of stock options and the fair value of rights to acquire shares of common stock under our ESPP. The Black-Scholes valuation model incorporates a number of variables, including our expected stock price volatility over the expected life of the awards, actual and projected employee exercise and forfeiture behaviors, risk-free interest rates, and expected dividends.
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
Concentrations of risk
A significant portion of our revenue is derived from international sales. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, or piracy could adversely affect our operating results.
Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. A majority of our trade receivables are derived from sales to distributors and retailers. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. Customers which are distributors that accounted for over 10% of our net accounts receivable, are as follows:

	April 3, 2020	March 29, 2019
Customer A	N/A	16%
Customer B	N/A	15%
Customer C	39%	N/A

Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in sales and marketing expenses. These costs totaled $343 million, $279 million, and $319 million for fiscal 2020, 2019, and 2018, respectively.
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
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Leases. In February 2016, the FASB issued new guidance on lease accounting which requires lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and also requires disclosures designed to give users of financial statements information on the amount, timing, and uncertainty of cash flows arising from leases. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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
Recently issued authoritative guidance not yet adopted
Credit Losses. In June 2016, the FASB issued new authoritative guidance on credit losses which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, we will be required to use a new forward-looking “expected loss” model. Additionally, for available-for-sale debt securities with unrealized losses, we will measure credit losses in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard will be effective for us in our first quarter of fiscal 2021. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements or disclosures.
Internal-Use Software. In August 2018, the FASB issued new guidance that clarifies the accounting for implementation costs in a cloud computing arrangement. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for us in our first quarter of fiscal 2021. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements.
Income taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions in the current guidance. It also simplifies accounting in areas related to franchise taxes that are partially based on income, transactions that result in a step-up in tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The standard will be effective for us in our first quarter of fiscal 2023, with early adoption permitted. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Consolidated Financial Statements or disclosures.
Note 3. Divestitures and Discontinued Operations
Divestitures
Enterprise Security assets
On November 4, 2019, we sold certain of our Enterprise Security assets and certain liabilities to Broadcom for a purchase price of $10.7 billion. The following table presents the gain before income taxes associated with the sale, presented in the results of our discontinued operations below.

(In millions)
Cash proceeds	$10,582
Income taxes withheld by Broadcom	109
Net assets sold	(5,211)
Transaction costs	(39)
Foreign exchange impact	(7)
Total gain on sale	$5,434
The carrying value of the net assets sold was as follows:

(In millions)
Current assets	$158
Intangible assets, net	934
Goodwill	5,773
Other long-term assets	256
Current contract liabilities	(1,210)
Other current liabilities	(28)
Long-term contract liabilities	(634)
Other long-term liabilities	(38)
Total net assets sold	$5,211

In connection with the Broadcom sale, we entered into a transition services agreement under which we will provide assistance to Broadcom including, but not limited to, business support services and information technology services for a period of up to six months. Dedicated direct cost, net of charges to Broadcom, for these transition services was $19 million in fiscal 2020 and was recorded as part of Other income (expense), net in our Consolidated Statements of Operations.
ID Analytics solutions
On January 31, 2020, we completed the sale of our ID Analytics solutions for $375 million in net cash proceeds. We recognized a gain on sale of $250 million, which was included in Other income (expense), net in our Consolidated Statements of Operations. Total net assets sold was $125 million, consisting of goodwill and net intangible assets of $114 million and net assets, net of other liabilities, of $11 million. We incurred tax expense of $86 million related to the gain.
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
The carrying value of the net assets sold was as follows:

(In millions)
Cash and cash equivalents	$2
Goodwill and intangible assets, net	670
Liabilities, net of other assets	(222)
Net assets sold	$450

As of the transaction close date, we also had $8 million in cumulative currency translation losses related to subsidiaries that were sold, which was reclassified from AOCI to Other income (expense), net. In addition, we incurred direct costs of $8 million, which was recorded as part of Other income (expense), net, and tax expense of $123 million.
The following table presents the gain before income taxes associated with the divestiture, presented as part of Other income (expense), net:

(In millions)
Gain on sale of short-term investment	$7
Gain on sale of other assets and liabilities	646
Total gain on divestiture	$653

The gain on sale of short-term investment represents the gain on the sale of a short-term investment that was included in the transaction and resulted in the reclassification on the transaction close date of $7 million of unrealized gains from AOCI to Other income (expense), net.
Income before income taxes for our WSS and PKI solutions in fiscal 2018 was $66 million, which is included in income from continuing operations.
Discontinued Operations
The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Net revenues	$1,368	$2,288	$2,329
Gross profit	$1,035	$1,693	$1,737
Operating income	$4	$234	$214
Gain on sale	$5,434	$—	$—
Income before income taxes	$5,431	$228	$203
Income tax expense	$2,122	$87	$29
Income from discontinued operations	$3,309	$141	$174

Our discontinued operations consist of our divested Enterprise Security assets and results of our previously divested Veritas information management business (Veritas). There was no income from Veritas during fiscal 2020. Revenue from Veritas was $13 million and $54 million during fiscal 2019 and 2018, respectively. Income from Veritas, net of taxes was $15 million and $11 million during fiscal 2019 and 2018, respectively.
We recorded income tax expense from discontinued operations of $2,122 million in fiscal 2020, primarily related to the gain on the Broadcom sale.
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations as of March 29, 2019:

(In millions)
Assets:
Current assets	$149
Intangible assets, net	1,048
Goodwill	5,773
Other long-term assets	229
Total assets of discontinued operations	$7,199
Liabilities:
Current contract liabilities	$1,288
Other current liabilities	16
Long-term contract liabilities	709
Other long-term liabilities	6
Total liabilities of discontinued operations	$2,019

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Amortization and depreciation	$130	$368	$370
Stock-based compensation expense	$172	$193	$309
Purchases of property and equipment	$43	$65	$58

Note 4. Acquisitions
Fiscal 2019 acquisitions
In February 2019, we completed our acquisition of Israel-based Luminate Security (Luminate). The total aggregate consideration for the acquisition, primarily consisting of cash, was $139 million, net of $5 million cash acquired. The net purchase price was allocated to $112 million of goodwill, $33 million of intangible assets, and $6 million of liabilities assumed.
In addition, we completed acquisitions of other companies for an aggregate purchase price of $42 million, net of $3 million cash acquired. The purchase prices were primarily allocated to goodwill and intangible assets.
Fiscal 2018 acquisitions
In July 2017, we completed our acquisitions of Israel-based Fireglass Ltd. (Fireglass) and Skycure Ltd. (Skycure). The total aggregate consideration for these acquisitions, primarily consisting of cash, was $345 million, net of $15 million cash acquired. The net purchase price was allocated to $247 million of goodwill, $134 million of intangible assets, and $36 million of liabilities assumed, primarily consisting of deferred income tax liabilities.
In addition, we completed acquisitions of other companies for an aggregate purchase price of $66 million, net of $1 million cash acquired. Of the aggregate purchase price, $48 million was recorded to goodwill.
Pro forma results of operations for our fiscal 2019 and 2018 acquisitions have not been presented because they were not material to our consolidated results of operations, either individually or in the aggregate.
Note 5. Revenues
Contract liabilities
During fiscal 2020 and 2019, we recognized $1,017 million and $1,051 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of April 3, 2020, we had $736 million of remaining performance obligations, which does not include customer deposit liabilities of $340 million, of which we expect to recognize approximately 96% as revenue over the next 12 months.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of March 30, 2018	$2,673
Acquisitions	6
Other adjustments	(2)
Balance as of March 29, 2019	2,677
Divestitures	(88)
Other adjustments	(4)
Balance as of April 3, 2020	$2,585

Intangible assets, net

	April 3, 2020			March 29, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$505	$(230)	$275	$541	$(168)	$373
Developed technology	133	(85)	48	143	(61)	82
Other	—	—	—	6	(3)	3
Total finite-lived intangible assets	638	(315)	323	690	(232)	458
Indefinite-lived trade names	744	—	744	744	—	744
Total intangible assets	$1,382	$(315)	$1,067	$1,434	$(232)	$1,202

Goodwill and intangible assets disposed of as a result of the Broadcom sale were included in assets of discontinued operations in our Consolidated Balance Sheets as of March 29, 2019, and were derecognized on November 4, 2019 upon the close of the sale, and accordingly, are excluded from the tables above.
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Statements of Operations Classification
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Customer relationships and other	$79	$80	$87	Operating expenses
Developed technology	30	30	31	Cost of revenues
Total	$109	$110	$118

As of April 3, 2020, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	April 3, 2020
2021	$98
2022	92
2023	72
2024	60
2025	1
Thereafter	—
Total	$323

Note 7. Supplementary Information (in millions)
Cash and cash equivalents:

	April 3, 2020	March 29, 2019
Cash	$483	$376
Cash equivalents	1,694	1,415
Total cash and cash equivalents	$2,177	$1,791

Accounts receivable, net:

	April 3, 2020	March 29, 2019
Accounts receivable	$123	$713
Allowance for doubtful accounts	(12)	(5)
Accounts receivable, net	$111	$708

Other current assets:

	April 3, 2020	March 29, 2019
Prepaid expenses	$110	$136
Income tax receivable and prepaid income taxes	150	61
Other tax receivable	88	69
Other	87	20
Total other current assets	$435	$286

Property and equipment, net:

	April 3, 2020	March 29, 2019
Land	$7	$65
Computer hardware and software	746	814
Office furniture and equipment	88	105
Buildings	108	364
Leasehold improvements	128	327
Construction in progress	1	9
Total property and equipment, gross	1,078	1,684
Accumulated depreciation and amortization	(840)	(1,021)
Total property and equipment, net	$238	$663

During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to Assets held for sale in our Consolidated Balance Sheets. The properties have been approved for immediate sale in their present condition and are being actively marketed. We expect to sell the properties within the next twelve months and it is unlikely that significant changes to the plan will be made. As a result, we recognized an impairment of $24 million in fiscal 2020, which was included in restructuring costs, representing the difference between the estimated net sales price and the carrying value of one of our properties. The fair value of the other properties held for sale, net of costs to sell, exceeded their carrying value as of April 3, 2020.
Depreciation and amortization expense of property and equipment was $122 million, $139 million, and $151 million in fiscal 2020, 2019, and 2018, respectively.
Other long-term assets:

	April 3, 2020	March 29, 2019
Non-marketable equity investments	$187	$184
Equity method investment	—	32
Long-term income tax receivable and prepaid income taxes	38	34
Deferred income tax assets	387	830
Other	66	80
Total other long-term assets	$678	$1,160

Deferred income tax assets as of April 3, 2020 reflect a $454 million decrease as a result of the Broadcom sale.
Short-term contract liabilities:

	April 3, 2020	March 29, 2019
Deferred revenue	$709	$527
Customer deposit liabilities	340	505
Total short-term contract liabilities	$1,049	$1,032

Other current liabilities:

	April 3, 2020	March 29, 2019
Income taxes payable	$195	$103
Other taxes payable	141	143
Other accrued liabilities	251	278
Total other current liabilities	$587	$524

Long-term income taxes payable:

	April 3, 2020	March 29, 2019
Deemed repatriation tax payable	$615	$703
Uncertain tax positions (including interest and penalties)	695	373
Total long-term income taxes payable	$1,310	$1,076

Other income (expense), net:

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
Interest income	$80	$42	$24
Loss from equity interest	(31)	(101)	(26)
Foreign exchange loss	(6)	(11)	(18)
Gain on divestitures	250	—	653
Gain on sale of equity method investment	379	—	—
Transition service expense, net	(19)	—	—
Other	7	13	21
Total other income (expense), net	$660	$(57)	$654

Supplemental cash flow information:

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
Income taxes paid, net of refunds	$1,985	$112	$354
Interest expense paid	$179	$183	$199
Cash paid for amounts included in the measurement of operating lease liabilities	$51	$—	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$15	$—	$—
Reduction of operating lease assets as a result of lease terminations and modifications	$34	$—	$—
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$23	$26
Equity investment received as consideration in divestitures	$—	$—	$160
Extinguishment and exchange of debt with borrowings from same creditors	$1,073	$—	$—

Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	April 3, 2020			March 29, 2019
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$1,346	$1,346	$—	$1,415	$1,415	$—
Certificates of deposit	348	—	348	1	—	1
Corporate bonds	86	—	86	251	—	251
Total	$1,780	$1,346	$434	$1,667	$1,415	$252

The following table presents the contractual maturities of our investments in debt securities as of April 3, 2020:

(In millions)	Fair Value
Due in one year or less	$407
Due after one year through five years	27
Total	$434

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment, and our long-term debt.
Non-marketable equity investments
As of April 3, 2020 and March 29, 2019, the carrying value of our non-marketable equity investments was $187 million and $184 million, respectively.
Equity method investment
Our investment in equity securities that was accounted for using the equity method was included in Other long-term assets in our Consolidated Balance Sheets and consisted of our equity investment in DigiCert that had a carrying value of $32 million at March 29, 2019. On October 16, 2019, Clearlake Capital Group, L.P, a private investment firm, and TA Associates, an investor of DigiCert and private equity firm, completed a joint investment in DigiCert. As a result, we sold our equity investment in DigiCert for $380 million in cash and recognized a gain on sale of $379 million.
We recorded a loss from our equity interest of $31 million, $101 million and $26 million during fiscal 2020, 2019 and 2018, respectively, in Other income (expense), net in our Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Consolidated Balance Sheets. DigiCert’s results were reported on a three month lag prior to our divestiture of our investment.
The following table summarizes DigiCert’s results of operations through October 16, 2019, the date of our investment sale.

(In millions)	Period from January 1, 2019 to October 16, 2019 (unaudited)	Year Ended December 31, 2018
Revenue	$350	$313
Gross profit	$293	$250
Net loss	$(102)	$(342)
The following table summarizes DigiCert’s balance sheet information as of December 31, 2018, its last fiscal year end prior to the sale of our equity investment.

(In millions)
Current assets	$168
Long-term assets	$1,641
Current liabilities	$331
Long-term liabilities	$1,862

Current and long-term debt
As of April 3, 2020 and March 29, 2019, the total fair value of our current and long-term fixed rate debt was $3,634 million and $3,964 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.

Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2029. Our leases generally have terms that range from 1 year to 15 years for our facilities, 1 year to 6 years for equipment, and 1 year to 6 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.
The following summarizes our lease costs for fiscal 2020:

(In millions)
Operating lease costs	$34
Short-term lease costs	8
Variable lease costs	21
Total lease costs	$63

Rent expense under operating leases was $58 million and $62 million for fiscal 2019 and 2018, respectively.
Other information related to our operating leases as of April 3, 2020 as follows:

Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	4.05%

See Note 7 for additional cash flow information related to our operating leases.
As of April 3, 2020, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2021	$32
2022	25
2023	18
2024	17
2025	10
Thereafter	9
Total lease payments	111
Less: Imputed interest	10
Present value of lease liabilities	$101

As of March 29, 2019, the minimum future rentals on non-cancelable operating leases, which includes leases associated with our discontinued operations and is based on the previous lease accounting standard, by fiscal year were as follows:

(In millions)
2020	$55
2021	49
2022	40
2023	32
2024	26
Thereafter	42
Total minimum future lease payments	$244

Note 10. Debt
The following table summarizes components of our debt:

	April 3, 2020		March 29, 2019
(In millions, except percentages)	Amount	Effective Interest Rate	Amount	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	750	4.25%	750	4.25%
Senior Term Loan A-5 due August 1, 2021	—	N/A	500	LIBOR plus (1)
2.5% Convertible Senior Notes due April 1, 2022	—	N/A	500	3.76%
New 2.5% Convertible Senior Notes due April 1, 2022	250	2.63%	—	N/A
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
2.0% Convertible Senior Notes due August 15, 2022	625	2.66%	1,250	2.66%
New 2.0% Convertible Senior Notes due August 15, 2022	625	2.62%	—	N/A
Term Loan due November 4, 2024	500	LIBOR plus (1)	—	N/A
5.0% Senior Notes due April 15, 2025	1,100	5.23%	1,100	5.23%
Total principal amount	4,250		4,500
Less: unamortized discount and issuance costs	(29)		(48)
Total debt	4,221		4,452
Less: current portion	(756)		(491)
Total long-term portion	$3,465		$3,961

(1)
The term loans bear interest at a rate equal to the LIBOR plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt, and our underlying loan agreements. The interest rates for the outstanding term loans are as follows:

	April 3, 2020	March 29, 2019
Senior Term Loan A-5 due August 1, 2021	N/A	4.24%
Term Loan due November 4, 2024	2.88%	N/A

As of April 3, 2020, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2021	$756
2022	275
2023	1,675
2024	25
2025	419
Thereafter	1,100
Total future maturities of debt	$4,250

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
In connection with the credit agreement entered on November 4, 2019 as described below, we fully prepaid the principal amount of $500 million of our Senior Term Loan A-5. This transaction was accounted for as an extinguishment of debt and resulted in accelerated recognition of interest expense for unamortized debt issuance costs, which was not significant. Out of the repayments, $198 million was replaced by borrowings under the term loan of $500 million issued on November 4, 2019 to the same creditors.
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
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of April 3, 2020, we were in compliance with all debt covenants.
Concurrently with this credit agreement, we terminated our existing revolving line of credit. As of April 3, 2020 and March 29, 2019, there were no borrowings outstanding under our revolving credit facilities.
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
In addition, we have two series of senior notes, the 4.2% Senior Notes and 3.95% Senior Notes that are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on each series of these notes is payable semi-annually in arrears, on September 15 and March 15 for the 4.2% Senior Notes, and June 15 and December 15 for the 3.95% Senior Notes.
Convertible Senior Notes
On March 4, 2016, we issued $500 million of convertible notes which would mature on April 1, 2021 and bear interest at an annual rate of 2.5% (2.5% Convertible Notes). On August 1, 2016, we issued an additional $1.25 billion of convertible notes which would mature on August 15, 2021 and bear interest at an annual rate of 2.0% (2.0% Convertible Notes). Both the 2.5% Convertible Notes and the 2.0% Convertible Notes (collectively, Convertible Senior Notes) provided for coupon interest payable semiannually in arrears in cash due on October 1 and April 1 of each year in the case of the 2.5% Convertible Notes, and February 15 and August 15 in the case of the 2.0% Convertible Notes. As of March 29, 2019, the principal amount and associated unamortized discount and issuance costs of the 2.5% Convertible Notes were classified as current because upon the 4-year anniversary of the issuance of the notes, holders of thereof had the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Notes (the Repurchase Right).
Holders of the Convertible Senior Notes could convert the notes into our common stock at any time up to the maturity date of each note. The conversion rate for the 2.0% Convertible Notes was 48.9860 shares of common stock per $1,000 principal amount of the notes, which represented an initial conversion price of approximately $20.41 per share. The conversion rate for the 2.5% Convertible Notes was 59.6341 shares of common stock per $1,000 principal amount of the notes, which represented an initial conversion price of approximately $16.77 per share. If holders of the Convertible Senior Notes converted them in connection with a fundamental change, such as a sale of substantially all our assets, a change of the control of NortonLifeLock, or a plan for our liquidation or dissolution, we would be required to provide a make-whole premium in the form of an increased conversion rate, subject to a maximum amount, based on the effective date of the fundamental change as set forth in a table contained in the indenture governing each of the Convertible Senior Notes. The conversion rates under the Convertible Senior Notes also included customary anti-dilution adjustments. If the holders requested a conversion, we retained the option to settle the par amount of the Convertible Senior Notes using cash, shares of our common stock, or a combination of cash and shares with the cash settlement not exceeding the principal amount and accrued and unpaid interest of the Convertible Senior Notes.
Additionally, we could redeem all or part of the principal of the 2.5% Convertible Notes, at our option, at a purchase price equal to the principal amount plus accrued interest on or after the 4-year anniversary of the issuance date of the 2.5% Convertible Notes (the Redemption Right), if the closing trading price of our common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading-day period preceding our exercise of the redemption right (including the last three such trading days) and provided that we have satisfied all regulatory common stock registration requirements. The 2.0% Convertible Notes are not redeemable at our option.
On November 11, 2019, we amended the Convertible Senior Notes agreements to provide that, if and when we pay a special dividend of $12 to our stockholders, we would exchange $250 million of the principal amount underlying the 2.5% Convertible

Notes for new notes to be issued pursuant to a new indenture (the New 2.5% Convertible Notes) and would also pay cash consideration of $12 for each share underlying the New 2.5% Convertible Notes, and exchange $625 million of the principal amount underlying the 2.0% Convertible Notes for new notes to be issued pursuant to a new indenture (the New 2.0% Convertible Notes) and would also pay cash consideration of $12 for each share underlying the New 2.0% Convertible Notes, in each case in lieu of conversion price adjustments (the Cash Note Payments). The remaining principal of the Convertible Senior Notes would receive a conversion price adjustment with respect to such special dividend.
The special dividend was payable to stockholders on January 31, 2020. On February 4, 2020, we issued the New 2.5% Convertible Notes, which mature on April 1, 2022, and the New 2.0% Convertible Notes, which mature on August 15, 2022, pursuant to two new indentures, and made the Cash Note Payments. The Cash Note Payments consisted of $179 million with respect to holders of the New 2.5% Convertible Notes and $367 million with respect to holders of the New 2.0% Convertible Notes. The exchange of the convertible notes was accounted for as extinguishment of debt and the consideration comprising the Cash Note Payments were recorded as charges to paid in capital. We recognized a gain of $2 million related to the exchange.
After giving effect to the conversion rate adjustment that was made in connection with the payment of the special dividend on January 31, 2020, the conversion rate for the remaining $250 million of the 2.5% Convertible Notes was 118.9814 shares of common stock per $1,000 principal amount of the notes, which represents an adjusted conversion price of approximately $8.40 per share and the conversion rate for the remaining $625 million of the 2.0% Convertible Notes was 97.7364 shares of common stock per $1,000 principal amount of the notes, which represented an adjusted conversion price of approximately $10.23 per share.
In addition, in connection with the amendments, the maturity dates of the 2.5% Convertible Notes and the 2.0% Convertible Notes were extended to April 1, 2022 and August 15, 2022, respectively. Holders of the Convertible Senior Notes would only be able to convert the notes in a period of six months prior to the extended maturity dates; and the Redemption Right and Repurchase Right were removed.
On March 5, 2020, we entered into an agreement to repay the full $250 million of principal and conversion rights of the 2.5% Convertible Notes for an aggregate amount of $566 million in cash. The payment was based on $19 per underlying share into which the 2.5% Convertible Notes were convertible. In addition, we paid $2 million of accrued and unpaid interest through the date of settlement, and $1 million in lieu of a proration of the cash dividend declared on February 6, 2020. The extinguishment was settled on March 10, 2020 and resulted in an adjustment to stockholders’ equity of $316 million and a loss on extinguishment of $1 million.
As of April 3, 2020 and March 29, 2019, the Convertible Senior Notes consisted of the following:

	April 3, 2020			March 29, 2019
(In millions)	New 2.5% Convertible Notes	2.0% Convertible Notes (1)	New 2.0% Convertible Notes	2.5% Convertible Notes	2.0% Convertible Notes
Liability component:
Principal	$250	$625	$625	$500	$1,250
Unamortized discount and issuance costs	(1)	(6)	(9)	(25)	(59)
Net carrying amount	$249	$619	$616	$475	$1,191

Equity component, net of tax	$43	$12	$56	$17	$24

(1) In May 2020, we settled $625 million of our 2.0% Convertible Notes for $1.18 billion, which included a cash settlement of the equity conversion feature and payments for accrued and unpaid interests and dividend. See Note 19 for more information on the settlement.
Based on the closing price of our common stock of $18.29 on April 3, 2020, the if-converted values of the New 2.5% Convertible Notes and the 2.0% Convertible Notes exceeded the principal amount by approximately $23 million and $492 million, respectively. The if-converted value of the New 2.0% Convertible Notes is less than the principal amount.
In addition to the Cash Note Payments discussed above, during fiscal 2020, we made payments totaling $10 million to holders of the Convertible Notes in lieu of conversion price adjustments because our dividend of $0.125 per share to our common stockholders that was paid in December 2019 and March 2020 exceeded the amounts defined in the Convertible Senior Notes agreements.

The following table sets forth total interest expense recognized related to our convertible notes:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Contractual interest expense	$37	$38	$38
Amortization of debt discount and issuance costs	$13	$16	$16
Payments in lieu of conversion price adjustments	$11	$—	$—

Note 11. Derivatives
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
To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, we conduct a program under which we may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. We exclude changes in forward points for the forward contracts from the assessment of hedge effectiveness. We recognize changes in the excluded component in Other income (expense), net. As of April 3, 2020, there were no outstanding notional amounts related to our net investment hedges. As of March 29, 2019, the fair value of these contracts was insignificant. The net gain recognized in Accumulated other comprehensive income was insignificant for all periods presented.
We also enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of April 3, 2020 and March 29, 2019, the fair value of these contracts was insignificant. The related gain (loss) recognized in Other income (expense), net in our Consolidated Statements of Operations was as follows:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Foreign exchange forward contracts gain (loss)	$(22)	$(37)	$25

The fair value of our foreign exchange forward contracts is presented on a gross basis in our Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of April 3, 2020 and March 29, 2019.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	April 3, 2020	March 29, 2019
Net investment hedges
Foreign exchange forward contracts sold	$—	$116
Balance sheet contracts
Foreign exchange forward contracts purchased	$362	$963
Foreign exchange forward contracts sold	$57	$122

Note 12. Restructuring, Transition and Other Costs
Our restructuring, transition and other costs consist primarily of severance, contract cancellations, separation, transition, and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events. Separation costs primarily consist of consulting costs incurred in connection with our divestitures. Transition costs are incurred in connection with Board of Directors approved discrete strategic information technology transformation initiatives and primarily consist of consulting charges associated with our enterprise resource planning and supporting systems and costs to automate business processes. Such transition projects were completed by the end of fiscal 2019.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan include the reduction of our workforce by approximately 3,100 employees, as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. As of April 3, 2020, we estimate that we will incur total costs of $550 million, excluding stock-based compensation expense, in connection with the November 2019 Plan, of which up to $200 million is expected to consist of cash expenditures for severance and termination benefits and $110 million of cash expenditures for contract terminations. Non-cash costs are estimated to be up to $240 million related to asset write-offs and other restructuring costs. These actions are expected to be completed by September 2020. As of April 3, 2020, we have incurred costs of $423 million related to our November 2019 Plan, including $117 million of stock-based compensation.
In addition, in connection with the Broadcom sale, our Board of Directors approved an equity-based severance program under which certain equity awards to certain terminated employees were accelerated. See Note 15 for more information on the impact of this program.
August 2019 Plan
On August 6, 2019, our Board of Directors approved a restructuring plan (the August 2019 Plan) to improve productivity and reduce complexity in the way we manage the business. Under the August 2019 Plan, we reduced our global headcount and closed certain facilities. These actions were completed in fiscal 2020. As of April 3, 2020, we have incurred costs of $53 million related to our August 2019 Plan, primarily consisting of severance and termination benefits.
August 2018 Plan
In August 2018, we announced a restructuring plan (the August 2018 Plan) under which we incurred costs of $48 million as of April 3, 2020. These actions were completed in fiscal 2020.
Restructuring, transition and other costs summary
Our restructuring, transition and other costs attributable to continuing operations are presented in the table below:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Severance and termination benefit costs	$90	$19	$33
Contract cancellation charges	101	—	—
Stock-based compensation charges	20	—	—
Asset write-offs and impairments	47	2	25
Other exit and disposal costs	7	12	50
Separation costs	1	3	88
Transition costs	—	185	184
Total restructuring, transition and other	$266	$221	$380

In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring, transition and other costs were classified to discontinued operations for all periods presented. Our restructuring, transition and other costs attributable to discontinued operations are presented in the table below:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Severance and termination benefit costs	$121	$9	$28
Contract cancellation charges	5	—	—
Stock-based compensation charges	97	—	—
Asset write-offs	13	—	—
Other exit and disposal costs	—	3	2
Separation costs	25	—	—
Transition costs	—	8	—
Total restructuring, transition and other	$261	$20	$30

Restructuring summary
Our activities related to our restructuring plans are presented in the tables below:
November 2019 Plan

(In millions)	Liability Balance as of March 29, 2019	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 3, 2020
Severance and termination benefit costs	$—	$138	$(103)	$—	$35
Contract cancellation charges	—	106	(88)	(11)	7
Stock-based compensation charges	—	117	—	(117)	—
Asset write-offs and impairments	—	57	—	(57)	—
Other exit and disposal costs	—	5	(5)	—	—
Total	$—	$423	$(196)	$(185)	$42
August 2019 Plan

(In millions)	Liability Balance as of March 29, 2019	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 3, 2020
Severance and termination benefit costs	$—	$50	$(50)	$—	$—
Asset write-offs	—	3	—	(3)	—
Total	$—	$53	$(50)	$(3)	$—
August 2018 Plan

(In millions)	Liability Balance as of March 29, 2019	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 3, 2020
Severance and termination benefit costs	$11	$23	$(34)	$—	$—
Other exit and disposal costs	2	2	(4)	—	—
Total	$13	$25	$(38)	$—	$—

The restructuring liabilities are included in Accounts payable and Other current liabilities in our Consolidated Balance Sheets.
Note 13. Income Taxes
Pre-tax income from international operations was $152 million, $72 million, and $497 million for fiscal 2020, 2019, and 2018, respectively.
The components of income tax expense (benefit) recorded in continuing operations are as follows:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Current:
Federal	$208	$58	$1,102
State	33	4	14
International	3	(14)	(148)
Total	244	48	968
Deferred:
Federal	(23)	(35)	(1,551)
State	3	(3)	(136)
International	17	(7)	(1)
Total	(3)	(45)	(1,688)
Income tax expense (benefit)	$241	$3	$(720)

The U.S. federal statutory income tax rates we have applied for fiscal 2020, 2019, and 2018 are as follows:

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
U.S. federal statutory income tax rate	21.0%	21.0%	31.6%

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Federal statutory tax expense (benefit)	$172	$(23)	$77
State taxes, net of federal benefit	22	(11)	(14)
Foreign earnings taxed at other than the federal rate	4	(25)	(154)
Transition tax	—	(2)	893
Federal research and development credit	(2)	(4)	(6)
Valuation allowance increase (decrease)	(57)	26	7
Change in uncertain tax positions	60	44	(3)
Stock-based compensation	5	8	(23)
Nondeductible goodwill	18	—	59
Effect of tax rate change on deferred taxes	—	—	(131)
Re-assessment of deferred taxes on foreign earnings	—	—	(1,420)
Return to provision adjustment	2	(16)	—
Other, net	17	6	(5)
Income tax expense (benefit)	$241	$3	$(720)

The principal components of deferred tax assets and liabilities are as follows:

	As of
(In millions)	April 3, 2020	March 29, 2019
Deferred tax assets:
Tax credit carryforwards	$6	$54
Net operating loss carryforwards of acquired companies	21	51
Other accruals and reserves not currently tax deductible	46	64
Operating lease liabilities	12	—
Deferred revenue	2	54
Property and equipment	10	—
Intangible assets	117	384
Loss on investments not currently tax deductible	1	35
Stock-based compensation	21	87
Other	44	25
Gross deferred tax assets	280	754
Valuation allowance	(9)	(105)
Deferred tax assets, net of valuation allowance	$271	$649
Deferred tax liabilities:
Property and equipment	$—	$(17)
Goodwill	—	(13)
Operating lease assets	(10)	—
Unremitted earnings of foreign subsidiaries	(17)	(316)
Prepaids and deferred expenses	(2)	(43)
Discount on convertible debt	(4)	(7)
Deferred tax liabilities	(33)	(396)
Net deferred tax assets (liabilities)	$238	$253

The valuation allowance provided against our deferred tax assets as of April 3, 2020 decreased primarily due to a corresponding decrease in capital losses from equity investments and the release of valuation allowance related to certain acquired net operating loss and tax credit carryforwards. The ending valuation allowance of $9 million is provided primarily against certain foreign tax credits and unrealized capital losses that are not expected to be realized.
As of April 3, 2020, we have U.S. federal net operating losses attributable to various acquired companies of approximately $128 million, which, if not used, will expire between fiscal 2021 and 2039. $34 million of the net operating loss carryforwards are subject to limitations which currently prevent their use, and therefore these attributes are not expected to be realized. The remaining net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $23 million. If not used, our U.S. state net operating losses will expire between fiscal 2021 and 2038. In addition, we have foreign net operating loss carryforwards attributable to various foreign companies of approximately $89 million, that can be carried forward indefinitely under current applicable foreign tax law. We have $6 million of foreign tax credits which, if not used, will expire beginning in fiscal 2030.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 3, 2020 are realizable on a “more likely than not” basis.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Balance at beginning of year	$446	$378	$248
Settlements with tax authorities	(5)	(3)	(4)
Lapse of statute of limitations	(15)	(17)	(3)
Increase related to prior period tax positions	77	16	35
Decrease related to prior period tax positions	(11)	(11)	—
Increase related to current year tax positions	232	75	98
Increase due to acquisition	—	8	4
Balance at end of year	$724	$446	$378
There was a change of $278 million in gross unrecognized tax benefits during the year ended April 3, 2020 as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes.
Of the total unrecognized tax benefits at April 3, 2020, $593 million, if recognized, would favorably affect our effective tax rate.
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 3, 2020, before any tax benefits, we had $77 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $43 million for fiscal 2020. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera v. Commissioner and concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner of the Internal Revenue Service appealed the Tax Court decision to the Ninth Circuit. In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court. As a result of this decision, we recorded a cumulative income tax expense of $62 million in the first quarter of fiscal 2020. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit, but such request was denied on November 12, 2019. In February 2020, Altera requested a hearing before the Supreme Court of the United States. The final outcome of the case remains uncertain. If the Altera Ninth Circuit Opinion is reversed, we would anticipate recording an income tax benefit at that time.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Singapore. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 through 2020 remain subject to examination by the IRS for U.S. federal tax purposes. Our fiscal years prior to 2014 have been settled and closed with the IRS. Our 2016 through 2020 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes, and our 2016 through 2020 fiscal years remain subject to examination by the appropriate governmental agencies for Singapore tax purposes.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by $31 million. Depending on the nature of the settlement or expiration of statutes of limitations, we estimate $31 million could affect our income tax provision and therefore benefit the resulting effective tax rate.
In April 2020, we became aware of a new interpretation of a country specific withholding tax regulation that could be interpreted to apply to certain of our intra-group transactions. We are evaluating this new information and the effect, if any, on our tax positions. If it is determined that it does impact our previous transaction, this activity would be recorded in the financial statements in fiscal 2021. The amount of the potential impact, if any, on our Consolidated Financial Statements is not yet estimable given, in part, the level of information available at this time.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Note 14. Stockholders’ Equity
Preferred stock
Our Board of Directors has the authority to issue up to 1 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. As of April 3, 2020 and March 29, 2019, there were no shares outstanding.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase (ASR) transactions. On August 6, 2019, our Board of Directors increased the share repurchase authorization to $1,600 million. As of April 3, 2020, we have $578 million remaining under the authorization to be completed in future periods with no expiration date.
The following table summarizes activity related to our stock repurchase program.

	Year Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019
Number of shares repurchased	68	11
Average price per share	$22.97	$22.68
Aggregate purchase price	$1,562	$252

In fiscal 2019, we executed share repurchases of $18 million for 1 million shares settled in fiscal 2020.
In addition, in fiscal 2018, we received 2 million shares at an average price of $30.51 per share from the final settlement of an ASR entered into in fiscal 2017.
Accumulated other comprehensive income (loss)
Components and activities of AOCI, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Equity Method Investee	Total AOCI
Balance as of March 30, 2018	$8	$(4)	$—	$4
Other comprehensive loss before reclassifications	(13)	3	(1)	(11)
Balance as of March 29, 2019	(5)	(1)	(1)	(7)
Other comprehensive income (loss) before reclassifications	(11)	1	2	(8)
Reclassification to net income	—	—	(1)	(1)
Balance as of April 3, 2020	$(16)	$—	$—	$(16)

Note 15. Stock-Based Compensation and Other Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We have one primary stock incentive plan: the 2013 Equity Incentive Plan (the 2013 Plan), under which incentive stock options may be granted only to employees (including officers and directors who are also employees), and other awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended, our stockholders have approved and reserved 82 million shares of common stock for issuance under the 2013 Plan. As of April 3, 2020, 21 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
In connection with the acquisitions of various companies, we have assumed the equity awards granted under stock incentive plans of the acquired companies or issued equity awards in replacement thereof. No new awards will be granted under our acquired stock plans.
The following information related to our stock-based awards includes awards associated with our discontinued operations.
RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at March 29, 2019	21	$23.36
Granted	13	$19.65
Vested	(15)	$22.38
Forfeited	(12)	$21.90
Outstanding and unvested at April 3, 2020	7	$21.33

RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2020, 2019, and 2018 was $19.65, $21.77, and $30.01, respectively. The total fair value of RSUs released in fiscal 2020, 2019, and 2018 was $300 million, $214 million, and $294 million, respectively, which represents the market value of our common stock on the date the RSUs were released.
PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at March 29, 2019	2	$27.04
Granted	3	$21.69
Vested (1)	—	$28.25
Canceled	(1)	$21.46
Forfeited	(2)	$23.81
Unvested at April 3, 2020	2	$22.68
Vested and unreleased at April 3, 2020 (1)	—
Outstanding at April 3, 2020	2

(1) The number of shares is less than 1 million.
The total fair value of PRUs released in fiscal 2020, 2019, and 2018 was $39 million, $261 million, and $24 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period. PRUs granted in fiscal 2019 and 2018 contain a combination of our company’s performance and market conditions whereas our fiscal 2020 PRUs only contain market conditions. The performance conditions are based on the achievement of specified one-year non-GAAP financial metrics. The market conditions are based on the achievement of our relative total shareholder return over a two- and three-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.

Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	April 3, 2020	March 29, 2019	March 30, 2018
Expected term	1.9 years	2.7 years	2.8 years
Expected volatility	38.1%	34.2%	23.2%
Risk-free interest rate	1.7%	2.7%	1.5%
Expected dividend yield	1.1%	—%	—%
Weighted-average grant date fair value of PRUs	$21.69	$21.30	$32.78

Stock options

(In millions, except per share and year data)	Number of Shares	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 29, 2019	12	$7.83
Granted	3	$19.85
Exercised	(11)	$7.30
Canceled	(1)	$19.85
Forfeited and expired	(1)	$4.42
Outstanding at April 3, 2020	2	$6.85
Exercisable at April 3, 2020	1	$5.30	4.0	$9

(1) As a result of our special dividend of $12 per share paid in January 2020, we reduced the exercise price of 2 million options to the extent that their original exercise price equaled or exceeded $12. The weighted-average exercise prices in the table reflects the exercise price as of the date of the activity and the exercise price of outstanding and exercisable awards as of April 3, 2020 reflect the adjusted exercise prices.
The total intrinsic value of options exercised during fiscal 2020, 2019, and 2018 was $171 million, $23 million, and $131 million, respectively. The fair value of options granted in fiscal 2020 was $4.76 per share. No options were granted during fiscal 2019 and fiscal 2018.
Restricted stock
In connection with our fiscal 2018 acquisitions, we issued approximately 1 million restricted shares of our common stock for which we recognized an aggregate of $44 million of expense over the service period that ended in fiscal 2020. As of April 3, 2020, all of the restricted shares had been released.
Liability-classified awards settled in shares
In each of fiscal 2020 and 2019, we settled certain bonuses by issuing 2 million RSUs that vested shortly after the grant date. As of April 3, 2020, and March 29, 2019, the total liability associated with these liability-classified awards was $0 million and $22 million, respectively, and is presented in Accrued compensation and benefits in our Consolidated Balance Sheets.
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
In August 2018, we cancelled the issuance of common stock under our ESPP for the 6-month purchase period ended August 15, 2018, as a result of the delayed filing of our Annual Report on Form 10-K for the fiscal year ended March 30, 2018. All participant contributions were refunded. In addition, the enrollment in the purchase period beginning August 16, 2018 was cancelled. On February 16, 2019, we opened enrollment in a new offering period. As of April 3, 2020, 37 million shares have been issued under this plan, and 33 million shares remained available for future issuance.

The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Shares issued under the ESPP	2	—	3
Proceeds from issuance of shares	$39	$—	$69

The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2020, 2019 and 2018 was $5.17 per share, $6.22 per share, and $6.53 per share, respectively.
Dividend equivalent rights
Our RSUs and PRUs contain dividend equivalent rights (DER) that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of April 3, 2020 and March 29, 2019, current dividends payable related to DER was $62 million and $5 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $31 million and $3 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
In connection with the Broadcom sale, we approved severance and retention arrangements for certain executives. As a result, these executives are entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity will be earned at levels of 0% to 150%, subject to market and service conditions. In connection with restructuring activities related to the Broadcom sale, we entered into severance and retention arrangements with certain other employees. These arrangements provided for acceleration of either a portion or all of the vesting of their stock-based awards.
During fiscal 2020, we recognized $145 million of expense associated with these modifications, of which $20 million was recognized in General and administrative expense, $6 million in Sales and marketing expense, $20 million in continuing operations restructuring costs, $97 million in discontinued operations restructuring costs and $2 million in discontinued operations expense.
Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Cost of revenues	$2	$6	$14
Sales and marketing	29	42	62
Research and development	30	34	64
General and administrative	58	76	161
Restructuring, transition and other costs	20	—	—
Other income (expense), net	1	—	—
Total stock-based compensation from continuing operations	140	158	301
Discontinued operations	172	194	$309
Total stock-based compensation expense	$312	$352	$610
Income tax benefit for stock-based compensation expense	$(55)	$(73)	$(116)

As of April 3, 2020, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $97 million, which will be recognized over an estimated weighted-average amortization period of 1.4 years.

Other employee benefit plans
401(k) plan
We maintain a salary deferral 401(k) plan for all of our U.S. employees. This plan allows employees to contribute their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match the first 3.5% of a participant’s eligible compensation up to $6,000 in a calendar year. Our employer matching contributions to the 401(k) plan were as follows, including contributions to employees of our discontinued operations:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
401(k) matching contributions	$16	$23	$25

Note 16. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding during the period using the treasury stock method. Dilutive potentially issuable common shares include the dilutive effect of the shares underlying convertible debt and employee equity awards. Diluted income (loss) per share was the same as basic income (loss) per share for the year ended March 29, 2019, as there was a loss from continuing operations in the period and inclusion of potentially issuable shares was anti-dilutive.
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	March 30, 2018
Income (loss) from continuing operations	$578	$(110)	$964
Income from discontinued operations, net of income taxes	3,309	141	174
Net income	$3,887	$31	$1,138
Income (loss) per share - basic:
Continuing operations	$0.94	$(0.17)	$1.56
Discontinued operations	$5.38	$0.22	$0.28
Net income per share - basic (1)	$6.32	$0.05	$1.85
Income (loss) per share - diluted:
Continuing operations	$0.90	$(0.17)	$1.44
Discontinued operations	$5.15	$0.22	$0.26
Net income per share - diluted (1)	$6.05	$0.05	$1.70

Weighted-average outstanding shares - basic	615	632	616
Dilutive potentially issuable shares:
Convertible debt	20	—	32
Employee equity awards	8	—	20
Weighted-average shares outstanding - diluted	643	632	668

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	5	91	—
Employee equity awards	2	47	1
Total	7	138	1

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. Prior to February 4, 2020, the conversion price for the 2.5% Convertible Notes and the 2.0% Convertible Notes were $16.77 per share and $20.41 per share, respectively. On February 4, 2020, a portion of the 2.5% Convertible Notes were exchanged for the New 2.5% Convertible Notes and a portion of the 2.0% Convertible Notes were exchanged for the New 2.0% Convertible Notes. The remaining Convertible Senior Notes received conversion price adjustments. As a result, beginning February 4, 2020, the conversion price for the 2.5% Convertible Notes, the 2.0% Convertible Notes, the New 2.5% Convertible Notes, and the New 2.0% Convertible Notes was $8.40 per share, $10.23 per share, $16.77 per share, and $20.41 per share, respectively. The 2.5% Convertible Notes were fully repaid on March 10, 2020. See Note 10 for more information on our convertible debt instruments.
The conversion features of the convertible debt instruments were anti-dilutive during fiscal 2019 due to a loss from continuing operations.
Note 17. Segment and Geographic Information
Prior to the Broadcom sale, we operated in two reportable segments: Enterprise Security and Consumer Cyber Safety. The Enterprise Security segment focused on providing our Integrated Cyber Defense solutions to help business and government customers unify cloud and on-premises security to deliver a more effective cyber defense solution, while driving down cost and complexity. The Consumer Cyber Safety segment focused on providing cyber safety solutions under our NortonLifeLock brand to help consumers protect their devices, online privacy, identities, and home networks. As a result of the divestiture, we now have one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources. The change has been reflected in our segment reporting for all periods presented.
Disaggregated net revenues
The following table summarizes net revenues for our major solutions:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Consumer security	$1,474	$1,471	$1,504
Identity and information protection	970	937	776
WSS and PKI	—	—	238
ID Analytics	46	48	41
Total net revenues	$2,490	$2,456	$2,559

Consumer security products include Norton security, Norton Secure VPN, and other consumer security solutions. Identity and information protection products include LifeLock identity theft protection and other information protection solutions. WSS and PKI solutions were divested on October 31, 2017. Our ID Analytics solutions were divested on January 31, 2020.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	April 3, 2020	March 29, 2019	March 30, 2018
Americas	$1,831	$1,786	$1,749
EMEA	376	392	470
APJ	283	278	340
Total net revenues	$2,490	$2,456	$2,559

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan
Revenues from customers inside the U.S. were $1,747 million, $1,700 million, and $1,647 million during fiscal 2020, 2019, and 2018, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	April 3, 2020	March 29, 2019
U.S.	$1,345	$1,544
International	918	499
Total cash, cash equivalents and short-term investments	$2,263	$2,043

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	April 3, 2020	March 29, 2019
U.S.	$174	$568
Ireland	34	41
Other countries (1)	30	54
Total property and equipment, net	$238	$663

(1)	No individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset were as follows:

(In millions)	April 3, 2020
U.S.	$40
India	11
Japan	10
Other countries (1)	27
Total operating lease assets	$88

(1)	No individual country represented more than 10% of the respective totals.
Significant customers
In fiscal 2020, 2019, and 2018, no customer accounted for 10% or more of our net revenues. See Note 1 for customers that accounted for over 10% of our net accounts receivable.
Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year, including purchase obligations associated with our discontinued operations. The amount of purchase obligations reflects estimated future payments as of April 3, 2020.

(In millions)	April 3, 2020
2021	$347
2022	29
2023	24
2024	19
2025	14
Thereafter	6
Total purchase obligations	$439

Deemed repatriation taxes
Under the Tax Cuts and Jobs Act (H.R.1), we are required to pay a one-time transition tax on untaxed foreign earnings of our foreign subsidiaries through July 2025. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	April 3, 2020
2021	$68
2022	68
2023	68
2024	128
2025	171
Thereafter	180
Total obligations	$683

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
In connection with the sale of Veritas and the sale of our Enterprise Security business to Broadcom, we assigned several leases to Veritas Technologies LLC or Broadcom and/or their related subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Veritas Technologies LLC, Broadcom, or their related subsidiaries’ breach of payment obligations under the terms of the lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses, and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Consolidated Financial Statements.
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
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019 and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims against certain of our former officers. Defendants filed answers on November 7, 2019. No trial date has been set.
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
As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We fully cooperated with the government throughout its investigation, and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA schedule was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government has also indicated they are going to pursue claims for certain sales to California, Florida, and New York as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. On March 30, 2020, the Court issued an Order granting in part and denying in part our motion for summary judgment and granting in part and denying in part the United States’ motion for partial summary judgment.
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
Avila v. LifeLock et al
On August 29, 2019 the Ninth Circuit issued a mandate remanding a securities class action lawsuit, originally filed on July 22, 2015, against our subsidiary, LifeLock, as well as certain of LifeLock’s former officers (the “LifeLock Defendants”) for further proceedings in the U.S. District Court for the District of Arizona. The Ninth Circuit had affirmed in part and reversed in part the August 21, 2017 decision of the District Court, which had dismissed the case with prejudice. The complaint in the remanded action alleges that, during a purported class period of July 30, 2014 to July 21, 2015, a period that predates our acquisition of LifeLock, the LifeLock Defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act. We have settled this lawsuit and will pay $20 million to the class in the settlement. The settlement is subject to approval by the United States District Court for the District of Arizona. As a result of this settlement, we recorded a charge of $20 million in General and administrative in fiscal 2020.

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
Note 19. Subsequent Events
Dividends
On May 14, 2020, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2020. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalents, respectively. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Repayment of convertible debt
In May 2020, we settled the $625 million principal and conversion rights of the 2.0% Convertible Notes in cash. The aggregate settlement amount of $1.18 billion was based on $19.25 per underlying share into which the 2.0% Convertible Notes were convertible. The settlement is expected to have an immaterial impact on our Consolidated Statements of Operations in our first quarter of fiscal 2021.
(2) Financial Statement Schedule
Schedule II
NORTONLIFELOCK INC.
VALUATION AND QUALIFYING ACCOUNTS
All financial statement schedules have been omitted, since the required information is not applicable or is not present in material amounts, and/or changes to such amounts are immaterial to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements and notes thereto included in this Form 10-K.
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
3.01	Amended and Restated Certificate of Incorporation of Registrant.	S-8	333-119872	4.01	10/21/2004
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation.	S-8	333-126403	4.03	7/6/2005
3.03	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant.	10-Q	000-17781	3.01	8/5/2009
3.04	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation.	8-K	000-17781	3.01	11/4/2019
3.05	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.02	11/4/2019
3.06	Certificate of Elimination of Series A Junior Preferred Stock.					X
4.01	Form of Common Stock Certificate.					X
4.02	Description of Securities.					X
4.03	Indenture, dated September 16, 2010, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	9/16/2010
4.04	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.04	9/16/2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.05	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.04	6/14/2012
4.06	Investment Agreement, dated as of February 3, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
4.07	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
4.08	Investment Agreement, dated as of June 12, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
4.09	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.10	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.11	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.12	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.	8-K	000-17781	10.01	11/12/2019
4.13	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bearcat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US),	8-K	000-17781	10.02	11/12/2019
4.14	Indenture, dated as of February 4, 2020, by and between Registrant and Wells Fargo Bank, National Association, as trustee (including the form of 2.00% Convertible Senior Notes Due 2022).					X
4.15	Indenture, dated as of February 4, 2020, by and between Registrant and Wells Fargo Bank, National Association, as trustee (including the form of 2.500% Convertible Senior Notes Due 2022).					X
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.03(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10.06	2/7/2020
10.06(*)	Registrant’s 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018
10.07(*)	Forms of award agreements under 2013 Equity Incentive Plan.	10-K	000-17781	10.10	10/26/2018
10.08(*)	Form of FY20 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-Q	000-17781	10.03	8/9/2019
10.09(*)	Form of Amended and Restated Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-Q	000-17781	10.04	8/9/2019
10.10(*)	Blue Coat, Inc. 2016 Equity Incentive Plan, including forms of awards thereunder.	S-8	333-212847	99.01	8/2/2016
10.11(*)	Batman Holdings, Inc. 2015 Amended and Restated Equity Incentive Plan, including form of Stock Option Agreement thereunder.	10-Q	000-17781	10.05	2/7/2020
10.12
Amended and Restated Credit Agreement, effective as of August 1, 2016, among Registrant, the lenders party thereto (the Lenders), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.
		10-Q	000-17781	4.03	8/5/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13	Term Loan Agreement, dated as of August 1, 2016, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.	10-Q	000-17781	4.05	8/5/2016
10.14	Amendment Agreement, dated as of July 18, 2016, by and among Registrant, Symantec Operating Corporation, the Lenders and the New Term Lenders, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A.	10-Q	000-17781	4.02	8/5/2016
10.15
Assignment and Assumption, dated October 3, 2016, to the Term Loan Agreement dated as of August 1, 2016, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.
		10-Q	000-17781	4.01	2/3/2017
10.16
First Amendment, dated December 12, 2016, to the Term Loan Agreement, dated as of August 1, 2016, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.
		10-Q	000-17781	4.02	2/3/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17
First Amendment, dated December 12, 2016, to the Credit Agreement, effective as of August 1, 2016, among the Registrant, the lenders party thereto (the Lenders), Wells Fargo Bank, National Association, as Term Loan A-1/Revolver Administrative Agent and Swingline Lender, JPMorgan Chase Bank, N.A., as Term Loan A-2 Administrative Agent, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Lead Arrangers and Joint Bookrunners in respect of the Term A-2 Facility, Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd. And TD Securities (USA) LLC, as Co-Documentation Agents in respect of the Term A-2 Facility, and Bank of America, N.A., as Syndication Agent in respect of Term A-2 Facility.
		10-Q	000-17781	4.03	2/3/2017
10.18(*)	Registrant’s Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013
10.19(*)	Registrant’s Executive Retention Plan, as amended and restated.	10-K	000-17781	10.18	10/26/2018
10.20(*)	Registrant’s Executive Severance Plan.	10-K	000-17781	10.19	10/26/2018
10.21(*)	FY20 Executive Annual Incentive Plan - Chief Executive Officer.	10-Q	000-17781	10.01	8/9/2019
10.22(*)	FY20 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.	10-Q	000-17781	10.02	8/9/2019
10.23(§§)	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990.	S-4	33-35385	10.37	6/13/1990
10.24(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27	8/6/1999
10.25	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Registrant.	10-Q	000-17781	10.01	8/7/2007
10.26	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.	10-Q	000-17781	10.01	11/16/2018
10.27	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.	10-Q	000-17781	10.02	11/16/2018
10.28(*)	Registrant’s Offer Letter with Matthew Brown.	10-Q	000-17781	10.04	2/4/2019
10.30(*)	Offer Letter with Vincent Pilette dated April 26, 2019.	8-K	000-17781	10.02	5/9/2019

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31
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
		8-K	000-17781	10.01	11/4/2019
10.32(*)	Symantec Corporation Broadcom Transaction Severance & Retention Plan dated August 21, 2019.	10-Q	000-17781	10.05	11/8/2019
10.33(*)	Transitions Services Agreement by and between Richard S. Hill and Registrant dated August 30, 2019.	10-Q	000-17781	10.06	11/8/2019
10.34(*)	Severance Benefit Agreement with Samir Kapuria dated December 5, 2019.	8-K	000-17781	10.01	12/10/2019
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (see Signature page to this annual report).					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.00
The following financial information from NortonLifeLock Inc.'s Annual Report on Form 10-K for the fiscal year ended April 3, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104.00	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract, compensatory plan or arrangement.
**	Filed by LifeLock, Inc.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 28th day of May 2020.

NORTONLIFELOCK INC.

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer and Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent Pilette, Matthew Brown, and Bryan Ko, and each or any of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2020
Vincent Pilette

/s/ Matthew Brown	Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2020
Matthew Brown

/s/ Frank E. Dangeard	Chairman of the Board	May 28, 2020
Frank E. Dangeard

/s/ Sue Barsamian	Director	May 28, 2020
Sue Barsamian

/s/ Eric K. Brandt	Director	May 28, 2020
Eric K. Brandt

/s/ Nora Denzel	Director	May 28, 2020
Nora Denzel

/s/ Peter A. Feld	Director	May 28, 2020
Peter A. Feld

/s/ Kenneth Y. Hao	Director	May 28, 2020
Kenneth Y. Hao

/s/ David W. Humphrey	Director	May 28, 2020
David W. Humphrey

/s/ V. Paul Unruh	Director	May 28, 2020
V. Paul Unruh