Form 10-Q
period 2020-07-03
NortonLifeLock Inc.
filed 2020-08-06
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of July 30, 2020 was 591,002,949 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended July 3, 2020

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	July 3, 2020	April 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,073	$2,177
Short-term investments	58	86
Accounts receivable, net	102	111
Other current assets	364	435
Assets held for sale	353	270
Total current assets	1,950	3,079
Property and equipment, net	88	238
Operating lease assets	62	88
Intangible assets, net	1,042	1,067
Goodwill	2,588	2,585
Other long-term assets	675	678
Total assets	$6,405	$7,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60	$87
Accrued compensation and benefits	71	115
Current portion of long-term debt	763	756
Contract liabilities	1,028	1,049
Current operating lease liabilities	26	28
Other current liabilities	600	587
Total current liabilities	2,548	2,622
Long-term debt	2,841	3,465
Long-term contract liabilities	30	27
Deferred income tax liabilities	170	149
Long-term income taxes payable	1,191	1,310
Long-term operating lease liabilities	61	73
Other long-term liabilities	67	79
Total liabilities	6,908	7,725
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 591 and 589 shares issued and outstanding as of July 3, 2020 and April 3, 2020, respectively	2,713	3,356
Accumulated other comprehensive loss	(4)	(16)
Accumulated deficit	(3,212)	(3,330)
Total stockholders’ equity (deficit)	(503)	10
Total liabilities and stockholders’ equity (deficit)	$6,405	$7,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	July 3, 2020	July 5, 2019
Net revenues	$614	$650
Cost of revenues	86	96
Gross profit	528	554
Operating expenses:
Sales and marketing	145	184
Research and development	65	101
General and administrative	53	96
Amortization of intangible assets	18	20
Restructuring and other costs	127	13
Total operating expenses	408	414
Operating income	120	140
Interest expense	(40)	(49)
Other income, net	19	1
Income from continuing operations before income taxes	99	92
Income tax expense (benefit)	(50)	54
Income from continuing operations	149	38
Loss from discontinued operations	(31)	(12)
Net income	$118	$26

Income (loss) per share - basic:
Continuing operations	$0.25	$0.06
Discontinued operations	$(0.05)	$(0.02)
Net income per share - basic	$0.20	$0.04

Income (loss) per share - diluted:
Continuing operations	$0.24	$0.06
Discontinued operations	$(0.05)	$(0.02)
Net income per share - diluted	$0.19	$0.04

Weighted-average shares outstanding:
Basic	590	619
Diluted	614	642

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	July 3, 2020	July 5, 2019
Net income	$118	$26
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	11	(7)
Net unrealized gain on available-for-sale securities	1	1
Other comprehensive income from equity method investee	—	1
Other comprehensive income (loss), net of taxes	12	(5)
Comprehensive income	$130	$21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended July 3, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income	—	—	—	118	118
Other comprehensive income	—	—	12	—	12
Common stock issued under employee stock incentive plans	3	2	—	—	2
Shares withheld for taxes related to vesting of restricted stock units	(1)	(17)	—	—	(17)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(72)	—	—	(72)
Stock-based compensation	—	25	—	—	25
Extinguishment of convertible debt	—	(581)	—	—	(581)
Balance as of July 3, 2020	591	$2,713	$(4)	$(3,212)	$(503)

Three months ended July 5, 2019	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—	—	26	26
Other comprehensive loss	—	—	(5)	—	(5)
Common stock issued under employee stock incentive plans	16	37	—	—	37
Shares withheld for taxes related to vesting of restricted stock units	(3)	(57)	—	—	(57)
Repurchases of common stock	(26)	(190)	—	(351)	(541)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(47)	(47)
Stock-based compensation	—	99	—	—	99
Balance as of July 5, 2019	617	$4,701	$(12)	$561	$5,250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	July 3, 2020	July 5, 2019
OPERATING ACTIVITIES:
Net income	$118	$26
Adjustments:
Amortization and depreciation	46	158
Impairments of current and long-lived assets	85	3
Stock-based compensation expense	25	80
Deferred income taxes	20	(30)
Gain on extinguishment of debt	(20)	—
Loss from equity interest	—	11
Non-cash operating lease expense	6	12
Other	24	1
Changes in operating assets and liabilities:
Accounts receivable, net	5	270
Accounts payable	(28)	(21)
Accrued compensation and benefits	(39)	(46)
Contract liabilities	(29)	(161)
Income taxes payable	(88)	72
Other assets	62	5
Other liabilities	(17)	(55)
Net cash provided by operating activities	170	325
INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(49)
Proceeds from maturities and sales of short-term investments	29	92
Other	(5)	(5)
Net cash provided by investing activities	23	38
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(1,179)	—
Net proceeds from sales of common stock under employee stock incentive plans	2	37
Tax payments related to restricted stock units	(23)	(52)
Dividends and dividend equivalents paid	(105)	(51)
Repurchases of common stock	—	(559)
Net cash used in financing activities	(1,305)	(625)
Effect of exchange rate fluctuations on cash and cash equivalents	8	3
Change in cash and cash equivalents	(1,104)	(259)
Beginning cash and cash equivalents	2,177	1,791
Ending cash and cash equivalents	$1,073	$1,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of business and Significant Accounting Policies
Business
NortonLifeLock, Inc. is a leading provider of Cyber Safety solutions for consumers. Our NortonLifeLock branded solutions help customers protect their devices, online privacy, identity and home networks.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020. The results of operations for the three months ended July 3, 2020 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three-month periods in this report relate to fiscal periods ended July 3, 2020 and July 5, 2019. The three months ended July 3, 2020 consisted of 13 weeks, whereas the three months ended July 5, 2019 consisted of 14 weeks. Our 2021 fiscal year consists of 52 weeks and ends on April 2, 2021.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities and results of operations of our discontinued operations. Management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the three months ended July 3, 2020, except for those noted in Note 2, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020.
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on credit losses which changes the impairment model for most financial assets and certain other instruments. On April 4, 2020, the first day of our fiscal 2021, we adopted the new guidance using the modified retrospective transition method. Upon adoption, we utilized a new forward-looking “expected loss” model to replace the incurred loss impairment model for our accounts receivable and other financial assets. Additionally, for available-for-sale debt securities with unrealized losses, we discontinued using the concept of “other than temporary” impairment and recognized the estimated credit loss as allowances. The cumulative effect from the adoption of this guidance was immaterial to our Condensed Consolidated Financial Statements.
Internal-Use Software. In August 2018, the FASB issued new guidance that clarifies the accounting for implementation costs in a cloud computing arrangement. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. On April 4, 2020, we adopted the new guidance prospectively. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Recently issued authoritative guidance not yet adopted
Income taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard will be effective for us in our first quarter of fiscal 2022, with early adoption permitted. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.

Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our consolidated financial position, operating results or disclosures.
Note 3. Discontinued Operations
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the Broadcom sale). As a result, the majority of the results of our Enterprise Security business were classified as discontinued operations in our Condensed Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented.
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During the three months ended July 3, 2020, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $8 million during the three months ended July 3, 2020 and were presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
The following table presents information regarding certain components of loss from discontinued operations, net of income taxes:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Net revenues	$—	$597
Gross profit	$—	$421
Operating income (loss)	$(42)	$17
Income (loss) before income taxes	$(41)	$16
Income tax expense (benefit)	$(10)	$28
Loss from discontinued operations	$(31)	$(12)
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Amortization and depreciation	$—	$94
Stock-based compensation expense	$1	$54
Purchases of property and equipment	$—	$21
Note 4. Revenues
Contract liabilities
During the three months ended July 3, 2020, we recognized $442 million from the contract liabilities balance at April 3, 2020. During the three months ended July 5, 2019, we recognized $471 million from the contract liabilities balance at March 29, 2019.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of July 3, 2020, we had $758 million of remaining performance obligations, which does not include customer deposit liabilities of $299 million, of which we expect to recognize approximately 96% as revenue over the next twelve months.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 3, 2020	$2,585
Translation adjustments	3
Balance as of July 3, 2020	$2,588

Intangible assets, net

	July 3, 2020			April 3, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$505	$(248)	$257	$505	$(230)	$275
Developed technology	133	(92)	41	133	(85)	48
Total finite-lived intangible assets	638	(340)	298	638	(315)	323
Indefinite-lived trade names	744	—	744	744	—	744
Total intangible assets	$1,382	$(340)	$1,042	$1,382	$(315)	$1,067
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Statements of Operations Classification
(In millions)	July 3, 2020	July 5, 2019
Customer relationships and other	$18	$20	Operating expenses
Developed technology	7	7	Cost of revenues
Total	$25	$27
As of July 3, 2020, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	July 3, 2020
Remainder of 2021	$73
2022	92
2023	72
2024	60
2025	1
Total	$298
Note 6. Supplementary Information (in millions)
Cash and cash equivalents:

	July 3, 2020	April 3, 2020
Cash	$500	$483
Cash equivalents	573	1,694
Total cash and cash equivalents	$1,073	$2,177
Other current assets:

	July 3, 2020	April 3, 2020
Prepaid expenses	$81	$110
Income tax receivable and prepaid income taxes	148	150
Other tax receivable	63	88
Other	72	87
Total other current assets	$364	$435

Property and equipment, net:

	July 3, 2020	April 3, 2020
Land	$1	$7
Computer hardware and software	533	746
Office furniture and equipment	67	88
Buildings	15	108
Leasehold improvements	63	128
Construction in progress	1	1
Total property and equipment, gross	680	1,078
Accumulated depreciation and amortization	(592)	(840)
Total property and equipment, net	$88	$238
During the three months ended July 3, 2020, we reclassified $83 million of land, buildings, furniture and fixtures, and leasehold improvements, which were previously reported as property and equipment, net to assets held for sale in the Condensed Consolidated Balance Sheets. The fair value of the properties held for sale less costs to sell exceed their carrying value. On July 27, 2020, we completed the sale of these assets for cash consideration of $120 million.
Other long-term assets:

	July 3, 2020	April 3, 2020
Non-marketable equity investments	$188	$187
Long-term income tax receivable and prepaid income taxes	38	38
Deferred income tax assets	389	387
Other	60	66
Total other long-term assets	$675	$678
Short-term contract liabilities:

	July 3, 2020	April 3, 2020
Deferred revenue	$729	$709
Customer deposit liabilities	299	340
Total short-term contract liabilities	$1,028	$1,049
Other current liabilities:

	July 3, 2020	April 3, 2020
Income taxes payable	$232	$195
Other taxes payable	110	141
Other	258	251
Total other current liabilities	$600	$587
Long-term income taxes payable:

	July 3, 2020	April 3, 2020
Deemed repatriation tax payable	$615	$615
Uncertain tax positions (including interest and penalties)	576	695
Total long-term income taxes payable	$1,191	$1,310
Other income, net:

	Three Months Ended
	July 3, 2020	July 5, 2019
Interest income	$2	$10
Loss from equity interest	—	(11)
Foreign exchange gain (loss)	1	(1)
Gain on early extinguishment of debt	20	—
Other	(4)	3
Other income, net	$19	$1

Supplemental cash flow information:

	Three Months Ended
	July 3, 2020	July 5, 2019
Income taxes paid, net of refunds	$2	$36
Interest expense paid	$45	$48
Cash paid for amounts included in the measurement of operating lease liabilities	$9	$18
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$2	$13
Reduction of operating lease assets as a result of lease terminations and modifications	$23	$—
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$14
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
The three levels of inputs that may be used to measure fair value are:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets or model-derived valuations. All significant inputs used in our valuations, such as discounted cash flows, are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. We monitor and review the inputs and results of these valuation models to help ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes.
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	July 3, 2020			April 3, 2020
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$573	$573	$—	$1,346	$1,346	$—
Corporate bonds	58	—	58	86	—	86
Total	$631	$573	$58	$1,432	$1,346	$86
The following table presents the contractual maturities of our investments in debt securities as of July 3, 2020:

(In millions)	Fair Value
Due in one year or less	$35
Due after one year through five years	23
Total	$58
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of July 3, 2020 and April 3, 2020, the carrying value of our non-marketable equity investments was $188 million and $187 million, respectively.
Current and long-term debt
As of July 3, 2020 and April 3, 2020, the total fair value of our current and long-term fixed rate debt was $3,149 million and $3,634 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.

Note 8. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2028. Our leases generally have terms that range from 1 year to 10 years for our facilities, 1 year to 5 years for equipment, and 1 year to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.
The following summarizes our lease costs:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Operating lease costs	$4	$12
Short-term lease costs	1	2
Variable lease costs	3	6
Total lease costs	$8	$20
Other information related to our operating leases as of July 3, 2020 was as follows:

Weighted-average remaining lease term	4.1 years
Weighted-average discount rate	4.14%
See Note 6 for additional cash flow information related to our operating leases.
As of July 3, 2020, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2021	$22
2022	25
2023	18
2024	15
2025	9
Thereafter	6
Total lease payments	95
Less: Imputed interest	(8)
Present value of lease liabilities	$87

Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	July 3, 2020	April 3, 2020	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	$750	$750	4.25%
New 2.5% Convertible Senior Notes due April 1, 2022	250	250	2.63%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
2.0% Convertible Senior Notes due August 15, 2022	—	625	2.66%
New 2.0% Convertible Senior Notes due August 15, 2022	625	625	2.62%
Term Loan due November 4, 2024	500	500	LIBOR plus (1)
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	3,625	4,250
Less: unamortized discount and issuance costs	(21)	(29)
Total debt	3,604	4,221
Less: current portion	(763)	(756)
Total long-term debt	$2,841	$3,465

(1)The term loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rate for the outstanding term loan is as follows:

	July 3, 2020	April 3, 2020
Term Loan due November 4, 2024	1.69%	2.88%
As of July 3, 2020, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2021	$756
2022	275
2023	1,050
2024	25
2025	419
Thereafter	1,100
Total future maturities of debt	$3,625
Repayments of Convertible Senior Notes
In May 2020, we settled the $625 million principal and conversion rights of the 2.0% Convertible Senior Note in cash. The aggregate settlement amount of $1,179 million was based on $19.25 per underlying share into which the 2.0% Convertible Notes were convertible. In addition, we paid $3 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $581 million and a gain on extinguishment of $20 million.
As of July 3, 2020 and April 3, 2020, the Convertible Senior Notes consisted of the following:

	July 3, 2020		April 3, 2020
(In millions)	New 2.5% Convertible Notes	New 2.0% Convertible Notes	New 2.5% Convertible Notes	New 2.0% Convertible Notes	2.0% Convertible Notes
Liability components:
Principal	$250	$625	$250	$625	$625
Unamortized discount and issuance costs	(1)	(8)	(1)	(9)	(6)
Net carrying amount	$249	$617	$249	$616	$619

Equity component net of tax	$43	$56	$43	$56	$12
Based on the closing price of our common stock of $20.01 on July 2, 2020, the if-converted value of the New 2.5% Convertible Notes exceeded the principal amount by approximately $48 million. Based on the closing price of our common stock of $20.01 on July 2, 2020, the if-converted value of the New 2.0% Convertible Notes is less than the principal amount.

The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Contractual interest expense	$6	$10
Amortization of debt discount and issuance costs	$1	$4
Payments in lieu of conversion price adjustments (1)	$2	$—

(1) Payments in lieu of conversion price adjustments include $2 million paid to holders of the Convertible Senior Notes because our dividend of $0.125 per share to our common stockholders that was paid in June 2020 exceeded the amounts defined in the Convertible Senior Notes agreements.
Revolving credit facility
We have a revolving line of credit of $1,000 million through November 2024. Borrowings under the revolving line of credit bear interest at a floating rate based on our debt ratings and our consolidated leverage ratios. The unused revolving line of credit is subject to a commitment fee ranging from 0.125% to 0.30% per annum. As of July 3, 2020 and April 3, 2020, there were no borrowings outstanding under our revolving credit facilities.
Debt covenant compliance
Our term loan and revolving credit facility agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of July 3, 2020, we were in compliance with all debt covenants.
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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of July 3, 2020 and July 5, 2019, the fair value of these contracts was insignificant. The related gain recognized in Other income, net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Foreign exchange forward contracts gain	$10	$—
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of July 3, 2020 and July 5, 2019.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	July 3, 2020	April 3, 2020
Foreign exchange forward contracts purchased	$317	$362
Foreign exchange forward contracts sold	$100	$57
Note 11. Restructuring and Other Costs
Our restructuring and other costs consist primarily of severance, contract cancellations, separation, and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Included in other exit and disposal costs are advisory fees incurred in connection with restructuring events. Separation costs primarily consist of consulting costs incurred in connection with our divestitures.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan include the reduction of our workforce by approximately 3,100 employees, as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. As of July 3, 2020, we estimate that we will incur total costs of $550 million, excluding stock-based compensation expense, in connection with the November 2019 Plan, of which up to $225 million is expected to consist of cash expenditures for severance and termination benefits and up to $110 million is expected to consist of cash expenditures for contract terminations. Non-cash costs are estimated to be up to $240 million related to asset write-offs and other restructuring costs. These actions are expected to be substantially completed by September 2020. As of July 3, 2020, we have incurred costs of $463 million under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors also approved an equity-based severance program under which certain equity awards held by certain terminated employees were accelerated. As of July 3, 2020, we have incurred $124 million of stock-based compensation related to our equity-based severance program. See Note 14 for more information on the impact of this program.
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Severance and termination benefit costs	$14	$12
Contract cancellation charges	48	—
Stock-based compensation charges	7	—
Asset write-offs and impairment	55	—
Other exit and disposal costs	3	1
Total restructuring and other costs	$127	$13
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations for all periods presented. Our restructuring and other costs attributable to discontinued operations are presented in the table below:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Severance and termination benefit costs	$37	$12
Separation costs	1	—
Total restructuring and other costs	$38	$12
Restructuring summary
Our activities related to our November 2019 Plan are presented in the table below:

(In millions)	Liability Balance as of April 3, 2020	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of July 3, 2020
Severance and termination benefit costs	$35	$51	$(32)	$—	$54
Contract cancellation charges	7	48	(4)	(35)	16
Stock-based compensation charges	—	7	—	(7)	—
Asset write-offs and impairments	—	55	—	(55)	—
Other exit and disposal costs	—	3	(3)	—	—
Total	$42	$164	$(39)	$(97)	$70
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	July 3, 2020	July 5, 2019
Income from continuing operations before income taxes	$99	$92
Income tax expense (benefit)	$(50)	$54
Effective tax rate	(51)%	59%
Our effective tax rate for income from continuing operations for the three months ended July 3, 2020 differs from the federal statutory income tax rate primarily due to a tax benefit related to a favorable tax ruling, the benefits of lower-taxed international earnings, and the research and development tax credit, partially offset by state taxes and various permanent differences.
Our effective tax rate for the three months ended July 5, 2019 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's holding in Altera Corp. v. Commissioner (which the Supreme Court declined to review in June 2020), various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit.
The aggregate changes in the balance of gross unrecognized tax benefits for the three months ended July 3, 2020 were as follows:

(In millions)
Balance as of April 3, 2020	$724
Lapse of statute of limitations	(12)
Increase related to prior period tax positions	5
Decrease related to prior period tax positions	(49)
Increase related to current year tax positions	4
Balance as of July 3, 2020	$672
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
Note 13. Stockholders' Equity
Preferred stock
On May 22, 2020, we filed a Certificate of Elimination of Series A Junior Preferred Stock (the “Junior Preferred Stock”) with the Secretary of State of the State of Delaware, to remove the Certificate of Designations of the Junior Preferred Stock from our Amended and Restated Certificate of Incorporation. The Certificate of Elimination became effective upon filing. No shares of the Junior Preferred Stock were issued or outstanding upon filing of the Certificate of Elimination.
Dividends
On August 6, 2020, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2020. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of July 3, 2020, we had $578 million remaining under the authorization to be completed in future periods with no expiration date.
No shares were repurchased during three months ended July 3, 2020. The following table summarizes activity related to this program for the three months ended July 5, 2019 :

Three Months Ended July 5, 2019
(In millions, except per share amounts)
Number of shares repurchased	25
Average price per share	$21.85
Aggregate purchase price	$541
In addition, repurchases of 1 million shares executed during fiscal 2019 settled during the three months ended July 5, 2019.
Accumulated other comprehensive loss
Components of Accumulated other comprehensive loss, net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Total
Balance as of April 3, 2020	$(16)	$—	$(16)
Other comprehensive income before reclassifications	11	1	12
Balance as of July 3, 2020	$(5)	$1	$(4)

Note 14. Employee Equity Incentive Plans
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Sales and marketing	$4	$7
Research and development	6	7
General and administrative	8	12
Restructuring and other costs	7	—
Other income, net	(1)	—
Total stock-based compensation from continuing operations	24	26
Discontinued operations	1	54
Total stock-based compensation expense	$25	$80
Income tax benefit for stock-based compensation expense	$(6)	$(15)
As of July 3, 2020, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $66 million, which will be recognized over an estimated weighted-average amortization period of 1.2 years.
The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Three Months Ended
(In millions, except per grant data)	July 3, 2020		July 5, 2019
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$20.86		$19.39
Awards granted	—	(1)	12
Total fair value of awards released	$56		$174
Outstanding and unvested	4		22
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$—		$19.21
Awards granted	—		2
Total fair value of awards released	$3		$26
Outstanding and unvested at target payout	1		3
Stock options:
Weight-average fair value per award granted	$—		$4.76
Awards granted	—		2
Total intrinsic value of stock options exercised	$3		$71
Outstanding	1		8
Exercisable	—	(1)	6

(1) The number of shares is less than 1 million.
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of July 3, 2020 and April 3,2020, current dividends payable related to DER was $47 million and $62 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $10 million and $31 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
In connection with the Broadcom sale, during the three months ended July 3, 2020 and fiscal 2020, we entered into severance and retention arrangements with certain executives. Pursuant to these agreements, these executives are entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity may be earned at levels of 0% to 150%, subject to market and service conditions. In addition, during the three months ended July 3, 2020 and fiscal 2020, we entered into severance and retention arrangements with certain other employees in connection with restructuring activities and the Broadcom sale, which accelerated either a portion or all of the vesting of their stock-based awards.

During the three months ended July 3, 2020, we recognized $13 million of expense associated with these modifications, of which $3 million was recognized in General and administrative expense, $1 million in Sales and marketing expense, $2 million in Research and development expense, and $7 million in continuing operations restructuring costs.
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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	July 3, 2020	July 5, 2019
Income from continuing operations	$149	$38
Loss from discontinued operations	(31)	(12)
Net income	$118	$26
Income (loss) per share - basic:
Continuing operations	$0.25	$0.06
Discontinued operations	$(0.05)	$(0.02)
Net income per share - basic	$0.20	$0.04
Income (loss) per share - diluted:
Continuing operations	$0.24	$0.06
Discontinued operations	$(0.05)	$(0.02)
Net income per share - diluted	$0.19	$0.04

Weighted-average shares outstanding - basic	590	619
Dilutive potentially issuable shares:
Convertible debt	20	10
Employee equity awards	4	13
Weighted-average shares outstanding - diluted	614	642

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	1	5
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The conversion price of each convertible debt applicable in the periods presented is as follows:

	Three Months Ended
	July 3, 2020	July 5, 2019
2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77
2.0% Convertible Senior Notes due August 15, 2022	$10.23	$20.41
New 2.5% Convertible Senior Notes due April 1, 2022	$16.77	N/A
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	N/A
Note 16. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.

The following table summarizes net revenues for our major solutions:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Consumer security	$363	$381
Identity and information protection	251	255
ID Analytics	—	14
Total net revenues	$614	$650
From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. Consumer security products include our Norton 360 Security offerings, Norton Security, Norton Secure VPN, and other consumer security solutions. Identity and information protection products include our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other information protection solutions. Our ID Analytics solutions were divested on January 31, 2020.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Americas	$448	$479
EMEA	96	97
APJ	70	74
Total net revenues	$614	$650

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $427 million and $456 million during the three months ended July 3, 2020 and July 5, 2019, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	July 3, 2020	April 3, 2020
U.S.	$412	$1,345
International	719	918
Total cash, cash equivalents and short-term investments	$1,131	$2,263
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	July 3, 2020	April 3, 2020
U.S.	$49	$174
Ireland	34	34
Other countries (1)	5	30
Total property and equipment, net	$88	$238

(1)No individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	July 3, 2020	April 3, 2020
U.S.	$36	$40
India	11	11
Japan	8	10
Other countries (1)	7	27
Total operating lease assets	$62	$88

(1)No individual country represented more than 10% of the respective totals.

Significant customers
Customers that accounted for over 10% of our net accounts receivable were as follows:

	July 3, 2020	April 3, 2020
Customer A	45%	39%
Note 17. Commitments and Contingencies
Purchase obligations
As of July 3, 2020, we had purchase obligations of $466 million associated with agreements for purchases of goods or services, including purchase obligations associated with our discontinued operations. The amount of purchase obligations reflects estimated future payments as of July 3, 2020 according to the contract terms.
Deemed repatriation taxes
As of July 3, 2020, we are required to pay a one-time transition tax of $683 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Tax Cuts and Jobs Act.
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
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019 and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims against certain of our former officers. Defendants filed answers on November 7, 2019. A trial date has been set for June 14, 2021.
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
As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We fully cooperated with the government throughout its investigation, and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA Schedule contract was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government also indicated they are going to pursue claims for certain sales to California, Florida, and New York as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. On October 21, 2019, the DOJ moved for a Prejudgment Writ of Sequestration for the Company to set aside $1,090 million to pay a judgment, should the United States prevail in this litigation, under the Federal Debt Collection Procedures Act. The Writ was sought in response to the Company’s announcement of its plans to distribute the after-tax proceeds of the sale of the Symantec enterprise business to Broadcom to its shareholders via a special dividend. The Court denied the Writ on December 12, 2019, on the basis of the Government’s failure to establish the “probable validity” of the debt, the amount sought to be sequestered, and the Company’s available cash, cash equivalents and short-term investments. The Court permitted the DOJ limited discovery of facts relevant to the Company’s financial state and financial projections and the option to renew its motion if appropriate and supported by the analysis of its own financial expert. That discovery period has now closed. On March 30, 2020, the Court issued an Order granting in part and denying in part our motion for summary judgment and granting in part and denying in part the United States’ motion for partial summary judgment. On May 5, 2020, the Court ordered the parties to mediation with the mediation period to conclude on July 31, 2020, at which time the parties were to provide a status update to the Court. No trial date has been set.
It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties in some cases, depending upon a number of factors. Our current estimate of the low end of the range of the probable estimated loss from this matter is $25 million, which we have accrued. This amount contemplates estimated losses from both the investigation of compliance with the terms of the GSA Schedule contract as well as possible violations of the False Claims Act. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter.
Avila v. LifeLock et al
On August 29, 2019, the Ninth Circuit issued a mandate remanding a securities class action lawsuit, originally filed on July 22, 2015, against our subsidiary, LifeLock, as well as certain of LifeLock’s former officers (the “LifeLock Defendants”) for further proceedings in the U.S. District Court for the District of Arizona. The Ninth Circuit had affirmed in part and reversed in part the August 21, 2017 decision of the District Court, which had dismissed the case with prejudice. The complaint in the remanded action alleges that, during a purported class period of July 30, 2014 to July 21, 2015, a period that predates our acquisition of LifeLock, the LifeLock Defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act. In fiscal 2020, we settled this lawsuit and recorded a charge of $20 million in General and administrative expenses. The United States District Court for the District of Arizona approved the settlement on July 21, 2020.
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
OVERVIEW
NortonLifeLock Inc. is leading provider of Cyber Safety solutions for consumers. Our NortonLifeLock branded solutions help consumers protect their devices, online privacy, identity, and home networks.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The first quarter of fiscal 2021 consisted of 13 weeks, whereas the first quarter of fiscal 2020 consisted of 14 weeks. Our 2021 fiscal year consists of 52 weeks and ends on April 2, 2021.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	July 3, 2020	July 5, 2019
Net revenues	$614	$650
Operating income	$120	$140
Income from continuing operations	$149	$38
Loss from discontinued operations	$(31)	$(12)
Net income	$118	$26
Net income per share from continuing operations - diluted	$0.24	$0.06
Net loss per share from discontinued operations - diluted	$(0.05)	$(0.02)
Net income per share - diluted	$0.19	$0.04
Cash provided by operating activities	$170	$325

	As Of
(In millions)	July 3, 2020	April 3, 2020
Cash, cash equivalents and short-term investments	$1,131	$2,263
Contract liabilities	$1,058	$1,076
•Net revenues decreased $36 million, primarily due to the favorable impact of the additional week in the first quarter of fiscal 2020.

•Operating income decreased $20 million, primarily due to lower revenue and higher costs recognized in connection with our restructuring plans, partially offset by lower compensation expense and outside services expense that we achieved as a result of our cost reduction programs.
•Income from continuing operations increased $111 million, primarily due to higher income tax benefit.
•Loss from discontinued operations, net of tax, increased $19 million, primarily due to higher severance costs as a result of the sale of certain of our Enterprise Security assets and liabilities to Broadcom Inc. (Broadcom sale) in November 2019.
•Net income and net income per share increased, primarily due to higher income from our continuing operations for the reasons discussed above.
•Cash, cash equivalents and short-term investments decreased by $1,132 million compared to April 3, 2020, primarily due to repayment of debt and to a lesser extent, dividend payments and dividend equivalents, partially offset by net cash provided by operating activities. In May 2020, we settled the principal and conversion rights of $625 million of our 2.0% Convertible Notes for $1,179 million in cash.
•Contract liabilities were relatively flat compared to April 3, 2020.
COVID-19 UPDATE
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, and closure of non-essential businesses. These events have caused a deterioration of the U.S. and global economies, creating a challenging macroeconomic environment.
To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a near company-wide work-from-home requirement for most employees until further notice, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures could negatively affect our customer success efforts, sales and marketing efforts, or create operational or other challenges, such as a reduction in employee productivity because of the work from home requirement, any of which could harm our business and results of operations. Further, if the COVID-19 pandemic has a substantial impact on our employees, partners or third-party service providers’ health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted. Additionally, if employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation. Although we have not yet experienced a material increase in customer cancellations or a material reduction in our retention rate in 2020, a prolonged economic downturn could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, our ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and third-party service providers. For more information on the risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 3, 2020.

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 3, 2020	July 5, 2019
Net revenues	100%	100%
Cost of revenues	14	15
Gross profit	86	85
Operating expenses:
Sales and marketing	24	28
Research and development	11	16
General and administrative	9	15
Amortization of intangible assets	3	3
Restructuring and other costs	21	2
Total operating expenses	66	64
Operating income	20	22
Interest expense	(7)	(8)
Other income, net	3	—
Income from continuing operations before income taxes	16	14
Income tax expense (benefit)	(8)	8
Income from continuing operations	24	6
Loss from discontinued operations	(5)	(2)
Net income	19%	4%

Percentages may not add due to rounding.
Net revenues

	Three Months Ended
(In millions, except for percentages)	July 3, 2020	July 5, 2019	Change in %
Net revenues	$614	$650	(6)%
Net revenues decreased $36 million, primarily due to approximately $44 million revenue from the additional week in the first quarter of fiscal 2020.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes non-GAAP supplemental key performance metrics for our consumer solutions:

	Three Months Ended
(In millions, except for per user amounts)	July 3, 2020	July 5, 2019
Direct customer revenues	$552	$577	(1)
Average direct customer count	20.4	20.2
Direct customer count (at quarter end)	20.6	20.1
Direct average revenue per user (ARPU)	$9.03	$8.83	(2)

(1) Direct customer revenues in the first quarter of fiscal 2020 excludes $14 million of revenue from ID Analytics, which was divested in the fourth quarter of fiscal 2020. This amount includes the impact of the extra week on direct customer revenue, which we estimated to be approximately $41 million.
(2) ARPU in the first quarter of fiscal 2020 was normalized to exclude the impact of the extra week on direct customer revenue, which we estimated to be approximately $41 million. Excluding this adjustment, ARPU would have been $9.51 in the first quarter of fiscal 2020.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with the Company at the end of the reported period. Users with multiple products or entitlements are counted for based on which solutions they are subscribed. We exclude users on free trials and promotions and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscription directly with us. For the first quarter of fiscal 2021 and 2020, partner revenues were $62 million and $59 million, respectively.
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
Net revenues by geographical region

	Three Months Ended
	July 3, 2020	July 5, 2019
Americas	73%	74%
EMEA	16%	15%
APJ	11%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the first quarter of fiscal 2021 was similar to the corresponding period in the prior year.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	July 3, 2020	July 5, 2019	Change in %
Cost of revenues	$86	$96	(10)%
Our cost of revenues decreased $10 million primarily due to decreases in technical support costs and royalty charges, partially offset by an increase in commissions reflecting higher investments in affiliate marketing programs.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	July 3, 2020	July 5, 2019	Change in %
Sales and marketing	$145	$184	(21)%
Research and development	65	101	(36)%
General and administrative	53	96	(45)%
Amortization of intangible assets	18	20	(10)%
Restructuring and other costs	127	13	877%
Total operating expenses	$408	$414	(1)%
Sales and marketing expense decreased $39 million, primarily due to a $60 million decrease in compensation expense and allocated corporate costs, reflecting our cost reduction initiatives, partially offset by a $16 million increase in advertising and promotional expense reflecting our higher investments in direct marketing programs.
Research and development expense decreased $36 million, primarily due to a $35 million decrease in compensation expense and allocated corporate shared costs, reflecting our cost reduction initiatives.
General and administrative expense decreased $43 million, primarily due to a $34 million decrease in compensation expense and allocated corporate shared costs, and an $8 million decrease in outside services expense, reflecting our cost reduction initiatives.
Restructuring and other costs increased $114 million, primarily due to $48 million in contract cancellation charges, $55 million in assets write-offs and impairments, and $7 million in stock-based compensation associated with our restructuring plan approved in November 2019.

Non-operating expense, net

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Interest expense	$(40)	$(49)
Interest income	2	10
Loss from equity interest	—	(11)
Foreign exchange gain (loss)	1	(1)
Gain on extinguishment of debt	20	—
Other	(4)	3
Total non-operating expense, net	$(21)	$(48)
Non-operating expense, net, decreased $27 million, primarily due to the gain on extinguishment of debt due to the repayment of our 2.0% Convertible Notes in the first quarter of fiscal 2021, the absence of loss from equity interest, which was divested in October 2019, and lower interest expense as a result of debt repayments. These decreases were partially offset by lower interest income as a result of lower investments in money market funds and short-term investments in the first quarter of fiscal 2021 compared to the prior year period, and net transition service expense of $8 million in connection with the Broadcom sale.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	July 3, 2020	July 5, 2019
Income from continuing operations before income taxes	$99	$92
Income tax expense (benefit)	$(50)	$54
Effective tax rate	(51)%	59%
Our effective tax rate for income from continuing operations for the first quarter of fiscal 2021 differs from the federal statutory income tax rate primarily due to a tax benefit related to a favorable tax ruling, the benefits of lower-taxed international earnings, and the research and development tax credit, partially offset by state taxes and various permanent differences.
Our effective tax rate for income from continuing operations for the first quarter of fiscal 2020 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's holding in Altera Corp. v. Commissioner (which the Supreme Court declined to review in June 2020), various permanent differences, and state taxes, partially offset by the benefits of lower-taxed international earnings and the research and development tax credit.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease, whether by payment, release, or a combination of both, in the next 12 months by $90 million.
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
As of July 3, 2020, we had cash, cash equivalents and short-term investments of $1,131 million, of which $719 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
We also have an undrawn credit facility of $1,000 million which expires in November 2024.

Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock, and investing in business acquisitions.
Our capital allocation strategy is to balance driving stockholder returns, managing financial risk, and preserving our flexibility to pursue strategic options, including acquisitions. Historically, this has included a quarterly cash dividend, the repayment of debt, and the repurchase of shares of our common stock.
Divestiture of Enterprise Security business
In fiscal 2020, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom. In the three months ended July 3, 2020, we paid approximately $1 million of U.S. and foreign income taxes as a result of the transaction and we expect to pay additional income taxes of $73 million in fiscal 2021 as a result of the transactions.
Debt
In May 2020, we settled the $625 million principal and conversion rights of our 2.0% Convertible Notes for $1,179 million in cash.
Sale of certain assets
On July 27, 2020, we completed the sale of certain assets, which were previously classified as held for sale, for cash consideration of $120 million.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	July 3, 2020	July 5, 2019
Net cash provided by (used in):
Operating activities	$170	$325
Investing activities	$23	$38
Financing activities	$(1,305)	$(625)
See Note 3 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our discontinued operations.
Cash from operating activities
Our cash flows for the first quarter of fiscal 2021 reflected net income of $118 million, adjusted by non-cash items, consisting primarily of impairments of current and long-lived assets of $85 million, amortization and depreciation of $46 million, stock-based compensation expense of $25 million, deferred income taxes of $20 million and gain on extinguishment of debt of $20 million. Our cash flows for the first quarter of fiscal 2020 reflected net income of $26 million adjusted by non-cash items, consisting primarily of amortization and depreciation of $158 million, stock-based compensation expense of $80 million and deferred income tax benefits of $30 million.
Changes in operating assets and liabilities in the first quarter of fiscal 2021 consisted primarily of the following:
Accounts receivable decreased $5 million, compared to $270 million in the first quarter of fiscal 2020, primarily due to the absence of Enterprise Security billings after the close of the Broadcom sale and collection of those receivables thereafter.
Contract liabilities decreased $29 million, compared to $161 million in the first quarter of fiscal 2020, primarily due to the absence of Enterprise Security billings after the close of the Broadcom sale.
Income tax payable decreased by $88 million, compared to an increase of $72 million in the first quarter of fiscal 2020, primarily due to a decrease in unrecognized tax benefits as a result of a favorable tax ruling.
Cash from investing activities
Our investing activities in the first quarter of fiscal 2021 consisted primarily of proceeds from maturities and sales of short-term investments of $29 million. Our investing activities in the first quarter of fiscal 2020 consisted primarily of proceeds from maturities and sales of short-term investments of $92 million, partially offset by capital expenditures of $49 million.
Cash from financing activities
Our cash flows from financing activities in the first quarter of fiscal 2021 consisted primarily of repayments of convertible debt of $1,179 million and payment of dividends and dividend equivalents of $105 million. Our financing activities in the first quarter of fiscal 2020 consisted primarily of common stock repurchases of $559 million, payment of dividends and dividend equivalents of $51 million and tax withholding payments related to restricted stock units of $52 million.

Cash requirements
Debt - As of July 3, 2020, our total outstanding principal amount of indebtedness is summarized as follows. See Note 9 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	July 3, 2020
Senior Term Loan	$500
Senior Notes	2,250
Convertible Senior Notes	875
Total debt	$3,625
In our second quarter of fiscal 2021, we plan to borrow under the delayed draw term loan of $750 million, which will mature in November 2024, and use the proceeds to repay in full our 4.2% Senior Notes due September 2020.
Debt covenant compliance. The credit agreement we entered into in November 2019 contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of July 3, 2020, we were in compliance with all debt covenants.
Dividends. On August 6, 2020, we announced the declaration of a cash dividend of $0.125 per share of common stock to be paid in September 2020. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of July 3, 2020, the remaining balance of our stock repurchase authorization was $578 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Restructuring. Under our restructuring plan approved by our Board of Directors in November 2019, we have incurred and expect to incur cash expenditures for severance and termination benefits and contract terminations. As of July 3, 2020, we estimate that we will incur total costs of $550 million in connection with the November 2019 Plan, excluding stock-based compensation expense, of which up to $225 million is expected to consist of cash expenditures for severance and termination benefits and up to $110 million is expected to consist of cash expenditures for contract terminations, and up to $240 million is expected to consist of asset write-offs and other restructuring costs. During the first three months of fiscal 2021, we made $39 million in cash payments related to the November 2019 Plan. These actions are expected to be substantially completed by September 2020. See Note 11 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our restructuring activities.
Contractual obligations
The following is a schedule of our significant contractual obligations as of July 3, 2020, including those associated with our discontinued operations. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$3,625	$763	$1,325	$1,537	$—
Interest payments on debt (1)	412	116	172	124	—
Purchase obligations (2)	466	382	53	28	3
Deemed repatriation taxes (3)	683	68	136	299	180
Operating leases (4)	95	29	40	22	4
Total	$5,281	$1,358	$1,726	$2,010	$187

(1)Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Term Loans. Interest on variable rate debt was calculated using the interest rate in effect as of July 3, 2020. See Note 9 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Term loans.
(2)These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.
(3)These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Tax Cuts and Jobs Act which may be paid in installments through July 2025.
(4)We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2028. See Note 8 to the Condensed Consolidated Financial Statements for further information on leases.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of July 3, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $576 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 12 to the Condensed Consolidated Financial Statements for further information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first three months of fiscal 2021, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2020.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors during the first quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic, and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in 2020, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could result adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
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

The development and introduction of new solutions involve a significant commitment of time and resources and are subject to a number of risks and challenges including but not limited to:
•Lengthy development cycles;
•Evolving industry and regulatory standards and technological developments by our competitors and customers;
•Rapidly changing customer preferences;
•Evolving platforms, operating systems, and hardware products, such as mobile devices, and related product and service interoperability challenges;
•Entering into new or unproven markets; and
•Executing new product and service strategies.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in 2020, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
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
A portion of our revenues is derived from sales through indirect channels, including, but not limited to, distributors that sell our products to end-users and other resellers, and OEM partners that incorporate our products into, or bundle our products with, their products. These channels involve a number of risks, including:
•Our resellers, distributors and OEMs are generally not subject to minimum sales requirements or any obligation to market our solutions to their customers;
•Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause and our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors;
•Our resellers, distributors and OEMs may encounter issues or have violations of applicable law or regulatory requirements or otherwise cause damage to our reputation through their actions;
•Our resellers and distributors frequently market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of these solutions due to pricing, promotions, and other terms offered by our competitors;
•Any consolidation of electronics retailers can increase their negotiating power with respect to software providers such as us and any decline in the number of physical retailers could decrease the channels of distribution for us;
•The continued consolidation of online sales through a small number of larger channels has been increasing, which could reduce the channels available for online distribution of our solutions; and
•Sales through our partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of sales.
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
Our revenue and operating results depend significantly on our ability to retain our existing customers and add new customers. We sell our solutions to our customers on a monthly or annual subscription basis. Customers may cancel their membership with us at any time without penalty. We therefore may be unable to retain our existing customers on the same or on more profitable terms, if at all. In addition, we may not be able to predict or anticipate accurately future trends in customer retention or effectively respond to such trends. Our customer retention rates may decline or fluctuate due to a variety of factors, including the following:
•our customers’ levels of satisfaction or dissatisfaction with our solutions;
•the quality, breadth, and prices of our solutions;
•our general reputation and events impacting that reputation;
•the services and related pricing offered by our competitors;
•disruption by new services or changes in law or regulations that impact the need for efficacy of our products and services;
•our customer service and responsiveness to any customer complaints;
•customer dissatisfaction if they do not receive the full benefit of our services due to their failure to provide all relevant data;
•customer dissatisfaction with the methods or extent of our remediation services;
•our guarantee may not meet our customers’ expectations; and
•changes in our target customers’ spending levels as a result of general economic conditions or other factors.
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
As part of our business strategy, we may acquire or divest businesses or assets. For example, we recently completed the sale of certain of our enterprise security assets to Broadcom Inc. (the “Broadcom sale”). These activities can involve a number of risks and challenges, including:
•Complexity, time, and costs associated with managing these transactions, including the integration of acquired and the winding down of divested business operations, workforce, products, IT systems, and technologies;
•Diversion of management time and attention;
•Loss or termination of employees, including costs associated with the termination or replacement of those employees;
•Assumption of liabilities of the acquired and divested business or assets, including pending or future litigation, investigations or claims related to the acquired business or assets;
•The addition of acquisition-related debt;
•Increased or unexpected costs and working capital requirements;
•Dilution of stock ownership of existing stockholders;
•Unanticipated delays or failure to meet contractual obligations; and
•Substantial accounting charges for acquisition-related costs, amortization of intangible assets, and higher levels of stock-based compensation expense.
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
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan include the reduction of our workforce by approximately 3,100 employees, as well as asset write-offs, contract terminations, facilities closures, and the sale of underutilized facilities. We estimate that we will incur total costs of $550 million in connection with the November 2019 Plan, excluding stock-based compensation expense, of which up to $225 million is expected to consist of cash expenditures for severance and termination benefits and up to $110 million is expected to consist of cash expenditures for contract terminations. Non-cash costs are estimated to be up to $240 million related to asset write-offs and other restructuring costs. These actions are expected to be substantially completed by September 2020. This initiative could result in disruptions to our operations. Any cost-cutting measures could also negatively impact our business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, we cannot assure you that the cost reduction and streamlining initiatives will be as successful in reducing our overall expenses as we expect or that additional costs will not offset any such reductions or streamlining of our operations. If our operating costs are higher than we expect, if the expected proceeds from the sale of under-utilized assets do not meet expectations, or if we do not maintain adequate control of our costs and expenses, our results of operations will suffer.
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
We derive a portion of our revenues from customers located outside of the U.S., and we have significant operations outside of the U.S., including engineering, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:
•Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•Requirements of foreign laws and other governmental controls, including tariffs, trade barriers and labor restrictions, and related laws that reduce the flexibility of our business operations;
•Potential changes in trade relations arising from policy initiatives or other political factors;
•Regulations or restrictions on the use, import, or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications;
•Local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;
•Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.;
•Fluctuations in currency exchange rates, economic instability, and inflationary conditions could make our solutions more expensive or could increase our costs of doing business in certain countries;
•Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;
•Difficulties in staffing, managing, and operating our international operations;
•Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•Costs and delays associated with developing software and providing support in multiple languages; and

•Political unrest, war, or terrorism, or regional natural disasters, particularly in areas in which we have facilities.
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
•Factors associated with our industry, the operation of our business, and the markets for our solutions may cause our quarterly financial results to fluctuate, including but not limited to:
•Fluctuations in demand for our solutions;
•Disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, such as the COVID-19 pandemic, or earthquakes, floods, or other natural disasters;
•Entry of new competition into our markets;
•Our ability to achieve targeted operating income and margins and revenues;
•Competitive pricing pressure for one or more of our solutions;
•Our ability to timely complete the release of new or enhanced versions of our solutions;
•The amount and timing of commencement and termination of major marketing campaigns;
•The number, severity, and timing of threat outbreaks (e.g. worms, viruses, malware, ransomware, and other malicious threats) and cyber security incidents (e.g., large scale data breaches);
•Loss of customers or strategic partners;
•Changes in the mix or type of solutions and subscriptions sold and changes in consumer retention rates;
•The rate of adoption of new technologies and new releases of operating systems, and new business processes;
•Consumer confidence and spending changes, which could be impacted by market changes and general economic conditions, among other reasons;
•The impact of litigation, regulatory inquiries, or investigations;
•The impact of acquisitions and divestitures and our ability to achieve expected synergies or attendant cost savings;
•Fluctuations in foreign currency exchange rates;
•Movements in interest rates;
•Changes in tax laws, rules, and regulations; and
•Changes in consumer protection laws and regulations.
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss), cash flows and working capital.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including impacts of the Tax Cuts and Jobs Act (H.R.1) (the 2017 Tax Act) arising from future interpretations of the 2017 Tax Act;
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's base erosion and profit shifting project, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings;
•Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•The tax effects of significant infrequently occurring events that may cause fluctuations between reporting periods;
•Tax assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place;
•Taxes arising in connection with the Broadcom sale;

•Taxes arising in connection to changes in our workforce, corporate entity structure or operations as they relate to tax incentives and tax rates.
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
As of July 3, 2020, we had an aggregate of $3,600 million of outstanding indebtedness that will mature in calendar years 2020 through 2025, including approximately $1 billion in aggregate principal amount of existing convertible notes, $2,300 million of senior notes and $500 million of outstanding term loans under our senior secured credit facility, and we may incur additional indebtedness in the future and/or enter into new financing arrangements. In addition, as of July 3, 2020, we had $1,000 million available for borrowing under our revolving credit facility. Our ability to meet expenses, to remain in compliance with the covenants under our debt instruments, and to pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.
Our level of indebtedness could have other important consequences, including the following:
•We must use a substantial portion of our cash flow from operations to pay interest and principal on the term loans and revolving credit facility, our existing senior notes, and other indebtedness, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;
•We may be unable to refinance our indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes;
•We are exposed to fluctuations in interest rates because borrowings under our senior credit facilities bear interest at variable rates;
•Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•We may be more vulnerable to an economic downturn or recession and adverse developments in our business;
•We may be unable to comply with financial and other covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation;
•Changes by any rating agency to our outlook or credit rating could negatively affect the value of our debt and/or our common stock, adversely affect our access to debt markets, and increase the interest we pay on outstanding or future debt; and

•Conversion of our convertible notes could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline.
There can be no assurance that we will be able to manage any of these risks successfully.
In addition, we conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make the required principal and interest payments on our indebtedness.
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
The existing credit agreements contain covenants that limit our ability and the ability of our restricted subsidiaries to:
•Incur additional debt;
•Create liens on certain assets to secure debt;
•Enter into certain sale and leaseback transactions;
•Pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; and
•Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of July 3, 2020, we have $578 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended July 3, 2020.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	FY21 Executive Annual Incentive Plan – Chief Executive Officer					X
10.02	FY21 Executive Annual Incentive Plan – Vice Presidents and Above					X
10.03	Forms of FY21 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan					X
10.04	Offer Letter with Natalie M. Derse dated June 19, 2020	8-K	000-17781	10.01	7/8/2020
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..					X
101.INS	The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTONLIFELOCK INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer

By:	/s/ Natalie Derse
Natalie Derse Chief Financial Officer

August 6, 2020