Form 10-Q
period 2020-10-02
NortonLifeLock Inc.
filed 2020-11-06
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of October 30, 2020 was 591,869,571 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended October 2, 2020

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	October 2, 2020	April 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,009	$2,177
Short-term investments	40	86
Accounts receivable, net	96	111
Other current assets	377	435
Assets held for sale	270	270
Total current assets	1,792	3,079
Property and equipment, net	75	238
Operating lease assets	85	88
Intangible assets, net	1,020	1,067
Goodwill	2,596	2,585
Other long-term assets	745	678
Total assets	$6,313	$7,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66	$87
Accrued compensation and benefits	73	115
Current portion of long-term debt	47	756
Contract liabilities	1,035	1,049
Current operating lease liabilities	28	28
Other current liabilities	499	587
Total current liabilities	1,748	2,622
Long-term debt	3,556	3,465
Long-term contract liabilities	39	27
Deferred income tax liabilities	180	149
Long-term income taxes payable	1,117	1,310
Long-term operating lease liabilities	81	73
Other long-term liabilities	68	79
Total liabilities	6,789	7,725
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 592 and 589 shares issued and outstanding as of October 2, 2020 and April 3, 2020, respectively	2,650	3,356
Accumulated other comprehensive income (loss)	22	(16)
Accumulated deficit	(3,148)	(3,330)
Total stockholders’ equity (deficit)	(476)	10
Total liabilities and stockholders’ equity (deficit)	$6,313	$7,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Net revenues	$626	$608	$1,240	$1,258
Cost of revenues	90	97	176	193
Gross profit	536	511	1,064	1,065
Operating expenses:
Sales and marketing	143	189	288	373
Research and development	63	85	128	186
General and administrative	68	90	121	186
Amortization of intangible assets	18	21	36	41
Restructuring and other costs	14	17	141	30
Total operating expenses	306	402	714	816
Operating income	230	109	350	249
Interest expense	(37)	(46)	(77)	(95)
Other income (expense), net	38	(3)	57	(2)
Income from continuing operations before income taxes	231	60	330	152
Income tax expense	65	22	15	76
Income from continuing operations	166	38	315	76
Income (loss) from discontinued operations	(102)	747	(133)	735
Net income	$64	$785	$182	$811

Income (loss) per share - basic:
Continuing operations	$0.28	$0.06	$0.53	$0.12
Discontinued operations	$(0.17)	$1.20	$(0.23)	$1.19
Net income per share - basic (1)	$0.11	$1.27	$0.31	$1.31

Income (loss) per share - diluted:
Continuing operations	$0.28	$0.06	$0.52	$0.12
Discontinued operations	$(0.17)	$1.16	$(0.22)	$1.14
Net income per share - diluted (1)	$0.11	$1.22	$0.30	$1.26

Weighted-average shares outstanding:
Basic	592	620	591	619
Diluted	600	644	607	643

(1) Net income per share amounts may not add due to rounding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Net income	$64	$785	$182	$811
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	26	9	37	2
Net unrealized gain on available-for-sale securities	—	1	1	2
Other comprehensive income from equity method investee	—	—	—	1
Other comprehensive income, net of taxes	26	10	38	5
Comprehensive income	$90	$795	$220	$816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended October 2, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 3, 2020	591	$2,713	$(4)	$(3,212)	$(503)
Net income	—	—	—	64	64
Other comprehensive income	—	—	26	—	26
Common stock issued under employee stock incentive plans	1	8	—	—	8
Shares withheld for taxes related to vesting of restricted stock units	—	(4)	—	—	(4)
Repurchases of common stock	—	(5)	—	—	(5)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(82)	—	—	(82)
Stock-based compensation	—	20	—	—	20
Balance as of October 2, 2020	592	$2,650	$22	$(3,148)	$(476)

Six months ended October 2, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income	—	—	—	182	182
Other comprehensive income	—	—	38	—	38
Common stock issued under employee stock incentive plans	4	10	—	—	10
Shares withheld for taxes related to vesting of restricted stock units	(1)	(21)	—	—	(21)
Repurchases of common stock	—	(5)	—	—	(5)
Cash dividends declared ($0.25 per share of common stock) and dividend equivalents accrued	—	(154)	—	—	(154)
Stock-based compensation	—	45	—	—	45
Extinguishment of convertible debt	—	(581)	—	—	(581)
Balance as of October 2, 2020	592	$2,650	$22	$(3,148)	$(476)

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended October 4, 2019	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 5, 2019	617	$4,701	$(12)	$561	$5,250
Net income	—	—	—	785	785
Other comprehensive income	—	—	10	—	10
Common stock issued under employee stock incentive plans	6	51	—	—	51
Shares withheld for taxes related to vesting of restricted stock units	—	(7)	—	—	(7)
Cash dividends declared ($0.075 per share of common stock) and dividend equivalents accrued	—	—	—	(48)	(48)
Stock-based compensation	—	71	—	—	71
Balance as of October 4, 2019	623	$4,816	$(2)	$1,298	$6,112

Six months ended October 4, 2019	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—	—	811	811
Other comprehensive income	—	—	5	—	5
Common stock issued under employee stock incentive plans	22	88	—	—	88
Shares withheld for taxes related to vesting of restricted stock units	(3)	(64)	—	—	(64)
Repurchases of common stock	(26)	(190)	—	(351)	(541)
Cash dividends declared ($0.15 per share of common stock) and dividend equivalents accrued	—	—	—	(95)	(95)
Stock-based compensation	—	170	—	—	170
Balance as of October 4, 2019	623	$4,816	$(2)	$1,298	$6,112

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	October 2, 2020	October 4, 2019
OPERATING ACTIVITIES:
Net income	$182	$811
Adjustments:
Amortization and depreciation	85	251
Impairments of current and long-lived assets	88	4
Stock-based compensation expense	45	150
Deferred income taxes	30	(707)
Gain on extinguishment of debt	(20)	—
Loss from equity interest	—	22
Gain on sale of property	(35)	—
Non-cash operating lease expense	11	23
Other	38	7
Changes in operating assets and liabilities:
Accounts receivable, net	13	111
Accounts payable	(24)	(32)
Accrued compensation and benefits	(36)	(20)
Contract liabilities	(25)	(129)
Income taxes payable	(299)	5
Other assets	21	(5)
Other liabilities	(17)	15
Net cash provided by operating activities	57	506
INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(76)
Proceeds from maturities and sales of short-term investments	46	120
Proceeds from sales of short-term investments	1	—
Proceeds from sale of property	118	—
Other	(5)	(5)
Net cash provided by investing activities	157	39
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(1,929)	—
Proceeds from issuance of debt, net of issuance costs	750	—
Net proceeds from sales of common stock under employee stock incentive plans	10	88
Tax payments related to restricted stock units	(30)	(65)
Dividends and dividend equivalents paid	(187)	(98)
Repurchases of common stock	(5)	(559)
Net cash used in financing activities	(1,391)	(634)
Effect of exchange rate fluctuations on cash and cash equivalents	9	(5)
Change in cash and cash equivalents	(1,168)	(94)
Beginning cash and cash equivalents	2,177	1,791
Ending cash and cash equivalents	$1,009	$1,697

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020. The results of operations for the six months ended October 2, 2020 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six-month periods in this report relate to fiscal periods ended October 2, 2020 and October 4, 2019. The three and six months ended October 2, 2020 consisted of 13 and 26 weeks, respectively, whereas the three and six months ended October 4, 2019 consisted of 13 and 27 weeks, respectively. Our 2021 fiscal year consists of 52 weeks and ends on April 2, 2021.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the six months ended October 2, 2020, except for those noted in Note 2, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020.
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

Debt with Conversion and Other options. In August 2020, the FASB issued new guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with embedded conversion features. As a result, after adopting the guidance, entities will no longer separately present embedded conversion features in equity. Instead, they will account for the convertible debt wholly as debt. The new guidance also requires use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. The standard will be effective for us in our first quarter of fiscal 2023, with early adoption permitted beginning in the first quarter of fiscal 2022. It may be applied retrospectively to each prior period presented or retrospectively with cumulative effect recognized in retained earnings as of the date of adoption. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our consolidated financial position, operating results or disclosures.
Note 3. Discontinued Operations and Assets Held for Sale
Discontinued operations
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
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During the first quarter of fiscal 2021, the transition services were substantially completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $1 million and $9 million during the three and six months ended October 2, 2020, respectively, which were presented as part of Other income (expense), net in the Condensed Consolidated Statements of Operations.
On October 1, 2020, we entered into multiple agreements with Broadcom for an aggregate amount of $200 million. We licensed Broadcom’s enterprise software, multiple security engines and related telemetry for 5.6 years, which will be amortized to continuing operations over the term of the license. In addition, we resolved all outstanding payments and certain claims related to the asset purchase and transition services agreements, which is included in discontinued operations.
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Net revenues	$—	$576	$—	$1,173
Gross profit	$—	$451	$—	$872
Operating income (loss)	$(133)	$107	$(175)	$124
Income (loss) before income taxes	$(132)	$108	$(173)	$124
Income tax benefit	$(30)	$(639)	$(40)	$(611)
Income (loss) from discontinued operations	$(102)	$747	$(133)	$735
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Six Months Ended
(In millions)	October 2, 2020	October 4, 2019
Amortization and depreciation	$—	$128
Stock-based compensation expense	$1	$95
Purchases of property and equipment	$—	$29
Assets held for sale
During the third and fourth quarters of fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition. We have actively marketed the properties and expect to sell them within the next twelve months. In fiscal 2021, we also considered the impact of the COVID-19 pandemic specifically as it affects the real estate values and demand. We determined that there were no impairments because the fair value of the properties less costs to sell exceeds their carrying value. Despite the uncertainty related to real estate values and demand as a result of the pandemic, we continue to execute plans to sell these properties classified as assets held for sale as of October 2, 2020.
On July 27, 2020, we completed the sale of certain properties, including land, buildings, furniture and fixtures, and leasehold improvements, for cash consideration of $118 million, net of selling costs. We recognized a gain of $35 million on the sale.

Note 4. Revenues
Contract liabilities
During the three and six months ended October 2, 2020, we recognized $452 million and $762 million from the contract liabilities balance at July 3, 2020 and April 3, 2020, respectively. During the three and six months ended October 4, 2019, we recognized $427 million and $767 million from the contract liabilities balance at July 5, 2019 and March 29, 2019, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of October 2, 2020, we had $790 million of remaining performance obligations, which does not include customer deposit liabilities of $284 million, of which we expect to recognize approximately 95% as revenue over the next twelve months.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 3, 2020	$2,585
Translation adjustments	11
Balance as of October 2, 2020	$2,596
Intangible assets, net

	October 2, 2020			April 3, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$505	$(266)	$239	$505	$(230)	$275
Developed technology	133	(99)	34	133	(85)	48
Total finite-lived intangible assets	638	(365)	273	638	(315)	323
Indefinite-lived trade names	747	—	747	744	—	744
Total intangible assets	$1,385	$(365)	$1,020	$1,382	$(315)	$1,067
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Statements of Operations Classification
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Customer relationships and other	$18	$21	$36	$41	Operating expenses
Developed technology	7	8	14	15	Cost of revenues
Total	$25	$29	$50	$56
As of October 2, 2020, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2021	$48
2022	92
2023	72
2024	60
2025	1
Total	$273

Note 6. Supplementary Information (in millions)
Cash and cash equivalents:

	October 2, 2020	April 3, 2020
Cash	$594	$483
Cash equivalents	415	1,694
Total cash and cash equivalents	$1,009	$2,177
Other current assets:

	October 2, 2020	April 3, 2020
Prepaid expenses	$94	$110
Income tax receivable and prepaid income taxes	173	150
Other tax receivable	91	88
Other	19	87
Total other current assets	$377	$435
Property and equipment, net:

	October 2, 2020	April 3, 2020
Land and buildings	$16	$115
Computer hardware and software	483	746
Office furniture and equipment	63	88
Leasehold improvements	60	128
Construction in progress	1	1
Total property and equipment, gross	623	1,078
Accumulated depreciation and amortization	(548)	(840)
Total property and equipment, net	$75	$238
On July 27, 2020, we completed the sale of certain properties with carrying value of $83 million, including land, buildings, furniture and fixtures, and leasehold improvements, which were included in property and equipment as of April 3, 2020. See Note 3 for more information on the sale.
Other long-term assets:

	October 2, 2020	April 3, 2020
Non-marketable equity investments	$188	$187
Long-term income tax receivable and prepaid income taxes	32	38
Deferred income tax assets	405	387
Other	120	66
Total other long-term assets	$745	$678
Short-term contract liabilities:

	October 2, 2020	April 3, 2020
Deferred revenue	$751	$709
Customer deposit liabilities	284	340
Total short-term contract liabilities	$1,035	$1,049

Other current liabilities:

	October 2, 2020	April 3, 2020
Income taxes payable	$121	$195
Other taxes payable	139	141
Other	239	251
Total other current liabilities	$499	$587
Long-term income taxes payable:

	October 2, 2020	April 3, 2020
Deemed repatriation tax payable	$531	$615
Uncertain tax positions (including interest and penalties)	586	695
Total long-term income taxes payable	$1,117	$1,310
Other income (expense), net:

	Three Months Ended		Six Months Ended
	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Interest income	$1	$8	$3	$18
Loss from equity interest	—	(11)	—	(22)
Foreign exchange gain (loss)	—	(1)	1	(2)
Gain on early extinguishment of debt	—	—	20	—
Gain on sale of property	35	—	35	—
Other	2	1	(2)	4
Other income (expense), net	$38	$(3)	$57	$(2)
Supplemental cash flow information:

	Six Months Ended
	October 2, 2020	October 4, 2019
Income taxes paid, net of refunds	$235	$165
Interest expense paid	$76	$86
Cash paid for amounts included in the measurement of operating lease liabilities	$17	$31
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$28	$13
Reduction of operating lease assets as a result of lease terminations and modifications	$22	$—
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1	$11
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

	October 2, 2020			April 3, 2020
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$414	$414	$—	$1,346	$1,346	$—
Corporate bonds	40	—	40	86	—	86
Total	$454	$414	$40	$1,432	$1,346	$86
The following table presents the contractual maturities of our investments in debt securities as of October 2, 2020:

(In millions)	Fair Value
Due in one year or less	$19
Due after one year through five years	21
Total	$40
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of October 2, 2020 and April 3, 2020, the carrying value of our non-marketable equity investments was $188 million and $187 million, respectively.
Current and long-term debt
As of October 2, 2020 and April 3, 2020, the total fair value of our current and long-term fixed rate debt was $2,416 million and $3,634 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Operating lease costs	$5	$10	$9	$22
Short-term lease costs	1	2	2	4
Variable lease costs	2	5	5	11
Total lease costs	$8	$17	$16	$37
Other information related to our operating leases as of October 2, 2020 was as follows:

Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	4.04%
See Note 6 for additional cash flow information related to our operating leases.

As of October 2, 2020, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2021	$17
2022	29
2023	22
2024	20
2025	14
Thereafter	17
Total lease payments	119
Less: Imputed interest	(10)
Present value of lease liabilities	$109
Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	October 2, 2020	April 3, 2020	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	$—	$750	4.25%
New 2.5% Convertible Senior Notes due April 1, 2022	250	250	2.63%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
2.0% Convertible Senior Notes due August 15, 2022	—	625	2.66%
New 2.0% Convertible Senior Notes due August 15, 2022	625	625	2.62%
Term Loan due November 4, 2024	500	500	LIBOR plus (1)
Delayed Draw Term Loan due November 4, 2024	750	—	LIBOR plus (1)
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	3,625	4,250
Less: unamortized discount and issuance costs	(22)	(29)
Total debt	3,603	4,221
Less: current portion	(47)	(756)
Total long-term debt	$3,556	$3,465

(1)The term loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	October 2, 2020	April 3, 2020
Term Loan due November 4, 2024	1.56%	2.88%
Delayed Draw Term Loan due November 4, 2024	1.56%	N/A
As of October 2, 2020, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2021	$16
2022	312
2023	1,088
2024	62
2025	1,047
Thereafter	1,100
Total future maturities of debt	$3,625
Repayments of Convertible Senior Notes
In February 2020, we exchanged $250 million of our 2.5% Convertible Notes and $625 million of our 2.0% Convertible Notes for new convertible notes of the same principal amounts and certain cash consideration. In May 2020, we settled the $625 million principal and conversion rights of the 2.0% Convertible Senior Notes in cash. The aggregate settlement amount of $1,179 million was based on $19.25 per underlying share into which the 2.0% Convertible Notes were convertible. In addition, we paid $3 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $581 million and a gain on extinguishment of $20 million.
As of October 2, 2020 and April 3, 2020, the Convertible Senior Notes consisted of the following:

	October 2, 2020		April 3, 2020
(In millions)	New 2.5% Convertible Notes	New 2.0% Convertible Notes	New 2.5% Convertible Notes	New 2.0% Convertible Notes	2.0% Convertible Notes
Liability components:
Principal	$250	$625	$250	$625	$625
Unamortized discount and issuance costs	—	(7)	(1)	(9)	(6)
Net carrying amount	$250	$618	$249	$616	$619

Equity component net of tax	$43	$56	$43	$56	$12
Based on the closing price of our common stock of $20.56 on October 2, 2020, the if-converted value of the New 2.5% Convertible Notes and the New 2.0% Convertible Notes exceeded the principal amount by approximately $57 million and $4 million, respectively.
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Contractual interest expense	$4	$9	$10	$19
Amortization of debt discount and issuance costs	$1	$4	$2	$8
Payments in lieu of conversion price adjustments (1)	$3	$—	$5	$—

(1) Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
Delayed draw term loan
On September 14, 2020, we drew a term loan of $750 million (the Delayed Draw Term Loan) under an existing credit facility agreement. The Delayed Draw Term Loan bears interest at LIBOR, as adjusted for statutory reserves, plus a margin ranging from 1.125% to 1.75%. The principal amount of the Delayed Draw Term Loan is repayable in quarterly installments on the last business day of each calendar quarter, commencing with the quarter ended March 31, 2021 in an amount equal to 1.25% of the aggregate principal amount that was outstanding immediately after the borrowings of the Delayed Draw Term Loan and in the outstanding principal amount upon the November 2024 maturity date. We may voluntarily repay outstanding principal balances without penalty.
Repayments of Senior Notes
On September 15, 2020, we fully repaid the principal and accrued interest under the 4.2% Senior Notes due September 2020, which had an aggregate principal amount outstanding of $750 million.
Revolving credit facility
We have a revolving line of credit of $1,000 million through November 2024. Borrowings under the revolving line of credit bear interest at a floating rate based on our debt ratings and our consolidated leverage ratios. The unused revolving line of credit is subject to a commitment fee ranging from 0.125% to 0.30% per annum. As of October 2, 2020 and April 3, 2020, there were no borrowings outstanding under our revolving credit facilities.
Debt covenant compliance
Our term loan and revolving credit facility agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of October 2, 2020, we were in compliance with all debt covenants.
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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of October 2, 2020 and April 3, 2020, the fair value of these contracts was insignificant. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Foreign exchange forward contracts gain (loss)	$1	$(6)	$11	$(6)
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of October 2, 2020 and April 3, 2020.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	October 2, 2020	April 3, 2020
Foreign exchange forward contracts purchased	$239	$362
Foreign exchange forward contracts sold	$118	$57
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
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. These actions were substantially completed during the three months ended October 2, 2020. As of October 2, 2020, we have incurred total costs of $503 million under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors also approved an equity-based severance program under which certain equity awards held by certain terminated employees were accelerated. As of October 2, 2020, we have incurred $125 million of stock-based compensation related to our equity-based severance program. See Note 14 for more information on the impact of this program.
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Severance and termination benefit costs	$4	$17	$18	$28
Contract cancellation charges	1	—	49	—
Stock-based compensation charges	1	—	8	—
Asset write-offs and impairment	3	—	58	—
Other exit and disposal costs	5	—	8	2
Total restructuring and other costs	$14	$17	$141	$30
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations for all periods presented. Our restructuring and other costs attributable to discontinued operations are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Severance and termination benefit costs	$27	$33	$64	$45
Separation costs	1	7	2	7
Total restructuring and other costs	$28	$40	$66	$52

Restructuring summary
Our activities related to our November 2019 Plan are presented in the table below:

(In millions)	Liability Balance as of April 3, 2020	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of October 2, 2020
Severance and termination benefit costs	$35	$82	$(109)	$—	$8
Contract cancellation charges	7	49	(7)	(36)	13
Stock-based compensation charges	—	8	—	(8)	—
Asset write-offs and impairments	—	58	—	(58)	—
Other exit and disposal costs	—	8	(8)	—	—
Total	$42	$205	$(124)	$(102)	$21
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Income from continuing operations before income taxes	$231	$60	$330	$152
Income tax expense	$65	$22	$15	$76
Effective tax rate	28%	37%	5%	50%
Our effective tax rate for income from continuing operations for the three and six months ended October 2, 2020 differs from the federal statutory income tax rate primarily due to various permanent differences, foreign return to provision adjustments, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit. In addition, for the six months ended October 2, 2020, we recorded a tax benefit related to a favorable tax ruling in Japan.
Our effective tax rate for income from continuing operations for the three and six months ended October 4, 2019 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's holding in Altera Corp. v. Commissioner (which the Supreme Court declined to review in June 2020), various permanent differences, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit.
The aggregate changes in the balance of gross unrecognized tax benefits for the six months ended October 2, 2020 were as follows:

(In millions)
Balance as of April 3, 2020	$724
Settlements with tax authorities	(17)
Lapse of statute of limitations	(14)
Increase related to prior period tax positions	12
Decrease related to prior period tax positions	(52)
Increase related to current year tax positions	12
Balance as of October 2, 2020	$665
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Given the potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, we are unable to accurately estimate when these unrecognized tax benefits will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months.
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

Dividends
On November 5, 2020, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2020. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of October 2, 2020, we had $573 million remaining under the authorization to be completed in future periods with no expiration date.
The following table summarizes activity related to this program:

	Six Months Ended
(In millions, except per share amounts)	October 2, 2020		October 4, 2019
Number of shares repurchased	—	(1)	25
Average price per share	$22.90		$21.85
Aggregate purchase price	$5		$541

(1) The number of shares repurchased was less than 1 million.
In addition, repurchases of 1 million shares executed during fiscal 2019 settled during the six months ended October 4, 2019.
Accumulated other comprehensive income (loss)
Components of Accumulated other comprehensive income (loss), net of taxes, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain on Available-For-Sale Securities	Total
Balance as of April 3, 2020	$(16)	$—	$(16)
Other comprehensive income before reclassifications	37	1	38
Balance as of October 2, 2020	$21	$1	$22
Note 14. Employee Equity Incentive Plans
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Cost of revenues	$1	$1	$1	$1
Sales and marketing	5	6	9	13
Research and development	7	8	13	15
General and administrative	6	14	14	26
Restructuring and other costs	1	—	8	—
Other income, net	—	—	(1)	—
Total stock-based compensation from continuing operations	20	29	44	55
Discontinued operations	—	41	1	95
Total stock-based compensation expense	$20	$70	$45	$150
Income tax benefit for stock-based compensation expense	$(4)	$(14)	$(10)	$(29)
As of October 2, 2020, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $121 million, which will be recognized over an estimated weighted-average amortization period of 1.7 years.

The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Six Months Ended
(In millions, except per grant data)	October 2, 2020	October 4, 2019
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$20.67	$19.50
Awards granted	3	12
Total fair value of awards released	$66	$199
Outstanding and unvested	6	20
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$27.82	$19.21
Awards granted	1	2
Total fair value of awards released	$3	$28
Outstanding and unvested at target payout	2	3
Stock options:
Weight-average fair value per award granted	$—	$4.76
Awards granted	—	2
Total intrinsic value of stock options exercised	$4	$113
Outstanding	1	6
Exercisable	—	4
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of October 2, 2020 and April 3, 2020, current dividends payable related to DER was $49 million and $62 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $10 million and $31 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
In connection with the Broadcom sale, during the first quarter of fiscal 2021 and fiscal 2020, we entered into severance and retention arrangements with certain executives. Pursuant to these agreements, these executives are entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity may be earned at levels of 0% to 150%, subject to market and service conditions. In addition, during the six months ended October 2, 2020 and fiscal 2020, we entered into severance and retention arrangements with certain other employees in connection with restructuring activities and the Broadcom sale, which accelerated either a portion or all of the vesting of their stock-based awards.
The following table summarizes the stock-based compensation expense recognized as a result of these modifications:

(In millions)	Three Months Ended October 2, 2020	Six Months Ended October 2, 2020
Sales and marketing	$1	$2
Research and development	3	5
General and administrative	3	6
Restructuring and other costs	1	8
Total stock-based compensation	$8	$21
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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Income from continuing operations	$166	$38	$315	$76
Income (loss) from discontinued operations	(102)	747	(133)	735
Net income	$64	$785	$182	$811
Income (loss) per share - basic:
Continuing operations	$0.28	$0.06	$0.53	$0.12
Discontinued operations	$(0.17)	$1.20	$(0.23)	$1.19
Net income per share - basic (1)	$0.11	$1.27	$0.31	$1.31
Income (loss) per share - diluted:
Continuing operations	$0.28	$0.06	$0.52	$0.12
Discontinued operations	$(0.17)	$1.16	$(0.22)	$1.14
Net income per share - diluted (1)	$0.11	$1.22	$0.30	$1.26

Weighted-average shares outstanding - basic	592	620	591	619
Dilutive potentially issuable shares:
Convertible debt	5	16	13	13
Employee equity awards	3	8	3	11
Weighted-average shares outstanding - diluted	600	644	607	643

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	—	2	1	3

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The conversion price of each convertible debt applicable in the periods presented is as follows:

	Three Months Ended		Six Months Ended
	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77	N/A	$16.77
2.0% Convertible Senior Notes due August 15, 2022	N/A	$20.41	$10.23	$20.41
New 2.5% Convertible Senior Notes due April 1, 2022	$16.77	N/A	$16.77	N/A
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	N/A	$20.41	N/A

Note 16. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Consumer security	$370	$354	$733	$735
Identity and information protection	256	241	507	496
ID Analytics	—	13	—	27
Total net revenues	$626	$608	$1,240	$1,258
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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Americas	$450	$447	$898	$926
EMEA	98	92	194	189
APJ	78	69	148	143
Total net revenues	$626	$608	$1,240	$1,258

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $428 million and $855 million during the three and six months ended October 2, 2020, respectively, and $427 million and $883 million during the three and six months ended October 4, 2019, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	October 2, 2020	April 3, 2020
U.S.	$463	$1,345
International	586	918
Total cash, cash equivalents and short-term investments	$1,049	$2,263
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	October 2, 2020	April 3, 2020
U.S.	$37	$174
Ireland	34	34
Other countries (1)	4	30
Total property and equipment, net	$75	$238

(1)No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	October 2, 2020	April 3, 2020
U.S.	$61	$40
India	11	11
Japan	7	10
Other countries (1)	6	27
Total operating lease assets	$85	$88

(1)No other individual country represented more than 10% of the respective totals.
Significant customers
Customers that accounted for over 10% of our net accounts receivable were as follows:

	October 2, 2020	April 3, 2020
Customer A	38%	39%

Note 17. Commitments and Contingencies
Purchase obligations
As of October 2, 2020, we had purchase obligations of $465 million associated with agreements for purchases of goods or services. The amount of purchase obligations reflects estimated future payments as of October 2, 2020 according to the contract terms.
Deemed repatriation taxes
As of October 2, 2020, we are required to pay a one-time transition tax of $599 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Tax Cuts and Jobs Act.
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
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. On October 21, 2019, the DOJ moved for a Prejudgment Writ of Sequestration for the Company to set aside $1,090 million to pay a judgment, should the United States prevail in this litigation, under the Federal Debt Collection Procedures Act. The Writ was sought in response to the Company’s announcement of its plans to distribute the after-tax proceeds of the sale of the Symantec enterprise business to Broadcom to its shareholders via a special dividend. The Court denied the Writ on December 12, 2019, on the basis of the Government’s failure to establish the “probable validity” of the debt, the amount sought to be sequestered, and the Company’s available cash, cash equivalents and short-term investments. The Court permitted the DOJ limited discovery of facts relevant to the Company’s financial state and financial projections and the option to renew its motion if appropriate and supported by the analysis of its own financial expert. That discovery period has now closed. On March 30, 2020, the Court issued an Order granting in part and denying in part our motion for summary judgment and granting in part and denying in part the United States’ motion for partial summary judgment. On May 5, 2020, the Court ordered the parties to mediation, which concluded on September 4, 2020 without resolving the matter. On August 6, 2020, the Court set a trial date of August 2, 2021. On September 15, 2020, the Court ordered the parties to a further mediation, which is expected to occur in or about February 2021. On September 30, 2020, the Company filed a Motion for Reconsideration of certain rulings in the Court’s March 30 Summary Judgment Order. At this time, our current estimate of the low end of the range of probable estimated losses from this matter is $50 million, which we have accrued. It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions, divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; anticipated tax rates, benefits and expenses; the impact of the COVID-19 pandemic on our operations and financial performance, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this quarterly report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
NortonLifeLock Inc. is leading provider of Cyber Safety solutions for consumers. Our NortonLifeLock branded solutions help consumers protect their devices, online privacy, identity, and home networks.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended October 2, 2020 consisted of 13 and 26 weeks, respectively, whereas the three and six months ended October 4, 2019 consisted of 13 and 27 weeks, respectively. Our 2021 fiscal year consists of 52 weeks and ends on April 2, 2021.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Net revenues	$626	$608	$1,240	$1,258
Operating income	$230	$109	$350	$249
Income from continuing operations	$166	$38	$315	$76
Income (loss) from discontinued operations	$(102)	$747	$(133)	$735
Net income	$64	$785	$182	$811
Net income per share from continuing operations - diluted	$0.28	$0.06	$0.52	$0.12
Net loss per share from discontinued operations - diluted	$(0.17)	$1.16	$(0.22)	$1.14
Net income per share - diluted	$0.11	$1.22	$0.30	$1.26

	As Of
(In millions)	October 2, 2020	April 3, 2020
Cash, cash equivalents and short-term investments	$1,049	$2,263
Cash provided by operating activities	$57	$506
Contract liabilities	$1,074	$1,076
Below are our financial highlights for the second quarter of fiscal 2021, compared to the corresponding period in the prior year:
•Net revenues increased $18 million, due to higher sales in both our consumer security products and identity and information protection products.
•Operating income increased $121 million, primarily due to lower compensation expense, outside services expense, and facility and IT costs that were driven by our cost reduction programs.

•Income from continuing operations increased $128 million, primarily due to higher operating income and gain on sale of Culver City property, partially offset by higher income tax expense.
•We incurred a loss from discontinued operations, net of tax, compared to a gain during the corresponding period in fiscal 2020, primarily due to a lower income tax benefit, the absence of operating income as a result of the sale of certain of our Enterprise Security assets and liabilities to Broadcom Inc. on November 4, 2019 (the Broadcom sale), and a settlement with Broadcom in the second quarter of fiscal 2021 of all outstanding payments and certain claims related to the Broadcom sale.
•Net income and net income per share decreased, primarily due to a higher loss from discontinued operations for the reasons discussed above, partially offset by higher income from continuing operations.
Below are our financial highlights for the first six months of fiscal 2021, compared to the corresponding period in the prior year unless stated otherwise:
•Net revenues decreased $18 million, due to the favorable impact of the additional week in the first quarter of fiscal 2020 and absence of revenues from ID Analytics solutions, which was divested on January 31, 2020, offset by higher sales in both our consumer security products and identity and information protection products.
•Operating income increased $101 million, primarily due to lower compensation expense, outside services expense, and facility and IT costs that were driven by our cost reduction programs, partially offset by higher costs recognized in connection with our restructuring plans.
•Income from continuing operations increased $239 million, primarily due to higher operating income, gain on sale of our Culver City property, gain on extinguishment of debt, and lower income tax expense.
•We incurred a loss from discontinued operations, net of tax, compared to a gain during the corresponding period in fiscal 2020, primarily due to a lower income tax benefit, the absence of operating income as a result of the Broadcom sale, and a settlement with Broadcom in the second quarter of fiscal 2021 of all outstanding payments and certain claims related to the Broadcom sale.
•Net income and net income per share decreased, primarily due to the higher loss from discontinued operations, partially offset by higher income from continuing operations.
•Cash, cash equivalents and short-term investments decreased by $1,214 million compared to April 3, 2020, primarily due to repayment of debt, net of borrowings, and to a lesser extent, payments for dividends and dividend equivalents, partially offset by proceeds from sale of our Culver City property. In May 2020, we settled the principal and conversion rights of $625 million of our 2.0% Convertible Notes for $1,179 million in cash.
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
To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a near company-wide work-from-home requirement for most employees until further notice, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures over the long-term could negatively affect our customer success efforts, sales and marketing efforts, or create operational or other challenges, such as a reduction in employee productivity because of the work from home requirement, any of which could harm our business and results of operations. Further, if the COVID-19 pandemic has a substantial impact on our employees, partners or third-party service providers’ health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted. Additionally, if employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation. Although we have not yet experienced a material increase in customer cancellations or a material reduction in our retention rate in calendar 2020, a prolonged economic downturn or recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, our ability to refinance our debt, and our access to capital.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended October 2, 2020.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Net revenues	100%	100%	100%	100%
Cost of revenues	14	16	14	15
Gross profit	86	84	86	85
Operating expenses:
Sales and marketing	23	31	23	30
Research and development	10	14	10	15
General and administrative	11	15	10	15
Amortization of intangible assets	3	3	3	3
Restructuring and other costs	2	3	11	2
Total operating expenses	49	66	58	65
Operating income	37	18	28	20
Interest expense	(6)	(8)	(6)	(8)
Other income (expense), net	6	—	5	—
Income from continuing operations before income taxes	37	10	27	12
Income tax expense	10	4	1	6
Income from continuing operations	27	6	25	6
Income (loss) from discontinued operations	(16)	123	(11)	58
Net income	10%	129%	15%	64%

Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 2, 2020	October 4, 2019	Change in %	October 2, 2020	October 4, 2019	Change in %
Net revenues	$626	$608	3%	$1,240	$1,258	(1)%
Three Months Ended October 2, 2020 Compared with Three Months Ended October 4, 2019
Net revenues increased $18 million, due to a $16 million increase in sales of our consumer security products and a $15 million increase in sales of our identity and information protection products, partially offset by a $13 million decrease as a result of the divestiture of ID Analytics solutions in January 2020.
Six Months Ended October 2, 2020 Compared with Six Months Ended October 4, 2019
Net revenues decreased $18 million, due to approximately $44 million of revenue from the additional week in the first quarter of fiscal 2020 and a $27 million decrease as a result of the divestiture of ID Analytics solutions, offset by a $27 million increase in sales of our consumer security products and a $26 million increase in sales of our identify and information protection products.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes non-GAAP supplemental key performance metrics for our consumer solutions:

	Three Months Ended
(In millions, except for per user amounts)	October 2, 2020	October 4, 2019
Direct customer revenues	$563	$536	(1)
Average direct customer count	20.6	20.1
Direct customer count (at quarter end)	20.7	20.1
Direct average revenue per user (ARPU)	$9.10	$8.88

(1) Direct customer revenues in the second quarter of fiscal 2020 excludes $13 million of revenue from ID Analytics solutions.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with the Company at the end of the reported period. Users with multiple products or entitlements are counted for based on which solutions they are subscribed. We exclude users on free trials and promotions and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscription directly with us. For the three months ended October 2, 2020 and October 4, 2019, partner revenues were $63 million and $59 million, respectively.
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
Net revenues by geographical region

	Three Months Ended		Six Months Ended
	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Americas	72%	74%	72%	74%
EMEA	16%	15%	16%	15%
APJ	12%	11%	12%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the second quarter and the first six months of fiscal 2021 was similar to the corresponding periods in the prior year.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 2, 2020	October 4, 2019	Change in %	October 2, 2020	October 4, 2019	Change in %
Cost of revenues	$90	$97	(7)%	$176	$193	(9)%
Three Months Ended October 2, 2020 Compared with Three Months Ended October 4, 2019
Our cost of revenues decreased $7 million, primarily due to decreases in technical support costs and royalty charges, partially offset by an increase in commissions, reflecting higher investments in affiliate marketing programs.
Six Months Ended October 2, 2020 Compared with Six Months Ended October 4, 2019
Our cost of revenues decreased $17 million, primarily due to decreases in technical support costs and royalty charges, partially offset by an increase in commissions, reflecting higher investments in affiliate marketing programs.

Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 2, 2020	October 4, 2019	Change in %	October 2, 2020	October 4, 2019	Change in %
Sales and marketing	$143	$189	(24)%	$288	$373	(23)%
Research and development	63	85	(26)%	128	186	(31)%
General and administrative	68	90	(24)%	121	186	(35)%
Amortization of intangible assets	18	21	(14)%	36	41	(12)%
Restructuring and other costs	14	17	(18)%	141	30	370%
Total operating expenses	$306	$402	(24)%	$714	$816	(13)%
Three Months Ended October 2, 2020 Compared with Three Months Ended October 4, 2019
Sales and marketing expense decreased $46 million, due to a $46 million decrease in shared facility and IT costs.
Research and development expense decreased $22 million, primarily due to a $26 million decrease in compensation expense and shared facility and IT costs.
General and administrative expense decreased $22 million, primarily due to a $37 million decrease in compensation expense and shared facility and IT costs, and an $18 million decrease in outside services expense, partially offset by a legal accrual of $25 million in the second quarter of fiscal 2021 relating to an ongoing civil suit involving a government contract.
The overall decreases in our sales and marketing, research and development and general and administrative expenses were driven by our cost reduction initiatives.
Amortization of intangible assets and restructuring and other costs remained relatively flat.
Six Months Ended October 2, 2020 Compared with Six Months Ended October 4, 2019
Sales and marketing expense decreased $85 million, primarily due to a $93 million decrease in shared facility and IT costs, partially offset by a $9 million increase in advertising and promotional expense.
Research and development expense decreased $58 million, primarily due to a $57 million decrease in compensation expense and shared facility and IT costs.
General and administrative expense decreased $65 million, primarily due to a $70 million decrease in compensation expense and shared facility and IT costs, and an $26 million decrease in outside services expense, partially offset by a legal accrual of $25 million in the first six months of fiscal 2021 relating to an ongoing civil suit involving a government contract.
The overall decreases in our sales and marketing, research and development and general and administrative expenses were driven by our cost reduction initiatives.
Amortization of intangible assets remained relatively flat.
Restructuring and other costs increased $111 million, primarily due to $58 million of assets write-offs and impairments and $49 million of contract cancellation charges incurred in the first six months of fiscal 2021 associated with our November 2019 restructuring plan (the November 2019 Plan).
Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Interest expense	$(37)	$(46)	$(77)	$(95)
Interest income	1	8	3	18
Loss from equity interest	—	(11)	—	(22)
Foreign exchange gain (loss)	—	(1)	1	(2)
Gain on extinguishment of debt	—	—	20	—
Gain on sale of property	35	—	35	—
Other	2	1	(2)	4
Total non-operating income (expense), net	$1	$(49)	$(20)	$(97)
Three Months Ended October 2, 2020 Compared with Three Months Ended October 4, 2019
Non-operating income, net, increased $50 million, primarily due to the gain on sale of our Culver City property in the second quarter of fiscal 2021 and the absence of loss from our equity interest in DigiCert Parent Inc., which was divested in the third quarter of fiscal 2020.

Six Months Ended October 2, 2020 Compared with Six Months Ended October 4, 2019
Non-operating expense, net, decreased $77 million, primarily due to the gain on sale of our Culver City property in the second quarter of fiscal 2021, the gain on extinguishment of debt due to the repayment of our 2.0% Convertible Notes in the first quarter of fiscal 2021, the absence of loss from our equity interest in DigiCert Parent Inc., which was divested in the third quarter of fiscal 2020, and lower interest expense as a result of debt repayments. These decreases were partially offset by lower interest income as a result of lower investments in money market funds and short-term investments in the first six months of fiscal 2021 compared to the prior year period.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	October 2, 2020	October 4, 2019	October 2, 2020	October 4, 2019
Income from continuing operations before income taxes	$231	$60	$330	$152
Income tax expense	$65	$22	$15	$76
Effective tax rate	28%	37%	5%	50%
Our effective tax rate for income from continuing operations for the second quarter and the first six months of fiscal 2021 differs from the federal statutory income tax rate primarily due to various permanent differences, foreign return to provision adjustments, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit. In addition, for the first six months of fiscal 2021, we recorded a tax benefit related to a favorable tax ruling in Japan.
Our effective tax rate for income from continuing operations for the second quarter and the first six months of fiscal 2020 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's holding in Altera Corp. v. Commissioner (which the Supreme Court declined to review in June 2020), various permanent differences, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Given the potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, we are unable to accurately estimate when these unrecognized tax benefits will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months.
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
As of October 2, 2020, we had cash, cash equivalents and short-term investments of $1,049 million, of which $586 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
We also have an undrawn revolving credit facility of $1,000 million which expires in November 2024.
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
Divestiture of Enterprise Security business
In fiscal 2020, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom. In the six months ended October 2, 2020, we paid approximately $70 million of U.S. and foreign income taxes as a result of the transaction, and we expect to pay additional income taxes of $2 million in fiscal 2021 as a result of the transactions.
On October 1, 2020, we entered into multiple agreements with Broadcom for an aggregate amount of $200 million. We licensed Broadcom’s enterprise software, multiple security engines and related telemetry for 5.6 years. In addition, we resolved all outstanding payments and certain claims related to the asset purchase and transition services agreements.
Debt
In May 2020, we settled the $625 million principal and conversion rights of our 2.0% Convertible Notes for $1,179 million in cash. In September 2020, we borrowed $750 million under the Delayed Draw Term Loan, which will mature in November 2024, and used the entire amount of the proceeds to repay in full the principal and accrued interest under our 4.2% Senior Notes due September 2020.
Sale of certain assets
On July 27, 2020, we completed the sale of certain assets, which were previously classified as held for sale, for cash consideration of $118 million, net of selling costs.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	October 2, 2020	October 4, 2019
Net cash provided by (used in):
Operating activities	$57	$506
Investing activities	$157	$39
Financing activities	$(1,391)	$(634)
See Note 3 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our discontinued operations.
Cash from operating activities
Our cash flows for the first six months of fiscal 2021 reflected net income of $182 million, adjusted by non-cash items, consisting primarily of impairments of current and long-lived assets of $88 million, amortization and depreciation of $85 million, stock-based compensation expense of $45 million, deferred income taxes of $30 million and gain on sale of property of $35 million. Our cash flows for the first six months of fiscal 2020 reflected net income of $811 million adjusted by non-cash items, consisting primarily of deferred income tax benefits of $707 million, amortization and depreciation of $251 million, and stock-based compensation expense of $150 million.
Changes in operating assets and liabilities in the first six months of fiscal 2021 consisted primarily of the following:
Accounts receivable decreased $13 million, compared to $111 million in the first six months of fiscal 2020, primarily due to the absence of Enterprise Security billings after the close of the Broadcom sale and the collection of those receivables thereafter.
Contract liabilities decreased $25 million, compared to $129 million in the first six months of fiscal 2020, primarily due to the absence of Enterprise Security billings after the close of the Broadcom sale.
Income tax payable decreased by $299 million, compared to an increase of $5 million in the first six months of fiscal 2020, primarily due to tax payments made in the first six months of fiscal 2021, including payments related to Broadcom sale, and a decrease in unrecognized tax benefits as a result of a favorable tax ruling.
Cash from investing activities
Our cash flows from investing activities in the first six months of fiscal 2021 consisted primarily of proceeds from the sale of our Culver City property of $118 million and proceeds from maturities and sales of short-term investments of $46 million. Our investing activities in the first six months of fiscal 2020 consisted primarily of proceeds from maturities and sales of short-term investments of $120 million, partially offset by capital expenditures of $76 million.
Cash from financing activities
Our cash flows from financing activities in the first six months of fiscal 2021 consisted primarily of repayments of debt of $1,929 million in connection with the settlement of our 2.0% Convertible Notes and repayments of our 4.2% Senior Notes, and payment of dividends and dividend equivalents of $187 million, partially offset by proceeds from issuance of debt of $750 million under our Delayed Draw Term Loan. Our financing activities in the first six months of fiscal 2020 consisted primarily of common stock repurchases of $559 million, payment of dividends and dividend equivalents of $98 million, and tax withholding payments related to restricted stock units of $65 million.

Cash requirements
Debt - As of October 2, 2020, our total outstanding principal amount of indebtedness is summarized as follows. See Note 9 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	October 2, 2020
Term Loans	$1,250
Senior Notes	1,500
Convertible Senior Notes	875
Total debt	$3,625
Debt covenant compliance. The credit agreement we entered into in November 2019 contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. As of October 2, 2020, we were in compliance with all debt covenants.
Dividends. On November 5, 2020, we announced the declaration of a cash dividend of $0.125 per share of common stock to be paid in December 2020. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of October 2, 2020, the remaining balance of our stock repurchase authorization was $573 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Restructuring. Under our restructuring plan approved by our Board of Directors in November 2019, we have incurred cash expenditures for severance and termination benefits and contract terminations. As of October 2, 2020, we have incurred total costs of $503 million in connection with the November 2019 Plan, excluding stock-based compensation expense. During the first six months of fiscal 2021, we made $124 million in cash payments related to the November 2019 Plan. These actions were substantially completed by September 2020. See Note 11 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our restructuring activities.
Contractual obligations
The following is a schedule of our significant contractual obligations as of October 2, 2020. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$3,625	$47	$1,400	$2,178	$—
Interest payments on debt (1)	424	111	182	131	—
Purchase obligations (2)	465	387	50	24	4
Deemed repatriation taxes (3)	599	68	196	335	—
Operating leases (4)	119	32	47	27	13
Total	$5,232	$645	$1,875	$2,695	$17

(1)Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Term Loans. Interest on variable rate debt was calculated using the interest rate in effect as of October 2, 2020. See Note 9 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Term loans.
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
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of October 2, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $586 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 12 to the Condensed Consolidated Financial Statements for further information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first six months of fiscal 2021, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2020.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors during the second quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
COVID-19 RISKS
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
RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY
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
We have in the past incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation. We believe that we also must continue to dedicate a significant amount of resources to our research and development efforts to decrease our reliance on third parties for our Engine-Related Services described further below. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and create or increase demand for our solutions, which may cause declines in our customer retention rates and revenues that could adversely impact our business and operating results.

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
We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, we could lose market share and experience a decline in our revenues that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers.
Our competitors include software vendors that offer solutions that directly compete with our offerings. We face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of our competitors are increasingly developing and incorporating into their products, data protection software that competes at some levels with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions. Many of our competitors have greater financial, technical, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours, including through investing more in internal innovation than we can. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us. We also face competition from many smaller companies that specialize in particular segments of the market in which we compete.
In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware original equipment manufacturers (OEMs) and internet service providers (ISPs) and Operating Systems. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or if these partners more actively promote our competitors’ solutions than our own. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and operating results.
We may need to change our pricing models to compete successfully.
The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings, we may need to lower prices in order to compete successfully. Similarly, if there is pressure by competitors to raise prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in fiscal 2021, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
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
•Our reliance on multiple channels subjects us to events that could cause unpredictability in demand, which could increase the risk that we may be unable to plan effectively for the future and adversely affect our operating results;
•Any consolidation of electronics retailers can increase their negotiating power with respect to software providers such as us and any decline in the number of physical retailers could decrease the channels of distribution for us;
•The continued consolidation of online sales through a small number of larger channels has been increasing, which could reduce the channels available for online distribution of our solutions; and
•Sales through our partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of sales, or cause our partners to suffer financial difficulty which could delay payments to us, affecting our operating results.
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
•Customer dissatisfaction if they do not receive the full benefit of our services due to their failure to provide all relevant data or remediation services;
•Our guarantee may not meet our customers’ expectations; and
•Changes in our target customers’ spending levels as a result of general economic conditions or other factors.
If we do not retain our existing customers and add new customers to grow our customer base, our revenue may grow more slowly than expected or decline, and our operating results, gross margins and business will be harmed.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019 we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the “Broadcom sale”). These activities can involve a number of risks and challenges, including:
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

•Difficulty in entering new markets in which we may have no or limited experience and where competitors in such markets have stronger market positions;
•Increased or unexpected costs and working capital requirements;
•Dilution of stock ownership of existing stockholders;
•Unanticipated delays or failure to meet contractual obligations;
•Substantial accounting charges for acquisition-related costs, asset impairments, amortization of intangible assets, and higher levels of stock-based compensation expense; and
•Difficulty in realizing potential benefits, including cost savings and operational efficiencies, synergies and growth prospects from integrating acquired businesses.
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
We may not realize some or all of the anticipated benefits from the Broadcom sale. The resource constraints that resulted from the completion of the transaction, included the loss of employees including many industry-specific engineers, the lack of which could have a negative impact on our business and products., and could have a continuing impact on the execution of our business strategy and our overall operating results.
We are dependent upon Broadcom for certain engineering and threat response services, which are critical to our products and business.
Our endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom committed to provide these Engine-Related Services under a license agreement with Broadcom that expires in 2026, substantially to the same extent and in substantially the same manner, as has been historically provided.
As a result, we are dependent on Broadcom for services and technology that are critical to our business, and if Broadcom fails to deliver these Engine-Related Services it would result in significant business disruption, and our business and operating results and financial condition could be materially and adversely affected. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative or additional sources if our current sources become unavailable, and if we are able to obtain alternative sources, we could be unable to integrate or deploy them in time, which could impact our ability to compete effectively and have a material adverse effect on our business. Additionally, in connection with the Broadcom sale, we lost other capabilities, including certain threat intelligence data which were historically provided by our former Enterprise Security business, the lack of which could have a negative impact on our business and products.
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
In order to attract and retain personnel in a competitive marketplace, we must provide competitive pay packages, including cash and equity-based compensation. Additionally, changes in immigration laws could impair our ability to attract and retain highly qualified employees. If we fail to attract, retain and motivate new or existing personnel, our business, results of operations and future growth prospects could suffer. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may not have an adequate number of shares reserved under our equity compensation plans, forcing us to reduce awards of equity-based compensation, which could impair our efforts to attract, retain and motivate necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures have widely varied and resulted in significant changes to our executive leadership team. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel can be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results.
Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities, and while we require them to maintain formal service level agreements around availability, we do not control the operation of these facilities. These facilities are vulnerable to damage, interruption, or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster, an act of terrorism, a pandemic, and similar events could result in a decision to close the facilities without adequate notice or other unanticipated problems, which in turn, could result in lengthy interruptions in the delivery of our products and services, which could negatively impact our sales and operating results.
Furthermore, our business administration, human resources, compliance efforts, and finance services depend on the proper functioning of our computer, telecommunication, and other related systems and operations. A disruption or failure of these systems or operations because of a disaster, cyber-attack or other business continuity event, such as the ongoing COVID-19 pandemic, could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our products and services. This risk may be increased during the current COVID-19 pandemic as more individuals are work from home and utilize home networks for the transmission of sensitive information. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties, to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations.
While we engage in a number of measures aimed to protect against security breaches and to minimize the impact problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches, including a significant uptick in ransomware/extortion attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
Our solutions are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our solutions to function as designed.
Because we offer very complex solutions, errors, defects, disruptions, or other performance problems with our solutions may and have occurred. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions could impact our revenues or cause customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of solutions to our clients in a disaster recovery scenario.
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
We collect, use, disclose, store, or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments.
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
Additionally, third parties with whom we work, such as vendors or developers, may violate applicable laws or our policies and such violations can place personal information of our customers at risk. In addition, our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access. This could have an adverse effect on our reputation and business. In addition, such third parties could be the target of cyberattack and other data breaches which could impact our systems or our customers’ records. Further, we could be the target of a cyberattack or other action that impacts our systems and results in a data breach of our customers’ records. This could have an adverse effect on our reputation and business.
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
Additionally, the nature of our identity and information protection products subjects us to the broad regulatory, supervisory, and enforcement powers of the Consumer Financial Protection Bureau which may exercise authority with respect to our services, or the marketing and servicing of those services, through the oversight of our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory, or enforcement authority over consumer financial products and services.
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
Third parties may also develop similar or superior technology independently by designing around our patents. Our consumer agreements do not require a signature and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to the unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.
From time to time we are a party to lawsuits and investigations, which typically require significant management time and attention and result in significant legal expenses.
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
Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated and could, if not properly addressed, negatively affect our business.
RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.
As of October 2, 2020, we had an aggregate of $3,625 million of outstanding indebtedness that will mature in calendar years 2020 through 2025, and had $1,000 million available for borrowing under our revolving credit facility. See Note 9 to the Condensed Consolidated Financial Statements for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, and pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
There can be no assurance that we will be able to manage any of these risks successfully. In addition, we conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment, or otherwise, which may not always be possible. In the event that we do not receive distributions from our subsidiaries, we may be unable to make the required principal and interest payments on our indebtedness.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness.
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt arrangements that extend beyond 2021 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR, which could have an adverse effect on our financial position, results of operations, and liquidity.
Our term loan and revolving credit facility agreement impose operating and financial restrictions on us.
Our term loan and revolving credit facility agreement contain covenants that limit our ability and the ability of our restricted subsidiaries to:
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
GENERAL RISKS
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
•The number, severity, and timing of threat outbreaks and cyber security incidents;
•Loss of customers or strategic partners;
•Changes in the mix or type of solutions and subscriptions sold and changes in consumer retention rates;
•The rate of adoption of new technologies and new releases of operating systems, and new business processes;
•Consumer confidence and spending changes;
•The impact of litigation, regulatory inquiries, or investigations;
•The impact of acquisitions and divestitures and our ability to achieve expected synergies or attendant cost savings;
•Fluctuations in foreign currency exchange rates and interest rates;
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
•Taxes arising in connection with the Broadcom sale; and
•Taxes arising in connection to changes in our workforce, corporate entity structure or operations as they relate to tax incentives and tax rates.

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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of October 2, 2020, we have $573 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended October 2, 2020 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 4, 2020 to July 31, 2020	—		$—	—	$578
August 1, 2020 to August 28, 2020	—	(1)	$22.90	—	$573
August 29, 2020 to October 2, 2020	—		$—	—	$573
Total number of shares repurchased	—		$22.90	—	$573

(1) The number of shares repurchased was less than 1 million.
Item 5. Other Information
The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.
As previously disclosed, we agreed to terminate our President, Samir Kapuria, other than for cause by December 31, 2020. Mr. Kapuria’s termination date will be effective as of November 6, 2020. Vincent Pilette, our current Chief Executive Officer, will assume the title of President as of such date and will serve as our President and Chief Executive Officer immediately thereafter.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.					X
10.02*	Offer Letter with Natalie M. Derse dated June 19, 2020	8-K	000-17781	10.01	7/8/2020
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
101	The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 2, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTONLIFELOCK INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer

By:	/s/ Natalie Derse
Natalie Derse Chief Financial Officer

November 6, 2020