Form 10-Q
period 2021-01-01
NortonLifeLock Inc.
filed 2021-02-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of January 29, 2021 was 581,900,648 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended January 1, 2021

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	January 1, 2021	April 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,046	$2,177
Short-term investments	27	86
Accounts receivable, net	111	111
Other current assets	394	435
Assets held for sale	270	270
Total current assets	1,848	3,079
Property and equipment, net	70	238
Operating lease assets	80	88
Intangible assets, net	999	1,067
Goodwill	2,606	2,585
Other long-term assets	754	678
Total assets	$6,357	$7,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67	$87
Accrued compensation and benefits	86	115
Current portion of long-term debt	63	756
Contract liabilities	1,090	1,049
Current operating lease liabilities	24	28
Other current liabilities	491	587
Total current liabilities	1,821	2,622
Long-term debt	3,542	3,465
Long-term contract liabilities	45	27
Deferred income tax liabilities	201	149
Long-term income taxes payable	1,096	1,310
Long-term operating lease liabilities	73	73
Other long-term liabilities	71	79
Total liabilities	6,849	7,725
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 587 and 589 shares issued and outstanding as of January 1, 2021 and April 3, 2020, respectively	2,420	3,356
Accumulated other comprehensive income (loss)	58	(16)
Accumulated deficit	(2,970)	(3,330)
Total stockholders’ equity (deficit)	(492)	10
Total liabilities and stockholders’ equity (deficit)	$6,357	$7,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net revenues	$639	$618	$1,879	$1,876
Cost of revenues	87	103	263	296
Gross profit	552	515	1,616	1,580
Operating expenses:
Sales and marketing	140	178	428	551
Research and development	71	72	199	258
General and administrative	42	85	163	271
Amortization of intangible assets	18	20	54	61
Restructuring and other costs	1	98	142	128
Total operating expenses	272	453	986	1,269
Operating income	280	62	630	311
Interest expense	(32)	(51)	(109)	(146)
Other income, net	5	399	62	397
Income from continuing operations before income taxes	253	410	583	562
Income tax expense	80	57	95	133
Income from continuing operations	173	353	488	429
Income (loss) from discontinued operations	5	2,492	(128)	3,227
Net income	$178	$2,845	$360	$3,656

Income (loss) per share - basic:
Continuing operations	$0.29	$0.57	$0.83	$0.69
Discontinued operations	$0.01	$4.01	$(0.22)	$5.20
Net income per share - basic (1)	$0.30	$4.58	$0.61	$5.90

Income (loss) per share - diluted:
Continuing operations	$0.29	$0.55	$0.81	$0.67
Discontinued operations	$0.01	$3.85	$(0.21)	$5.01
Net income per share - diluted (1)	$0.30	$4.40	$0.60	$5.68

Weighted-average shares outstanding:
Basic	593	621	591	620
Diluted	597	647	604	644

(1) Net income per share amounts may not add due to rounding.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net income	$178	$2,845	$360	$3,656
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	37	15	74	17
Net unrealized gain (loss) on available-for-sale securities	(1)	(1)	—	1
Other comprehensive income from equity method investee	—	—	—	1
Other comprehensive income, net of taxes	36	14	74	19
Comprehensive income	$214	$2,859	$434	$3,675

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended January 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of October 2, 2020	592	$2,650	$22	$(3,148)	$(476)
Net income	—	—	—	178	178
Other comprehensive income	—	—	36	—	36
Common stock issued under employee stock incentive plans	4	6	—	—	6
Shares withheld for taxes related to vesting of restricted stock units	(2)	(28)	—	—	(28)
Repurchases of common stock	(7)	(153)	—	—	(153)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(76)	—	—	(76)
Stock-based compensation	—	21	—	—	21
Balance as of January 1, 2021	587	$2,420	$58	$(2,970)	$(492)

Nine months ended January 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income	—	—	—	360	360
Other comprehensive income	—	—	74	—	74
Common stock issued under employee stock incentive plans	8	16	—	—	16
Shares withheld for taxes related to vesting of restricted stock units	(3)	(49)	—	—	(49)
Repurchases of common stock	(7)	(158)	—	—	(158)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(230)	—	—	(230)
Stock-based compensation	—	66	—	—	66
Extinguishment of convertible debt	—	(581)	—	—	(581)
Balance as of January 1, 2021	587	$2,420	$58	$(2,970)	$(492)

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended January 3, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of October 4, 2019	623	$4,816	$(2)	$1,298	$6,112
Net income	—	—	—	2,845	2,845
Other comprehensive income	—	—	14	—	14
Common stock issued under employee stock incentive plans	5	21	—	—	21
Shares withheld for taxes related to vesting of restricted stock units	(1)	(7)	—	—	(7)
Repurchases of common stock	(13)	(110)	—	(253)	(363)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	—	—	(78)	(78)
Stock-based compensation	—	124	—	—	124
Short-swing profit disgorgement	—	9	—	—	9
Balance as of January 3, 2020	614	$4,853	$12	$3,812	$8,677

Nine months ended January 3, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—	—	3,656	3,656
Other comprehensive income	—	—	19	—	19
Common stock issued under employee stock incentive plans	27	109	—	—	109
Shares withheld for taxes related to vesting of restricted stock units	(4)	(71)	—	—	(71)
Repurchases of common stock	(39)	(300)	—	(604)	(904)
Cash dividends declared ($0.275 per share of common stock) and dividend equivalents accrued	—	—	—	(173)	(173)
Stock-based compensation	—	294	—	—	294
Short-swing profit disgorgement	—	9	—	—	9
Balance as of January 3, 2020	614	$4,853	$12	$3,812	$8,677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	January 1, 2021	January 3, 2020
OPERATING ACTIVITIES:
Net income	$360	$3,656
Adjustments:
Amortization and depreciation	113	307
Impairments of current and long-lived assets	88	32
Stock-based compensation expense	66	270
Deferred income taxes	47	14
Gain on extinguishment of debt	(20)	—
Loss from equity interest	—	31
Gain on sale of Enterprise Security assets	—	(5,422)
Gain on sale of equity method investment	—	(379)
Gain on sale of property	(35)	—
Non-cash operating lease expense	17	32
Other	54	27
Changes in operating assets and liabilities:
Accounts receivable, net	1	537
Accounts payable	(23)	(21)
Accrued compensation and benefits	(25)	(99)
Contract liabilities	21	(163)
Income taxes payable	(348)	2,096
Other assets	36	(94)
Other liabilities	(2)	81
Net cash provided by operating activities	350	905
INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	(86)
Proceeds from sale of Enterprise Security assets, net of transaction costs	—	10,572
Proceeds from maturities and sales of short-term investments	60	135
Proceeds from sale of property	118	—
Proceeds from sale of equity method investment	—	378
Other	(9)	(8)
Net cash provided by investing activities	164	10,991
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(1,929)	(302)
Proceeds from issuance of debt, net of issuance costs	750	300
Net proceeds from sales of common stock under employee stock incentive plans	16	109
Tax payments related to restricted stock units	(57)	(71)
Dividends and dividend equivalents paid	(300)	(177)
Repurchases of common stock	(138)	(904)
Short-swing profit disgorgement	—	9
Other	—	(1)
Net cash used in financing activities	(1,658)	(1,037)
Effect of exchange rate fluctuations on cash and cash equivalents	13	(1)
Change in cash and cash equivalents	(1,131)	10,858
Beginning cash and cash equivalents	2,177	1,791
Ending cash and cash equivalents	$1,046	$12,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
NortonLifeLock, Inc. is a leading provider of consumer Cyber Safety solutions globally. We help customers protect their devices, online privacy, identity and home networks.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020. The results of operations for the nine months ended January 1, 2021 are not necessarily indicative of the results expected for the entire fiscal year.
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine-month periods in this report relate to fiscal periods ended January 1, 2021 and January 3, 2020. The three and nine months ended January 1, 2021 consisted of 13 and 39 weeks, respectively, whereas the three and nine months ended January 3, 2020 consisted of 13 and 40 weeks, respectively. Our 2021 fiscal year consists of 52 weeks and ends on April 2, 2021.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the nine months ended January 1, 2021, except for those noted in Note 2, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020.
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
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During the nine months ended January 1, 2021, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $0 million and $9 million during the three and nine months ended January 1, 2021, respectively, and $5 million during the three and nine months ended January 3, 2020. These direct costs were presented as part of Other income, net in the Condensed Consolidated Statements of Operations.
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
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net revenues	$—	$193	$—	$1,366
Gross profit	$—	$161	$—	$1,033
Operating income (loss)	$1	$(118)	$(174)	$6
Gain on sale	$—	$5,422	$—	$5,422
Income (loss) before income taxes	$1	$5,300	$(172)	$5,424
Income tax expense (benefit)	$(4)	$2,808	$(44)	$2,197
Income (loss) from discontinued operations	$5	$2,492	$(128)	$3,227
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020
Amortization and depreciation	$—	$130
Stock-based compensation expense	$1	$170
Purchases of property and equipment	$—	$43
Assets held for sale
During the third and fourth quarters of fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year.
We continue to actively market the properties for sale; however, in fiscal 2021, the real estate market has been adversely affected by the COVID-19 pandemic, which has delayed the expected timing of sale. We have taken into consideration the current real estate values and demand, and continue to execute plans to sell these properties. As of January 1, 2021, these assets are classified as assets held for sale. During the nine months ended January 1, 2021, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.

On July 27, 2020, we completed the sale of certain properties, including land, buildings, furniture and fixtures, and leasehold improvements, for cash consideration of $118 million, net of selling costs. We recognized a gain of $35 million on the sale.
Note 4. Revenues
Contract liabilities
During the three and nine months ended January 1, 2021, we recognized $450 million and $971 million from the contract liabilities balance at October 2, 2020 and April 3, 2020, respectively. During the three and nine months ended January 3, 2020, we recognized $430 million and $951 million from the contract liabilities balance at October 4, 2019 and March 29, 2019, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of January 1, 2021, we had $738 million of remaining performance obligations (excluding customer deposit liabilities of $397 million), of which we expect to recognize approximately 94% as revenue over the next twelve months.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 3, 2020	$2,585
Translation adjustments	21
Balance as of January 1, 2021	$2,606
Intangible assets, net

	January 1, 2021			April 3, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$505	$(284)	$221	$505	$(230)	$275
Developed technology	133	(105)	28	133	(85)	48
Total finite-lived intangible assets	638	(389)	249	638	(315)	323
Indefinite-lived trade names	750	—	750	744	—	744
Total intangible assets	$1,388	$(389)	$999	$1,382	$(315)	$1,067
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Statements of Operations Classification
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Customer relationships and other	$18	$20	$54	$61	Operating expenses
Developed technology	6	8	20	23	Cost of revenues
Total	$24	$28	$74	$84
As of January 1, 2021, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2021	$24
2022	92
2023	72
2024	60
2025	1
Total	$249

Note 6. Supplementary Information (in millions)
Cash and cash equivalents:

	January 1, 2021	April 3, 2020
Cash	$818	$483
Cash equivalents	228	1,694
Total cash and cash equivalents	$1,046	$2,177
Other current assets:

	January 1, 2021	April 3, 2020
Prepaid expenses	$90	$110
Income tax receivable and prepaid income taxes	154	150
Other tax receivable	132	88
Other	18	87
Total other current assets	$394	$435
Property and equipment, net:

	January 1, 2021	April 3, 2020
Land and buildings	$17	$115
Computer hardware and software	481	746
Office furniture and equipment	63	88
Leasehold improvements	61	128
Construction in progress	1	1
Total property and equipment, gross	623	1,078
Accumulated depreciation and amortization	(553)	(840)
Total property and equipment, net	$70	$238
On July 27, 2020, we completed the sale of certain properties with carrying value of $83 million, including land, buildings, furniture and fixtures, and leasehold improvements, which were included in property and equipment as of April 3, 2020. See Note 3 for more information on the sale.
Other long-term assets:

	January 1, 2021	April 3, 2020
Non-marketable equity investments	$188	$187
Long-term income tax receivable and prepaid income taxes	15	38
Deferred income tax assets	428	387
Long-term prepaid royalty	74	15
Other	49	51
Total other long-term assets	$754	$678
Short-term contract liabilities:

	January 1, 2021	April 3, 2020
Deferred revenue	$693	$709
Customer deposit liabilities	397	340
Total short-term contract liabilities	$1,090	$1,049

Other current liabilities:

	January 1, 2021	April 3, 2020
Income taxes payable	$104	$195
Other taxes payable	182	141
Other	205	251
Total other current liabilities	$491	$587
Long-term income taxes payable:

	January 1, 2021	April 3, 2020
Deemed repatriation tax payable	$516	$615
Uncertain tax positions (including interest and penalties)	580	695
Total long-term income taxes payable	$1,096	$1,310
Other income, net:

	Three Months Ended		Nine Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Interest income	$—	$38	$3	$56
Loss from equity interest	—	(9)	—	(31)
Foreign exchange gain (loss)	2	(5)	3	(7)
Gain on sale of equity investment method	—	379	—	379
Gain on early extinguishment of debt	—	—	20	—
Gain on sale of property	—	—	35	—
Other	3	(4)	1	—
Other income, net	$5	$399	$62	$397
Supplemental cash flow information:

	Nine Months Ended
	January 1, 2021	January 3, 2020
Income taxes paid, net of refunds	$299	$198
Interest expense paid	$119	$133
Cash paid for amounts included in the measurement of operating lease liabilities	$26	$43
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$29	$14
Reduction of operating lease assets as a result of lease terminations and modifications	$24	$24
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$1
Extinguishment of debt with borrowings from same creditors	$—	$198
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

	January 1, 2021			April 3, 2020
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$228	$228	$—	$1,346	$1,346	$—
Certificates of deposit	2	—	2	348	—	348
Corporate bonds	25	—	25	86	—	86
Total	$255	$228	$27	$1,780	$1,346	$434
The following table presents the contractual maturities of our investments in debt securities as of January 1, 2021:

(In millions)	Fair Value
Due in one year or less	$16
Due after one year through five years	11
Total	$27
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of January 1, 2021 and April 3, 2020, the carrying value of our non-marketable equity investments was $188 million and $187 million, respectively.
Current and long-term debt
As of January 1, 2021 and April 3, 2020, the total fair value of our fixed rate debt was $2,415 million and $3,634 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 8. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2028. Our leases generally have terms that range from 1 year to 10 years for our facilities, 3 years to 5 years for equipment, and 3 years to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.
The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Operating lease costs	$4	$6	$13	$28
Short-term lease costs	1	2	3	6
Variable lease costs	—	6	5	17
Total lease costs	$5	$14	$21	$51
Other information related to our operating leases as of January 1, 2021 was as follows:

Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	4.13%
See Note 6 for additional cash flow information related to our operating leases.

As of January 1, 2021, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2021	$8
2022	29
2023	22
2024	19
2025	13
Thereafter	15
Total lease payments	106
Less: Imputed interest	(9)
Present value of lease liabilities	$97
Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	January 1, 2021	April 3, 2020	Effective Interest Rate
4.2% Senior Notes due September 15, 2020	$—	$750	4.25%
New 2.5% Convertible Senior Notes due April 1, 2022	250	250	2.63%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
2.0% Convertible Senior Notes due August 15, 2022	—	625	2.66%
New 2.0% Convertible Senior Notes due August 15, 2022	625	625	2.62%
Term Loan due November 4, 2024	500	500	LIBOR plus (1)
Delayed Draw Term Loan due November 4, 2024	750	—	LIBOR plus (1)
5.0% Senior Notes due April 15, 2025	1,100	1,100	5.23%
Total principal amount	3,625	4,250
Less: unamortized discount and issuance costs	(20)	(29)
Total debt	3,605	4,221
Less: current portion	(63)	(756)
Total long-term debt	$3,542	$3,465

(1)The term loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	January 1, 2021	April 3, 2020
Term Loan due November 4, 2024	1.56%	2.88%
Delayed Draw Term Loan due November 4, 2024	1.56%	N/A
As of January 1, 2021, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2021	$16
2022	312
2023	1,088
2024	62
2025	1,047
Thereafter	1,100
Total future maturities of debt	$3,625
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
As of January 1, 2021 and April 3, 2020, the Convertible Senior Notes consisted of the following:

	January 1, 2021		April 3, 2020
(In millions)	New 2.5% Convertible Notes	New 2.0% Convertible Notes	New 2.5% Convertible Notes	New 2.0% Convertible Notes	2.0% Convertible Notes
Liability components:
Principal	$250	$625	$250	$625	$625
Unamortized discount and issuance costs	—	(6)	(1)	(9)	(6)
Net carrying amount	$250	$619	$249	$616	$619

Equity component net of tax	$43	$56	$43	$56	$12
Based on the closing price of our common stock of $20.78 on January 1, 2021, the if-converted value of the New 2.5% Convertible Notes and the New 2.0% Convertible Notes exceeded the principal amount by approximately $60 million and $11 million, respectively.
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Contractual interest expense	$5	$9	$15	$28
Amortization of debt discount and issuance costs	$1	$3	$3	$11
Payments in lieu of conversion price adjustments (1)	$2	$5	$7	$5

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
Revolving credit facility
We have a revolving line of credit of $1,000 million through November 2024. Borrowings under the revolving line of credit bear interest at a floating rate based on our debt ratings and our consolidated leverage ratios. The unused revolving line of credit is subject to a commitment fee ranging from 0.125% to 0.30% per annum. As of January 1, 2021 and April 3, 2020, there were no borrowings outstanding under our revolving credit facilities.
Debt covenant compliance
Our term loan and revolving credit facility agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of January 1, 2021, we were in compliance with all debt covenants.
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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of January 1, 2021 and April 3, 2020, the fair value of these contracts was insignificant. The related gain (loss) recognized in Other income, net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Foreign exchange forward contracts gain (loss)	$7	$7	$18	$1
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of January 1, 2021 and April 3, 2020.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	January 1, 2021	April 3, 2020
Foreign exchange forward contracts purchased	$307	$362
Foreign exchange forward contracts sold	$133	$57
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
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. These actions were substantially completed in the second quarter of fiscal 2021. As of January 1, 2021, we have incurred total costs of $503 million under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors also approved an equity-based severance program under which certain equity awards held by certain terminated employees were accelerated. As of January 1, 2021, we have incurred $126 million of stock-based compensation related to our equity-based severance program. See Note 14 for more information on the impact of this program.
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Severance and termination benefit costs	$—	$11	$18	$39
Contract cancellation charges	—	67	49	67
Stock-based compensation charges	1	6	9	6
Asset write-offs and impairment	—	10	58	10
Other exit and disposal costs	—	4	8	6
Total restructuring and other costs	$1	$98	$142	$128
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations for all periods presented. Our restructuring and other costs attributable to discontinued operations are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Severance and termination benefit costs	$—	$78	$64	$123
Contract cancellation charges	—	5	—	5
Stock-based compensation charges	—	95	—	95
Asset write-offs	—	13	—	13
Other exit and disposal costs	—	—	—	—
Separation costs	—	15	2	22
Total restructuring and other costs	$—	$206	$66	$258
Restructuring summary
Our activities related to our November 2019 Plan are presented in the table below:

(In millions)	Liability Balance as of April 3, 2020	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of January 1, 2021
Severance and termination benefit costs	$35	$82	$(117)	$—	$—
Contract cancellation charges	7	49	(9)	(37)	10
Stock-based compensation charges	—	9	—	(9)	—
Asset write-offs and impairments	—	58	—	(58)	—
Other exit and disposal costs	—	8	(8)	—	—
Total	$42	$206	$(134)	$(104)	$10
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Income from continuing operations before income taxes	$253	$410	$583	$562
Income tax expense	$80	$57	$95	$133
Effective tax rate	32%	14%	16%	24%
Our effective tax rate for income from continuing operations for the three months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to taxes in foreign jurisdictions in excess of the federal statutory rate, and state taxes, partially offset by the benefits of lower-tax international earnings and stock-based compensation. Our effective tax rate for income from continuing operations for the nine months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to the gain on selling a building, taxes in foreign jurisdictions in excess of the federal statutory rate, and state taxes, partially offset by the benefits of lower-tax international earnings, a favorable withholding tax ruling in Japan, and stock-based compensation.
Our effective tax rate for income from continuing operations for the three and nine months ended January 3, 2020 differs from the federal statutory income tax rate, primarily due to tax expense related to the Ninth Circuit's holding in Altera Corp. v. Commissioner (which the Supreme Court declined to review in June 2020), a discrete tax charge recorded to account for the sale of the equity investment in DigiCert Parent Inc. (DigiCert), various permanent differences, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit.
The aggregate changes in the balance of gross unrecognized tax benefits for the nine months ended January 1, 2021 were as follows:

(In millions)
Balance as of April 3, 2020	$724
Settlements with tax authorities	(38)
Lapse of statute of limitations	(16)
Increase related to prior period tax positions	25
Decrease related to prior period tax positions	(62)
Increase related to current year tax positions	10
Balance as of January 1, 2021	$643

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
Dividends
On February 4, 2021, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2021. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of January 1, 2021, we had $420 million remaining under the authorization to be completed in future periods with no expiration date.
The following table summarizes activity related to this program:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Number of shares repurchased	8	14	8	39
Average price per share	$20.34	$25.79	$20.40	$23.28
Aggregate purchase price	$153	$364	$158	$904
During the three and nine months ended January 1, 2021, we executed repurchases of $20 million for 1 million shares that settled after January 1, 2021.
During the three and nine months ended January 3, 2020, we executed repurchases of $18 million for 1 million shares that were settled after January 3, 2020. In addition, repurchases of 1 million shares executed during fiscal 2019 were settled during the nine months ended January 3, 2020.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 3, 2020	$(16)
Other comprehensive income before reclassifications	74
Balance as of January 1, 2021	$58

Note 14. Employee Equity Incentive Plans
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Cost of revenues	$—	$—	$1	$1
Sales and marketing	5	10	14	23
Research and development	8	6	21	21
General and administrative	7	20	21	46
Restructuring and other costs	1	6	9	6
Other income, net	—	3	(1)	3
Total stock-based compensation from continuing operations	21	45	65	100
Discontinued operations	—	75	1	170
Total stock-based compensation expense	$21	$120	$66	$270
Income tax benefit for stock-based compensation expense	$(5)	$(22)	$(15)	$(51)
As of January 1, 2021, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $98 million, which will be recognized over an estimated weighted-average amortization period of 2 years.
The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Nine Months Ended
(In millions, except per grant data)	January 1, 2021	January 3, 2020
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$20.65	$19.56
Awards granted	3	13
Total fair value of awards released	$85	$251
Outstanding and unvested	5	8
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$26.53	$13.42
Awards granted	2	2
Total fair value of awards released	$43	$33
Outstanding and unvested at target payout	1	1
Stock options:
Weight-average fair value per award granted	$—	$4.76
Awards granted	—	2
Total intrinsic value of stock options exercised	$15	$159
Outstanding	1	3
Exercisable	1	2
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of January 1, 2021 and April 3, 2020, current dividends payable related to DER was $12 million and $62 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $10 million and $31 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
In connection with the Broadcom sale, during the first quarter of fiscal 2021 and fiscal 2020, we entered into severance and retention arrangements with certain executives. Pursuant to these agreements, these executives are entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity may be earned at levels of 0% to 150%, subject to market and service conditions. In addition, during the nine months ended January 1, 2021 and fiscal 2020, we entered into severance and retention arrangements with certain other employees in connection with restructuring activities and the Broadcom sale, which accelerated either a portion or all of the vesting of their stock-based awards.

The following table summarizes the stock-based compensation expense recognized as a result of these modifications:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Sales and marketing	$—	$5	$2	$5
Research and development	4	—	9	—
General and administrative	2	12	8	12
Restructuring and other costs	1	6	9	6
Discontinued operations	—	97	—	97
Total stock-based compensation	$7	$120	$28	$120
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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Income from continuing operations	$173	$353	$488	$429
Income (loss) from discontinued operations	5	2,492	(128)	3,227
Net income	$178	$2,845	$360	$3,656
Income (loss) per share - basic:
Continuing operations	$0.29	$0.57	$0.83	$0.69
Discontinued operations	$0.01	$4.01	$(0.22)	$5.20
Net income per share - basic (1)	$0.30	$4.58	$0.61	$5.90
Income (loss) per share - diluted:
Continuing operations	$0.29	$0.55	$0.81	$0.67
Discontinued operations	$0.01	$3.85	$(0.21)	$5.01
Net income per share - diluted (1)	$0.30	$4.40	$0.60	$5.68

Weighted-average shares outstanding - basic	593	621	591	620
Dilutive potentially issuable shares:
Convertible debt	3	20	10	15
Employee equity awards	1	6	3	9
Weighted-average shares outstanding - diluted	597	647	604	644

Anti-dilutive shares excluded from diluted net income per share calculation:
Convertible debt	31	—	10	—
Employee equity awards	—	—	—	2

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The conversion price of each convertible debt applicable in the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77	N/A	$16.77
2.0% Convertible Senior Notes due August 15, 2022	N/A	$20.41	$10.23	$20.41
New 2.5% Convertible Senior Notes due April 1, 2022	$16.77	N/A	$16.77	N/A
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	N/A	$20.41	N/A

Note 16. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Consumer security	$378	$356	$1,111	$1,091
Identity and information protection	261	247	768	743
ID Analytics	—	15	—	42
Total net revenues	$639	$618	$1,879	$1,876

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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Americas	$459	$454	$1,357	$1,380
EMEA	102	93	296	282
APJ	78	71	226	214
Total net revenues	$639	$618	$1,879	$1,876

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $439 million and $1,294 million during the three and nine months ended January 1, 2021, respectively, and $433 million and $1,316 million during the three and nine months ended January 3, 2020, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	January 1, 2021	April 3, 2020
U.S.	$674	$1,345
International	399	918
Total cash, cash equivalents and short-term investments	$1,073	$2,263
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	January 1, 2021	April 3, 2020
U.S.	$33	$174
Ireland	35	34
Other countries (1)	2	30
Total property and equipment, net	$70	$238

(1)No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	January 1, 2021	April 3, 2020
U.S.	$58	$40
India	10	11
Japan	6	10
Other countries (1)	6	27
Total operating lease assets	$80	$88

(1)No other individual country represented more than 10% of the respective totals.
Significant customers
Customers that accounted for over 10% of our net accounts receivable were as follows:

	January 1, 2021	April 3, 2020
Customer A	45%	39%

Note 17. Commitments and Contingencies
Purchase obligations
As of January 1, 2021, we had purchase obligations of $343 million associated with agreements for purchases of goods or services. The amount of purchase obligations reflects estimated future payments as of January 1, 2021 according to the contract terms.
Deemed repatriation taxes
As of January 1, 2021, we are required to pay a one-time transition tax of $585 million on untaxed foreign earnings of our foreign subsidiaries due in installments through July 2025 as a result of the Tax Cuts and Jobs Act.
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
Note 18. Subsequent Event
On December 7, 2020, we entered into an agreement to acquire Avira for approximately $360 million in cash. Avira provides a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. We believe this acquisition will help us accelerate our international growth. The transaction closed on January 8, 2021. Although the purchase price allocation for this acquisition is not yet available, we expect a substantial majority of the purchase price will be allocated to goodwill and intangible assets. We estimate that we will incur total costs up to $20 million to realize cost savings and operational synergies in connection with this acquisition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions (including the recent acquisition of Avira), divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; anticipated tax rates, benefits and expenses; the impact of the COVID-19 pandemic on our operations and financial performance, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this quarterly report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
NortonLifeLock Inc. is a global leader in consumer Cyber Safety, protecting and empowering people to live their digital lives safely. We are the consumer’s trusted ally in an increasingly complex and connected world.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended January 1, 2021 consisted of 13 and 39 weeks, respectively, whereas the three and nine months ended January 3, 2020 consisted of 13 and 40 weeks, respectively. Our 2021 fiscal year consists of 52 weeks and ends on April 2, 2021.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net revenues	$639	$618	$1,879	$1,876
Operating income	$280	$62	$630	$311
Income from continuing operations	$173	$353	$488	$429
Income (loss) from discontinued operations	$5	$2,492	$(128)	$3,227
Net income	$178	$2,845	$360	$3,656
Net income per share from continuing operations - diluted	$0.29	$0.55	$0.81	$0.67
Net income (loss) per share from discontinued operations - diluted	$0.01	$3.85	$(0.21)	$5.01
Net income per share - diluted	$0.30	$4.40	$0.60	$5.68

	As Of
(In millions)	January 1, 2021	April 3, 2020
Cash, cash equivalents and short-term investments	$1,073	$2,263
Cash provided by operating activities	$350	$905
Contract liabilities	$1,135	$1,076
Below are our financial highlights for the third quarter of fiscal 2021, compared to the corresponding period in the prior year:
•Net revenues increased $21 million, due to higher sales in both our consumer security products and identity and information protection products, partially offset by the loss of sales of ID analytics solutions, which were divested in the fourth quarter of fiscal 2020.
•Operating income increased $218 million, primarily due to lower compensation expense, outside services expense, and facility and IT costs that were driven by our cost reduction programs, as well as lower costs recognized in connection with our restructuring plans.
•Income from continuing operations decreased $180 million, primarily due to the absence of gain on sale of our equity method investment in DigiCert, partially offset by a higher operating income.
•Income from discontinued operations, net of tax, decreased by $2,487 million, primarily due to the absence of gain on the sale of our Enterprise Security assets and liabilities to Broadcom Inc. on November 4, 2019 (the Broadcom sale).
•Net income and net income per share decreased, primarily due to lower income from discontinued operations and to a lesser extent, lower income from continuing operations for the reasons discussed above.
Below are our financial highlights for the first nine months of fiscal 2021, compared to the corresponding period in the prior year unless stated otherwise:
•Net revenues were relatively flat.
•Operating income increased $319 million, primarily due to lower compensation expense, outside services expense, and facility and IT costs that were driven by our cost reduction programs, partially offset by a legal accrual relating to an ongoing civil lawsuit involving a government contract with the U.S. General Services Administration (GSA) and higher costs recognized in connection with our restructuring plans.
•Income from continuing operations increased $59 million, primarily due to higher operating income, gain on sale of our Culver City property, gain on extinguishment of debt, and lower income tax expense, partially offset by the absence of gain on sale of our equity method investment in DigiCert, which was divested in the third quarter of fiscal 2020.
•We incurred a loss from discontinued operations, net of tax, compared to a gain during the corresponding period in fiscal 2020, primarily due to the absence of gain on the Broadcom sale, the absence of operating income as a result of the Broadcom sale, and a settlement with Broadcom in the second quarter of fiscal 2021 of all outstanding payments and certain claims related to the Broadcom sale.
•Net income and net income per share decreased, primarily due to the loss from discontinued operations for the reasons discussed above, partially offset by higher income from continuing operations.
•Cash, cash equivalents and short-term investments decreased by $1,190 million compared to April 3, 2020, primarily due to repayment of debt, net of borrowings, and to a lesser extent, payments for dividends and dividend equivalents, partially offset by proceeds from sale of our Culver City property. In May 2020, we settled the principal and conversion rights of $625 million of our 2.0% Convertible Notes for $1,179 million in cash.
•Contract liabilities increased $59 million, primarily due to higher billings than recognized revenue.
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
To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a near company-wide work-from-home requirement for most employees until further notice, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future. While we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, such precautionary measures over the long-term could negatively affect our customer success efforts, sales and marketing efforts, or create operational or other challenges, such as a reduction in employee productivity because of the work from home requirement, any of which could harm our business and results of operations. Further, if the COVID-19 pandemic has a substantial impact on our employees, partners or third-party service providers’ health, attendance or productivity, our results of operations and overall financial performance may be adversely impacted. Additionally, if employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation. Although we have not yet experienced a material increase in customer cancellations or a material reduction in our retention rate in fiscal 2021, a prolonged economic downturn or recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, our ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease and new variants of the disease, the extent and effectiveness of containment actions, including vaccination programs, and the impact of these and other factors on our employees, customers, partners and third-party service providers. For more information on the risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2020. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended January 1, 2021.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Net revenues	100%	100%	100%	100%
Cost of revenues	14	17	14	16
Gross profit	86	83	86	84
Operating expenses:
Sales and marketing	22	29	23	29
Research and development	11	12	11	14
General and administrative	7	14	9	14
Amortization of intangible assets	3	3	3	3
Restructuring and other costs	—	16	8	7
Total operating expenses	43	73	52	68
Operating income	44	10	34	17
Interest expense	(5)	(8)	(6)	(8)
Other income, net	1	65	3	21
Income from continuing operations before income taxes	40	66	31	30
Income tax expense	13	9	5	7
Income from continuing operations	27	57	26	23
Income (loss) from discontinued operations	1	403	(7)	172
Net income	28%	460%	19%	195%

Percentages may not add due to rounding.

Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 1, 2021	January 3, 2020	Change in %	January 1, 2021	January 3, 2020	Change in %
Net revenues	$639	$618	3%	$1,879	$1,876	—%
Three Months Ended January 1, 2021 Compared with Three Months Ended January 3, 2020
Net revenues increased $21 million, due to a $22 million increase in sales of our consumer security products and a $14 million increase in sales of our identity and information protection products, partially offset by a $15 million decrease as a result of the divestiture of ID Analytics solutions in January 2020.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes non-GAAP supplemental key performance metrics for our consumer solutions:

	Three Months Ended
(In millions, except for per user amounts)	January 1, 2021	January 3, 2020
Direct customer revenues	$569	$542	(1)
Partner revenues	$70	$61
Average direct customer count	20.8	20.1
Direct customer count (at quarter end)	21.0	20.1
Direct average revenue per user (ARPU)	$9.10	$8.99

(1) Direct customer revenues in the third quarter of fiscal 2020 excludes $15 million of revenue from ID Analytics solutions, which were divested in the fourth quarter of fiscal 2020.
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
ARPU is calculated as estimated direct customer revenues for the period divided by the average direct customer count for the same period, expressed as a monthly figure. Non-GAAP estimated direct customer revenues and ARPU have limitations as analytical tools and should not be considered in isolation or as a substitute for GAAP estimated direct customer revenues or other GAAP measures. We monitor ARPU because it helps us understand the rate at which we are monetizing our consumer customer base.
Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Americas	72%	73%	72%	74%
EMEA	16%	15%	16%	15%
APJ	12%	11%	12%	11%

Percentages may not add to 100% due to rounding.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the third quarter and the first nine months of fiscal 2021 was similar to the corresponding periods in the prior year.
Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 1, 2021	January 3, 2020	Change in %	January 1, 2021	January 3, 2020	Change in %
Cost of revenues	$87	$103	(16)%	$263	$296	(11)%
Three Months Ended January 1, 2021 Compared with Three Months Ended January 3, 2020

Our cost of revenues decreased $16 million, primarily due to decreases in technical support costs and royalty charges, partially offset by an increase in commissions, reflecting higher investments in affiliate marketing programs.
Nine Months Ended January 1, 2021 Compared with Nine Months Ended January 3, 2020
Our cost of revenues decreased $33 million, primarily due to decreases in technical support costs and royalty charges, partially offset by an increase in commissions, reflecting higher investments in affiliate marketing programs.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 1, 2021	January 3, 2020	Change in %	January 1, 2021	January 3, 2020	Change in %
Sales and marketing	$140	$178	(21)%	$428	$551	(22)%
Research and development	71	72	(1)%	199	258	(23)%
General and administrative	42	85	(51)%	163	271	(40)%
Amortization of intangible assets	18	20	(10)%	54	61	(11)%
Restructuring and other costs	1	98	(99)%	142	128	11%
Total operating expenses	$272	$453	(40)%	$986	$1,269	(22)%
Three Months Ended January 1, 2021 Compared with Three Months Ended January 3, 2020
Sales and marketing expense decreased $38 million, due to a $33 million decrease in shared facility and IT costs coupled with a $5 million decrease in other cost reduction activities.
Research and development expense remained relatively flat.
General and administrative expense decreased $43 million, primarily due to a $33 million decrease in compensation expense and shared facility and IT costs and a $6 million decrease in outside services expense.
The overall decreases in our sales and marketing, research and development and general and administrative expenses were driven by our cost reduction initiatives.
Amortization of intangible assets remained relatively flat.
Restructuring and other costs decreased $97 million, primarily due to a $67 million decrease in contract cancellation charges, $11 million decrease in severance costs, $10 million decrease in asset write-offs, and a $5 million decrease in stock-based compensation charges, in connection with the November 2019 restructuring plan (the November 2019 Plan), which was substantially completed in the second quarter of fiscal 2021.
Nine Months Ended January 1, 2021 Compared with Nine Months Ended January 3, 2020
Sales and marketing expense decreased $123 million, primarily due to a $126 million decrease in shared facility and IT costs, partially offset by a $4 million increase in advertising and promotional expense.
Research and development expense decreased $59 million, due to a $59 million decrease in compensation expense and shared facility and IT costs.
General and administrative expense decreased $108 million, primarily due to a $105 million decrease in compensation expense and shared facility and IT costs, and a $24 million decrease in outside services expense, partially offset by a legal accrual of $25 million in the first nine months of fiscal 2021 relating to an ongoing civil lawsuit involving a government contract with the GSA.
The overall decreases in our sales and marketing, research and development and general and administrative expenses were driven by our cost reduction initiatives.
Amortization of intangible assets remained relatively flat.
Restructuring and other costs increased $14 million, primarily due to a $48 million increase in assets write-offs, partially offset by a $21 million decrease in severance costs and a $18 million decrease in contract cancellation charges, in connection with our November 2019 restructuring plan (the November 2019 Plan).

Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Interest expense	$(32)	$(51)	$(109)	$(146)
Interest income	—	38	3	56
Loss from equity interest	—	(9)	—	(31)
Foreign exchange gain (loss)	2	(5)	3	(7)
Gain on sale of equity investment method	—	379	—	379
Gain on early extinguishment of debt	—	—	20	—
Gain on sale of property	—	—	35	—
Other	3	(4)	1	—
Total non-operating income (expense), net	$(27)	$348	$(47)	$251
Three Months Ended January 1, 2021 Compared with Three Months Ended January 3, 2020
Non-operating income, net, decreased $375 million, primarily due to the absence of gain on sale of our equity method investment in DigiCert, which was divested in the third quarter of fiscal 2020.
Nine Months Ended January 1, 2021 Compared with Nine Months Ended January 3, 2020
Non-operating income, net, decreased $298 million, primarily due to the absence of gain on sale of our equity method investment in DigiCert, which was divested in the third quarter of fiscal 2020. The decrease was partially offset by the absence of loss from our equity interest in DigiCert, gain on sale of our Culver City property in the second quarter of fiscal 2021, and the gain on extinguishment of debt due to the repayment of our 2.0% Convertible Notes in the first quarter of fiscal 2021.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	January 1, 2021	January 3, 2020	January 1, 2021	January 3, 2020
Income from continuing operations before income taxes	$253	$410	$583	$562
Income tax expense	$80	$57	$95	$133
Effective tax rate	32%	14%	16%	24%
Our effective tax rate for income from continuing operations for the three months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to taxes in foreign jurisdictions in excess of the federal statutory rate, and state taxes, partially offset by the benefits of lower-tax international earnings and stock-based compensation. Our effective tax rate for income from continuing operations for the nine months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to the gain on selling a building, taxes in foreign jurisdictions in excess of the federal statutory rate, and state taxes, partially offset by the benefits of lower-tax international earnings, a favorable withholding tax ruling in Japan, and stock-based compensation.
Our effective tax rate for income from continuing operations for the three and nine ended months January 3, 2020 differs from the federal statutory income tax rate primarily due to tax expense related to the Ninth Circuit's holding in Altera Corp. v. Commissioner (which the Supreme Court declined to review in June 2020), a discrete tax charge recorded to account for the sale of our equity investment in DigiCert, various permanent differences, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit.
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
As of January 1, 2021, we had cash, cash equivalents and short-term investments of $1,073 million, of which $399 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or non-U.S. taxes. We have not recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences.
We also have an undrawn revolving credit facility of $1 billion which expires in November 2024.
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
Divestiture of Enterprise Security business
In fiscal 2020, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom. In the nine months ended January 1, 2021, we paid approximately $70 million of U.S. and foreign income taxes as a result of the transaction, and we expect to pay additional income taxes of $2 million in fiscal 2021 as a result of the transactions.
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
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	January 1, 2021	January 3, 2020
Net cash provided by (used in):
Operating activities	$350	$905
Investing activities	$164	$10,991
Financing activities	$(1,658)	$(1,037)
See Note 3 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our discontinued operations.
Cash from operating activities
Our cash flows for the first nine months of fiscal 2021 reflected net income of $360 million, adjusted by non-cash items, consisting primarily of amortization and depreciation of $113 million, impairments of current and long-lived assets of $88 million, stock-based compensation expense of $66 million, deferred income taxes of $47 million, and gain on sale of property of $35 million. Our cash flows for the first nine months of fiscal 2020 reflected net income of $3,656 million adjusted by non-cash items, consisting primarily of gain on sale of Enterprise Security assets of $5,422 million, gain on sale of equity method investment of $379 million, amortization and depreciation of $307 million, and stock-based compensation expense of $270 million.
Changes in operating assets and liabilities in the first nine months of fiscal 2021 consisted primarily of the following:
Accounts receivable increased $1 million, compared to $537 million in the first nine months of fiscal 2020, primarily due to the absence of Enterprise Security billings after the close of the Broadcom sale and the collection of those receivables thereafter.

Contract liabilities increased $21 million, compared to a decrease of $163 million in the first nine months of fiscal 2020, primarily due to higher billings than recognized revenue.
Accrued compensation and benefits decreased $25 million, compared to $99 million in the first nine months of fiscal 2020, primarily due to a reduction in headcount in connection with our November 2019 Plan, which was substantially completed in the second quarter of fiscal 2021.
Income tax payable decreased by $348 million, compared to an increase of $2,096 million in the first nine months of fiscal 2020, primarily due to tax payments made in the first nine months of fiscal 2021, including payments related to Broadcom sale, payments of federal and foreign income taxes, and a decrease in unrecognized tax benefits as a result of a favorable tax ruling.
Cash from investing activities
Our cash flows from investing activities in the first nine months of fiscal 2021 consisted primarily of proceeds from the sale of our Culver City property of $118 million and proceeds from maturities and sales of short-term investments of $60 million. Our investing activities in the first nine months of fiscal 2020 consisted primarily of cash proceeds from the Broadcom sale, net of transaction costs, of $10,572 million, proceeds from sale of equity method investment in DigiCert of $378 million, and proceeds from maturities and sales of short-term investments of $135 million, partially offset by capital expenditures of $86 million.
Cash from financing activities
Our cash flows from financing activities in the first nine months of fiscal 2021 consisted primarily of repayments of debt of $1,929 million in connection with the settlement of our 2.0% Convertible Notes and repayments of our 4.2% Senior Notes, payment of dividends and dividend equivalents of $300 million, and common stock repurchases of $138 million, partially offset by proceeds from issuance of debt of $750 million under our Delayed Draw Term Loan. Our financing activities in the first nine months of fiscal 2020 consisted primarily of common stock repurchases of $904 million, repayment of debt of $302 million, and payment of dividends and dividend equivalents of $177 million, partially offset by proceeds from issuance of debt, net of issuance costs, of $300 million and net proceeds from sales of common stock under employee stock incentive plans of $109 million.
Cash requirements
Debt - As of January 1, 2021, our total outstanding principal amount of indebtedness is summarized as follows. See Note 9 to the Condensed Consolidated Financial Statements for further information on our debt.

(In millions)	January 1, 2021
Term Loans	$1,250
Senior Notes	1,500
Convertible Senior Notes	875
Total debt	$3,625
Debt covenant compliance. The credit agreement we entered into in November 2019 contains customary representations and warranties, non-financial covenants for financial reporting, and affirmative and negative covenants, including compliance with specified financial ratios. See Note 9 to the Condensed Consolidated Financial Statements for additional information regarding financial ratios and debt covenant compliance. As of January 1, 2021, we were in compliance with all debt covenants.
Dividends. On February 4, 2021, we announced the declaration of a cash dividend of $0.125 per share of common stock to be paid in March 2021. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of January 1, 2021, the remaining balance of our stock repurchase authorization was $420 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Restructuring. Under our restructuring plan approved by our Board of Directors in November 2019, we have incurred cash expenditures for severance and termination benefits and contract terminations. As of January 1, 2021, we have incurred total costs of $503 million in connection with the November 2019 Plan, excluding stock-based compensation expense. During the first nine months of fiscal 2021, we made $134 million in cash payments related to the November 2019 Plan. These actions were substantially completed by September 2020. See Note 11 to the Condensed Consolidated Financial Statements for additional cash flow information associated with our restructuring activities.

Contractual obligations
The following is a schedule of our significant contractual obligations as of January 1, 2021. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Thereafter
Debt	$3,625	$62	$1,400	$2,163	$—
Interest payments on debt (1)	384	111	174	99	—
Purchase obligations (2)	343	287	33	20	3
Deemed repatriation taxes (3)	585	68	196	321	—
Operating leases (4)	106	29	45	21	11
Total	$5,043	$557	$1,848	$2,624	$14

(1)Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and Term Loans. Interest on variable rate debt was calculated using the interest rate in effect as of January 1, 2021. See Note 9 to the Condensed Consolidated Financial Statements for further information on the Senior Notes, Convertible Senior Notes and Term loans.
(2)These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above, because management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.
(3)These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Tax Cuts and Jobs Act, which may be paid in installments through July 2025.
(4)We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2028. See Note 8 to the Condensed Consolidated Financial Statements for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of January 1, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $580 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 12 to the Condensed Consolidated Financial Statements for further information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first nine months of fiscal 2021, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2020.
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

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors during the third quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The U.S. and global economies have reacted negatively in response to worldwide concerns due to the economic impacts of the COVID-19 pandemic, and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. Although we have not yet experienced a material increase in customers cancellations or a material reduction in our retention rate in fiscal 2021, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of the disease and new variants of the disease, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and third-party service providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or deteriorate further, our business, operating results, financial condition and cash flows could be adversely affected.
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
We have in the past incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation. We believe that we also must continue to dedicate a significant amount of resources to our research and development efforts to decrease our reliance on third parties for our Engine-Related Services described further below. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and to create or increase demand for our solutions, which may cause declines in our customer retention rates and revenues that could adversely impact our business and operating results.

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
We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, or we could lose market share and experience a decline in our revenues that could adversely affect our business and operating results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored by our customers.
Our competitors include software vendors that offer solutions that directly compete with our offerings. We face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of our competitors are increasingly developing and incorporating into their products data protection software that competes at some levels with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions. Many of our competitors have greater financial, technical, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours, including through investing more in internal innovation than we can. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us. We also face competition from many smaller companies that specialize in particular segments of the market in which we compete.
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
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019 we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the “Broadcom sale”) and in January 2021, we completed the acquisition of Avira. These activities can involve a number of risks and challenges, including:
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

•Difficulty in entering into or expanding in new markets or geographies;
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
We may not realize some or all of the anticipated benefits from the Broadcom sale. The resource constraints that resulted from the completion of the transaction, included the loss of employees including many industry-specific engineers, the lack of which could have a negative impact on our business and products, and could have a continuing impact on the execution of our business strategy and our overall operating results.
We are dependent upon Broadcom for certain engineering and threat response services, which are critical to our products and business.
Our endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services under an agreement with Broadcom, substantially to the same extent and in substantially the same manner, as has been historically provided.
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
While we engage in a number of measures aimed to protect against security breaches and to minimize the impact of problems if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches, including a large-scale attack on SolarWinds customers by a foreign nation state actor and a significant uptick in ransomware/extortion attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
Our solutions are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our solutions to function as designed.
Because we offer very complex solutions, errors, defects, disruptions, or other performance problems with our solutions may and have occurred. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, fraud, or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions, could impact our revenues or cause customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or experience material adverse interruptions to our operations or delivery of solutions to our clients in a disaster recovery scenario.
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
Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (the CCPA), came into effect on January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information that has been collected and allows such consumers new abilities to opt-out of certain sales of personal information. Further, the new California Privacy Rights Act (the CPRA), which was passed in November 2020, significantly modifies the CCPA. These modifications may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply.
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
As of January 1, 2021, we had an aggregate of $3,625 million of outstanding indebtedness that will mature in calendar years 2022 through 2025, and had $1,000 million available for borrowing under our revolving credit facility. See Note 9 to the Condensed Consolidated Financial Statements for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, and pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. In 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt arrangements that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR, which could have an adverse effect on our financial position, results of operations, and liquidity.
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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of January 1, 2021, we have $420 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended January 1, 2021 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 3, 2020 to October 30, 2020	—	$—	—	$573
October 31, 2020 to November 27, 2020	—	$—	—	$573
November 28, 2020 to January 1, 2021	8	$20.34	8	$420
Total number of shares repurchased	8	$20.34	8	$420

(1) The number of shares purchased is reported on trade date. Repurchases of 1 million shares, which were executed on December 30, 2020 and December 31, 2020 settled in the subsequent fiscal quarter.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01+	Stock Purchase Agreement dated December 7, 2020 between the Company and Alpaca HoldCo GmbH, Alpaca TopCo GmbH.					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 1, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulations S-K, Item 601(b)(10).
†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTONLIFELOCK INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer

By:	/s/ Natalie Derse
Natalie Derse Chief Financial Officer

February 5, 2021