Form 10-K
period 2021-04-02
NortonLifeLock Inc.
filed 2021-05-21
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of NortonLifeLock common stock on October 2, 2020 as reported on the Nasdaq Global Select Market: $6,903,176,338. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of May 11, 2021 was 579,944,942 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 2, 2021.

NORTONLIFELOCK INC.
FORM 10-K
For the Fiscal Year Ended April 2, 2021
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

PART I
ITEM 1. Business
Vision & Mission
Our vision is to protect and empower people to live their digital lives safely.
Our mission is to build a comprehensive and easy-to-use integrated portfolio that prevents, detects, and responds to cyber threats and cyber crimes in today’s digital world.
Our Values
Protecting people is what inspires us, and our people are at the core of what we do. We seek to attract talent that embraces the following values:
•Advocate: think consumer first – ensure the customer’s voice is heard and consider how our actions benefit our customers’ digital lives.
•Be Empowered: own it – take initiative to lead and speak up when we see an opportunity to delight our customers or improve the business, regardless of job title.
•Communicate: be open and authentic – being true to ourselves and our mission; we build cross-functional and inclusive connections to stay aligned and move faster, and we operate with integrity.
•Execute - smart and scrappy: be a leader, quick to adapt, willing to take risks and put yourself out there; be agile in adapting to meet new challenges and continue a constant learning journey.
•Win Together: innovate and grow – welcome diverse perspectives and seek and act on feedback; champion the unique value of every individual; diversity fuels innovation.
Company Overview
NortonLifeLock has the largest Consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries.
Our business is built around consumers, we are the trusted and number one top of mind brand in consumer Cyber Safety, according to the 2020 NortonLifeLock brand tracking study.
Today’s world is increasingly digital, and this digital world has changed the way we live our lives every day. Between the massive shift to working and learning from home, and the ever-growing utility and opportunities to play and transact online, people’s digital lives have become the norm. With each new digital interaction comes increased risk for consumers, as cyber criminals look to take advantage of this accelerating trend. This is why we view ourselves as a trusted ally for our customers in a complex digital world and are committed to advancing our mission of protecting each element of their digital lives.
We maintain a global, multi-channel direct acquisition and brand marketing program. This program is designed to grow our customer base by increasing brand awareness and understanding of our products and services, and maximizing our global reach to prospective customers.
We help prevent, detect and restore potential damages caused by many cyber criminals. We also make it easy for consumers to find, buy and use our products and services. To this end, we sell subscription-based Cyber Safety solutions primarily direct-to-consumer through our Norton and Avira websites, and indirectly through partner relationships with retailers, telecom service providers, hardware original equipment manufacturers (OEMs), and employee benefit providers. Most of our subscriptions are sold on either annual or monthly terms. As of April 2, 2021, we have nearly 80 million total users, which come from direct, indirect, and freemium channels. Of the total users, we have 23 million direct customers with whom we have a direct billing relationship, and we have 30 million free users.
•Direct-to-consumer channel: We use advertising and direct response marketing to elevate our brand, attract new customers, and generate significant demand for our services. We have a direct billing relationship with these customers.
•Indirect partner distribution channels: We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include retailers, telecom service providers, hardware OEMs, and employee benefit providers. Physical retail and OEM partners represent a small portion of our distribution, which minimizes the impacts of supply chain disruptions.
•Freemium channel: With the acquisition of Avira, we have expanded our go-to-market with a freemium channel. We use free versions of our products to reach the broadest set of customers globally and bring Cyber Safety to a larger audience, especially in international markets. The free solution offers a baseline of protection and presents premium functionalities based on the risk profile and device-type of the user. The user can choose to add specific premium features or upgrade to our Norton 360 integrated platform, at which point, becoming a member of our paid customer base.

Seasonality
As is typical for many consumer technology companies, portions of our business are impacted by seasonality. However, we believe the net impact to our business is limited. Seasonal behavior in orders primarily reflects consumer spending patterns where our fiscal third and fourth quarters are higher due to the holidays in our third quarter, as well as follow-on holiday purchases and the U.S. tax filing season in our fourth quarter. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because of our subscription business model and because a large portion of our in-period revenues are recognized ratably from our deferred revenue balance.
Our Strategy
Our strategy is focused on profitable growth, allowing consumers to experience Cyber Safety. To fuel our growth, our consumer-centric strategy is to provide a comprehensive and easy-to-use integrated platform, which we have built in-house. By combining and leveraging our entire portfolio of Norton, LifeLock, and Avira offerings, we are able to deliver an industry-leading set of Cyber Safety solutions.
The key elements of our strategy include the following:
•Extend our leadership position through continued enhancement of our solutions and services: The Cyber Safety industry is large and expanding, which we believe provides a significant growth opportunity. Our strategy is to grow our business by investing in research and development and pursuing acquisitions, where appropriate, to expand the solutions and services we offer into new cohorts, territories and sectors. We believe there are many additional areas where we can both offer new solutions, as well as use our core capabilities and our integrated platform to reach new customers and markets globally.
•Grow our customer base through multiple channels: We have multiple go-to-market channels to reach new customers globally, including direct-to-customer, indirect partnerships, and freemium. We intend to leverage our expertise in digital marketing, as well as existing and new strategic partnerships, to grow our customer base. We believe that continued investments in these areas, as well as our product offerings and infrastructure, will allow us to further enhance our leading brands and superior products, increase awareness of our consumer services and enhance our ability to efficiently acquire new customers.
•Continue our focus on customer retention: We plan to invest in increasing customer retention by optimizing and expanding the value we provide to customers. We aim to continue to increase customer engagements through actionable alerts, education on timely topics, and introducing new product capabilities. We plan to also continue investing in enhancing both desktop and mobile customer experiences throughout a customer’s journey with NortonLifeLock, from purchase, to onboarding and beyond. We aim to build long-term relationships with our customers, and to provide our customers with the peace of mind and confidence they need to protect their digital lives.
•Increase sales to existing customers: We believe strong customer satisfaction will provide us with the opportunity to engage customers in new services offerings. We maintain the Norton 360 platform, with multiple tiers of membership, and we are actively engaging with customers of standalone products to move them into a Norton 360 membership. We also believe a substantial opportunity exists to increase the penetration of our premium-level consumer solutions. Over time, we plan to drive further growth as we add additional offerings and services for our customers.
•Draw strength from our world-class customer service support: We have the largest consumer Cyber Safety customer support organization in the world. Our global support team seeks to ensure the voice of the consumer is heard, and that we put our customers first. We leverage frequent communication and feedback from our customers to continually improve our solutions and services.
•Leverage our global brands to drive growth: We will work to keep building our trusted brands in markets globally as we strive to bring protection and empowerment to all consumers when it comes to their digital lives. According to our most recent research, Norton has 89% global brand awareness. We are also the best positioned brand in device security and #1 top of mind brand in consumer Cyber Safety, according to the 2020 NortonLifeLock Brand Impact study.
Our Cyber Safety Solutions and Services
Our vast portfolio of products and services are developed from consumer insights to help us bring to market real solutions to real problems, and to raise the overall awareness of consumer Cyber Safety across all audiences. We continuously target to release new products and features at an accelerated pace, and find synergies to integrate current and future technology acquisitions.
Our full portfolio provides protection across three Cyber Safety categories in multiple channels and geographies, including security, identity, and privacy. We have built a technology platform that brings together software and service capabilities into a comprehensive and easy-to-use integrated platform – it is called Norton 360. The Norton 360 integrated platform provides extensive Cyber Safety coverage to our members, by delivering Cyber Safety subscription solutions with industry leading features, coupled with an integrated user experience. Through our platform, we aim for simplicity and peace of mind for the consumers. We also complement this Cyber Safety platform by adding adjacent trust-based solutions, which enables people to live their digital lives without compromising their security, identity, or privacy.
We protect and empower consumers by providing solutions and services in two main ways:

•Comprehensive membership plans: Providing a complete Cyber Safety portfolio of solutions for a membership fee. Plans are offered through Norton 360 subscriptions, which include multiple levels of membership tiers that incorporate solutions from each of our key Cyber Safety categories: Security, Identity Protection, and Online Privacy. We also offer solutions that target specific needs of consumers such as Norton Family and Norton 360 for Gamers. Norton Family brings the protection and security of our products to every member of the family across multiple devices and platforms. Norton 360 for Gamers is designed by gamers to help protect gamers, we aim to provide the protection and features gamers need the most, while minimizing interruptions to gaming.
•Point solutions: Individual, stand-alone products and services in security, identity, and privacy – both free and paid solutions.
We are positioned across three key Cyber Safety categories:

•Security (Norton and Avira offerings): Our Norton 360 and Avira offerings provide real-time protection for PCs, Macs and mobile devices against malware, viruses, adware, ransomware and other online threats. They monitor and block unauthorized traffic from the internet to the device to help protect private and sensitive information when customers are online. For mobile devices, Norton 360 for Mobile alerts customers of risky apps, safeguards against fraudulent and malicious websites, identifies Wi-Fi networks that are under attack, enables stolen device recovery, and blocks unwanted spam and potential fraud calls. Norton 360 includes 24x7 support by trained support agents. We provide on-call support and offer a money-back guarantee if we cannot remove viruses from infected devices through our Virus Protection Promise.
•Identity Protection (LifeLock Identity Theft Protection): Our LifeLock identity theft protection solution includes monitoring, alerts and restoration services to protect the safety of our customers. We monitor events that may present a risk of identity theft, such as new account openings and applications. If we detect that a customer’s personally identifiable information is being used, we deliver notifications and alerts to our customers about potentially suspicious activity. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities. Customers are further protected by our Million Dollar Protection Package, which provides reimbursement for stolen funds and coverage for personal expenses. Our Dark Web Monitoring product looks for personal information of our Norton 360 members on the Dark Web. We currently offer this product in many countries internationally and continue to add new countries each year.
•Online Privacy (VPN, Privacy Monitor Assistant, Home Title Protect): As people are exchanging more sensitive information through digital channels, such as personal healthcare information to enable tele-health or financial information for personal accounting, having a VPN has become even more crucial. Our VPN solution enhances security and online privacy by providing an encrypted data tunnel. This allows customers to securely transmit and access private information such as passwords, bank details and credit card numbers when using public Wi-Fi on PCs, Macs and mobile iOS and Android devices. Our VPN service allows customers to browse the Web anonymously to protect their online privacy and prevent tracking by online advertisers and other companies. Customers can also change their virtual location when they are traveling internationally to allow them to connect to their favorite apps, websites and online streaming services as if they are in their home country. Our Privacy Monitor Assistant is an on-demand, white glove service where our agents help our members delete personal information from Data brokers online. Our Home Title Protect product detects fraud and notifies members if we find changes made to their Home Title. If a member becomes a victim of identity theft, we provide a dedicated Identity Restoration Specialist to work with the customer until their case is closed.
Innovation and Research & Development
NortonLifeLock has a long history of innovation, and we plan to continue to invest in research and development to drive our long-term success.
As cyber threats evolve, we are focused on delivering a portfolio that protects each element of our customers’ digital lives. To do this, we engage and listen to our customers, and we embrace innovation by deploying a global research and development strategy across our Cyber Safety platform. Our engineering and product management teams are focused on delivering new versions of existing offerings, as well as developing entirely new offerings to drive the company’s global leadership in Cyber Safety.
We are committed to our innovation and research & development efforts. Norton Labs, a global team of experts, is leading the company’s future technology and helping guide the consumer cybersecurity industry. Within Norton Labs, our global technology research organization is focused on applied research projects, with the goal of rapidly creating new products to address consumer trends and grow the business, including defending consumer digital privacy and identity. We also have a global threat response and security technology organization that is made up of leading threat and security researchers, supported by advanced systems to innovate security technology and threat intelligence.
Industry Overview & Market Opportunity
Cyber Safety is a growing market, fueled by the increase in activities online over the years, as well as the years ahead. The core markets that we participate in are security, identity, and privacy. We believe the Cyber Safety market will continue to expand beyond these core markets and grow significantly – driven by the growing number of people connected to the Internet who have a digital life.
The cyber threat landscape is larger and more complicated than ever before, exposing consumers to an increased risk to their digital lives. The digitization of the world and the overlap between the physical and digital world is growing at a fast pace. New technologies, smart devices, digital identities, and an increasingly more connected world means consumers will encounter a range of new Cyber Safety challenges. Consumer demands and behaviors are rapidly changing and driving more activities online, from shopping, socializing, working, banking, to other activities in healthcare, entertainment, and so much more. Almost every aspect of a person’s life has a digital component. Unfortunately, many of those activities are left unprotected, and attackers are exploiting this larger opportunity and the inherent security and privacy vulnerabilities. Cyber criminals have not only expanded their reach, but the sophistication of digital threats and attacks are becoming increasingly more consumer-related.
Cyber crime, and the ways in which cyber criminals target consumers, continue to evolve along with behaviors and technology. Cyber crime encompasses any crime committed digitally over the internet and includes crimes where (i) malicious software or unauthorized access is detected on a device, network or online account (such as email, social media, online banking, online retail, gaming, online entertainment, etc.), and unauthorized access or connection to cloud service accounts; (ii) an individual is digitally victimized through a data breach, cyber theft, cyber extortion, or fraud (stolen personally identifiable information, identity theft, etc.); (iii) online stalking, bullying, or harassment is inflicted; or (iv) attacks related to privacy or disinformation (such as online tracking protection, identity impersonation, disinformation on social media, DeepFakes, non-trustworthy WiFis, EvilTwin attacks, etc.).
As cyber crime becomes an intensifying threat to our world, consumers are increasingly concerned. Our annual Norton Cyber Safety Insights Report examines the impact of cyber crime and consumers’ online behaviors and concerns related to their online security, privacy and identity. According to the 2021 report, which is based on research conducted online by The Harris Poll on behalf of us, nearly 330 million people across 10 countries were victims of cyber crime and more than 55 million people were victims of identity theft. Cyber crime victims collectively spent nearly 2.7 billion hours trying to resolve their issues. For more insights or information related to our Norton Cyber Safety Insights Report, please visit https://us.norton.com/nortonlifelock-cyber-safety-report.
Competitive Landscape
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
Our principal competitors are set forth below:
•Security: Our principal competitors in this market are Avast, Kaspersky, McAfee, Microsoft, Bitdefender, and Trend Micro.

•Identity Protection: Our principal competitors in this market are credit bureaus Equifax, Experian, and TransUnion, as well as certain credit monitoring and identity theft protection solutions from others such as Allstate, and Credit Karma.
•Online Privacy: Our principal competitors in this market are Avast, Kape, ExpressVPN, NordVPN, and Pango.
•Other Competitors: In addition to competition from large consumer security companies such as Avast and McAfee, we also face competition from smaller companies that may develop competing products, emerging competition from ISPs, operating systems, insurance companies, and financial service organization.
We believe we compete favorably with our competitors on the strength of our technology, people, product offerings, and integration across all of the key Cyber Safety categories. However, some of our competitors have substantially greater financial, technical, marketing, distribution, and other resources than we possess that afford them competitive advantages. As a result, they may be able to devote greater resources to develop, promote and sell their offerings; deliver competitive offerings at lower prices or for free; and introduce new solutions and respond to market developments and customer requirements more quickly than we can.
For more information on the risks associated with our competitors, please see “Risk Factors” in Item 1A included in this Annual Report on Form 10-K.
Environmental, Social and Governance (ESG)
We bring together our people, expertise, and technologies to support environmental, social, and governance (ESG) priorities that foster a safer and more sustainable future.
•Environment: we have a sharp focus on environmental performance.
•Social: we are proud to support the communities where our team members live and work.
•Governance: we operate with integrity with everything we do and celebrate diversity as a driver of innovation.
Our commitment to ESG is a critical anchor of our company’s mission and operating philosophy. Our ESG mission is to bring together our team, expertise, and powerful technology to build a safe, inclusive, and sustainable future for people, their information, and the digital world.
Setting strategic, achievable, and business-aligned corporate responsibility objectives helps to guide our work and improves our company performance. We aligned our objectives with the company’s business goals and focused on the unique impact we can make on the world.
Our objectives include:
•Data Privacy and Protection: Raise awareness of NortonLifeLock as a privacy leader.
•Education and Training for Cyber Safety: Leverage NortonLifeLock’s leading expertise and technology in Cyber Safety to protect communities.
•Diversity, Equity & Inclusion: Invest in high-impact nonprofits to bring more women and under-represented groups into cybersecurity and tech.
•Volunteering & Giving: Drive opportunities for employee volunteering and giving and increase employee participation rate.
•Environmental Stewardship: Establish NortonLifeLock as an environmentally responsible business.
Our annual ESG and Corporate Responsibility Report can be found via the NortonLifeLock website at https://www.nortonlifelock.com/about/corporate-responsibility.
Human Capital Management
At NortonLifeLock, our mission is to provide solutions for consumer Cyber Safety that defend against ever-evolving cyber threats, in a world that’s more connected than ever before. Our success in helping achieve this mission depends, in a large part, on the success of our employees. We strive to be a diverse, vibrant community with strong values and a shared commitment to each other, the work we do, and the world we all share.
•General Employee Demographics: As of April 2, 2021, we employed more than 2,800 employees in 26 countries worldwide, 1,216 in the U.S. and 1,592 in the rest of world. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. We are focused on attracting, developing, rewarding and retaining a diverse global team. Our board is invested in us; the Compensation and Leadership Development Committee of our Board of Directors oversees workforce and senior management compensation and development, and our Board of Directors is invested in our talent management strategies, culture, leadership quality development and overall engagement.
•Diversity, Equity and Inclusion (DEI): Our mission is to increase our global representation of underrepresented groups at all levels (diversity), where everyone has an opportunity for development and advancement (equity) and is able to bring their whole selves to work and feel valued every day (inclusion). This mission is built upon four foundational pillars: (1) measurement and accountability; (2) fostering an inclusive environment; (3) diversifying our workforce; and (4) employee development and retention, which are designed to support our ability to attract, retain and develop the best talent in cybersecurity.

Diversifying our workforce was a strategic talent goal for fiscal year 2021, and we have made progress in increasing representation. As of April 2, 2021, women represented 33% of our workforce and held positions in 30% of our leadership. In addition, as of April 2, 2021, women represented 44% of our Board of Directors.
In support of our Diversifying our Workforce pillar, we became approved as a Work180 partner company, a women-focused recruitment site that only lists career opportunities from employers that support diversity, inclusion, and flexibility. In addition to WORK180, we post positions on several diverse recruiting sites, including Black Tech Jobs, Jobs for Her, and Women Who Code.
As part of ongoing focus on employee and development, we have participated in McKinsey & Company’s Black Leadership Academy since November 2020 to help accelerate the progression of Black leaders in the company. Participants attended either a three-month Black Executive Leadership Program, designed for senior leaders looking to further develop their leadership capabilities, or a six-month Management Accelerator, designed to support ongoing career progression for high performing early to mid-career managers.
•NLOK Communities: In FY21, we launched seven employee resource groups, called NLOK Communities, as a platform for communities of employees to come together as allies, to learn, support, mentor, and celebrate with one another. We believe these groups play a vital role in helping create an inclusive work culture where everyone feels seen, heard, respected, and valued.
•Employee Development, Engagement and Training: Feedback from our employees is critical in designing and refining our human capital management strategy. We regularly seek both candid and structured input from our employees by conducting a quarterly Ngage pulse survey on a targeted topic. We are invested in providing a productive, supportive, and inclusive environment for our teams with a focus on learning and development across all levels where flexibility and choice are guiding principles.
•Human Capital Governance: We partner closely with our Board of Directors and the Compensation and Leadership Development Committee on our strategies and objectives related to talent management, talent acquisition, leadership development, retention and succession, DEI, and employee engagement.
Intellectual Property
We are a leader amongst Cyber Safety solutions for consumers in pursuing patents and currently have a portfolio of over 1,000 U.S. and international patents issued with many pending. We protect our intellectual property rights and investments in a variety of ways to safeguard our technologies and our long-term success. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software products and services. The term of the patents we hold is, on average, twelve years. From time to time, we enter into cross-license agreements with other technology companies covering broad groups of patents; we have an additional portfolio of over 2,100 U.S. and international patents cross-licensed to us as part of our arrangement with Broadcom as a result of the asset sale of our former enterprise security business.
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
In addition, companies in the technology industry may own a large number of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights.
For more information on the risks associated with our intellectual property, please see “Risk Factors” in Item 1A included in this Annual Report on Form 10-K.
Information Security and Risk Oversight
We maintain a comprehensive technology and cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We regularly perform evaluations of our security program and continue to invest in our capabilities to keep customers, employees, and critical assets safe. Our Head of Cyber Security is ultimately responsible for our cybersecurity program, which includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks, and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in ongoing mandatory annual trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the firm. We also implement enhanced annual trainings for specific specialized employee populations, including secure coding training.
Recently, our Board of Directors established a Technology and Cybersecurity Committee of the Board with direct oversight to the Company’s (1) technology strategy, initiatives and investments and (2) key cybersecurity information technology risks against both internal and external threats. The Technology and Cybersecurity Committee is comprised entirely of independent directors, two of whom have significant work experience related to information security issues or oversight. Management will report security instances to the committee as they occur, if material, and will provide a summary multiple times per year to the Committee. Additionally, our Head of Cyber Security meets at least twice annually with the Board of Directors or the Audit Committee of the Board of Directors to brief them on technology and information security matters. We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. In the last three years, the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.
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
For information on the risks associated with complying with privacy and data security laws, please see “Risk Factors” in Item 1A included in this Annual Report on Form 10-K.
Available information
Our Internet home page is located at https://www.nortonlifelock.com. We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC) on our investor relations website located at https://investor.nortonlifelock.com. The information contained, or referred to, on our website, including in any reports that are posted on our website, is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Item 1A. Risk Factors
COVID-19 RISKS
The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a near company-wide work-from-home requirement for most employees until further notice, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future. We continue to monitor the situation and will adjust our current policies as recommendations and public health guidance changes. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts, or employee productivity. Nevertheless, as employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
The U.S. and global economies have experienced a recession due to the economic impacts of the COVID-19 pandemic. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in 2021, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of new variants of the disease, the extent, effectiveness and acceptance of containment actions, such as vaccination programs, and the impact of these and other factors on our employees, customers, partners and third-party service providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or deteriorate further, our business, operating results, financial condition and cash flows could be adversely affected.
RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY
If we are unable to develop new and enhanced solutions, or if we are unable to continually improve the performance, features, and reliability of our existing solutions, our business and operating results could be adversely affected.
Our future success depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation. We believe that we also must continue to dedicate a significant amount of resources to our research and development efforts to decrease our reliance on third parties. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. Additionally, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers. A loss of customers would adversely impact our business and operating results.
The development and introduction of new solutions involve a significant commitment of time and resources and are subject to a number of risks and challenges including but not limited to:
•Lengthy development cycles;
•Evolving industry and regulatory standards and technological developments by our competitors and customers;
•Rapidly changing customer preferences;
•Evolving platforms, operating systems, and hardware products, such as mobile devices;
•Product and service interoperability challenges with customer’s technology and third-party vendors;
•Entering into new or unproven markets; and
•Executing new product and service strategies.
In addition, third parties, including operating systems and internet browser companies, may take steps to limit the interoperability of our solutions with their own products and services, in some cases to promote their own offerings. This could delay the development of our solutions or our solutions may be unable to operate effectively. This could also result in decreased demand for our solutions, decreased revenue, and harm to our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.
If we are not successful in managing these risks and challenges, or if our new or improved solutions are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.
We operate in a highly competitive environment, and our competitors may gain market share in the markets for our solutions.
We operate in intensely competitive markets that experience frequent technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, we could lose market share and experience a decline in our revenues. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors as well as the ways our information is accessed, used and stored by our customers, and appropriately respond to competitive strategies.
Our competitors include software vendors and operating system providers that offer solutions that directly compete with our offerings. We face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of our competitors are increasingly developing and incorporating into their products data protection software and other competing products, often free of charge, that compete at some level with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions. We face additional risks that these products could limit the operability of our solutions for our customers. Some of our competitors have greater financial, technical, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours, including through investing more in internal innovation than we can. Further consolidation within our industry or other changes in the competitive environment, such as greater vertical integration from key computing and operating system suppliers could result in larger competitors that compete more directly with us. We also face competition from many smaller companies that specialize in particular segments of the market in which we compete.
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
The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain solutions or provide offerings, or offer free introductory products (freemium products) that compete with ours, we may need to lower prices or offer similar freemium products in order to compete successfully. Similarly, if external factors require us to raise our prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2021, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
In addition, in January 2021, we acquired Germany-based Avira. Many of Avira’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira acquisition is attributable to converting Avira’s freemium users to a paid subscription option. Numerous factors, however, may impede our ability to retain and convert these users into paying customers.
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
•Our resellers and distributors frequently market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of these competing solutions due to pricing, promotions, and other terms offered by our competitors;
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
Our revenue and operating results depend significantly on our ability to retain our existing customers, convert existing non-paying customers to paying customers, and add new customers.
We generally sell our solutions to our customers on a monthly or annual subscription basis. Customers may choose not to renew their membership with us at any time. Renewing customers may require additional incentives to renew, may not renew for the same contract period, or may change their subscriptions. We therefore may be unable to retain our existing customers on the same or on more profitable terms, if at all. In addition, we may not be able to accurately predict or anticipate future trends in customer retention or effectively respond to such trends.
Our customer retention rates may decline or fluctuate due to a variety of factors, including the following:
•Our customers’ levels of satisfaction or dissatisfaction with our solutions and the value they place on our solutions;
•The quality, breadth, and prices of our solutions;
•Our general reputation and events impacting that reputation;
•The services and related pricing offered by our competitors;
•Disruption by new services or changes in law or regulations that impact the need for efficacy or of our products and services;
•Changes in autorenewal regulations;
•Our customer service and responsiveness to the needs of our customers; and
•Changes in our target customers’ spending levels as a result of general economic conditions or other factors.
Declining customer retention rates could cause our revenue to may grow more slowly than expected or decline; and our operating results, gross margins and business will be harmed.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.

As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019, we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the “Broadcom sale”) and in January 2021, we completed the acquisition of Avira. These activities can involve a number of risks and challenges, including:
•Complexity, time, and costs associated with managing these transactions, including the integration of acquired and the winding down of divested business operations, workforce, products, IT systems, and technologies;
•Challenges in retaining customers of acquired businesses, or providing the same level of service to existing customers with reduced resources;
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
In response to changes in industry structure and market conditions, we may be required to strategically reallocate our resources and consider restructuring, disposing of, or otherwise exiting certain businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our vendor agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs, our loss contingencies may include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers.
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
Our endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services substantially to the same extent and in substantially the same manner, as has been historically provided under a license agreement with a limited term.
As a result, we are dependent on Broadcom for services and technology that are critical to our Norton business, and if Broadcom fails to deliver these Engine-Related Services it would result in significant business disruption, and our business and operating results and financial condition could be materially and adversely affected. Furthermore, if our current sources become unavailable, and if we are unable to develop or obtain alternatives to integrate or deploy them in time, our ability to compete effectively could be impacted and have a material adverse effect on our business. Additionally, in connection with the Broadcom sale, we lost other capabilities, including certain threat intelligence data which were historically provided by our former Enterprise Security business, the lack of which could have a negative impact on our business and products.
Our future success depends on our ability to attract and retain personnel in a competitive marketplace.

Our future success depends upon our ability to recruit and retain key management, technical (including cyber security experts), sales, marketing, e-commerce, finance, and other personnel. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition for people with the specific skills that we require is significant. While we continue to monitor the competitive environment, it is possible that the COVID-19 pandemic may affect the productivity of our employees and our ability to attract and retain key talent. As a result of the pandemic, in March 2020, we transitioned to a remote working environment for the substantial majority of our employees. While our employees have transitioned effectively to working from home, over time such remote operations may decrease the cohesiveness of our employees and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new employees and to retain existing employees.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures have widely varied and have, in the past, resulted in significant changes to our executive leadership team. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, our internal control over financial reporting, and our results of operations. In addition, hiring, training, and successfully integrating replacement personnel can be time consuming and expensive, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future financial results.
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
Furthermore, our business administration, human resources, compliance efforts, and finance services depend on the proper functioning of our computer, telecommunication, and other related systems and operations. A disruption or failure of these systems or operations because of a disaster, cyber-attack or other business continuity event, such as the COVID-19 pandemic, could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. Although we endeavor to ensure there is redundancy in these systems and that they are regularly backed-up, there are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner.  If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
If we fail to offer high-quality customer support, our customer satisfaction may suffer and have a negative impact our business and reputation.
Many of our customers rely on our customer support services to resolve issues, including technical support, billing and subscription issues, that may arise. If demand increases, or our resources decrease, we may be unable to offer the level of support our customers expect. Any failure by us to maintain the expected level of support could reduce customer satisfaction and negatively impact our customer retention and our business.
Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
We derive a portion of our revenues from customers located outside of the U.S., and we have significant operations outside of the U.S., including engineering, finance, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:
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
RISKS RELATED TO OUR SOLUTIONS
Our solutions, systems, websites and the data on these sources may be subject to intentional disruption that could materially harm to our reputation and future sales.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to be an ongoing target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a leading cyber security company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, may attempt to penetrate our network security or the security of our systems and websites and misappropriate proprietary information or cause interruptions of our products and services. Such attempts are increasing in number and in technical sophistication, and if successful could expose us and the affected parties, to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations.
While we engage in a number of measures aimed to protect against security breaches and to minimize the impact if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches, including a large-scale attack on SolarWinds customers by a foreign nation state actor and a significant uptick in ransomware/extortion attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers.
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
Negative publicity regarding our brand, solutions and business could harm our competitive position.

Our brand recognition and reputation as a trusted service provider are critical aspects of our business and key to retaining existing customers and attracting new customers. Our business could be harmed due to errors, defects, disruptions or other performance problems with our solutions causing our customers and potential customers to believe our solutions are unreliable. Furthermore, negative publicity, whether or not justified, including intentional brand misappropriation, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. In addition, the rapid rise and use of social media has the potential to harm our brand and reputation. We may be unable to timely respond to and resolve negative and inaccurate social media posts regarding our company, solutions and business in an appropriate manner. Damage to our reputation and loss of brand equity may reduce demand for our solutions and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.
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
Additionally, changes to applicable privacy or data security laws could impact how we process personal information and therefore limit the effectiveness of our solutions or our ability to develop new solutions. For example, the European Union General Data Protection Regulation imposes more stringent data protection requirements and provides for greater penalties for noncompliance of up to the greater of €20 million or four percent of our worldwide annual revenues.
Data protection legislation is also becoming increasingly common in the U.S. at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (the CCPA) requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information that has been collected and allows such consumers new abilities to opt-out of certain sales of personal information. Further, the new California Privacy Rights Act (the CPRA) significantly modifies the CCPA. These modifications may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply.
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
Additionally, third parties with whom we work, such as vendors or developers, may violate applicable laws or our policies and such violations can place personal information of our customers at risk. In addition, our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access. This could have an adverse effect on our reputation and business. In addition, such third parties could expose us to compromised data or technology, or be the target of cyberattack and other data breaches which could impact our systems or our customers’ records. Further, we could be the target of a cyberattack or other action that impacts our systems and results in a data breach of our customers’ records. This could have an adverse effect on our reputation and business.
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
We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the ongoing SEC investigation, which may continue to adversely affect our business and financial condition. In addition, securities class actions and other lawsuits have been filed against us, certain current and former directors, and former officers. The outcome of the securities class actions and other litigation and regulatory proceedings or government enforcement actions is difficult to predict, and the cost to defend, settle, or otherwise resolve these matters may be significant. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of very large or indeterminate amounts or seek to impose sanctions, including significant monetary penalties. The monetary and other impact of these litigations, proceedings, or actions may remain unknown for substantial periods of time. Further, an unfavorable resolution of litigations, proceedings or actions could have a material adverse effect on our business, financial condition, and results of operations and cash flows. Any future investigations or additional lawsuits may also adversely affect our business, financial condition, results of operations, and cash flows.
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
We have initiated and been named as a party to lawsuits, including patent litigation, class actions, and governmental claims, and we may be named in additional litigation. The expense of initiating and defending, and in some cases settling, such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could have a materially adverse effect on our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively and materially impact our ability to conduct our business, results of operations, and cash flows.
For example, in December 2018 the United Kingdom’s Competition and Markets Authority (CMA) launched an investigation into auto-renewal practices in the antivirus sector and recently announced that NortonLifeLock was one of the companies it was investigating. We continue to cooperate with the CMA in the course of its investigation and believe our business practices are fair and compliant with U.K. consumer law; however, we have been expending management time and resources on this matter and an unfavorable outcome of this investigation and any resulting litigation could impact our marketing practices to consumers, and potentially damage our reputation and otherwise harm our business and financial results.
Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.
From time to time, third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our solutions, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our partners. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend, and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.
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
Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source may not or cannot be eliminated and could, if not properly addressed, negatively affect our business.
RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.
As of April 2, 2021, we had an aggregate of $3,620 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest, and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
•We are exposed to fluctuations in interest rates because borrowings under our senior secured credit facilities bear interest at variable rates;
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
•Changes by any rating agency to our outlook or credit rating could negatively affect the value of our debt and/or our common stock, adversely affect our access to debt markets, and increase the interest we pay on outstanding or future debt; and
•Conversion of our convertible note could result in significant dilution of our common stock, which could result in significant dilution to our existing stockholders and cause the market price of our common stock to decline.

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
The elimination of LIBOR after June 2023 may affect our financial results.
On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
•Competitive pricing pressure or free offerings that compete with one or more of our solutions;
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
•The publication of unfavorable or inaccurate research reports about our business by cybersecurity industry analysts;
•The success of our corporate responsibility initiatives;
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including the potential for corporate tax increases under the new Biden Administration;
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NLOK”. As of April 2, 2021, there were 1,538 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended April 2, 2021 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2016 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among NortonLifeLock Inc., the S&P 500 Index
and the S&P Information Technology Index

375
350
325
300
275
250
225
200
175
150
125
100
75
Dollars
4/1/2016
3/31/2017
3/30/2018
3/29/2019
4/3/2020
4/2/2021
NortonLifeLock Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of NortonLifeLock under the Securities Act or the Exchange Act.
Repurchases of our equity securities
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of April 2, 2021, we had $274 million remaining authorized to be completed in future periods. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million bringing the total authorized under the stock repurchase program to $1,774 million. The authorization does not have an expiration date. Stock repurchases during the three months ended April 2, 2021, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2, 2021 to January 29, 2021	5	$20.80	5	$323
January 30, 2021 to February 26, 2021	2	$20.28	2	$284
February 27, 2021 to April 2, 2021 (2)	—	$20.01	—	$274
Total number of shares repurchased	7		7

(1) The number of shares purchased is reported on trade date. Repurchases of 1 million shares, which were executed prior to January 2, 2021, settled during the period of January 2, 2021 to January 29, 2021.
(2) The number of shares is less than 1 million.

Item 6. Selected Financial Data
This item is no longer required, as we have elected to early adopt the amendment to Item 301 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
NortonLifeLock Inc. has the largest Consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries. We are the trusted and number one top of mind brand in consumer Cyber Safety, according to the 2020 NortonLifelock brand tracking study. We help prevent, detect, and restore potential damages caused by many cyber criminals.
We have utilized and expect to continue to utilize acquisitions to contribute to our long-term growth objectives. During fiscal year 2021, we completed the acquisition of Avira, which provides a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. We believe this acquisition will help accelerate our international growth.
Fiscal Year Highlights
•In May 2020, we settled the $625 million principal and conversion rights of our 2.0% Convertible Notes for $1,176 million in cash. The repayments resulted in an adjustment to stockholders’ equity of $578 million and a gain on extinguishment of $20 million.
•In July 2020, we completed the sale of our Culver City property for cash consideration of $118 million, net of selling costs, and recognized a gain on sale of $35 million.
•In September 2020, we borrowed $750 million under the Delayed Draw Term Loan, maturing in 2024, and used the entire amount of the proceeds to repay in full the principal and accrued interest under our 4.2% Senior Notes due September 2020. The first amendment to our credit agreement, executed in May 2021, extends the maturity date from November 2024 to May 2026 for this tranche. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
•In October 2020, we entered into multiple agreements with Broadcom for an aggregate amount of $200 million to license Broadcom’s enterprise software and security engines and to resolve all outstanding payments and claims related to the asset purchase and transition services agreement.
•In December 2020, we substantially completed our restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. We incurred total costs of $509 million since the inception of the November 2019 Plan, excluding stock-compensation expense, primarily related to workforce reduction, contract termination, and asset write-offs and impairment charges.
•In January 2021, we completed the acquisition of Avira for total aggregate consideration of $344 million, net of $32 million cash acquired.
•On April 1, 2021, we completed the sale of certain land and buildings in Mountain View for cash consideration of $100 million, net of selling costs, and recognized a gain on sale of $63 million.
Fiscal calendar and basis of presentation
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2021, 2020, and 2019 in this report refers to fiscal year ended April 2, 2021, April 3, 2020, and March 29, 2019, respectively. Fiscal 2020 was a 53-week year, whereas fiscal 2021 and 2019 each consisted of 52 weeks.

Key financial metrics
The following table provides our key financial metrics for fiscal 2021 compared with fiscal 2020:

	Fiscal Year
(In millions, except for per share amounts)	2021	2020
Net revenues	$2,551	$2,490
Operating income	$896	$355
Income from continuing operations	$696	$578
Income (loss) from discontinued operations	$(142)	$3,309
Net income	$554	$3,887
Net income per share from continuing operations - diluted	$1.16	$0.90
Net income per share from discontinued operations - diluted	$(0.24)	$5.15
Net income per share - diluted	$0.92	$6.05
Net cash provided by (used in) operating activities	$706	$(861)

	As of
(in millions)	April 2, 2021	April 3, 2020
Cash, cash equivalents and short-term investments	$951	$2,263
Contract liabilities	$1,265	$1,076
•Net revenues increased $61 million, primarily due to increased sales of our consumer security products and our identity and protection products, partially offset by the divestiture of our ID Analytics solutions and the additional week of revenue recognized during fiscal 2020.
•Operating income increased $541 million, primarily due to lower compensation expense, outside services expense, and facility and IT costs that were driven by our cost reduction programs, partially offset by a legal accrual relating to an ongoing civil lawsuit involving a government contract with the U.S. General Services Administration (GSA).
•Income from continuing operations increased $118 million, primarily due to higher operating income, gain on sale of our Culver City and certain Mountain View properties, gain on extinguishment of debt, and lower income tax expense, partially offset by the absence of the $379 million gain on sale of our equity method investment in DigiCert and the $250 million gain on the sale of our ID Analytics solutions, which were divested in fiscal 2020.
•We incurred a loss from discontinued operations, net of tax, compared to a gain during the corresponding period in fiscal 2020, primarily due to the absence of gain on the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the “Broadcom sale”), the absence of operating income as a result of the Broadcom sale, and a settlement with Broadcom in the second quarter of fiscal 2021 of all outstanding payments and certain claims related to the Broadcom sale.
•Net income and net income per share decreased, primarily due to the loss from discontinued operations for the reasons discussed above, partially offset by higher income from continuing operations.
•Cash, cash equivalents and short-term investments decreased by $1,312 million compared to April 3, 2020, primarily due to repayment of debt, net of borrowings, and to a lesser extent, payments for dividends and dividend equivalents, and payment for acquisitions. The payments were partially offset by net cash provided by operating activities and proceeds from the sale of our Culver City and certain Mountain View properties. In May 2020, we settled the principal and conversion rights of $625 million of our 2.0% Convertible Notes for $1,176 million in cash.
•Contract liabilities increased $189 million compared to April 3, 2020, primarily due to higher billings than recognized revenue and the acquisition of Avira.
COVID-19 UPDATE
    The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. To protect the health and well-being of our employees, partners and third-party service providers, we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only. We continue to monitor the situation and plan to adjust our current policies as recommendations and public health guidance is changing. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts, or employee productivity. Nevertheless, as employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
The U.S. and global economies have experienced a recession due to the economic impacts of the COVID-19 pandemic. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in

2021, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of new variants of the disease, the extent, effectiveness and acceptance of containment actions, such as vaccination programs, and the impact of these and other factors on our employees, customers, partners and third-party service providers. For more information on the risks associated with the COVID-19 pandemic, please see “Risk Factors” in Item 1A.
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
Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, trade names, and acquired patents, and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Third-party valuation specialists are also utilized for certain estimates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.
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

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2021	2020	2019
Net revenues	100%	100%	100%
Cost of revenues	14	16	19
Gross profit	86	84	81
Operating expenses:
Sales and marketing	23	28	29
Research and development	10	13	17
General and administrative	8	15	17
Amortization of intangible assets	3	3	3
Restructuring, transition and other costs	6	11	9
Total operating expenses	51	70	75
Operating income	35	14	6
Interest expense	(6)	(8)	(8)
Other income (expense), net	5	27	(2)
Income (loss) from continuing operations before income taxes	34	33	(4)
Income tax expense	7	10	—
Income (loss) from continuing operations	27	23	(4)
Income (loss) from discontinued operations	(6)	133	6
Net income	22%	156%	1%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year			Variance in %
(In millions, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net revenues	$2,551	$2,490	$2,456	2%	1%
Fiscal 2021 compared to fiscal 2020
Net revenues increased $61 million primarily due to a $91 million increase in sales of our consumer security products and a $60 million increase in sales of our identity and protection products. This was driven by the increase in our direct customer count year-over-year, and stable annual retention rate and average revenue per user (ARPU) in fiscal 2021. The increase was partially offset by a $46 million decrease as a result of the divestiture of our ID Analytics solutions in January 2020 and $44 million of revenue recognized during an additional week in fiscal 2020.
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
The following table summarizes supplemental key performance metrics for our solutions:

	Fiscal Year
(In millions, except for per user amounts and percentages)	2021	2020	2019
Direct customer revenue (1)	$2,286	$2,204	$2,168
Partner revenues	$270	$240	$240
Average direct customer count (2)	21.2	20.2	20.7
Direct customer count (at quarter-end)	23.0	20.2	20.3
Direct average revenue per user (ARPU) (3)	$9.01	$8.90	$8.74
Annual retention rate	85%	85%	85%

(1) Direct customer revenues in fiscal 2021 excludes a $5 million reduction of revenue from a contract liability purchase accounting adjustment recognized during the last quarter due to the acquisition of Avira. Direct customer revenues in fiscal 2020 and 2019 excludes $46 million and $48 million, respectively, of revenue from ID Analytics solutions, which were divested in the fourth quarter of fiscal 2020.
(2) Average direct customer count for fiscal 2021 is calculated as an average of the fiscal quarters. The average direct customer count for the fourth fiscal quarter was pro-rated to include 1.6 million customers from the Avira acquisition.
(3) ARPU in fiscal 2020 was normalized to exclude the impact of the extra week on direct revenue, which we estimate to be approximately $41 million of direct customer revenue. Excluding this adjustment, ARPU would have been $9.07 in fiscal 2020.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with us at the end of the reported period. Users with multiple products or entitlements are counted for based on which solutions they are subscribed. We exclude users on free trials and promotions and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscriptions directly with us.
From time to time, we update our methodology due to changes in the business. In fiscal 2021, the average direct customer count calculation has been refined primarily to pro-rate for acquisitions that happen during a quarter, such as Avira, which was acquired in January 2021. The full year average direct customer count is calculated as an average across the quarters. This change in methodology had an immaterial impact to historical amounts presented.
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
Net revenues by geographic region
Percentage of revenue by geographic region as presented below is based on the billing location of the customer.

	Fiscal Year
	2021	2020	2019
Americas	72%	74%	73%
EMEA	16%	15%	16%
APJ	12%	11%	11%

Percentages may not add to 100% due to rounding.
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region remained consistent in fiscal 2021, 2020, and 2019.
Cost of revenues

	Fiscal Year			Variance in %
(In millions, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cost of revenues	$362	$393	$455	(8)%	(14)%
Fiscal 2021 compared to fiscal 2020
Our cost of revenues decreased $31 million primarily due to decreases in royalty charges and technical support costs, partially offset by an increase in commissions, reflecting higher investments in affiliate marketing programs.
Fiscal 2020 compared to fiscal 2019

Our cost of revenues decreased $62 million primarily due to decreases in technical support costs and service costs, partially offset by an increase in royalty charges. In addition, during fiscal 2019, we recorded higher inventory write-offs of $10 million due to our discontinuation of our consumer hardware product line.
Operating expenses

	Fiscal Year			Variance in %
(In millions, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Sales and marketing	$576	$701	$712	(18)%	(2)%
Research and development	267	328	420	(19)%	(22)%
General and administrative	215	368	410	(42)%	(10)%
Amortization of intangible assets	74	79	80	(6)%	(1)%
Restructuring, transition and other costs	161	266	221	(39)%	20%
Total	$1,293	$1,742	$1,843	(26)%	(5)%
Fiscal 2021 compared to fiscal 2020
Sales and marketing expense decreased $125 million primarily due to a $147 million decrease in shared facility and IT costs, partially offset by a $12 million increase in advertising and promotional expense.
Research and development expense decreased $61 million due to a $44 million decrease in shared facility and IT costs and a $17 million decrease in compensation, driven by lower headcount.
General and administrative expense decreased $153 million primarily due to a $70 million decrease in compensation expense, a $55 million decrease in shared facility and IT costs, and a $43 million decrease in outside services expense, partially offset by an additional legal accrual of $25 million in fiscal 2021 relating to an ongoing civil lawsuit involving a government contract with the GSA.
The overall decreases in our sales and marketing, research and development and general and administrative expenses were driven by our cost reduction initiatives.
Amortization of intangible assets was relatively flat compared to fiscal 2020.
Restructuring, transition and other costs decreased $105 million primarily due to a $50 million decrease of contract cancellation charges and a $59 million decrease in severance costs in connection with our November 2019 restructuring plan (the November 2019 Plan). The decrease was partially offset by a $11 million increase in asset write-offs and impairments. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our restructuring plans.
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

Non-operating income (expense), net

	Fiscal Year			Variance in $
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest expense	$(144)	$(196)	$(208)	$52	$12
Interest income	4	80	42	(76)	38
Loss from equity interest	—	(31)	(101)	31	70
Foreign exchange gain (loss)	1	(6)	(11)	7	5
Gain on divestitures	—	250	—	(250)	250
Gain on sale of equity method investment	—	379	—	(379)	379
Gain on early extinguishment of debt	20	—	—	20	—
Gain on sale of properties	98	—	—	98	—
Transition service expense, net	(9)	(19)	—	10	(19)
Other	6	7	13	(1)	(6)
Non-operating income (expense), net	$(24)	$464	$(265)	$(488)	$729
Fiscal 2021 compared to fiscal 2020
Non-operating income, net of expense, decreased $488 million primarily due the absence of the $379 million gain on sale of our equity method investment in DigiCert and the $250 million gain on the sale of our ID Analytics solutions, which were divested in fiscal 2020. The decrease was partially offset by the absence of loss from our equity interest in DigiCert, gain on sale of our Culver City property and certain Mountain View properties, and the gain on extinguishment of debt due to the repayment of our 2.0% Convertible Notes in fiscal 2021.
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

	Fiscal Year
(In millions, except for percentages)	2021	2020	2019
Income (loss) from continuing operations before income taxes	$872	$819	$(107)
Provision for income taxes	$176	$241	$3
Effective tax rate on income (loss) from continuing operations	20%	29%	(3)%
Fiscal 2021 compared to fiscal 2020
Our effective tax rate decreased primarily due to releases in uncertain tax positions and favorable withholding tax rulings.
Fiscal 2020 compared to fiscal 2019
Our effective tax rate increased primarily due to an increase in income taxes from non-deductible goodwill, and an increase in income taxes as a result of the Altera Ninth Circuit Opinion. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about the Altera Ninth Circuit Opinion.

Discontinued operations

	Fiscal Year			Variance in %
(In millions, except for percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net revenues	$1	$1,368	$2,288	(100)%	(40)%
Gross profit	$1	$1,035	$1,693	(100)%	(39)%
Operating income (loss)	$(177)	$4	$234	(4,525)%	(98)%
Gain on sale	$—	$5,434	$—	N/A	N/A
Income (loss) before income taxes	$(176)	$5,431	$228	(103)%	2,282%
Income tax expense (benefit)	$(34)	$2,122	$87	(102)%	2,339%
Income (loss) from discontinued operations, net of taxes	$(142)	$3,309	$141	(104)%	2,247%
Fiscal 2021 compared to fiscal 2020
We incurred a loss from discontinued operations in fiscal 2021, compared to a gain during the corresponding period in fiscal 2020, primarily due to the absence of gain on the Broadcom sale, the absence of operating income as a result of the Broadcom sale, and a $200 million settlement with Broadcom in the second quarter of fiscal 2021 of all outstanding payments and certain claims related to the Broadcom sale.
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
As of April 2, 2021, we had cash, cash equivalents and short-term investments of approximately $1.0 billion, of which $0.4 billion was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity, and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes. We have recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries.
We also have an undrawn revolving credit facility of $1 billion. The first amendment to our credit agreement, executed in May 2021, extends the maturity date from November 2024 to May 2026. For additional discussion on the amendment, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Divestiture of Enterprise Security business
In fiscal 2020, we completed the sale of certain assets and the assumption of certain liabilities of our Enterprise Security business to Broadcom. During fiscal 2021, we paid approximately $70 million of U.S. and foreign income taxes as a result of the transaction.
On October 1, 2020, we entered into multiple agreements with Broadcom and paid an aggregate amount of $200 million. We licensed Broadcom’s enterprise software, multiple security engines and related telemetry for 5.6 years. In addition, we resolved all outstanding payments and certain claims related to the asset purchase and transition services agreements.

Debt
In May 2020, we settled the $625 million principal and conversion rights of our 2.0% Convertible Notes for $1,176 million in cash. In September 2020, we borrowed $750 million under the Delayed Draw Term Loan, maturing in November 2024, and used the entire amount of the proceeds to repay in full the principal and accrued interest under our 4.2% Senior Notes due September 2020. In March 2021, we made a $6 million quarterly principal payment on our initial term loan (the Initial Term Loan) and a $9 million quarterly principal payment on the Delayed Draw Term Loan. On May 7, 2021, we entered into the first amendment to our credit agreement, which provides an additional five year term loan (the First Amendment Additional Term Loan), and extends the maturity date of the Initial Term Loan, the Delayed Draw Term Loan, and revolving credit facility from November 2024 to May 2026. For additional discussion on the amendment, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
In May 2021, we entered into a Convertible Notes Purchase Agreement (the “Agreement”) under which we agreed to repurchase $250 million in aggregate principal amount of our new 2.50% convertible senior notes due 2022. Under the terms of the Agreement, we paid an aggregate of $365 million on May 20, 2021, representing $24.40 per underlying share into which the notes are convertible, accrued and unpaid interest through the date of settlement, and a portion of the cash dividend that we declared on May 10, 2021 . For additional discussion on the Agreement, see Note 19 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K
Sale of certain assets
On July 27, 2020, we completed the sale of our Culver City property for cash consideration of $118 million, net of selling costs.
On April 1, 2021, we completed the sale of certain land and buildings in Mountain View for cash consideration of $100 million, net of selling costs.
Acquisition of Avira
On January 8, 2021, we completed our acquisition of Avira for total aggregate cash consideration of $344 million, net of $32 million cash acquired.
Share repurchase program
During fiscal 2021, we executed repurchases of 15 million shares of our common stock under our existing share repurchase program for an aggregate amount of $304 million.
Cash flows
The following table summarizes our cash flow activities in fiscal 2021, 2020 and 2019:

	Fiscal Year
(In millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$706	$(861)	$1,495
Investing activities	$(69)	$11,379	$(241)
Financing activities	$(1,903)	$(10,123)	$(1,209)
Increase (decrease) in cash and cash equivalents	$(1,244)	$386	$17
Cash from operating activities
Fiscal 2021
Our cash from operating activities in fiscal 2021 reflected net income of $554 million, adjusted by non-cash items, primarily consisting of amortization and depreciation of $150 million, impairments of current and long-lived assets of $90 million, stock-based compensation expense of $81 million, deferred income taxes of $42 million, and gain on sale of properties of $98 million.
Changes in operating assets and liabilities during fiscal 2021 consisted primarily of the following:
Contract liabilities increased $118 million, primarily due to higher billings than recognized revenue.
Accounts payable decreased $44 million, primarily due to a reduction in operating costs in connection with our November 2019 Plan, which was completed during fiscal 2021.
Income taxes payable decreased $299 million primarily due to tax payments made during fiscal 2021, including payments related to the Broadcom sale, payments of federal and foreign income taxes, and a decrease as a result of favorable tax rulings. During fiscal 2021, we made aggregate tax payments of $341 million related to these transactions.
Fiscal 2020
Our cash flows for fiscal 2020 reflected net income of $3,887 million, adjusted by non-cash items, primarily consisting of gains on divestitures of $5,684 million and a gain on the sale of our equity method investment of $379 million, amortization and depreciation of $361 million, and stock-based compensation of $312 million.
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
Cash from investing activities
Our cash flows used in investing activities in fiscal 2021 primarily consisted of payment for the Avira acquisition of $344 million, net of $32 million cash acquired, partially offset by proceeds from the sale of our Culver City and certain Mountain View properties of $218 million and proceeds from maturities and sales of short-term investments of $68 million.
Our investing activities in fiscal 2020 primarily consisted of $10,918 million in net proceeds from the Broadcom sale and the divestiture of our ID Analytics solutions and $380 million from the sale of our equity method investment in DigiCert.
Cash from financing activities
Our financing activities in fiscal 2021 primarily consisted of repayments of debt of $1,941 million in connection with the settlement of our 2.0% Convertible Notes, repayments of our 4.2% Senior Notes, and quarterly principal payments of our Initial Term Loan and Delayed Draw Term Loan, payment of dividends and dividend equivalents of $373 million, and repurchases of common stock of $304 million, partially offset by proceeds from issuance of debt of $750 million under our Delayed Draw Term Loan.
Our financing activities in fiscal 2020 primarily consisted of payments of dividends and dividend equivalents of $7,481 million, repurchases of common stock of $1,581 million, debt repayments of $868 million, consisting of $552 million in principal and a $316 million cash settlement of the equity rights associated with our Senior Convertible notes, and cash consideration of $546 million paid in connection with the exchange of convertible debt.
Cash requirements
Debt - As of April 2, 2021, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our debt.

(In millions)	April 2, 2021
Term Loans	$1,235
Senior Notes	1,500
Convertible Senior Notes	875
Mortgage Loans	10
Total debt	$3,620
Debt covenant compliance - The credit agreement we entered into in November 2019, which was amended and extended through May 2026 on May 7, 2021, contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of April 2, 2021, we were in compliance with all debt covenants.
Dividends - On May 10, 2021, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2021. Any future dividends will be subject to the approval of our Board of Directors.
Stock repurchases - Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act,) and privately-negotiated transactions. As of April 2, 2021, the remaining balance of our stock repurchase authorization is $274 million and does not have an expiration date. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million, bringing the total authorized amount under the stock repurchase program to $1,774 million. The authorization does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and other investment opportunities.
Restructuring - Under our restructuring plans approved by our Board of Directors in November 2019 and December 2020, we have incurred cash expenditures primarily for severance and termination benefits, contract terminations, and other exit and disposal costs. The November 2019 Plan was completed in fiscal 2021 with total cash payments of $139 million during the fiscal year. As of April 2, 2021, we estimate that we will incur total costs up to $20 million in connection with the December 2020 Plan. During fiscal 2021, we made $9 million in cash payments related to the December 2020 Plan. These actions are expected to be completed in fiscal 2022. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further cash flow information associated with our restructuring activities.
Contractual obligations
The following is a schedule of our significant contractual obligations as of April 2, 2021, including those associated with our discontinued operations. The expected timing of payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for some obligations.

	Payments Due by Period
(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Debt	$3,620	$313	$1,153	$2,149	$5
Interest payments on debt (1)	367	110	162	94	1
Purchase obligations (2)	380	296	70	9	5
Deemed repatriation taxes (3)	594	69	196	329	—
Operating leases (4)	100	29	41	21	9
Total	$5,061	$817	$1,622	$2,602	$20

(1)Interest payments were calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes, and credit facility. Interest on variable rate debt was calculated using the interest rate in effect as of April 2, 2021. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Senior Notes, Convertible Senior Notes, and Term loans.
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
(3)These amounts represent the transition tax on previously untaxed foreign earnings of foreign subsidiaries under the Tax Cuts and Jobs Act which may be paid through July 2025.
(4)We have entered into various non-cancelable operating lease agreements that expire on various dates through fiscal 2028. The amounts in the table above exclude expected sublease income. See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of April 2, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $525 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In connection with the sale of Veritas and the sale of our Enterprise Security business to Broadcom, we assigned several leases to Veritas Technologies LLC or Broadcom and/or their related subsidiaries. In addition, our bylaws contain indemnification obligations to our directors, officers, employees, and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. Refer to Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our indemnifications.
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
Interest rate risk
Our short-term investments and cash equivalents primarily consist of corporate bonds and certificate of deposits, respectively. A change in interest could have an adverse impact on their market value. As of April 2, 2021, the carrying value and fair value of our short-term investments and cash equivalents was $18 million. A hypothetical change in the yield curve of 100 basis points would not result in a significant reduction in fair value.
As of April 2, 2021, we had $2.4 billion in aggregate principal amount of fixed-rate Senior Notes and convertible debt outstanding, with a carrying amount and a fair value of $2.4 billion, based on Level 2 inputs. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
As of April 2, 2021, we also had $1.2 billion outstanding debt with variable interest rates based on the London InterBank Offered Rate (LIBOR). A reasonably possible hypothetical adverse change of 100 basis points in LIBOR would not result in a significant increase in interest expense on an annualized basis.
In addition, we have a $1 billion revolving credit facility that if drawn bears interest at a variable rate based on LIBOR and would be subject to the same risks associated with adverse changes in LIBOR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency, primarily in Euro, Japanese Yen, British Pound, Israeli New Shekel, Swiss Franc, Singapore Dollar and Indian Rupee. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results.
We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures, and reduce the potential effects of currency fluctuations on our results of operations through which we enter into foreign exchange forward contracts on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries with up to twelve months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. The gains and losses on these foreign exchange contracts are recorded in Other income (expense), net in the Consolidated Statements of Operations.
As of April 2, 2021 and April 3, 2020, we had open foreign currency forward contracts with notional amounts of $338 million and $419 million, respectively, to hedge foreign currency balance sheet exposure, with an insignificant fair value. A hypothetical ten percent depreciation of foreign currency would result in a reduction in fair value of our forward contracts of $20 million and $30 million for fiscal 2021 and fiscal 2020, respectively. This analysis disregards the possibilities that the rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Additional information with respect to our derivative instruments is included in Note 11 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.
The selected quarterly financial data is no longer required, as we have elected to early adopt the amendment to Item 302 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021. There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.
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
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for NortonLifeLock. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We acquired Avira during January 2021. Management excluded Avira from its assessment of the effectiveness of NortonLifeLock Inc.’s internal control over financial reporting as of April 2, 2021. Total assets and total revenues of Avira represent approximately 1%, or $67 million and 1%, or $21 million, respectively, of the related consolidated financial statement amounts as of, and for the year ended, April 2, 2021. Management did not assess the effectiveness of internal control over financial reporting at Avira due to the complexity associated with assessing internal control during integration efforts as well as the limited amount of time between the transaction date and the assessment date of April 2, 2021.
Our management has concluded that, as of April 2, 2021, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting as of April 2, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 2, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a significant number of employees continue to work remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2021 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended April 2, 2021 (the 2021 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2021 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under the caption “Executive Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2021 Proxy Statement and is incorporated herein by reference.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of NortonLifeLock Inc. and subsidiaries (the Company) as of April 2, 2021 and April 3, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended April 2, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 2, 2021 and April 3, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended April 2, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Avira during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 2, 2021, Avira’s internal control over financial reporting associated with total assets and total revenues of approximately 1%, or $67 million and 1%, or $21 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended April 2, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Avira.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of uncertain tax positions
As discussed in Notes 1 and 13 to the consolidated financial statements, as of April 2, 2021 the Company recognized uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions when there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. As of April 2, 2021, the Company has recorded a liability for gross unrecognized tax benefits, of $558 million.
We identified the assessment of uncertain tax positions as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of tax law globally across its multiple subsidiaries.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s uncertain tax positions process, including controls related to the interpretation of tax law, its application in the liability estimation process, and determination of the final uncertain tax position. We involved tax professionals with specialized skills and knowledge, who assisted in:
●    Obtaining an understanding of the Company’s overall tax structure across multiple subsidiaries and assessing the Company’s compliance with tax laws globally,
●    Evaluating changes in tax law, and assessing the interpretation under the relevant jurisdictions’ tax law,
●    Inspecting settlements with taxing authorities to assess the Company’s determination of its tax positions and having more than a 50% likelihood to be sustained upon examination, and
●    Performing an assessment of the Company’s tax positions and comparing the results of the Company’s assessment.
In addition, we evaluated the Company’s ability to accurately estimate its gross unrecognized tax benefits by comparing historical gross unrecognized tax benefits to actual outcome upon conclusion of tax examinations.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Santa Clara, California
May 21, 2021

NORTONLIFELOCK INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	April 2, 2021	April 3, 2020
ASSETS
Current assets:
Cash and cash equivalents	$933	$2,177
Short-term investments	18	86
Accounts receivable, net	117	111
Other current assets	237	435
Assets held for sale	233	270
Total current assets	1,538	3,079
Property and equipment, net	78	238
Operating lease assets	76	88
Intangible assets, net	1,116	1,067
Goodwill	2,867	2,585
Other long-term assets	686	678
Total assets	$6,361	$7,735
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$52	$87
Accrued compensation and benefits	107	115
Current portion of long-term debt	313	756
Contract liabilities	1,210	1,049
Current operating lease liabilities	26	28
Other current liabilities	428	587
Total current liabilities	2,136	2,622
Long-term debt	3,288	3,465
Long-term contract liabilities	55	27
Deferred income tax liabilities	137	149
Long-term income taxes payable	1,119	1,310
Long-term operating lease liabilities	66	73
Other long-term liabilities	60	79
Total liabilities	6,861	7,725
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 580 and 589 shares issued and outstanding as of April 2, 2021 and April 3, 2020, respectively	2,229	3,356
Accumulated other comprehensive income (loss)	47	(16)
Retained earnings (accumulated deficit)	(2,776)	(3,330)
Total stockholders’ equity (deficit)	(500)	10
Total liabilities and stockholders’ equity (deficit)	$6,361	$7,735
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	April 2, 2021	April 3, 2020	March 29, 2019
Net revenues	$2,551	$2,490	$2,456
Cost of revenues	362	393	455
Gross profit	2,189	2,097	2,001
Operating expenses:
Sales and marketing	576	701	712
Research and development	267	328	420
General and administrative	215	368	410
Amortization of intangible assets	74	79	80
Restructuring, transition and other costs	161	266	221
Total operating expenses	1,293	1,742	1,843
Operating income	896	355	158
Interest expense	(144)	(196)	(208)
Other income (expense), net	120	660	(57)
Income (loss) from continuing operations before income taxes	872	819	(107)
Income tax expense	176	241	3
Income (loss) from continuing operations	696	578	(110)
Income (loss) from discontinued operations	(142)	3,309	141
Net income	$554	$3,887	$31

Income (loss) per share - basic:
Continuing operations	$1.18	$0.94	$(0.17)
Discontinued operations	$(0.24)	$5.38	$0.22
Net income per share - basic (1)	$0.94	$6.32	$0.05

Income (loss) per share - diluted:
Continuing operations	$1.16	$0.90	$(0.17)
Discontinued operations	$(0.24)	$5.15	$0.22
Net income per share - diluted (1)	$0.92	$6.05	$0.05

Weighted-average shares outstanding:
Basic	589	615	632
Diluted	600	643	632

(1) Net income per share amounts may not add due to rounding.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	April 2, 2021	April 3, 2020	March 29, 2019
Net income	$554	$3,887	$31
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	63	(11)	(13)
Unrealized gain on available-for-sale securities	—	1	3
Other comprehensive income (loss) from equity method investee	—	1	(1)
Other comprehensive income (loss), net of taxes	63	(9)	(11)
Comprehensive income	$617	$3,878	$20
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except per share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 30, 2018	624	$4,691	$4	$328	$5,023
Cumulative effect from adoption of accounting standards	—	—	—	939	939
Net income				31	31
Other comprehensive income (loss)	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	24	19	—	—	19
Shares withheld for taxes related to vesting of restricted stock units	(8)	(173)	—	—	(173)
Repurchases of common stock	(10)	(84)	—	(168)	(252)
Cash dividends declared ($0.30 per share of common stock) and dividend equivalents accrued	—	—	—	(197)	(197)
Stock-based compensation	—	359	—	—	359
Balance as of March 29, 2019	630	4,812	(7)	933	5,738
Net income	—	—	—	3,887	3,887
Other comprehensive income (loss)	—	—	(9)	—	(9)
Common stock issued under employee stock incentive plans	32	123	—	—	123
Shares withheld for taxes related to vesting of restricted stock units	(4)	(86)	—	—	(86)
Repurchases of common stock	(69)	(902)	—	(661)	(1,563)
Cash dividends declared ($12.40 per share of common stock) and dividend equivalents accrued	—	(76)	—	(7,489)	(7,565)
Stock-based compensation	—	338	—	—	338
Short-swing profit disgorgement	—	9	—	—	9
Exchange and extinguishment of convertible debt	—	(862)	—	—	(862)
Balance as of April 3, 2020	589	3,356	(16)	(3,330)	10
Net income	—	—	—	554	554
Other comprehensive income (loss)	—	—	63	—	63
Common stock issued under employee stock incentive plans	8	24	—	—	24
Shares withheld for taxes related to vesting of restricted stock units	(2)	(49)	—	—	(49)
Repurchases of common stock	(15)	(304)	—	—	(304)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(301)	—	—	(301)
Stock-based compensation	—	81	—	—	81
Extinguishment of convertible debt	—	(578)	—	—	(578)
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	April 2, 2021	April 3, 2020	March 29, 2019
OPERATING ACTIVITIES:
Net income	$554	$3,887	$31
Adjustments:
Amortization and depreciation	150	361	615
Impairments and write-offs of current and long-lived assets	90	74	10
Stock-based compensation expense	81	312	352
Deferred income taxes	42	16	(70)
Gain on extinguishment of debt	(20)	—	—
Loss from equity interest	—	31	101
Gain on divestitures	—	(5,684)	—
Gain on sale of equity method investment	—	(379)	—
Gain on sale of properties	(98)	—	—
Non-cash operating lease expense	22	40	—
Other	52	(4)	(14)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3	583	113
Accounts payable	(44)	(61)	6
Accrued compensation and benefits	(10)	(117)	2
Contract liabilities	118	(121)	196
Income taxes payable	(299)	383	67
Other assets	144	(81)	(26)
Other liabilities	(79)	(101)	112
Net cash provided by (used in) operating activities	706	(861)	1,495
INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(89)	(207)
Payments for acquisitions, net of cash acquired	(344)	—	(180)
Proceeds from divestitures, net of cash contributed and transaction costs	—	10,918	—
Proceeds from the maturities and sales of short-term investments	68	167	139
Proceeds from sales of properties	218	—	26
Proceeds from sale of equity method investment	—	380	—
Other	(5)	3	(19)
Net cash provided by (used in) investing activities	(69)	11,379	(241)
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(1,941)	(868)	(600)
Proceeds from issuance of debt, net of issuance costs	750	300	—
Net proceeds from sales of common stock under employee stock incentive plans	24	123	19
Tax payments related to restricted stock units	(58)	(78)	(173)
Dividends and dividend equivalents paid	(373)	(7,481)	(217)
Repurchase of common stock	(304)	(1,581)	(234)
Cash consideration paid in exchange of convertible debt	—	(546)	—
Short-swing profit disgorgement	—	9	—
Other	(1)	(1)	(4)
Net cash used in financing activities	(1,903)	(10,123)	(1,209)
Effect of exchange rate fluctuations on cash and cash equivalents	22	(9)	(28)
Change in cash and cash equivalents	(1,244)	386	17
Beginning cash and cash equivalents	2,177	1,791	1,774
Ending cash and cash equivalents	$933	$2,177	$1,791
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Our fiscal year 2020 consisted of 53 weeks, whereas fiscal years 2021 and 2019 were each 52-week years.
Use of estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities and results of operations of our discontinued operations. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, and such differences may be material to the Consolidated Financial Statements.
Significant Accounting Policies
With the exception of those discussed in Note 2, there were no material changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that were applicable or adopted by us during the fiscal 2021.
Revenue recognition
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
We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. Reserves for rebates, recorded in Other current liabilities, were $6 million and $10 million as of April 2, 2021 and April 3, 2020, respectively. For products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
Performance obligations
At contract inception, we assess the products and services promised in the contract to identify each performance obligation and evaluate whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and are distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Our software solutions typically consist of a term-based subscription as well as when-and-if available software updates and upgrades. We have determined that our promises to transfer the software license subscription and the related support and maintenance are not separately identifiable because:
•the licensed software and the software updates and upgrades are highly interdependent and highly interrelated, working together to deliver continuously updated protection to customers;
•by identifying and addressing new threats, the software updates and upgrades significantly modify the licensed software and are integral to maintaining its utility; and
•given the rapid pace with which new threats are identified, the value of the licensed software diminishes rapidly without the software updates and upgrades.

We therefore consider the software license and related support obligations a single, combined performance obligation with revenue recognized over time as our solutions are delivered.
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
Assets measured and recorded at fair value:
Cash equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity.
Short-term investments. Short-term investments consist primarily of corporate bonds. They are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs, which are quoted using market prices, independent pricing vendors, or other sources, to determine the fair value. Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income (loss) (AOCI). We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Factors considered in determining if a credit loss exists include: the extent to which the fair value has been lower than the cost basis, any changes to the rating of the security by a rating agency, and any adverse financial conditions specifically related to the security. Expected credit losses on available-for-sale debt securities are recognized in Other income (expense), net in our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in AOCI in our Consolidated Statements of Stockholders’ Equity (Deficit).
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
Accounts receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts or expected credit losses to reserve for potentially uncollectible receivables. We review our accounts receivables by aging category to identify specific customers with known disputes or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we use judgment based on our historical collection experience and current economic trends as well as reasonable and supportable forecasts of future economic conditions.
Assets held for sale
Long-lived assets held for sale are recorded as the lower of its carrying value or fair value less costs to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets and external data available.

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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of April 2, 2021 and April 3, 2020, capitalized costs, net of amortization, were $9 million and $24 million, respectively.
Leases
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
In fiscal 2021, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required.
Long-lived assets
In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, finite-lived trade names, patents, and indefinite-lived trade names. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from 1 to 9 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and certain trade names is recognized in operating expenses. Indefinite-lived intangible assets are not subject to amortization but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets, including finite-lived intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value.
In fiscal 2021, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of long-lived assets, and further quantitative testing was not required.
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
Treasury stock
We account for treasury stock under the cost method. Shares repurchased under our share repurchase program are retired. Upon retirement, we allocate the value of treasury stock between Additional paid-in capital and Retained earnings.
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
We also assess the likelihood that deferred tax assets will be realized from future taxable income and based on weighting positive and negative evidence, we will assess and determine the need for a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax expense.
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
Stock-based compensation
We measure and recognize stock-based compensation for all stock-based awards, including restricted stock units (RSU), performance-based restricted stock units (PRU), stock options, and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value on the grant date. We recognize the costs in our Consolidated

Financial Statements on a straight-line basis over the award’s requisite service period except for PRUs with graded vesting, for which we recognize the costs on a graded basis. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual or estimated achievement of the performance condition. We estimate the number of stock-based awards that will be forfeited due to employee turnover.
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
Foreign currency
For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in AOCI. Remeasurement adjustments are recorded in Other income (expense), net in our Consolidated Statements of Operations.
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

	April 2, 2021	April 3, 2020
Customer A	46%	39%
Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in sales and marketing expenses. These costs totaled $353 million, $343 million, and $279 million for fiscal 2021, 2020, and 2019, respectively.
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
Recently issued authoritative guidance not yet adopted
Income taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard will be effective for us in our first quarter of fiscal 2022. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.
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
Reference Rate Reform. In March 2020, the FASB issued new guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. We continue to evaluate our contractual arrangements and hedging relationships that reference LIBOR.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Consolidated Financial Statements or disclosures.
Note 3. Divestitures, Discontinued Operations and Assets Held for Sale
Divestitures
Enterprise Security assets
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the Broadcom sale) for a purchase price of $10.7 billion. As a result of the sale, the majority of the results of our Enterprise Security business were classified as discontinued operations in our Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. We recognized a gain on sale of $5,434 million, which was included in Income (loss) from discontinued operations in our Consolidated Statements of Operations. Total net assets sold was $5,211 million, consisting of goodwill, net intangible assets and other assets of $7,121 million, net of contract and other liabilities of $1,910 million.
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During fiscal 2021, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $9 million and $19 million during fiscal 2021 and 2020, respectively. These direct costs were presented as part of Other income (expense), net in the Consolidated Statements of Operations.
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
ID Analytics solutions
On January 31, 2020, we completed the sale of our ID Analytics solutions for $375 million in net cash proceeds. We recognized a gain on sale of $250 million, which was included in Other income (expense), net in our Consolidated Statements of Operations. Total net assets sold was $125 million, consisting of goodwill and net intangible assets of $114 million and net other assets, net of other liabilities, of $11 million. We incurred tax expense of $86 million related to the gain.
Discontinued Operations
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Net revenues	$1	$1,368	$2,288
Gross profit	$1	$1,035	$1,693
Operating income (loss)	$(177)	$4	$234
Gain on sale	$—	$5,434	$—
Income (loss) before income taxes	$(176)	$5,431	$228
Income tax expense (benefit)	$(34)	$2,122	$87
Income (loss) from discontinued operations, net of taxes	$(142)	$3,309	$141
Our discontinued operations consist of our divested Enterprise Security assets and results of our previously divested Veritas information management business (Veritas). There was no income from Veritas during fiscal 2021 and 2020. During fiscal 2019, revenue from Veritas was $13 million and income from Veritas, net of taxes was $15 million.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Amortization and depreciation	$—	$130	$368
Stock-based compensation expense	$1	$172	$193
Purchases of property and equipment	$—	$43	$65
Assets held for sale
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
On July 27, 2020, we completed the sale of our Culver City property, which was previously classified as held for sale during the first quarter of fiscal 2021, for cash consideration of $118 million, net of selling costs, and recognized a gain on sale of $35 million.
On April 1, 2021, we completed the sale of certain land and buildings in Mountain View, which was previously classified as held for sale as of April 3, 2020, for cash consideration of $100 million, net of selling costs, and recognized a gain on sale of $63 million.
We continue to actively market the remaining properties for sale; however, in fiscal 2021, the real estate market was adversely affected by the COVID-19 pandemic, which delayed the expected timing of sale. We have taken into consideration the current real estate values and demand, and continue to execute plans to sell these properties. As of April 2, 2021, these assets are classified as assets held for sale. During fiscal 2021, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.

Note 4. Acquisitions
Fiscal 2021 acquisition
On January 8, 2021, we completed our acquisition of Avira. Avira provides a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. The total aggregate consideration for the acquisition was $344 million, net of $32 million cash acquired.
Our preliminary allocation of the aggregate purchase price for the acquisition as of January 8, 2021, was as follows:

(In millions, except useful lives)	January 8, 2021
Assets:
Current assets	$12
Intangible assets	151
Goodwill	269
Other long-term asset	21
Total assets acquired	453
Liabilities:
Current liabilities	29
Contract liabilities	54
Other long-term obligations	26
Total liabilities assumed	109
Total purchase price	$344
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price allocation may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized are certain tax matters and intangible assets.
The preliminary goodwill of $269 million arising from the acquisition is attributed to the expected synergies, including future cost efficiencies, and other benefits that are expected to be generated by combining Avira and NortonLifeLock. Substantially all of the goodwill recognized is expected to be deductible for tax purposes. See Note 6 for further information on goodwill.
Note 5. Revenues
Contract liabilities
During fiscal 2021 and 2020, we recognized $1,050 million and $1,017 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of April 2, 2021, we had $850 million of remaining performance obligations, which does not include customer deposit liabilities of $415 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 1 for a description of our revenue recognition policy and Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of March 29, 2019	$2,677
Divestitures	(88)
Other adjustments	(4)
Balance as of April 3, 2020	2,585
Acquisitions	269
Translation adjustments	13
Balance as of April 2, 2021	$2,867

Intangible assets, net

	April 2, 2021			April 3, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$556	$(299)	$257	$505	$(230)	$275
Developed technology	210	(104)	106	133	(85)	48
Other	7	(1)	6	—	—	—
Total finite-lived intangible assets	773	(404)	369	638	(315)	323
Indefinite-lived trade names	747	—	747	744	—	744
Total intangible assets	$1,520	$(404)	$1,116	$1,382	$(315)	$1,067
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Customer relationships and other	$74	$79	$80	Operating expenses
Developed technology	31	30	30	Cost of revenues
Total	$105	$109	$110
As of April 2, 2021, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	April 2, 2021
2022	$119
2023	99
2024	86
2025	27
2026	22
Thereafter	16
Total	$369
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	April 2, 2021	April 3, 2020
Cash	$650	$483
Cash equivalents	283	1,694
Total cash and cash equivalents	$933	$2,177
Accounts receivable, net:

(In millions)	April 2, 2021	April 3, 2020
Accounts receivable	$118	$123
Allowance for doubtful accounts	(1)	(12)
Accounts receivable, net	$117	$111
Other current assets:

(In millions)	April 2, 2021	April 3, 2020
Prepaid expenses	$95	$110
Income tax receivable and prepaid income taxes	96	150
Other tax receivable	31	88
Other	15	87
Total other current assets	$237	$435

Property and equipment, net:

(In millions)	April 2, 2021	April 3, 2020
Land	$3	$7
Computer hardware and software	479	746
Office furniture and equipment	63	88
Buildings	29	108
Leasehold improvements	58	128
Construction in progress	1	1
Total property and equipment, gross	633	1,078
Accumulated depreciation and amortization	(555)	(840)
Total property and equipment, net	$78	$238
During 2021, we completed the sale of certain properties with total carrying value of $120 million, including land, buildings, furniture and fixtures, and leasehold improvements, of which $37 million was classified as held for sale and $83 million was included in property and equipment as of April 3, 2020. See Note 3 for further information on the sale.
Depreciation and amortization expense of property and equipment was $45 million, $122 million, and $139 million in fiscal 2021, 2020, and 2019, respectively.
Other long-term assets:

(In millions)	April 2, 2021	April 3, 2020
Non-marketable equity investments	$185	$187
Long-term income tax receivable and prepaid income taxes	30	38
Deferred income tax assets	355	387
Long-term prepaid royalty	70	15
Other	46	51
Total other long-term assets	$686	$678
Short-term contract liabilities:

(In millions)	April 2, 2021	April 3, 2020
Deferred revenue	$795	$709
Customer deposit liabilities	415	340
Total short-term contract liabilities	$1,210	$1,049
Other current liabilities:

(In millions)	April 2, 2021	April 3, 2020
Income taxes payable	$111	$195
Other taxes payable	82	141
Other accrued liabilities	235	251
Total other current liabilities	$428	$587
Long-term income taxes payable:

(In millions)	April 2, 2021	April 3, 2020
Deemed repatriation tax payable	$525	$615
Other long-term income taxes	29	—
Uncertain tax positions (including interest and penalties)	565	695
Total long-term income taxes payable	$1,119	$1,310

Other income (expense), net:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Interest income	$4	$80	$42
Loss from equity interest	—	(31)	(101)
Foreign exchange gain (loss)	1	(6)	(11)
Gain on divestitures	—	250	—
Gain on sale of equity method investment	—	379	—
Gain on early extinguishment of debt	20	—	—
Gain on sale of properties	98	—	—
Transition service expense, net	(9)	(19)	—
Other	6	7	13
Total other income (expense), net	$120	$660	$(57)
Supplemental cash flow information:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Income taxes paid, net of refunds	$341	$1,985	$112
Interest expense paid	$139	$179	$183
Cash paid for amounts included in the measurement of operating lease liabilities	$34	$51	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$34	$15	$—
Reduction of operating lease assets as a result of lease terminations and modifications	$26	$34	$—
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$—	$23
Extinguishment of debt with borrowings from same creditors	$—	$1,073	$—

Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	April 2, 2021			April 3, 2020
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$284	$284	$—	$1,346	$1,346	$—
Certificates of deposit	1	—	1	348	—	348
Corporate bonds	17	—	17	86	—	86
Total	$302	$284	$18	$1,780	$1,346	$434
The following table presents the contractual maturities of our investments in debt securities as of April 2, 2021:

(In millions)	Fair Value
Due in one year or less	$14
Due after one year through five years	4
Total	$18
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment, and our long-term debt.

Non-marketable equity investments
As of April 2, 2021 and April 3, 2020, the carrying value of our non-marketable equity investments was $185 million and $187 million, respectively.
Equity method investment
Our investment in equity securities that was accounted for using the equity method was divested during fiscal 2020 and consisted of our equity investment in DigiCert. On October 16, 2019, Clearlake Capital Group, L.P, a private investment firm, and TA Associates, an investor of DigiCert and private equity firm, completed a joint investment in DigiCert. As a result, we sold our equity investment in DigiCert for $380 million in cash and recognized a gain on sale of $379 million in fiscal 2020.
We recorded a loss from our equity interest of $31 million and $101 million during 2020 and 2019, respectively, in Other income (expense), net in our Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Consolidated Balance Sheets.
DigiCert’s results were reported on a three month lag prior to our divestiture of our investment. The following table summarizes DigiCert’s results of operations through October 16, 2019, the date of our investment sale.

(In millions)	Period from January 1, 2019 to October 16, 2019 (unaudited)	Year Ended December 31, 2018
Revenue	$350	$313
Gross profit	$293	$250
Net loss	$(102)	$(342)
Current and long-term debt
As of April 2, 2021 and April 3, 2020, the total fair value of our current and long-term fixed rate debt was $2,400 million and $3,634 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2028. Our leases generally have terms that range from 1 year to 10 years for our facilities, 1 year to 6 years for equipment, and 1 year to 6 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.
The following summarizes our lease costs for fiscal 2021 and 2020:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020
Operating lease costs	$17	$34
Short-term lease costs	4	8
Variable lease costs	6	21
Total lease costs	$27	$63
Rent expense under operating leases prior to our adoption of Topic 842 was $58 million for fiscal 2019.
Other information related to our operating leases as of April 2, 2021 was as follows:

	Year Ended
	April 2, 2021	April 3, 2020
Weighted-average remaining lease term	4.4 years	4.5 years
Weighted-average discount rate	4.07%	4.05%
See Note 7 for cash flow information related to our operating leases.

As of April 2, 2021, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2022	$29
2023	22
2024	19
2025	14
2026	7
Thereafter	9
Total lease payments	100
Less: Imputed interest	(8)
Present value of lease liabilities	$92
Note 10. Debt
The following table summarizes components of our debt:

	April 2, 2021		April 3, 2020
(In millions, except percentages)	Amount	Effective Interest Rate	Amount	Effective Interest Rate
2.00% Convertible Unsecured Notes due August 15, 2022	$—	N/A	$625	2.66%
4.20% Senior Notes due September 15, 2020	—	N/A	750	4.25%
New 2.50% Convertible Senior Notes due April 1, 2022	250	2.63%	250	2.63%
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	625	2.62%	625	2.62%
Term Loan due November 4, 2024	494	LIBOR plus (1)	500	LIBOR plus (1)
Delayed Term Loan due November 4, 2024	741	LIBOR plus (1)	—	N/A
5.0% Senior Notes due April 15, 2025	1,100	5.00%	1,100	5.23%
0.95% Avira Mortgage due December 30, 2030	5	0.95%	—	N/A
1.29% Avira Mortgage due December 30, 2029	5	1.29%	—	N/A
Total principal amount	3,620		4,250
Less: unamortized discount and issuance costs	(19)		(29)
Total debt	3,601		4,221
Less: current portion	(313)		(756)
Total long-term portion	$3,288		$3,465

(1)The term loans bear interest at a rate equal to the LIBOR plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt, and our underlying loan agreements. The interest rates for the outstanding term loans are as follows:

	April 2, 2021	April 3, 2020
Term Loan due November 4, 2024	1.50%	2.88%
Delayed Term Loan due November 4, 2024	1.50%	N/A
As of April 2, 2021, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2022	$313
2023	1,089
2024	64
2025	1,048
2026	1,101
Thereafter	5
Total future maturities of debt	$3,620

Credit Facility
On November 4, 2019, we entered into a credit agreement with financial institutions, which provides a revolving line of credit of $1 billion, a 5-year term loan of $500 million (the Initial Term Loan), and a delayed draw 5-year term loan commitment of $750 million (the Delayed Draw Term Loan). On September 14, 2020, we drew $750 million on the Delayed Draw Term Loan.
On May 7, 2021, we entered into the first amendment to the credit agreement with financial institutions (the First Amendment), which extends the maturity of all term loan and revolver credit facilities from November 2024 to May 2026. The First Amendment also provides an additional five-year term loan facility (the First Amendment Additional Term Loan) of $525 million. At the closing of the First Amendment, we did not borrow any funds under the revolving line of credit and fully borrowed the First Amendment Additional Term Loan such that loans in an aggregate principal amount of $1.75 billion were outstanding. The credit facilities remain senior secured.
The principal amount of the Initial Term Loan and the First Amendment Additional Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended September 30, 2022 in an amount equal to 1.25% of the aggregate principal amount, as of the date of the first amendment. The principal amount of the Delayed Draw Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the later of (i) the quarter ended March 31, 2021 and (ii) the first full fiscal quarter ended following the Borrowing of the Delayed Draw Term Loans in an amount equal to 1.25% of aggregate principal amount that are outstanding immediately after the borrowing of the Delayed Draw Term Loan. We may voluntarily repay outstanding principal balances without penalty. As of April 2, 2021 and April 3, 2020, there were no borrowings outstanding under our revolving credit facilities.
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
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of April 2, 2021, we were in compliance with all debt covenants.
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
Convertible Senior Notes
On March 4, 2016, we issued $500 million of convertible notes which would mature on April 1, 2021 and bear interest at an annual rate of 2.5% (2.5% Convertible Notes). On August 1, 2016, we issued an additional $1.25 billion of convertible notes which would mature on August 15, 2021 and bear interest at an annual rate of 2.0% (2.0% Convertible Notes and collectively, Convertible Senior Notes). As of March 29, 2019, the principal amount and associated unamortized discount and issuance costs of the 2.5% Convertible Notes were classified as current because upon the four year anniversary of the issuance of the notes, holders of thereof had the option to require us to repurchase the notes, in cash, equal to the principal amount and accrued and unpaid interest of the 2.5% Convertible Notes (the Repurchase Right).
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
The special dividend was payable to stockholders on January 31, 2020. On February 4, 2020, we issued the New 2.5% Convertible Notes, maturing on April 1, 2022, and the New 2.0% Convertible Notes, which mature on August 15, 2022, pursuant to two new indentures, and made the Cash Note Payments. The new Notes are convertible into cash, shares of common stock or a combination of cash and common stock, at the Company’s option, at an initial conversion rate for the New 2.50% Convertible Notes of 59.6341 per $1,000 principal amount of the New 2.50% Convertible Notes (which represents an initial conversion price of approximately $16.77 per share) and an initial conversion rate for the New 2.00% Convertible Notes of 48.9860 per $1,000 principal amount of the New 2.00% Convertible Notes (which represents an initial conversion price of approximately $20.41 per share), in each case subject to certain limitations and certain adjustments. The Cash Note Payments consisted of $179 million with respect to holders of the New 2.5% Convertible Notes and $367 million with respect to holders of the New 2.0% Convertible Notes. The exchange of the convertible notes was accounted for as extinguishment of debt and the consideration comprising the Cash Note Payments were recorded as charges to paid in capital. We recognized a gain of $2 million related to the exchange.
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
On May 26, 2020, we settled the $625 million principal and conversion rights of the 2.0% Convertible Senior Notes in cash. The aggregate settlement amount of $1,176 million was based on $19.25 per underlying share into which the 2.0% Convertible Notes were convertible. In addition, we paid $3 million of accrued and unpaid interest through the date of settlement. The extinguishment resulted in an adjustment to stockholders’ equity of $578 million and a gain on extinguishment of $20 million.
As of April 2, 2021 and April 3, 2020, the Convertible Senior Notes consisted of the following:

	April 2, 2021		April 3, 2020
(In millions)	New 2.5% Convertible Notes	New 2.0% Convertible Notes	New 2.5% Convertible Notes	New 2.0% Convertible Notes	2.0% Convertible Notes
Liability component:
Principal	$250	$625	$250	$625	$625
Unamortized discount and issuance costs	—	(5)	(1)	(9)	(6)
Net carrying amount	$250	$620	$249	$616	$619

Equity component, net of tax	$43	$56	$43	$56	$12
Based on the closing price of our common stock of $21.42 on the last trading date closest to April 2, 2021, the if-converted values of the New 2.5% Convertible Notes and the 2.0% Convertible Notes exceeded the principal amount by approximately $69 million and $31 million, respectively. See Note 19 for discussion of convertible note purchase agreement entered into on May 13, 2021.
The following table sets forth total interest expense recognized related to our convertible notes:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Contractual interest expense	$20	$37	$38
Amortization of debt discount and issuance costs	$4	$13	$16
Payments in lieu of conversion price adjustments (1)	$12	$11	$—

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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of April 2, 2021 and April 3, 2020, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Consolidated Statements of Operations was as follows:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Foreign exchange forward contracts gain (loss)	$15	$(22)	$(37)
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of April 2, 2021 and April 3, 2020.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	April 2, 2021	April 3, 2020
Foreign exchange forward contracts purchased	$270	$362
Foreign exchange forward contracts sold	$68	$57
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
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. We estimate that we will incur total costs of up to $20 million. These actions are expected to be completed in fiscal 2022. As of April 2, 2021, we have incurred total costs of $12 million under the December 2020 Plan. See Note 4 for further information on our Avira acquisition.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. These actions were completed in fiscal 2021, and we incurred total costs of $509 million, excluding stock-based compensation expense, under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors approved an equity-based severance program under which certain equity awards to certain terminated employees were accelerated. As of April 2, 2021, we have incurred $127 million of stock-based compensation related to our equity-based severance program. See Note 15 for further information on the impact of this program.
August 2019 Plan
On August 6, 2019, our Board of Directors approved a restructuring plan (the August 2019 Plan) to improve productivity and reduce complexity in the way we manage the business. Under the August 2019 Plan, we reduced our global headcount and closed certain facilities. These actions were completed in fiscal 2020, and we incurred total costs of $53 million, primarily consisting of severance and termination benefits.

Restructuring, transition and other costs summary
Our restructuring, transition and other costs attributable to continuing operations are presented in the table below:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Severance and termination benefit costs	$31	$90	$19
Contract cancellation charges	51	101	—
Stock-based compensation charges	10	20	—
Asset write-offs and impairments	58	47	2
Other exit and disposal costs	11	7	12
Separation costs	—	1	3
Transition costs	—	—	185
Total restructuring, transition and other	$161	$266	$221
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring, transition and other costs were classified to discontinued operations for all periods presented. Our restructuring, transition and other costs attributable to discontinued operations are presented in the table below:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Severance and termination benefit costs	$64	$121	$9
Contract cancellation charges	—	5	—
Stock-based compensation charges	—	97	—
Asset write-offs and impairments	—	13	—
Other exit and disposal costs	—	—	3
Separation costs	2	25	—
Transition costs	—	—	8
Total restructuring, transition and other	$66	$261	$20
Restructuring summary
Our activities and liability balances related to our restructuring plans are presented in the tables below:
December 2020 Plan

(In millions)	Liability Balance as of April 3, 2020	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 2, 2021
Severance and termination benefit costs	$—	$12	$(9)	$—	$3
Total	$—	$12	$(9)	$—	$3
November 2019 Plan

(In millions)	Liability Balance as of April 3, 2020	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 2, 2021
Severance and termination benefit costs	$35	$83	$(118)	$—	$—
Contract cancellation charges	7	51	(11)	(35)	12
Stock-based compensation charges	—	10	—	(10)	—
Asset write-offs and impairments	—	58	—	(58)	—
Other exit and disposal costs	—	11	(10)	—	1
Total	$42	$213	$(139)	$(103)	$13
The restructuring liabilities are included in Other current liabilities in our Consolidated Balance Sheets.

Note 13. Income Taxes
The components of our income (loss) from continuing operations before income taxes are as follows:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Domestic	$607	$667	$(179)
International	265	152	72
Income (loss) before income taxes	$872	$819	$(107)
The components of income tax expense (benefit) from continuing operations are as follows:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Current:
Federal	$133	$208	$58
State	36	33	4
International	(13)	3	(14)
Total	156	244	48
Deferred:
Federal	(6)	(23)	(35)
State	(5)	3	(3)
International	31	17	(7)
Total	20	(3)	(45)
Income tax expense	$176	$241	$3
The U.S. federal statutory income tax rates we have applied for fiscal 2021, 2020, and 2019 are as follows:

	Year Ended
	April 2, 2021	April 3, 2020	March 29, 2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Federal statutory tax expense (benefit)	$183	$172	$(23)
State taxes, net of federal benefit	25	22	(11)
Foreign earnings taxed at other than the federal rate	7	(2)	(24)
Transition tax	—	—	(2)
Federal research and development credit	(1)	(2)	(4)
Valuation allowance increase (decrease)	1	(57)	26
Change in uncertain tax positions	3	60	44
Stock-based compensation	5	5	8
Nondeductible goodwill	—	18	—
Favorable ruling on foreign withholding tax	(35)	—	—
US tax on foreign earnings	(15)	(4)	(1)
Return to provision adjustment	1	12	(16)
Other, net	2	17	6
Income tax expense	$176	$241	$3

The principal components of deferred tax assets and liabilities are as follows:

(In millions)	April 2, 2021	April 3, 2020
Deferred tax assets:
Tax credit carryforwards	$2	$6
Net operating loss carryforwards of acquired companies	23	21
Other accruals and reserves not currently tax deductible	54	46
Operating lease liabilities	29	12
Deferred revenue	—	2
Property and equipment	17	10
Intangible assets	103	117
Loss on investments not currently tax deductible	—	1
Stock-based compensation	7	21
Other	36	44
Gross deferred tax assets	271	280
Valuation allowance	(7)	(9)
Deferred tax assets, net of valuation allowance	264	271
Deferred tax liabilities:
Operating lease assets	(25)	(10)
Goodwill	(1)	—
Deferred revenue	(1)	—
Unremitted earnings of foreign subsidiaries	(15)	(17)
Prepaids and deferred expenses	(2)	(2)
Discount on convertible debt	(2)	(4)
Deferred tax liabilities	(46)	(33)
Net deferred tax assets (liabilities)	$218	$238
The valuation allowance provided against our deferred tax assets as of April 2, 2021, decreased primarily due to a change in tax credit carryforwards. The ending valuation allowance of $7 million is provided primarily against certain foreign tax credits.
As of April 2, 2021, we have U.S. federal net operating losses attributable to various acquired companies of approximately $77 million, which, if not used, will expire between fiscal 2022 and 2039. The remaining net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $13 million. If not used, our U.S. state net operating losses will expire between fiscal 2022 and 2038. In addition, we have foreign net operating loss carryforwards attributable to various foreign companies of approximately $26 million.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 2, 2021, are realizable on a “more likely than not” basis.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Balance at beginning of year	$724	$446	$378
Settlements with tax authorities	(37)	(5)	(3)
Lapse of statute of limitations	(34)	(15)	(17)
Increase related to prior period tax positions	13	77	16
Decrease related to prior period tax positions	(129)	(11)	(11)
Increase related to current year tax positions	11	232	75
Increase due to acquisition	—	—	8
Balance at end of year	$548	$724	$446
There was a change of $176 million in gross unrecognized tax benefits during the year ended April 2, 2021, as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes.
Of the total unrecognized tax benefits at April 2, 2021, $494 million, if recognized, would affect our effective tax rate.
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 2, 2021, before any tax benefits, we had $74 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $26 million for fiscal 2021. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
On July 27, 2015, the United States Tax Court (Tax Court) issued its opinion in Altera v. Commissioner and concluded that related parties in a cost sharing arrangement are not required to share expenses related to stock-based compensation. The Commissioner of the Internal Revenue Service appealed the Tax Court decision to the Ninth Circuit. In June 2019, the U.S. Court of Appeals for the Ninth Circuit reversed the July 2015 decision of the U.S. Tax Court. As a result of this decision, we recorded a cumulative income tax expense of $62 million in the first quarter of fiscal 2020. On July 22, 2019, the taxpayer requested a rehearing before the full Ninth Circuit, but such request was denied on November 12, 2019. In February 2020, Altera requested a hearing before the Supreme Court of the United States. In June 2020, the Supreme Court declined to review the case.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 through 2021 remain subject to examination by the IRS for U.S. federal tax purposes. Our fiscal years prior to 2014 have been settled and closed with the IRS. Our fiscal years 2014 to 2019 are currently under audit by the IRS. Our 2016 through 2021 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months. Depending on the nature of the settlement or expiration of statutes of limitations, it could affect our income tax provision and therefore benefit the resulting effective tax rate.
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
Dividends
On May 10, 2021, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in June 2021. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.

Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. As of April 2, 2021, we have $274 million remaining under the authorization to be completed in future periods with no expiration date.
The following table summarizes activity related to our stock repurchase program:

	Year Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020
Number of shares repurchased	15	68
Average price per share	$20.50	$22.97
Aggregate purchase price	$304	$1,562
Repurchases of 1 million shares executed during 2019 were settled in fiscal 2020.
On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million, bringing the total authorized under the stock repurchase program to $1,774 million. The authorization does not have an expiration date.
Accumulated other comprehensive income (loss)
Components and activities of AOCI, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Available-For-Sale Securities	Equity Method Investee	Total AOCI
Balance as of March 29, 2019	$(5)	$(1)	$(1)	$(7)
Other comprehensive income (loss) before reclassifications	(11)	1	2	(8)
Reclassification to net income	—	—	(1)	(1)
Balance as of April 3, 2020	(16)	—	—	(16)
Other comprehensive income before reclassifications	63	—	—	63
Balance as of April 2, 2021	$47	$—	$—	$47
Note 15. Stock-Based Compensation and Other Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We have one primary stock incentive plan: the 2013 Equity Incentive Plan (the 2013 Plan), under which incentive stock options may be granted only to employees (including officers and directors who are also employees), and other awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended, our stockholders have approved and reserved 82 million shares of common stock for issuance under the 2013 Plan. As of April 2, 2021, 18 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
In connection with the acquisitions of various companies, we have assumed the equity awards granted under stock incentive plans of the acquired companies or issued equity awards in replacement thereof. No new awards will be granted under our acquired stock plans.
RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 3, 2020	7	$21.33
Granted	4	$20.70
Vested	(4)	$21.86
Forfeited	(2)	$20.55
Outstanding as of April 2, 2021	5	$20.62
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2021, 2020, and 2019 was $20.70, $19.65, and $21.77, respectively. The total fair value of RSUs released in fiscal 2021, 2020, and 2019 was $86 million, $300 million, and $214 million, respectively, which represents the market value of our common stock on the date the RSUs were released.

PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested at April 3, 2020	2	$22.68
Granted	2	$26.39
Vested	(2)	$23.97
Forfeited	(1)	$20.61
Unvested at April 2, 2021	1	$27.50
Vested and unreleased at April 2, 2021	—
Outstanding at April 2, 2021	1
The total fair value of PRUs released in fiscal 2021, 2020, and 2019 was $43 million, $39 million, and $261 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period. PRUs granted in fiscal 2021 and 2019 contain a combination of our company’s performance and market conditions whereas our fiscal 2020 PRUs only contain market conditions. The performance conditions are based on the achievement of specified one-year non-GAAP financial metrics. The market conditions are based on the achievement of our relative total shareholder return over a two- and three-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.
Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	April 2, 2021	April 3, 2020	March 29, 2019
Expected term	2.7 years	1.9 years	2.7 years
Expected volatility	42.5%	38.1%	34.2%
Risk-free interest rate	0.2%	1.7%	2.7%
Expected dividend yield	—%	1.1%	—%
Weighted-average grant date fair value of PRUs	$26.39	$21.69	$21.30
Stock options

(In millions, except per share and year data)	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 3, 2020	2	$6.85
Exercised	(1)	$7.25
Forfeited and expired	(1)	$6.93
Outstanding at April 2, 2021 (1)	—	$5.22
Exercisable at April 2, 2021 (1)	—	$5.22	4.75	$5
(1) The number of shares is less than 1 million.
The total intrinsic value of options exercised during fiscal 2021, 2020, and 2019 was $18 million, $171 million, and $23 million, respectively. No options were granted in fiscal 2021. The fair value of options granted in fiscal 2020 was $4.76 per share.
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
As of April 2, 2021, 38 million shares have been issued under this plan, and 32 million shares remained available for future issuance.

The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Shares issued under the ESPP	1	2	—
Proceeds from issuance of shares	$14	$39	$—
The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2021, 2020, and 2019 was $5.65 per share, $5.17 per share, and $6.22 per share, respectively.
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain dividend equivalent rights (DER) that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of April 2, 2021 and April 3, 2020, current dividends payable related to DER was $12 million and $62 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $10 million and $31 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
In connection with the Broadcom sale in fiscal 2020, we approved severance and retention arrangements for certain executives. As a result, these executives are entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity will be earned at levels of 0% to 150%, subject to market and service conditions. In connection with restructuring activities related to the Broadcom sale, we entered into severance and retention arrangements with certain other employees. These arrangements provided for acceleration of either a portion or all of the vesting of their stock-based awards.
The following table summarizes the stock-based compensation expense recognized as a result of these modifications:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020
Sales and marketing	$2	$6
Research and development	9	—
General and administrative	8	20
Restructuring and other costs	10	20
Discontinued operations	1	99
Total stock-based compensation	$30	$145
Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Cost of revenues	$1	$2	$6
Sales and marketing	18	29	42
Research and development	26	30	34
General and administrative	26	58	76
Restructuring, transition and other costs	10	20	—
Other income (expense), net	(1)	1	—
Total stock-based compensation from continuing operations	80	140	158
Discontinued operations	1	172	194
Total stock-based compensation expense	$81	$312	$352
Income tax benefit for stock-based compensation expense	$(18)	$(55)	$(73)
As of April 2, 2021, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $94 million, which will be recognized over an estimated weighted-average amortization period of 1.8 years.

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

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
401(k) matching contributions	$3	$16	$23
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
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020	March 29, 2019
Income (loss) from continuing operations	$696	$578	$(110)
Income (loss) from discontinued operations, net of income taxes	(142)	3,309	141
Net income	$554	$3,887	$31
Income (loss) per share - basic:
Continuing operations	$1.18	$0.94	$(0.17)
Discontinued operations	$(0.24)	$5.38	$0.22
Net income per share - basic (1)	$0.94	$6.32	$0.05
Income (loss) per share - diluted:
Continuing operations	$1.16	$0.90	$(0.17)
Discontinued operations	$(0.24)	$5.15	$0.22
Net income per share - diluted (1)	$0.92	$6.05	$0.05

Weighted-average outstanding shares - basic	589	615	632
Dilutive potentially issuable shares:
Convertible debt	8	20	—
Employee equity awards	3	8	—
Weighted-average shares outstanding - diluted	600	643	632

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	8	5	91
Employee equity awards	—	2	47
Total	8	7	138

(1) Net income per share amounts may not add due to rounding.
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. On February 4, 2020, a portion of the 2.5% Convertible Notes were exchanged for the New 2.5% Convertible Notes, and a portion of the 2.0% Convertible Notes were exchanged for the New 2.0% Convertible Notes. The remaining Convertible Senior Notes received conversion price adjustments. The 2.5% Convertible Notes and 2.0% Convertible Notes were fully repaid on March 10, 2020 and May 26, 2020, respectively. See Note 10 for further information on our convertible debt instruments and Note 19 for information on a convertible note purchase agreement entered into on May 13, 2021. The conversion price of each convertible debt applicable in the periods presented is as follows:

	Year Ended
	April 2, 2021	April 3, 2020	March 29, 2019
2.5% Convertible Senior Notes due April 1, 2022	N/A	$ 8.40 (1)	$16.77
2.0% Convertible Senior Notes due August 15, 2022	N/A	$ 10.23 (1)	$20.41
New 2.5% Convertible Senior Notes due April 1, 2022	$16.77	$16.77	N/A
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	$20.41	N/A

(1) Conversion prices of the Convertible Senior Notes prior to their full repayments.
The conversion features of the convertible debt instruments were anti-dilutive during fiscal 2019 due to a loss from continuing operations.
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Consumer security	$1,513	$1,450	$1,471
Identity and information protection	1,038	994	937
ID Analytics	—	46	48
Total net revenues	$2,551	$2,490	$2,456
From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. The changes have been reflected for all periods presented above. Consumer security products include our Norton 360 Security offerings, Norton Security, Norton Secure VPN, Avira Security, and other consumer security solutions. Identity and information protection products include our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other information protection solutions. Our ID Analytics solutions were divested on January 31, 2020.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	April 2, 2021	April 3, 2020	March 29, 2019
Americas	$1,827	$1,831	$1,786
EMEA	419	376	392
APJ	305	283	278
Total net revenues	$2,551	$2,490	$2,456

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan
Revenues from customers inside the U.S. were $1,742 million, $1,747 million, and $1,700 million during fiscal 2021, 2020, and 2019, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	April 2, 2021	April 3, 2020
U.S.	$536	$1,345
International	415	918
Total cash, cash equivalents and short-term investments	$951	$2,263

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	April 2, 2021	April 3, 2020
U.S.	$28	$174
Ireland	32	34
Germany	14	4
Other countries (1)	4	26
Total property and equipment, net	$78	$238

(1)    No individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset were as follows:

(In millions)	April 2, 2021	April 3, 2020
U.S.	$55	$40
India	9	11
Japan	3	10
Other countries (1)	9	27
Total operating lease assets	$76	$88

(1)No individual country represented more than 10% of the respective totals.
Significant customers
In fiscal 2021, 2020, and 2019, no customer accounted for 10% or more of our net revenues. See Note 1 for customers that accounted for over 10% of our net accounts receivable.
Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year. The amount of purchase obligations reflects estimated future payments as of April 2, 2021.

(In millions)	April 2, 2021
2022	$296
2023	35
2024	35
2025	5
2026	4
Thereafter	5
Total purchase obligations	$380
Deemed repatriation taxes
Under the Tax Cuts and Jobs Act (H.R.1), we are required to pay a one-time transition tax on untaxed foreign earnings of our foreign subsidiaries through July 2025. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	April 2, 2021
2022	$69
2023	68
2024	128
2025	171
2026	158
Total obligations	$594

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
Litigation contingencies
For a description of our accounting policy regarding litigation and loss contingencies, see “Critical Accounting Policies and Estimates” included in Part II, Item 7 of this annual report.
SEC Investigation
As previously disclosed in our public filings, the Audit Committee of our Board of Directors (the Audit Committee) completed its internal investigation (the Audit Committee Investigation) in September 2018. In connection with the Audit Committee Investigation, we voluntarily contacted the U.S. Securities and Exchange Commission (SEC) in April 2018. The SEC commenced a formal investigation, and we continue to cooperate with that investigation. The outcome of such an investigation is difficult to predict. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019 and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims against certain of our former officers. Defendants filed answers on November 7, 2019. On April 20, 2021, to resolve an alleged conflict of interest raised with respect to the lead plaintiff and its counsel, the Court ordered a second Class Notice disclosing the circumstances of the alleged conflict and providing a further period for class members to opt out, which will conclude on July 2, 2021. The initial class opt out period closed on August 25, 2020. In an April 29, 2021 Order, the Court vacated the June 14, 2021 trial date and the trial is now continued indefinitely. A settlement conference has been set for May 24, 2021.
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
As reported on the GSA’s publicly-available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We fully cooperated with the government throughout its investigation, and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA Schedule contract was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales has increased. The government also indicated they would pursue claims for certain sales to California, Florida, and New York as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. On October 21, 2019, the DOJ moved for a Prejudgment Writ of Sequestration for the Company to set aside $1,090 million to pay a judgment, should the United States prevail in this litigation, under the Federal Debt Collection Procedures Act. The Writ was sought in response to the Company’s announcement of its plans to distribute the after-tax proceeds of the sale of the Symantec enterprise business to Broadcom to its shareholders via a special dividend. The Court denied the Writ on December 12, 2019, on the basis of the Government’s failure to establish the “probable validity” of the debt, the amount sought to be sequestered, and the Company’s available cash, cash equivalents and short-term investments. The Court permitted the DOJ limited discovery of facts relevant to the Company’s financial state and financial projections and the option to renew its motion if appropriate and supported by the analysis of its own financial expert. That discovery period has now closed. On March 30, 2020, the Court issued an Order granting in part and denying in part our motion for summary judgment and granting in part and denying in part the United States’ motion for partial summary judgment. On September 30, 2020, the Company filed a Motion for Reconsideration of certain rulings in the Court’s March 30 Summary Judgment Order. Court ordered mediations in July 2020 February 2021 were not successful. Trial is set for August 2, 2021. On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and the Company consented to proceed with a bench trail. On May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million. The issue of Relator’s statutory attorney’s fees with respect to the State of Florida’s claims remains unresolved. At this time, our current estimate of the low end of the range of probable estimated losses from this matter is $50 million, inclusive of the settlement with the State of Florida, which we have accrued. It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter.
Holden v. NortonLifeLock
On February 8, 2021, Lauren Holden filed a putative class action in the Circuit Court for Duval County, Florida alleging that the Company violated the Florida wiretapping statute, Florida Security of Communications Act, Fla. Stat. Ann. § 934.01, et. seq., through the use of session replay technology on www.us.norton.com. The complaint defines the class as consisting of Florida residents who visited the website and whose electronic communications were alleged to have been intercepted by the Company without prior consent and, on behalf of the class, seeks statutory damages, attorney’s fees and costs, and injunctive relief. On March 12, 2021, the Company removed the case to the District Court for the Middle District of Florida and filed its Answer and Affirmative Defenses to the complaint. The Company then filed a Motion for Judgment on the Pleadings on April 20, 2021.
At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this lawsuit or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
Note 19. Subsequent Events
On May 13, 2021, we entered into a Convertible Notes Purchase Agreement (the “Agreement”) with affiliates of Silver Lake Partners (“Silver Lake”), pursuant to which we agreed to repurchase $250 million in aggregate principal amount of our new 2.50% convertible unsecured senior notes due 2022 (the “Note Repurchase”). These notes are convertible into our common stock at a rate of 59.6341 shares for each $1,000 principal amount of notes, representing a conversion price of approximately $16.77 per share. Under the terms of the Agreement, we will pay Silver Lake an aggregate of $365 million, representing $24.40 per underlying share into which the notes are convertible, accrued and unpaid interest through the date of settlement, and a portion of the cash dividend that we declared on May 10, 2021. The Note Repurchase was completed on May 20, 2021.
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
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
3.01	Amended and Restated Certificate of Incorporation of Registrant, and all amendments thereto.					X
3.02	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.02	11/4/2019
3.03	Certificate of Elimination of Series A Junior Preferred Stock.	10-K	000-17781	3.06	5/28/2020
4.01	Form of Common Stock Certificate.	10-K	000-17781	4.01	5/28/2020
4.02	Description of Securities.	10-K	000-17781	4.02	5/28/2020
4.03	Indenture, dated September 16, 2010, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	9/16/2010
4.04	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.04	6/14/2012
4.05	Investment Agreement, dated as of February 3, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
4.06	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
4.07	Investment Agreement, dated as of June 12, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
4.08	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.09	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.10	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.11	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.	8-K	000-17781	10.01	11/12/2019
4.12	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bearcat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US),	8-K	000-17781	10.02	11/12/2019
4.13	Indenture, dated as of February 4, 2020, by and between Registrant and Wells Fargo Bank, National Association, as trustee (including the form of 2.00% Convertible Senior Notes Due 2022).	10-K	000-17781	4.14	5/28/2020
4.14	Indenture, dated as of February 4, 2020, by and between Registrant and Wells Fargo Bank, National Association, as trustee (including the form of 2.500% Convertible Senior Notes Due 2022).	10-K	000-17781	4.15	5/28/2020
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.03(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10.06	2/7/2020
10.06(*)	Registrant’s 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018
10.07(*)	Forms of award agreements under 2013 Equity Incentive Plan.	10-K	000-17781	10.10	10/26/2018
10.08(*)	Form of FY21 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-Q	000-17781	10.03	8/6/2020
10.09(*)	Form of FY22 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan					X
10.10(*)	Form of Amended and Restated Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11
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
		10-Q	000-17781	4.03	8/5/2016
10.12	Term Loan Agreement, dated as of August 1, 2016, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Citibank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Mizuho Bank, Ltd., and TD Securities (USA) LLC, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank, PLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Royal Bank of Canada and Mizuho Bank, Ltd., as Joint Lead Arrangers and Joint Bookrunners.	10-Q	000-17781	4.05	8/5/2016
10.13	Amendment Agreement, dated as of July 18, 2016, by and among Registrant, Symantec Operating Corporation, the Lenders and the New Term Lenders, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A.	10-Q	000-17781	4.02	8/5/2016
10.14
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
10.15
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
10.16
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
		10-Q	000-17781	4.03	2/3/2017
10.17(*)	Registrant’s Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013
10.18(*)	Registrant’s Executive Retention Plan, as amended and restated.					X
10.19(*)	Registrant’s Executive Severance Plan.					X
10.20(*)	FY21 Executive Annual Incentive Plan - Chief Executive Officer.	10-Q	000-17781	10.01	8/6/2020
10.21(*)	FY21 Executive Annual Incentive Plan - Senior Vice President and Executive Vice President.	10-Q	000-17781	10.02	8/6/2020
10.22(§§)	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990.	S-4	33-35385	10.37	6/13/1990
10.23(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27	8/6/1999
10.24	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Registrant.	10-Q	000-17781	10.01	8/7/2007

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.	10-Q	000-17781	10.01	11/16/2018
10.26	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.	10-Q	000-17781	10.02	11/16/2018
10.27(*)	Registrant’s Offer Letter with Natalie M. Derse dated June 19, 2020	10-Q	000-17781	10.01	7/8/2020
10.28
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
		8-K	000-17781	10.01	11/4/2019
10.29	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.	8-K	000-17781	10.01	7/8/2020
10.30(+)	Stock Purchase Agreement dated December 7, 2020 between the Company and Alpaca HoldCo GmbH, Alpaca TopCo GmbH.	10-Q	000-17781	10.01	2/5/2021
10.31
First Amendment, effective as of May [7], 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties party thereto.
						X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (see Signature page to this annual report).					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.00	The following financial information from NortonLifeLock Inc.'s Annual Report on Form 10-K for the fiscal year ended April 2, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104.00	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract, compensatory plan or arrangement.
**	Filed by LifeLock, Inc.
§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally copies of any such exhibits and schedules to the SEC upon request.
§§	Paper filing.
†	Filed by Veritas Software Corporation.
††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulations S-K, Item 601(b)(10).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 21st day of May 2021.

NORTONLIFELOCK INC.

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer and Director
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent Pilette, Natalie Derse, and Bryan Ko, and each or any of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2021
Vincent Pilette

/s/ Natalie Derse	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 21, 2021
Natalie Derse

/s/ Frank E. Dangeard	Chairman of the Board	May 21, 2021
Frank E. Dangeard

/s/ Sue Barsamian	Director	May 21, 2021
Sue Barsamian

/s/ Eric K. Brandt	Director	May 21, 2021
Eric K. Brandt

/s/ Nora Denzel	Director	May 21, 2021
Nora Denzel

/s/ Peter A. Feld	Director	May 21, 2021
Peter A. Feld

/s/ Kenneth Y. Hao	Director	May 21, 2021
Kenneth Y. Hao

/s/ Emily Heath	Director	May 21, 2021
Emily Heath

/s/ Sherrese M. Smith	Director	May 21, 2021
Sherrese M. Smith