Form 10-Q
period 2021-07-02
NortonLifeLock Inc.
filed 2021-08-02
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of July 27, 2021 was 581,268,447 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended July 2, 2021
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	July 2, 2021	April 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,230	$933
Short-term investments	15	18
Accounts receivable, net	105	117
Other current assets	198	237
Assets held for sale	238	233
Total current assets	1,786	1,538
Property and equipment, net	71	78
Operating lease assets	71	76
Intangible assets, net	1,096	1,116
Goodwill	2,863	2,867
Other long-term assets	678	686
Total assets	$6,565	$6,361
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$76	$52
Accrued compensation and benefits	66	107
Current portion of long-term debt	438	313
Contract liabilities	1,176	1,210
Current operating lease liabilities	24	26
Other current liabilities	441	428
Total current liabilities	2,221	2,136
Long-term debt	3,422	3,288
Long-term contract liabilities	55	55
Deferred income tax liabilities	146	137
Long-term income taxes payable	1,103	1,119
Long-term operating lease liabilities	60	66
Other long-term liabilities	55	60
Total liabilities	7,062	6,861
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 581 and 580 shares issued and outstanding as of July 2, 2021 and April 2, 2021, respectively	2,049	2,229
Accumulated other comprehensive income	49	47
Retained earnings (accumulated deficit)	(2,595)	(2,776)
Total stockholders’ equity (deficit)	(497)	(500)
Total liabilities and stockholders’ equity (deficit)	$6,565	$6,361
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	July 2, 2021	July 3, 2020
Net revenues	$686	$614
Cost of revenues	102	86
Gross profit	584	528
Operating expenses:
Sales and marketing	156	145
Research and development	68	65
General and administrative	45	53
Amortization of intangible assets	21	18
Restructuring, transition and other costs	7	127
Total operating expenses	297	408
Operating income	287	120
Interest expense	(32)	(40)
Other income (expense), net	(3)	19
Income (loss) from continuing operations before income taxes	252	99
Income tax expense (benefit)	71	(50)
Income (loss) from continuing operations	181	149
Income (loss) from discontinued operations	—	(31)
Net income	$181	$118

Income (loss) per share - basic:
Continuing operations	$0.31	$0.25
Discontinued operations	$—	$(0.05)
Net income per share - basic	$0.31	$0.20

Income (loss) per share - diluted:
Continuing operations	$0.31	$0.24
Discontinued operations	$—	$(0.05)
Net income per share - diluted	$0.31	$0.19

Weighted-average shares outstanding:
Basic	580	590
Diluted	591	614
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	July 2, 2021	July 3, 2020
Net income	$181	$118
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	2	11
Net unrealized gain (loss) on available-for-sale securities	—	1
Other comprehensive income, net of taxes	2	12
Comprehensive income	$183	$130
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended July 2, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income	—	—	—	181	181
Other comprehensive income	—	—	2	—	2
Common stock issued under employee stock incentive plans	2	1	—	—	1
Shares withheld for taxes related to vesting of restricted stock units	(1)	(15)	—	—	(15)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(74)	—	—	(74)
Stock-based compensation	—	20	—	—	20
Extinguishment of convertible debt	—	(112)	—	—	(112)
Balance as of July 2, 2021	581	$2,049	$49	$(2,595)	$(497)

Three months ended July 3, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income	—	—	—	118	118
Other comprehensive income	—	—	12	—	12
Common stock issued under employee stock incentive plans	3	2	—	—	2
Shares withheld for taxes related to vesting of restricted stock units	(1)	(17)	—	—	(17)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(72)	—	—	(72)
Stock-based compensation	—	25	—	—	25
Extinguishment of convertible debt	—	(581)	—	—	(581)
Balance as of July 3, 2020	591	$2,713	$(4)	$(3,212)	$(503)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	July 2, 2021	July 3, 2020
OPERATING ACTIVITIES:
Net income	$181	$118
Adjustments:
Amortization and depreciation	36	46
Impairments and write-offs of current and long-lived assets	—	85
Stock-based compensation expense	20	25
Deferred income taxes	1	20
Loss (gain) on extinguishment of debt	5	(20)
Non-cash operating lease expense	5	6
Other	7	24
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12	5
Accounts payable	24	(28)
Accrued compensation and benefits	(42)	(39)
Contract liabilities	(34)	(29)
Income taxes payable	21	(88)
Other assets	41	62
Other liabilities	(19)	(17)
Net cash provided by (used in) operating activities	258	170
INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(1)
Proceeds from the maturities and sales of short-term investments	4	29
Other	(4)	(5)
Net cash provided by (used in) investing activities	(1)	23
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(372)	(1,179)
Proceeds from issuance of debt, net of issuance costs	512	—
Net proceeds from sales of common stock under employee stock incentive plans	1	2
Tax payments related to restricted stock units	(13)	(23)
Dividends and dividend equivalents paid	(84)	(105)
Net cash provided by (used in) financing activities	44	(1,305)
Effect of exchange rate fluctuations on cash and cash equivalents	(4)	8
Change in cash and cash equivalents	297	(1,104)
Beginning cash and cash equivalents	933	2,177
Ending cash and cash equivalents	$1,230	$1,073
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021. The results of operations for the three months ended July 2, 2021 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three-month periods in this report relate to fiscal periods ended July 2, 2021 and July 3, 2020. The three months ended July 2, 2021 and July 3, 2020 each consisted of 13 weeks. Our 2022 fiscal year consists of 52 weeks and ends on April 1, 2022.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions and valuation of assets and liabilities and results of operations of our discontinued operations. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three months ended July 2, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021.

Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Income Taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. On April 3, 2021, the first day of fiscal 2022, we adopted this guidance prospectively. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Recently issued authoritative guidance not yet adopted
Debt with Conversion and Other Options. In August 2020, the FASB issued new guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with embedded conversion features. As a result, after adopting the guidance, entities will no longer separately present embedded conversion features in equity. Instead, they will account for the convertible debt wholly as debt. The new guidance also requires use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. The standard will be effective for us in our first quarter of fiscal 2023, with early adoption permitted beginning in the first quarter of fiscal 2022. It may be applied retrospectively to each prior period presented or retrospectively with cumulative effect recognized in retained earnings as of the date of adoption. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
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
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Condensed Consolidated Financial Statements and disclosures.
Note 3. Discontinued Operations and Assets Held for Sale
Discontinued operations
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the Broadcom sale). Certain costs associated with the divestiture of our Enterprise Security business are classified as discontinued operations in our Condensed Consolidated Statements of Operations. During the three months ended July 3, 2020, costs primarily consisted of severance and termination benefits as part of our November 2019 restructuring plan. These activities were completed during fiscal 2021. See Note 12 for information associated with our restructuring activities.
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During fiscal 2021, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $8 million during the three months ended July 3, 2020. These direct costs were presented as part of Other income (expense), net in the Condensed Consolidated Statements of Operations.
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes during the three months ended July 3, 2020. There was no discontinued operations activity during the three months ended July 2, 2021.

Three Months Ended
(In millions)	July 3, 2020
Net revenues	$—
Gross profit	$—
Operating income (loss)	$(42)
Income (loss) before income taxes	$(41)
Income tax expense (benefit)	$(10)
Income (loss) from discontinued operations	$(31)
Assets held for sale
During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year.

We continue to actively market the properties for sale; however, during fiscal 2022, the commercial real estate market continues to be adversely affected by the COVID-19 pandemic, which has delayed the expected timing of sale. We have taken into consideration the current real estate values and demand, and continue to execute plans to sell these properties. As of July 2, 2021, these assets are classified as assets held for sale. During the three months ended July 2, 2021, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, which were previously classified as held for sale as of July 2, 2021, for cash consideration of $358 million. We will recognize a gain on sale of $176 million.
Note 4. Acquisitions
Fiscal 2021 acquisition
On January 8, 2021, we completed our acquisition of Avira. Avira provides a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. The total aggregate consideration for the acquisition was $344 million, net of $32 million cash acquired.
Our current allocation of the aggregate purchase price for the acquisition as of January 8, 2021, is as follows:

(In millions, except useful lives)	January 8, 2021
Assets:
Current assets	$12
Intangible assets	162
Goodwill	264
Other long-term asset	21
Total assets acquired	459
Liabilities:
Current liabilities	29
Contract liabilities	54
Other long-term obligations	32
Total liabilities assumed	115
Total purchase price	$344
The allocation of the purchase price above was based upon a preliminary valuation performed during the fourth quarter of fiscal 2021 and reflects adjustments made during the three months ended July 2, 2021. Our estimates and assumptions are subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary area of preliminary purchase price allocation that is not yet finalized relates to certain tax matters.
Note 5. Revenues
Contract liabilities
During the three months ended July 2, 2021, we recognized $498 million from the contract liabilities balance at April 2, 2021. During the three months ended July 3, 2020, we recognized $442 million from the contract liabilities balance at April 3, 2020.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of July 2, 2021, we had $881 million of remaining performance obligations, excluding customer deposit liabilities of $350 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 2, 2021	$2,867
Purchase accounting adjustment	(4)
Balance as of July 2, 2021	$2,863

Intangible assets, net

	July 2, 2021			April 2, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$567	$(320)	$247	$556	$(299)	$257
Developed technology	210	(114)	96	210	(104)	106
Other	7	(1)	6	7	(1)	6
Total finite-lived intangible assets	784	(435)	349	773	(404)	369
Indefinite-lived trade names	747	—	747	747	—	747
Total intangible assets	$1,531	$(435)	$1,096	$1,520	$(404)	$1,116
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Condensed Statements of Operations Classification
(In millions)	July 2, 2021	July 3, 2020
Customer relationships and other	$21	$18	Operating expenses
Developed technology	10	7	Cost of revenues
Total	$31	$25
As of July 2, 2021, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2022	$90
2023	101
2024	88
2025	29
2026	24
Thereafter	17
Total	$349
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	July 2, 2021	April 2, 2021
Cash	$702	$650
Cash equivalents	528	283
Total cash and cash equivalents	$1,230	$933
Accounts receivable, net:

(In millions)	July 2, 2021	April 2, 2021
Accounts receivable	$106	$118
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$105	$117
Other current assets:

(In millions)	July 2, 2021	April 2, 2021
Prepaid expenses	$99	$95
Income tax receivable and prepaid income taxes	64	96
Other tax receivable	19	31
Other	16	15
Total other current assets	$198	$237

Property and equipment, net:

(In millions)	July 2, 2021	April 2, 2021
Land	$3	$3
Computer hardware and software	481	479
Office furniture and equipment	52	63
Buildings	29	29
Leasehold improvements	59	58
Construction in progress	1	1
Total property and equipment, gross	625	633
Accumulated depreciation and amortization	(554)	(555)
Total property and equipment, net	$71	$78
Other long-term assets:

(In millions)	July 2, 2021	April 2, 2021
Non-marketable equity investments	$185	$185
Long-term income tax receivable and prepaid income taxes	30	30
Deferred income tax assets	348	355
Long-term prepaid royalty	66	70
Other	49	46
Total other long-term assets	$678	$686
Short-term contract liabilities:

(In millions)	July 2, 2021	April 2, 2021
Deferred revenue	$826	$795
Customer deposit liabilities	350	415
Total short-term contract liabilities	$1,176	$1,210
Other current liabilities:

(In millions)	July 2, 2021	April 2, 2021
Income taxes payable	$140	$111
Other taxes payable	74	82
Accrued legal fees	69	66
Accrued royalties	45	46
Other	113	123
Total other current liabilities	$441	$428
Long-term income taxes payable:

(In millions)	July 2, 2021	April 2, 2021
Deemed repatriation tax payable	$511	$525
Other long-term income taxes	29	29
Uncertain tax positions (including interest and penalties)	563	565
Total long-term income taxes payable	$1,103	$1,119

Other income (expense), net:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Interest income	$—	$2
Foreign exchange gain	1	1
Gain (loss) on early extinguishment of debt	(5)	20
Transition service expense, net	—	(8)
Other	1	4
Other income (expense), net	$(3)	$19
Supplemental cash flow information:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Income taxes paid, net of refunds	$14	$2
Interest expense paid	$44	$45
Cash paid for amounts included in the measurement of operating lease liabilities	$8	$9
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$2
Reduction of operating lease assets as a result of lease terminations and modifications	$—	$23
Non-cash investing and financing activities:
Extinguishment of debt with borrowings from same creditors	$494	$—
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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	July 2, 2021			April 2, 2021
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$529	$529	$—	$284	$284	$—
Certificates of deposit	1	—	1	1	—	1
Corporate bonds	14	—	14	17	—	17
Total	$544	$529	$15	$302	$284	$18
The following table presents the contractual maturities of our investments in debt securities as of July 2, 2021:

(In millions)	Fair Value
Due in one year or less	$15
Total	$15

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of July 2, 2021 and April 2, 2021, the carrying value of our non-marketable equity investments was $185 million and $185 million, respectively.
Current and long-term debt
As of July 2, 2021 and April 2, 2021, the total fair value of our fixed rate debt was $2,154 million and $2,400 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2028. Our leases generally have terms that range from 1 year to 10 years for our facilities, 1 year to 6 years for equipment, and 1 year to 6 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View for cash consideration of $358 million. In conjunction with the sale, we signed a 7-year leaseback agreement for a portion of the property, with an option to extend the lease for an additional 5 years. The leaseback agreement is effective as of the date of sale. The sale transaction and immediate leaseback qualified as a completed sale, and we will recognize a gain on sale of $176 million.
The following summarizes our lease costs:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Operating lease costs	$4	$4
Short-term lease costs	1	1
Variable lease costs	1	3
Total lease costs	$6	$8
Other information related to our operating leases was as follows:

	Three Months Ended
	July 2, 2021	July 3, 2020
Weighted-average remaining lease term	4.2 years	4.1 years
Weighted-average discount rate	4.11%	4.14%
See Note 7 for cash flow information related to our operating leases.
As of July 2, 2021, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2022	$20
2023	22
2024	19
2025	14
2026	7
Thereafter	9
Total lease payments	91
Less: Imputed interest	(7)
Present value of lease liabilities	$84

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	July 2, 2021	April 2, 2021	Effective Interest Rate
New 2.50% Convertible Senior Notes due April 1, 2022	$—	$250	2.63%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	625	625	2.62%
5.00% Senior Notes due April 15, 2025	1,100	1,100	5.00%
Initial Term Loan due May 7, 2026	1,010	494	LIBOR plus (1)
Delayed Term loan due May 7, 2026	731	741	LIBOR plus (1)
0.95% Avira Mortgage due December 30, 2030	5	5	0.95%
1.29% Avira Mortgage due December 30, 2029	5	5	1.29%
Total principal amount	3,876	3,620
Less: unamortized discount and issuance costs	(16)	(19)
Total debt	3,860	3,601
Less: current portion	(438)	(313)
Total long-term debt	$3,422	$3,288

(1) The term loans bear interest at a rate equal to LIBOR plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	July 2, 2021	April 2, 2021
Term Loan due May 7, 2026	1.50%	1.50%
Delayed Term Loan due May 7, 2026	1.50%	1.50%
As of July 2, 2021, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2022	$29
2023	1,101
2024	89
2025	89
2026	1,189
Thereafter	1,379
Total future maturities of debt	$3,876
Repayments of Convertible Senior Notes
In May 2021, we settled the $250 million principal and conversion rights of our New 2.5% Convertible Notes in cash. The aggregate settlement amount of $364 million was based on $24.40 per underlying share into which the New 2.5% Convertible Notes were convertible. In addition, we paid $1 million of accrued and unpaid interest through the date of settlement and $1 million of cash dividends that we declared on May 10, 2021. The repayments resulted in an adjustment to stockholders’ equity of $112 million and a loss on extinguishment of $2 million.

As of July 2, 2021 and April 2, 2021, our Convertible Senior Notes consisted of the following:

	July 2, 2021	April 2, 2021
(In millions)	New 2.00% Convertible Notes	New 2.50% Convertible Notes	New 2.00% Convertible Notes
Liability components:
Principal	$625	$250	$625
Unamortized discount and issuance costs	(4)	—	(5)
Net carrying amount	$621	$250	$620

Equity component net of tax	$56	$43	$56
Based on the closing price of our common stock of $27.20 on July 2, 2021, the if-converted value of the New 2.0% Convertible Notes exceeded the principal amount by approximately $208 million.
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Contractual interest expense	$3	$6
Amortization of debt discount and issuance costs	$1	$1
Payments in lieu of conversion price adjustments (1)	$2	$2

(1) Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
Credit facility
On November 4, 2019, we entered into a credit agreement with financial institutions, which provides a revolving line of credit of $1 billion, a 5-year term loan of $500 million (the Initial Term Loan) and a delayed draw 5-year term loan commitment of $750 million (the Delayed Draw Term Loan). On September 14, 2020, we drew $750 million on the Delayed Draw Term Loan.
On May 7, 2021, we entered into the first amendment to the credit agreement with financial institutions (the First Amendment), which extended the maturity of all term loans and revolver credit facilities from November 2024 to May 2026. The First Amendment also provided for an incremental increase under the Initial Term Loan of $525 million. This transaction was accounted for as a debt extinguishment of the Initial Term Loan and resulted in accelerated recognition of interest expense for unamortized debt issuance costs, which was immaterial. At the closing of the First Amendment, we did not borrow any funds under the revolving line of credit and fully borrowed the First Amendment under the Initial Term Loan, such that loans in an aggregate principal amount of $1,741 million were outstanding. The credit facilities remain senior secured.
The principal amount of the Initial Term Loan and the additional borrowings under the First Amendment must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended September 30, 2022 in an amount equal to 1.25% of the aggregate principal amount, as of the date of the first amendment. The principal amount of the Delayed Draw Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the later of (i) the quarter ended March 31, 2021 and (ii) the first full fiscal quarter ended following the Borrowing of the Delayed Draw Term Loans in an amount equal to 1.25% of aggregate principal amount that are outstanding immediately after the borrowing of the Delayed Draw Term Loan. We may voluntarily repay outstanding principal balances without penalty. As of July 2, 2021, there were no borrowings outstanding under our revolving credit facilities.
Interest on borrowings under the credit agreement can be based on a base rate or the LIBOR at our election. Based on our debt ratings and our consolidated leverage ratios as determined in accordance with the credit agreement, loans borrowed bear interest, in the case of base rate loans, at a per annum rate equal to the applicable base rate plus a margin ranging from 0.125% to 0.75%, and in the case of LIBOR loans, LIBOR, as adjusted for statutory reserves, plus a margin ranging from 1.125% to 1.75%. The unused revolving line of credit is subject to a commitment fee ranging from 0.125% to 0.30% per annum.
Debt covenant compliance
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of July 2, 2021, we were in compliance with all debt covenants.
Note 11. Derivatives
We conduct business in numerous currencies throughout our worldwide operations and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into foreign exchange forward contracts with up to 12 months in duration. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of July 2, 2021 and April 2, 2021, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Foreign exchange forward contracts gain	$3	$10
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was immaterial as of July 2, 2021 and April 2, 2021.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	July 2, 2021	April 2, 2021
Foreign exchange forward contracts purchased	$312	$270
Foreign exchange forward contracts sold	$112	$68
Note 12. Restructuring and Other Costs
Our restructuring and other costs consist primarily of severance and termination benefits, contract cancellation charges and asset write-offs and impairments. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Contract cancellation charges primarily include penalties for early termination of contracts and write-offs of related prepaid assets.
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. We estimate that we will incur total costs of up to $20 million. These actions are expected to be completed in fiscal 2022. As of July 2, 2021, we have incurred total costs of $15 million under the December 2020 Plan.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. These actions were completed in fiscal 2021. Any remaining costs or adjustments are immaterial. We incurred total costs of $513 million, excluding stock-based compensation expense, under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors also approved an equity-based severance program under which certain equity awards held by certain terminated employees were accelerated. As of July 2, 2021, we have incurred $127 million of stock-based compensation related to our equity-based severance program. See Note 15 for further information on the impact of this program.
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Severance and termination benefit costs	$3	$14
Contract cancellation charges	1	48
Stock-based compensation charges	—	7
Asset write-offs	—	55
Other exit and disposal costs	3	3
Total restructuring and other costs	$7	$127
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations during the three months ended July 3, 2020. Our restructuring and other costs attributable to discontinued operations are presented in the table below. There was no discontinued operations activity during the three months ended July 2, 2021.

Three Months Ended
July 3, 2020
Severance and termination benefit costs	$37
Separation costs	1
Total restructuring and other costs	$38
Restructuring summary
Our activities and liabilities related to our December 2020 Plan are presented in the table below:

(in millions)	Liability Balance as of April 2, 2021	Costs, Net of Adjustments	Cash Payments	Liability Balance as of July 2, 2021
Severance and termination benefit costs	$3	$3	$(4)	$2
Total	$3	$3	$(4)	$2
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	July 2, 2021	July 3, 2020
Income (loss) from continuing operations before income taxes	$252	$99
Income tax expense (benefit)	$71	$(50)
Effective tax rate	28%	(51)%
Our effective tax rate for the three months ended July 2, 2021 differs from the federal statutory income tax rate primarily due to state taxes, partially offset by the benefits of lower-tax international earnings and various permanent differences.
Our effective tax rate for the three months ended July 3, 2020 differs from the federal statutory income tax rate primarily due to a tax benefit related to a favorable tax ruling, the benefits of lower-taxed international earnings, and the research and development tax credit, partially offset by state taxes and various permanent differences.
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
Note 14. Stockholders' Equity
Dividends
On July 27, 2021, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2021. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. As of July 2, 2021, we had $1,774 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the three months ended July 2, 2021 and July 3, 2020.

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 2, 2021	$47
Other comprehensive income before reclassifications	2
Balance as of July 2, 2021	$49
Note 15. Stock-Based Compensation
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Sales and marketing	$5	$4
Research and development	6	6
General and administrative	9	8
Restructuring and other costs	—	7
Other income (expense), net	—	(1)
Total stock-based compensation from continuing operations	20	24
Discontinued operations	—	1
Total stock-based compensation expense	$20	$25
Income tax benefit for stock-based compensation expense	$(4)	$(6)
As of July 2, 2021, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $159 million, which will be recognized over an estimated weighted-average amortization period of 2.2 years.
The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Three Months Ended
(In millions, except per grant data)	July 2, 2021		July 3, 2020
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$21.29		$20.86
Awards granted	3		—	(1)
Total fair value of awards released	$49		$56
Outstanding and unvested	6		4
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$28.84		$—
Awards granted	1		—
Total fair value of awards released	$—		$3
Outstanding and unvested at target payout	2		1
Stock options:
Total intrinsic value of stock options exercised	$1		$3
Outstanding	—	(1)	1
Exercisable	—	(1)	—	(1)

(1) The number of shares was less than 1 million.
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of July 2, 2021 and April 2, 2021, current dividends payable related to DER was $10 million and $12 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $10 million, respectively, recorded as part of Other long-term liabilities.

Stock-based award modifications
In connection with the Broadcom sale, during the first quarter of fiscal 2021, we entered into severance and retention arrangements with certain executives. Pursuant to these agreements, these executives were entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity was earned at levels of 0% to 150%, subject to market and service conditions. In addition, we entered into severance and retention arrangements with certain other employees in connection with restructuring activities and the Broadcom sale, which accelerated either a portion or all of the vesting of their stock-based awards. All award modifications related to the Broadcom sale were fully expensed in fiscal 2021.
The following table summarizes the stock-based compensation expense recognized as a result of these modifications during the three months ended July 3, 2020:

Three Months Ended
(In millions)	July 3, 2020
Sales and marketing	$1
Research and development	2
General and administrative	3
Restructuring and other costs	7
Total stock-based compensation	$13
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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020
Income (loss) from continuing operations	$181	$149
Income (loss) from discontinued operations	—	(31)
Net income	$181	$118
Income (loss) per share - basic:
Continuing operations	$0.31	$0.25
Discontinued operations	$—	$(0.05)
Net income per share - basic	$0.31	$0.20
Income (loss) per share - diluted:
Continuing operations	$0.31	$0.24
Discontinued operations	$—	$(0.05)
Net income per share - diluted	$0.31	$0.19

Weighted-average shares outstanding - basic	580	590
Dilutive potentially issuable shares:
Convertible debt	7	20
Employee equity awards	4	4
Weighted-average shares outstanding - diluted	591	614

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards (1)	—	1
Total	—	1

(1) During the three months ended July 2, 2021, the number of shares was less than 1 million.
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The 2.0% Convertible Notes and New 2.5% Convertible Senior Notes were fully repaid on May 26, 2020 and May 13, 2021, respectively. The conversion price of each convertible debt instrument applicable in the periods presented is as follows:

	Three Months Ended
	July 2, 2021	July 3, 2020
2.0% Convertible Senior Notes due August 15, 2022	N/A	$10.23
New 2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	$20.41
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Consumer security	$412	$363
Identity and information protection	274	251
Total net revenues	$686	$614
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

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Americas	$477	$448
EMEA	127	96
APJ	82	70
Total net revenues	$686	$614

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $456 million and $427 million during the three months ended July 2, 2021 and July 3, 2020, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	July 2, 2021	April 2, 2021
U.S.	$772	$536
International	473	415
Total cash, cash equivalents and short-term investments	$1,245	$951
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	July 2, 2021	April 2, 2021
U.S.	$22	$28
Ireland	32	32
Germany	14	14
Other countries	3	4
Total property and equipment, net	$71	$78
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	July 2, 2021	April 2, 2021
U.S.	$52	$55
India	8	9
Other countries (1)	11	12
Total operating lease assets	$71	$76

(1) No other individual country represented more than 10% of the respective totals.
Significant customers
No customer accounted for 10% or more of our net revenues during the three months ended July 2, 2021.Customers that accounted for over 10% of our net accounts receivable were as follows:

	July 2, 2021	April 2, 2021
Customer A	44%	46%

Note 18. Commitments and Contingencies
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
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019 and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims against certain of our former officers. Defendants filed answers on November 7, 2019. On April 20, 2021, to resolve an alleged conflict of interest raised with respect to the lead plaintiff and its counsel, the Court ordered a second Class Notice disclosing the circumstances of the alleged conflict and providing a further period for class members to opt out, which closed on July 2, 2021. The initial class opt out period closed on August 25, 2020.
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, subject to Court approval and exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70M, $67.1 million was covered under the applicable insurance policy with the remainder to be paid by the Company. On July 6, 2021, the plaintiff filed its Motion for Preliminary Settlement Approval and that motion is set to be heard on August 12, 2021.
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
At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the derivative lawsuits or estimate the range of any potential loss.
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
The August 2, 2021 trial date has now been continued until September 27, 2021. On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and the Company consented to proceed with a bench trail. On May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million. The issue of relator’s statutory attorney’s fees with respect to the State of Florida’s claims remains unresolved. At this time, our current estimate of the low end of the range of probable estimated losses from this matter is $50 million, inclusive of the settlement with the State of Florida, which we have accrued. It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter.
Holden v. NortonLifeLock
On February 8, 2021, Lauren Holden filed a putative class action in the Circuit Court for Duval County, Florida alleging that the Company violated the Florida wiretapping statute, Florida Security of Communications Act, Fla. Stat. Ann. § 934.01, et. seq., through the use of session replay technology on www.us.norton.com. The complaint defines the class as consisting of Florida residents who visited the website and whose electronic communications were alleged to have been intercepted by the Company without prior consent and, on behalf of the class, seeks statutory damages, attorney’s fees and costs, and injunctive relief. On March 12, 2021, the Company removed the case to the District Court for the Middle District of Florida and filed its Answer and Affirmative Defenses to the complaint. The Company then filed a Motion for Judgment on the Pleadings on April 20, 2021. On

April 29, 2021, Plaintiff filed a Motion for Leave to File an Amended Complaint. On July 22, 2021, the Court granted Plaintiff leave to file an amended complaint and deemed the Motion for Judgment on the Pleadings moot.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions (including the recent acquisition of Avira), divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; anticipated tax rates, benefits and expenses; the impact of the COVID-19 pandemic on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this Quarterly Report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
NortonLifeLock Inc. has the largest Consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries. We are the trusted and number one top of mind brand in consumer Cyber Safety, according to the 2020 NortonLifeLock brand tracking study. We help prevent, detect and restore potential damages caused by many cyber criminals.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended July 2, 2021 and July 3, 2020 each consisted of 13 weeks. Our 2022 fiscal year consists of 52 weeks and ends on April 1, 2022.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	July 2, 2021	July 3, 2020
Net revenues	$686	$614
Operating income	$287	$120
Income (loss) from continuing operations	$181	$149
Income (loss) from discontinued operations	$—	$(31)
Net income	$181	$118
Net income per share from continuing operations - diluted	$0.31	$0.24
Net income (loss) per share from discontinued operations - diluted	$—	$(0.05)
Net income per share - diluted	$0.31	$0.19
Net cash provided by (used in) operating activities	$258	$170

	As Of
(In millions)	July 2, 2021	April 2, 2021
Cash, cash equivalents and short-term investments	$1,245	$951
Contract liabilities	$1,231	$1,265
Below are our financial highlights for the first quarter of fiscal 2022, compared to the corresponding period in the prior year:
•Net revenues increased $72 million, due to higher sales in both our consumer security products and our identity and information protection products.

•Operating income increased $167 million, primarily due to the increase in revenue and the decrease in restructuring costs for which the related activities were completed in fiscal 2021. The increase was partially offset by our investment in advertising during fiscal 2022.
•Income (loss) from continuing operations increased $32 million, primarily due to the increase in operating income partially offset by an increase in income tax expense.
•Income (loss) from discontinued operations, net of tax, decreased from a loss of $31 million, primarily due to the completion of the discontinued operations activities during fiscal 2021.
•Net income increased $63 million and net income per share increased $0.12, primarily due to the increase in income from continuing operations discussed above, partially offset by the $121 million increase in income tax expense.
COVID-19 UPDATE
The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of our employees, partners and third-party service providers, we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies and cancelled or shifted our conferences and other marketing events to virtual-only. We continue to monitor the situation and plan to adjust our current policies as recommendations and public health guidance is changing. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts or employee productivity. Nevertheless, as employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
The U.S. and global economies have experienced a recession due to the economic impacts of the COVID-19 pandemic. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in 2021, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt and our access to capital.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 2, 2021.

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 2, 2021	July 3, 2020
Net revenues	100%	100%
Cost of revenues	15	14
Gross profit	85	86
Operating expenses:
Sales and marketing	23	24
Research and development	10	11
General and administrative	7	9
Amortization of intangible assets	3	3
Restructuring, transition and other costs	1	21
Total operating expenses	43	66
Operating income	42	20
Interest expense	(5)	(7)
Other income (expense), net	—	3
Income (loss) from continuing operations before income taxes	37	16
Income tax expense (benefit)	10	(8)
Income (loss) from continuing operations	26	24
Income (loss) from discontinued operations	—	(5)
Net income	26%	19%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended
(In millions, except for percentages)	July 2, 2021	July 3, 2020	Change in %
Net revenues	$686	$614	12%
Net revenues increased $72 million, due to a $49 million increase in sales of our consumer security products and a $23 million increase in sales of our identity and information protection products. This was driven by an increase in our direct customer count year-over-year, stable annual retention rate and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	July 2, 2021	July 3, 2020
Direct customer revenues (1)	$611	$552
Partner revenues	$80	$62
Average direct customer count	23.0	20.4
Direct customer count (at quarter end)	23.1	20.6
Direct average revenue per user (ARPU)	$8.84	$9.03

(1) Direct customer revenues during the three months ended July 2, 2021 excludes a $5 million reduction of revenue from a contract liability purchase accounting adjustment. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with the Company at the end of the reported period. We exclude users on free trials and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscription directly with us.
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
Net revenues by geographical region

	Three Months Ended
	July 2, 2021	July 3, 2020
Americas	70%	73%
EMEA	19%	16%
APJ	11%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the first three months of fiscal 2022 remains primarily in the Americas but is beginning to shift into the international markets, which is consistent with our stated strategy.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	July 2, 2021	July 3, 2020	Change in %
Cost of revenues	$102	$86	19%
Our cost of revenues increased $16 million, primarily due to higher revenue share costs, payment processing fees and technical support costs associated with year-over-year business growth.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	July 2, 2021	July 3, 2020	Change in %
Sales and marketing	$156	$145	8%
Research and development	68	65	5%
General and administrative	45	53	(15)%
Amortization of intangible assets	21	18	17%
Restructuring and other costs	7	127	(94)%
Total operating expenses	$297	$408	(27)%
Sales and marketing expense increased $11 million, primarily due to a $19 million increase in advertising and promotional expenses as a result of increased investment in advertising. This is partially offset by a $10 million decrease in IT costs from corporate restructuring and cost reduction efforts in fiscal 2021.
Research and development expense increased $3 million, primarily due to an increase in compensation and benefits as a result of the Avira acquisition.
General and administrative expense decreased $8 million, primarily due to IT asset restructuring and write-offs in connection with our November 2019 restructuring plan (the November 2019 Plan).
Amortization of intangible assets increased by $3 million as a result of the Avira acquisition.
Restructuring and other costs decreased $120 million, due to a $47 million decrease in contract cancellation charges, $11 million decrease in severance costs, $55 million decrease in asset write-offs and a $7 million decrease in stock-based compensation charges, in connection with the November 2019 Plan, which was substantially completed in the second quarter of fiscal 2021.

Non-operating income (expense), net

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Interest expense	$(32)	$(40)
Interest income	—	2
Foreign exchange gain	1	1
Gain (loss) on early extinguishment of debt	(5)	20
Transition service expense, net	—	(8)
Other	1	4
Total non-operating income (expense), net	$(35)	$(21)
Non-operating income (expense), net, increased by $14 million in expense, primarily due to the absence of gain on early extinguishment of debt of $20 million during the first quarter of fiscal 2021, which was partially offset by a $3 million loss on the amendment and extension of our credit facility and a $2 million loss on early extinguishment of our $250 million New 2.5% Convertible Notes during the first quarter of fiscal 2022.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	July 2, 2021	July 3, 2020
Income (loss) from continuing operations before income taxes	$252	$99
Income tax expense (benefit)	$71	$(50)
Effective tax rate	28%	(51)%
Our effective tax rate for income for the three months ended July 2, 2021 differs from the federal statutory income tax rate primarily due to state taxes, partially offset by the benefits of lower-tax international earnings and various permanent differences.
Our effective tax rate for the three ended months July 3, 2020 differs from the federal statutory income tax rate primarily due to a tax benefit related to a favorable tax ruling, the benefits of lower-taxed international earnings and the research and development tax credit, partially offset by state taxes and various permanent differences.
We are a U.S.-based multinational company subject to tax in multiple U.S. and international tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and therefore, is difficult to predict.
The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Given the potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, we are unable to accurately estimate when these unrecognized tax benefits will be realized or released. However, it is reasonably possible that there could be significant changes to our unrecognized tax benefits in the next 12 months.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions.
LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
Liquidity and Capital Resources
We have historically relied on cash generated from operations, borrowings under credit facilities, issuances of debt and proceeds from divestitures for our liquidity needs.
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions.
Our capital allocation strategy is to balance driving stockholder returns, managing financial risk and preserving our flexibility to pursue strategic options, including acquisitions. Historically, this has included a quarterly cash dividend, the repayment of debt and the repurchase of shares of our common stock.
Cash and cash equivalents
As of July 2, 2021, we had cash, cash equivalents and short-term investments of $1,245 million, of which $473 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or foreign taxes.

Debt
We have an undrawn revolving credit facility of $1 billion, which expires in May 2026.
On May 7, 2021, we entered into the first amendment to our credit agreement (the First Amendment), which provided for an incremental increase under the Initial Term Loan, and extended the maturity date of the Initial Term Loan, the Delayed Draw Term Loan, and revolving credit facility from November 2024 to May 2026. We borrowed $525 million under the First Amendment of our Initial Term Loan. For additional discussion on the amendment, see Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On May 20, 2021, we settled the $250 million principal and conversion rights of our New 2.5% Convertible Notes in cash. The aggregate settlement amount of $364 million was based on $24.40 per underlying share into which the New 2.5% Convertible Notes were convertible. In addition, we paid $1 million of accrued and unpaid interest through the date of settlement and $1 million of cash dividends that we declared on May 10, 2021.
Sale of certain assets
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, which were previously classified as held for sale, for cash consideration of $358 million.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	July 2, 2021	July 3, 2020
Net cash provided by (used in):
Operating activities	$258	$170
Investing activities	$(1)	$23
Financing activities	$44	$(1,305)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows from operating activities increased by $88 million, primarily due to higher profit before taxes adjusted by non-cash items and an increase in accounts payable as a result of the timing of payments and an increase in income taxes payable as a result of a higher pre-tax income and subsequent tax provision during the first three months of fiscal 2022.
Cash from investing activities
Our cash flows from investing activities decreased $24 million, primarily due to a decrease in proceeds from maturities and sales of short-term investments.
Cash from financing activities
Our cash flows from financing activities increased $1,349 million, primarily due to $512 million of proceeds from the issuance of our Initial Term Loan and decreases in repayments of debt and payments of dividends and dividend equivalents. The first three months of fiscal 2022 reflects the settlement of our New 2.5% Convertible Notes of $364 million and payment of dividends and dividend equivalents of $84 million, compared to the settlement of our 2.0% Convertible Notes of $1,179 million and payment of dividends and dividend equivalents of $105 million during the first three months of fiscal 2021. Dividend equivalents paid during the first three months of fiscal 2021 included a larger portion of awards released that were entitled to the special $12 dividend declared in fiscal 2020.
Cash Requirements
Debt. As of July 2, 2021, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	July 2, 2021
Term Loans	$1,741
Senior Notes	1,500
Convertible Senior Notes	625
Mortgage Loans	10
Total debt	$3,876
Debt covenant compliance. The credit agreement we entered into in November 2019, which was amended and extended through May 2026 on May 7, 2021, contains customary representations and warranties, non-financial covenants for financial reporting and affirmative and negative covenants, including compliance with specified financial ratios. As of July 2, 2021, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance
Dividends. On July 27, 2021, we announced the declaration of a cash dividend of $0.125 per share of common stock to be paid in September 2021. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. No shares were repurchased during the three months ended July 2, 2021. As of July 2, 2021, the remaining balance of our stock repurchase authorization was $1,774 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring. Under our restructuring plans approved by our Board of Directors in December 2020, we have incurred cash expenditures primarily for severance and termination benefits. As of July 2, 2021, we estimate remaining costs of up to $5 million in connection with the December 2020 Plan. During the three months ended July 2, 2021, we made $4 million in cash payments related to the December 2020 Plan. Actions under the December 2020 Plan are expected to be completed in fiscal 2022. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Contractual obligations. Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of July 2, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $563 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Commitments related to the principal payments of our debt instruments increased $256 million from our Annual Report on Form 10-K for the fiscal year ended April 2, 2021 primarily due to additional borrowings under our Initial Term Loan, partially offset by the repayment of our New 2.5% Convertible Notes. There have been no other material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital needs and support on-going business activities through at least the next 12 months and to meet our known long-term contractual obligations. However, our future liquidity and capital requirements may vary materially from those as of July 2, 2021 depending on several factors, including, but not limited to, economic conditions; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us. In connection with the sale of Veritas and the sale of our Enterprise Security business to Broadcom, we assigned several leases to Veritas Technologies LLC or Broadcom and/or their related subsidiaries. See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our indemnifications.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first three months of fiscal 2022, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2021.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors during the first quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 18 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
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
The U.S. and global economies have experienced a recession due to the economic impacts of the COVID-19 pandemic. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2021 or in the first quarter of fiscal 2022, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
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
•The integration of products and solutions from acquired companies;

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
Our competitors include software vendors and operating system providers that offer solutions that directly compete with our offerings. We face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Many of our competitors are increasingly developing and incorporating into their products data protection software and other competing products, often free of charge, that compete at some level with our offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our solutions. We face additional risk that these products could limit the operability of our solutions for our customers. Some of our competitors have greater financial, technical, marketing, or other resources than we do and consequently, may have the ability to influence customers to purchase their products instead of ours, including through investing more in internal innovation than we can. Further consolidation within our industry or other changes in the competitive environment, such as greater vertical integration from key computing and operating system suppliers could result in larger competitors that compete more directly with us. We also face competition from many smaller companies that specialize in particular segments of the market in which we compete.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2021 or in the first quarter of fiscal 2022, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
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
•Changes in auto-renewal regulations;
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
If we fail to offer high-quality customer support, our customer satisfaction may suffer and have a negative impact on our business and reputation.
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

Our solutions are subject to a high degree of regulation, including a wide variety of federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (FTC Act), and comparable state laws that are patterned after the FTC Act. LifeLock has previously entered into consent decrees and similar arrangements with the FTC and the attorney generals of 35 states as well as a settlement with the FTC relating to allegations that certain of LifeLock’s advertising, marketing and security practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on our business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our solutions. NortonLifeLock signed an Undertaking, effective June 14, 2021, with the United Kingdom’s Competition and Markets Authority (CMA) requiring NortonLifeLock to make certain changes to its policies and practices related to automatically renewing subscriptions in the United Kingdom as part of the CMA’s investigation into auto-renewal practices in the antivirus sector it launched in December 2018. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
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
As of July 2, 2021, we had an aggregate of $3,876 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, a committee of private sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of July 2, 2021, we have $1,774 million remaining authorized to be completed in future periods with no expiration date. No share were repurchased during the three months ended July 2, 2021.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	First Amendment, effective as of May 7, 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties party thereto.	10-K	000-17781	10.31	5/21/2021
10.02	Agreement of Sale and Purchase and Joint Escrow Instructions, dated as of June 4, 2021, by and between NortonLifeLock Inc. and TMG Partners R.E., LLC	8-K	000-17781	10.01	6/7/2021
10.03*	FY22 Executive Annual Incentive Plan - CEO					X
10.04*	FY22 Executive Annual Incentive Plan - Extended Leadership Team					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
101
The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

August 2, 2021