Form 10-Q
period 2021-10-01
NortonLifeLock Inc.
filed 2021-11-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of October 28, 2021 was 581,755,019 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended October 1, 2021
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	October 1, 2021	April 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,526	$933
Short-term investments	15	18
Accounts receivable, net	108	117
Other current assets	243	237
Assets held for sale	58	233
Total current assets	1,950	1,538
Property and equipment, net	67	78
Operating lease assets	93	76
Intangible assets, net	1,064	1,116
Goodwill	2,896	2,867
Other long-term assets	663	686
Total assets	$6,733	$6,361
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$81	$52
Accrued compensation and benefits	72	107
Current portion of long-term debt	1,073	313
Contract liabilities	1,159	1,210
Current operating lease liabilities	20	26
Other current liabilities	409	428
Total current liabilities	2,814	2,136
Long-term debt	2,779	3,288
Long-term contract liabilities	54	55
Deferred income tax liabilities	140	137
Long-term income taxes payable	1,034	1,119
Long-term operating lease liabilities	88	66
Other long-term liabilities	56	60
Total liabilities	6,965	6,861
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 582 and 580 shares issued and outstanding as of October 1, 2021 and April 2, 2021, respectively	1,996	2,229
Accumulated other comprehensive income	34	47
Retained earnings (accumulated deficit)	(2,262)	(2,776)
Total stockholders’ equity (deficit)	(232)	(500)
Total liabilities and stockholders’ equity (deficit)	$6,733	$6,361
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net revenues	$692	$626	$1,378	$1,240
Cost of revenues	100	90	202	176
Gross profit	592	536	1,176	1,064
Operating expenses:
Sales and marketing	150	143	306	288
Research and development	66	63	134	128
General and administrative	63	68	108	121
Amortization of intangible assets	21	18	42	36
Restructuring, transition and other costs	5	14	12	141
Total operating expenses	305	306	602	714
Operating income	287	230	574	350
Interest expense	(31)	(37)	(63)	(77)
Other income (expense), net	177	38	174	57
Income (loss) from continuing operations before income taxes	433	231	685	330
Income tax expense (benefit)	100	65	171	15
Income (loss) from continuing operations	333	166	514	315
Income (loss) from discontinued operations	—	(102)	—	(133)
Net income	$333	$64	$514	$182

Income (loss) per share - basic:
Continuing operations	$0.57	$0.28	$0.88	$0.53
Discontinued operations	$—	$(0.17)	$—	$(0.23)
Net income per share - basic (1)	$0.57	$0.11	$0.88	$0.31

Income (loss) per share - diluted:
Continuing operations	$0.56	$0.28	$0.87	$0.52
Discontinued operations	$—	$(0.17)	$—	$(0.22)
Net income per share - diluted	$0.56	$0.11	$0.87	$0.30

Weighted-average shares outstanding:
Basic	582	592	581	591
Diluted	591	600	591	607

(1) Net income per share amounts may not add due to rounding.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income	$333	$64	$514	$182
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(15)	26	(13)	37
Net unrealized gain (loss) on available-for-sale securities	—	—	—	1
Other comprehensive income, net of taxes	(15)	26	(13)	38
Comprehensive income	$318	$90	$501	$220
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended October 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 2, 2021	581	$2,049	$49	$(2,595)	$(497)
Net income	—	—	—	333	333
Other comprehensive income, net of taxes	—	—	(15)	—	(15)
Common stock issued under employee stock incentive plans	1	7	—	—	7
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	13	—	—	13
Balance as of October 1, 2021	582	$1,996	$34	$(2,262)	$(232)

Six months ended October 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income	—	—	—	514	514
Other comprehensive income, net of taxes	—	—	(13)	—	(13)
Common stock issued under employee stock incentive plans	3	8	—	—	8
Shares withheld for taxes related to vesting of restricted stock units	(1)	(15)	—	—	(15)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(147)	—	—	(147)
Stock-based compensation	—	33	—	—	33
Extinguishment of convertible debt	—	(112)	—	—	(112)
Balance as of October 1, 2021	582	$1,996	$34	$(2,262)	$(232)

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except per share amounts)

Three months ended October 2, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 3, 2020	591	$2,713	$(4)	$(3,212)	$(503)
Net income	—	—	—	64	64
Other comprehensive income, net of taxes	—	—	26	—	26
Common stock issued under employee stock incentive plans	1	8	—	—	8
Shares withheld for taxes related to vesting of restricted stock units	—	(4)	—	—	(4)
Repurchases of common stock	—	(5)	—	—	(5)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(82)	—	—	(82)
Stock-based compensation	—	20	—	—	20
Balance as of October 2, 2020	592	$2,650	$22	$(3,148)	$(476)

Six months ended October 2, 2020	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income	—	—	—	182	182
Other comprehensive income, net of taxes	—	—	38	—	38
Common stock issued under employee stock incentive plans	4	10	—	—	10
Shares withheld for taxes related to vesting of restricted stock units	(1)	(21)	—	—	(21)
Repurchases of common stock	—	(5)	—	—	(5)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(154)	—	—	(154)
Stock-based compensation	—	45	—	—	45
Extinguishment of convertible debt	—	(581)	—	—	(581)
Balance as of October 2, 2020	592	$2,650	$22	$(3,148)	$(476)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	October 1, 2021	October 2, 2020
OPERATING ACTIVITIES:
Net income	$514	$182
Adjustments:
Amortization and depreciation	71	85
Impairments and write-offs of current and long-lived assets	3	88
Stock-based compensation expense	33	45
Deferred income taxes	13	30
Loss (gain) on extinguishment of debt	5	(20)
Gain on sale of property	(175)	(35)
Non-cash operating lease expense	11	11
Other	5	38
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	9	13
Accounts payable	27	(24)
Accrued compensation and benefits	(36)	(36)
Contract liabilities	(47)	(25)
Income taxes payable	(97)	(299)
Other assets	(5)	21
Other liabilities	(13)	(17)
Net cash provided by (used in) operating activities	318	57
INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(3)
Payments for acquisition, net of cash acquired	(40)	—
Proceeds from the maturities and sales of short-term investments	4	47
Proceeds from the sale of property	355	118
Other	(4)	(5)
Net cash provided by (used in) investing activities	313	157
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(382)	(1,929)
Proceeds from issuance of debt, net of issuance costs	512	750
Net proceeds from sales of common stock under employee stock incentive plans	8	10
Tax payments related to restricted stock units	(14)	(30)
Dividends and dividend equivalents paid	(157)	(187)
Repurchases of common stock	—	(5)
Net cash provided by (used in) financing activities	(33)	(1,391)
Effect of exchange rate fluctuations on cash and cash equivalents	(5)	9
Change in cash and cash equivalents	593	(1,168)
Beginning cash and cash equivalents	933	2,177
Ending cash and cash equivalents	$1,526	$1,009
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021. The results of operations for the six months ended October 1, 2021 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six month periods in this report relate to fiscal periods ended October 1, 2021 and October 2, 2020. The three and six months ended October 1, 2021 and October 2, 2020 each consisted of 13 and 26 weeks, respectively. Our 2022 fiscal year consists of 52 weeks and ends on April 1, 2022.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the six months ended October 1, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021.

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
Recently issued authoritative guidance not yet adopted
Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued new guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. This new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The standard will be effective for us in our first quarter of fiscal 2024, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
Debt with Conversion and Other Options. In August 2020, the FASB issued new guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with embedded conversion features. As a result, after adopting the guidance, entities will no longer separately present embedded conversion features in equity. Instead, they will account for the convertible debt wholly as debt. The new guidance also requires use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. The standard will be effective for us in our first quarter of fiscal 2023. It may be applied retrospectively to each prior period presented or retrospectively with cumulative effect recognized in retained earnings as of the date of adoption. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
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
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the Broadcom sale). Certain costs associated with the divestiture of our Enterprise Security business are classified as discontinued operations in our Condensed Consolidated Statements of Operations. During the three and six months ended October 2, 2020, costs included severance and termination benefits as part of our November 2019 restructuring plan. These activities were completed during fiscal 2021. See Note 12 for information associated with our restructuring activities.
On October 1, 2020, we entered into multiple agreements with Broadcom for an aggregate amount of $200 million. We licensed Broadcom’s enterprise software, multiple security engines and related telemetry for 5.6 years, which will be amortized to continuing operations over the term of license. In addition, we resolved all outstanding payments and certain claims related to the asset purchase and transition services agreements, which is included in discontinued operations.
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During fiscal 2021, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $1 million and $9 million during the three and six months ended October 2, 2020, respectively. These direct costs were presented as part of Other income (expense), net in the Condensed Consolidated Statements of Operations.
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes during the three and six months ended October 2, 2020. There was no discontinued operations activity during the three and six months ended October 1, 2021.

	Three Months Ended	Six Months Ended
(In millions)	October 2, 2020	October 2, 2020
Net revenues	$—	$—
Gross profit	$—	$—
Operating income (loss)	$(133)	$(175)
Income (loss) before income taxes	$(132)	$(173)
Income tax expense (benefit)	$(30)	$(40)
Income (loss) from discontinued operations	$(102)	$(133)
Assets held for sale
During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year.
We continue to actively market the properties for sale; however, during fiscal 2022, the commercial real estate market continues to be adversely affected by the COVID-19 pandemic, which has delayed the expected timing of sale. We have taken into consideration the current real estate values and demand, and continue to execute plans to sell these properties. As of October 1, 2021, these assets are classified as assets held for sale. During the three and six months ended October 1, 2021, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs. We recognized a gain of $175 million on the sale. In conjunction with the sale, we signed a 7-year leaseback agreement for a portion of the property. See Note 9 for further information related to the sale leaseback.
Note 4. Business Combinations
Proposed Merger with Avast
On August 10, 2021, we announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The Proposed Merger will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the Scheme), and remains subject to a certain number of conditions. Under the terms of the Proposed Merger, Avast shareholders will be entitled to elect to receive, for each ordinary share of Avast held, in respect of their entire holding of Avast shares, either: (i) $7.61 in cash and 0.0302 of a new share of our common stock (such option, the Majority Cash Option); or (ii) $2.37 in cash and 0.1937 of a new share of our common stock (such option, the Majority Stock Option).The estimated purchase price range, based on our undisturbed closing share price of $27.20 on July,13 2021, for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion, depending on the Avast shareholders elections. Each of the directors of Avast who holds shares has undertaken to elect for the Majority Stock Option in respect of their entire beneficial holdings of Avast shares. We plan to finance the Proposed Merger with existing cash, cash to be generated by operations and new debt financing.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into an agreement (as amended, the Interim Facilities Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $3,600 million term loan interim facility B (Interim Facility B), (ii) $750 million term loan interim facility A1 (Interim Facility A1) and $3,500 million term loan interim facility A2 (Interim Facility A2), and (iii) a $1,500 million interim revolving facility (Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) to finance the cash consideration payable in connection with the Proposed Merger. The Interim Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. The Interim Facilities Agreement contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary representations and warranties, events of default and covenants for transactions of this type. Definitive financing documentation entered into in connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into a Co-operation Agreement (the Co-operation Agreement) with Nitro Bidco Limited, our wholly-owned subsidiary (Bidco), and Avast, pursuant to which we and Bidco agreed to, among other things, use all reasonable endeavors for the purposes of obtaining any regulatory authorizations which are required to implement the Proposed Merger, and we, Bidco and Avast agreed to cooperate with each other in preparing required transaction documents and certain other matters in connection with the Proposed Merger. The Co-operation Agreement also contains certain termination rights. The Co-operation Agreement also provides that, subject to certain exceptions, in connection with a failure to satisfy specified events, conditions or regulatory approvals, we may be required to pay Avast a break fee ranging from $100 million to $300 million.
The Proposed Merger has been approved by our Board of Directors, the Board of Directors of Avast and our shareholders. The Proposed Merger is subject to approval by the Avast shareholders. The Proposed Merger is expected to close by mid-calendar year 2022, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.

Fiscal 2021 Avira acquisition
On January 8, 2021, we completed our acquisition of Avira. Avira provides a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. The total aggregate consideration for the acquisition was $344 million, net of $32 million cash acquired.
Our current allocation of the aggregate purchase price for the acquisition as of January 8, 2021, is as follows:

(In millions)	January 8, 2021
Assets:
Current assets	$12
Intangible assets	162
Goodwill	261
Other long-term asset	21
Total assets acquired	456
Liabilities:
Current liabilities	29
Contract liabilities	54
Other long-term obligations	29
Total liabilities assumed	112
Total purchase price	$344
The allocation of the purchase price above was based upon a preliminary valuation performed during the fourth quarter of fiscal 2021 and reflects adjustments made during the six months ended October 1, 2021. Our estimates and assumptions are subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary area of purchase price allocation that is not yet finalized relates to certain tax matters.
Note 5. Revenues
Contract liabilities
During the three and six months ended October 1, 2021, we recognized $506 million and $858 million from the contract liabilities balance at July 2, 2021 and April 2, 2021, respectively. During the three and six months ended October 2, 2020, we recognized $452 million and $762 million from the contract liabilities balance at July 3, 2020 and April 3, 2020, respectively.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of October 1, 2021, we had $794 million of remaining performance obligations, excluding customer deposit liabilities of $419 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 2, 2021	$2,867
Acquisition	40
Purchase accounting adjustment	(7)
Translation adjustments	(4)
Balance as of October 1, 2021	$2,896
On September 15, 2021, we completed an acquisition of an online reputation management and digital privacy solutions company for total aggregate consideration of $40 million. The purchase price was preliminarily allocated to goodwill and will be finalized during the third quarter of fiscal 2022.

Intangible assets, net

	October 1, 2021			April 2, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$567	$(340)	$227	$556	$(299)	$257
Developed technology	210	(125)	85	210	(104)	106
Other	7	(1)	6	7	(1)	6
Total finite-lived intangible assets	784	(466)	318	773	(404)	369
Indefinite-lived trade names	746	—	746	747	—	747
Total intangible assets	$1,530	$(466)	$1,064	$1,520	$(404)	$1,116
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Condensed Statements of Operations Classification
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Customer relationships and other	$21	$18	$42	$36	Operating expenses
Developed technology	11	7	21	14	Cost of revenues
Total	$32	$25	$63	$50
As of October 1, 2021, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2022	$59
2023	101
2024	88
2025	29
2026	24
Thereafter	17
Total	$318
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	October 1, 2021	April 2, 2021
Cash	$767	$650
Cash equivalents	759	283
Total cash and cash equivalents	$1,526	$933
Accounts receivable, net:

(In millions)	October 1, 2021	April 2, 2021
Accounts receivable	$109	$118
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$108	$117
Other current assets:

(In millions)	October 1, 2021	April 2, 2021
Prepaid expenses	$97	$95
Income tax receivable and prepaid income taxes	112	96
Other tax receivable	16	31
Other	18	15
Total other current assets	$243	$237

Property and equipment, net:

(In millions)	October 1, 2021	April 2, 2021
Land	$2	$3
Computer hardware and software	465	479
Office furniture and equipment	28	63
Buildings	28	29
Leasehold improvements	58	58
Construction in progress	1	1
Total property and equipment, gross	582	633
Accumulated depreciation and amortization	(515)	(555)
Total property and equipment, net	$67	$78
Other long-term assets:

(In millions)	October 1, 2021	April 2, 2021
Non-marketable equity investments	$185	$185
Long-term income tax receivable and prepaid income taxes	30	30
Deferred income tax assets	341	355
Long-term prepaid royalty	61	70
Other	46	46
Total other long-term assets	$663	$686
Short-term contract liabilities:

(In millions)	October 1, 2021	April 2, 2021
Deferred revenue	$740	$795
Customer deposit liabilities	419	415
Total short-term contract liabilities	$1,159	$1,210
Other current liabilities:

(In millions)	October 1, 2021	April 2, 2021
Income taxes payable	$99	$111
Other taxes payable	69	82
Accrued legal fees	76	66
Accrued royalties	36	46
Other	129	123
Total other current liabilities	$409	$428
Long-term income taxes payable:

(In millions)	October 1, 2021	April 2, 2021
Deemed repatriation tax payable	$438	$525
Other long-term income taxes	25	29
Uncertain tax positions (including interest and penalties)	571	565
Total long-term income taxes payable	$1,034	$1,119

Other income (expense), net:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Interest income	$—	$1	$—	$3
Foreign exchange gain (loss)	1	—	2	1
Gain (loss) on early extinguishment of debt	—	—	(5)	20
Gain on sale of property	175	35	175	35
Transition service expense, net	—	(1)	—	(9)
Other	1	3	2	7
Other income (expense), net	$177	$38	$174	$57
Supplemental cash flow information:

	Six Months Ended
(In millions)	October 1, 2021	October 2, 2020
Income taxes paid, net of refunds	$273	$235
Interest expense paid	$60	$76
Cash paid for amounts included in the measurement of operating lease liabilities	$14	$17
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$35	$28
Reduction of operating lease assets as a result of lease terminations and modifications	$8	$22
Non-cash investing and financing activities:
Extinguishment of debt with borrowings from same creditors	$494	$—
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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	October 1, 2021			April 2, 2021
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$759	$759	$—	$284	$284	$—
Certificates of deposit	1	—	1	1	—	1
Corporate bonds	14	—	14	17	—	17
Total	$774	$759	$15	$302	$284	$18
The following table presents the contractual maturities of our investments in debt securities as of October 1, 2021:

(In millions)	Fair Value
Due in one year or less	$15
Total	$15

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of October 1, 2021 and April 2, 2021, the carrying value of our non-marketable equity investments was $185 million and $185 million, respectively.
Current and long-term debt
As of October 1, 2021 and April 2, 2021, the total fair value of our fixed rate debt was $2,149 million and $2,400 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2029. Our leases generally have terms that range from 1 year to 8 years for our facilities, 1 year to 6 years for equipment, and 1 year to 6 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs. In conjunction with the sale, we signed a 7-year leaseback agreement for a portion of the property, with an option to extend the lease for an additional 5 years. The leaseback agreement is effective as of the date of sale. The sale transaction and immediate leaseback qualified as a completed sale and we recognized a gain of $175 million on the sale.
The following summarizes our lease costs:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operating lease costs	$4	$5	$8	$9
Short-term lease costs	1	1	2	2
Variable lease costs	2	2	3	5
Total lease costs	$7	$8	$13	$16
Other information related to our operating leases was as follows:

	Three Months Ended
	October 1, 2021	October 2, 2020
Weighted-average remaining lease term	4.9 years	4.7 years
Weighted-average discount rate	4.05%	4.04%
See Note 7 for cash flow information related to our operating leases.
As of October 1, 2021, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2022	$13
2023	23
2024	27
2025	22
2026	16
Thereafter	19
Total lease payments	120
Less: Imputed interest	(12)
Present value of lease liabilities	$108

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	October 1, 2021	April 2, 2021	Effective Interest Rate
New 2.50% Convertible Senior Notes due April 1, 2022	$—	$250	2.63%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	625	625	2.62%
5.00% Senior Notes due April 15, 2025	1,100	1,100	5.00%
Initial Term Loan due May 7, 2026	1,010	494	LIBOR plus (1)
Delayed Term loan due May 7, 2026	722	741	LIBOR plus (1)
0.95% Avira Mortgage due December 30, 2030	4	5	0.95%
1.29% Avira Mortgage due December 30, 2029	5	5	1.29%
Total principal amount	3,866	3,620
Less: unamortized discount and issuance costs	(14)	(19)
Total debt	3,852	3,601
Less: current portion	(1,073)	(313)
Total long-term debt	$2,779	$3,288

(1) The term loans bear interest at a rate equal to LIBOR plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	October 1, 2021	April 2, 2021
Initial Term Loan due May 7, 2026	1.50%	1.50%
Delayed Term Loan due May 7, 2026	1.50%	1.50%
As of October 1, 2021, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2022	$19
2023	1,101
2024	89
2025	89
2026	1,189
Thereafter	1,379
Total future maturities of debt	$3,866
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

As of October 1, 2021 and April 2, 2021, our Convertible Senior Notes consisted of the following:

	October 1, 2021	April 2, 2021
(In millions)	New 2.00% Convertible Notes	New 2.50% Convertible Notes	New 2.00% Convertible Notes
Liability components:
Principal	$625	$250	$625
Unamortized discount and issuance costs	(3)	—	(5)
Net carrying amount	$622	$250	$620

Equity component net of tax	$56	$43	$56
Based on the closing price of our common stock of $25.56 on October 1, 2021, the if-converted value of the New 2.0% Convertible Notes exceeded the principal amount by approximately $158 million.
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Contractual interest expense	$3	$4	$6	$10
Amortization of debt discount and issuance costs	$1	$1	$2	$2
Payments in lieu of conversion price adjustments (1)	$2	$3	$4	$5

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
The principal amount of the Initial Term Loan and the additional borrowings under the First Amendment must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended September 30, 2022 in an amount equal to 1.25% of the aggregate principal amount, as of the date of the first amendment. The principal amount of the Delayed Draw Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the later of (i) the quarter ended March 31, 2021 and (ii) the first full fiscal quarter ended following the Borrowing of the Delayed Draw Term Loans in an amount equal to 1.25% of aggregate principal amount that are outstanding immediately after the borrowing of the Delayed Draw Term Loan. We may voluntarily repay outstanding principal balances without penalty. As of October 1, 2021, there were no borrowings outstanding under our revolving credit facilities.
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
In conjunction with the Proposed Merger, we entered into the Interim Facilities Agreement with certain financial institutions, in which they agreed to provide us with (i) a 7-year term loan interim facility B of $3,600 million (Interim Facility B), (ii) a 60-day term loan interim facility A1 of $750 million (Interim Facility A1) and 5-year term loan interim facility A2 of $3,500 million (Interim Facility A2), and (iii) a 5-year interim revolving facility of $1,500 million (Interim Revolving Facility) (collectively, the Interim Facilities) and the Commitment Letter to finance the cash consideration payable in connection with the Proposed Merger. The Interim Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. The Interim Facilities Agreement contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary representations and warranties, events of default and covenants for transactions of this type. Definitive financing documentation entered into in connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.

Debt covenant compliance
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of October 1, 2021, we were in compliance with all debt covenants.
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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of October 1, 2021 and April 2, 2021, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Foreign exchange forward contracts gain (loss)	$(3)	$1	$—	$11
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was immaterial as of October 1, 2021 and April 2, 2021.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	October 1, 2021	April 2, 2021
Foreign exchange forward contracts purchased	$347	$270
Foreign exchange forward contracts sold	$141	$68
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
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. We estimate that we will incur total costs of up to $20 million. These actions are expected to be completed in fiscal 2022. As of October 1, 2021, we have incurred total costs of $17 million under the December 2020 Plan.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities. These actions were completed in fiscal 2021. Any remaining costs or adjustments are immaterial. We incurred total costs of $516 million, excluding stock-based compensation expense, under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors also approved an equity-based severance program under which certain equity awards held by certain terminated employees were accelerated. As of October 1, 2021, we have incurred $127 million of stock-based compensation related to our equity-based severance program. See Note 15 for further information on the impact of this program.

Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Severance and termination benefit costs	$1	$4	$4	$18
Contract cancellation charges	—	1	1	49
Stock-based compensation charges	—	1	—	8
Asset write-offs	—	3	—	58
Other exit and disposal costs	4	5	7	8
Total restructuring and other costs	$5	$14	$12	$141
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations during the three and six months ended October 2, 2020. Our restructuring and other costs attributable to discontinued operations are presented in the table below. There was no discontinued operations activity during the three and six months ended October 1, 2021.

	Three Months Ended	Six Months Ended
(In millions)	October 2, 2020	October 2, 2020
Severance and termination benefit costs	$27	$64
Separation costs	1	2
Total restructuring and other costs	$28	$66
Restructuring summary
Our activities and liabilities related to our December 2020 Plan are presented in the table below:

(in millions)	Liability Balance as of April 2, 2021	Costs, Net of Adjustments	Cash Payments	Liability Balance as of October 1, 2021
Severance and termination benefit costs	$3	$4	$(6)	$1
Other exit and disposal costs	—	1	(1)	—
Total	$3	$5	$(7)	$1
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Income (loss) from continuing operations before income taxes	$433	$231	$685	$330
Income tax expense (benefit)	$100	$65	$171	$15
Effective tax rate	23%	28%	25%	5%
Our effective tax rate for the three and six months ended October 1, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings.
Our effective tax rate for the three and six months ended October 2, 2020 differs from the federal statutory income tax rate primarily due to various permanent differences, foreign return to provision adjustments, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit. In addition, for the six months ended October 2, 2020, we recorded a tax benefit related to a favorable tax ruling in Japan.
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
Note 14. Stockholders' Equity
Dividends
On November 4, 2021, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2021. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. As of October 1, 2021, we had $1,774 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the six months ended October 1, 2021.
The following table summarizes activity related to this program during the six months ended October 2, 2020:

Six Months Ended
(In millions, except per share amounts)	October 2, 2020
Number of shares repurchased (1)	—
Average price per share	$22.90
Aggregate purchase price	$5

(1) The number of shares was less than 1 million.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 2, 2021	$47
Other comprehensive income before reclassifications	(13)
Balance as of October 1, 2021	$34
Note 15. Stock-Based Compensation
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cost of revenues	$1	$1	$1	$1
Sales and marketing	3	$5	8	9
Research and development	3	7	9	13
General and administrative	6	6	15	14
Restructuring and other costs	—	1	—	8
Other income (expense), net	—	—	—	(1)
Total stock-based compensation from continuing operations	13	20	33	44
Discontinued operations	—	—	—	1
Total stock-based compensation expense	$13	$20	$33	$45
Income tax benefit for stock-based compensation expense	$(3)	$(4)	$(7)	$(10)
As of October 1, 2021, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $127 million, which will be recognized over an estimated weighted-average amortization period of 2 years.

The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Six Months Ended
(In millions, except per grant data)	October 1, 2021		October 2, 2020
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$21.55		$20.67
Awards granted	3		3
Total fair value of awards released	$51		$66
Outstanding and unvested	5		6
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$28.84		$27.82
Awards granted	1		1
Total fair value of awards released	$—		$3
Outstanding and unvested at target payout	2		2
Stock options:
Total intrinsic value of stock options exercised	$1		$4
Outstanding	—	(1)	1
Exercisable	—	(1)	—	(1)

(1) The number of shares was less than 1 million.
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of October 1, 2021 and April 2, 2021, current dividends payable related to DER was $9 million and $12 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $10 million, respectively, recorded as part of Other long-term liabilities.
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
The following table summarizes the stock-based compensation expense recognized as a result of these modifications during the three and six months ended October 2, 2020:

	Three Months Ended	Six Months Ended
(In millions)	October 2, 2020	October 2, 2020
Sales and marketing	$1	$2
Research and development	3	5
General and administrative	3	6
Restructuring and other costs	1	8
Total stock-based compensation	$8	$21
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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Income (loss) from continuing operations	$333	$166	$514	$315
Income (loss) from discontinued operations	—	(102)	—	(133)
Net income	$333	$64	$514	$182
Income (loss) per share - basic:
Continuing operations	$0.57	$0.28	$0.88	$0.53
Discontinued operations	$—	$(0.17)	$—	$(0.23)
Net income per share - basic (1)	$0.57	$0.11	$0.88	$0.31
Income (loss) per share - diluted:
Continuing operations	$0.56	$0.28	$0.87	$0.52
Discontinued operations	$—	$(0.17)	$—	$(0.22)
Net income per share - diluted	$0.56	$0.11	$0.87	$0.30

Weighted-average shares outstanding - basic	582	592	581	591
Dilutive potentially issuable shares:
Convertible debt	7	5	7	13
Employee equity awards	2	3	3	3
Weighted-average shares outstanding - diluted	591	600	591	607

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	1	—	1	1
Total	1	—	1	1

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

	Three Months Ended		Six Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
2.0% Convertible Senior Notes due August 15, 2022	N/A	N/A	N/A	$10.23
New 2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77	N/A	$16.77
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	$20.41	$20.41	$20.41
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Consumer security	$415	$370	$827	$733
Identity and information protection	277	256	551	507
Total net revenues	$692	$626	$1,378	$1,240
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

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Americas	$485	$450	$962	$898
EMEA	125	98	252	194
APJ	82	78	164	148
Total net revenues	$692	$626	$1,378	$1,240

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $460 million and $916 million during the three and six months ended October 1, 2021, respectively, and $428 million and $855 million during the three and six months ended October 2, 2020, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	October 1, 2021	April 2, 2021
U.S.	$1,003	$536
International	538	415
Total cash, cash equivalents and short-term investments	$1,541	$951
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	October 1, 2021	April 2, 2021
U.S.	$20	$28
Ireland	30	32
Germany	14	14
Other countries	3	4
Total property and equipment, net	$67	$78
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	October 1, 2021	April 2, 2021
U.S.	$84	$55
India	6	9
Other countries (1)	3	12
Total operating lease assets	$93	$76

(1) No other individual country represented more than 10% of the respective totals.
Significant customers
No customer accounted for 10% or more of our net revenues during the six months ended October 1, 2021 and October 2, 2020. Customers that accounted for over 10% of our net accounts receivable were as follows:

	October 1, 2021	April 2, 2021
Customer A	47%	46%
Customer B	13%	N/A

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
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, subject to Court approval and exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70M, $67.1 million was covered under the applicable insurance policy with the remainder to be paid by the Company. On July 6, 2021, the plaintiff filed its Motion for Preliminary Settlement Approval and the Court preliminary approved the settlement on September 12, 2021. The Court also ordered an additional opt-out period extending until January 13, 2022. The Settlement Fairness Hearing is set for February 12, 2022.
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
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. On October 21, 2019, the DOJ moved for a Prejudgment Writ of Sequestration for the Company to set aside $1,090 million to pay a judgment, should the United States prevail in this litigation, under the Federal Debt Collection Procedures Act. The Writ was sought in response to the Company’s announcement of its plans to distribute the after-tax proceeds of the sale of the Symantec enterprise business to Broadcom to its shareholders via a special dividend. The Court denied the Writ on December 12, 2019, on the basis of the Government’s failure to establish the “probable validity” of the debt, the amount sought to be sequestered, and the Company’s available cash, cash equivalents and short-term investments. The Court permitted the DOJ limited discovery of facts relevant to the Company’s financial state and financial projections and the option to renew its motion if appropriate and supported by the analysis of its own financial expert. That discovery period has now closed. On March 30, 2020, the Court issued an Order granting in part and denying in part our motion for summary judgment and granting in part and denying in part the United States’ motion for partial summary judgment. On September 30, 2020, the Company filed a Motion for Reconsideration of certain rulings in the Court’s March 30 Summary Judgment Order. A second Motion for Reconsideration of certain rulings in the Summary Judgement Order based on significant change in the law was filed on July 23, 2021. Both Motions for Reconsideration were denied. Court ordered mediations in July 2020 and February 2021 were not successful.
The trial date has now been continued until February 28, 2022. On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and the Company consented to proceed with a bench trial. On May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million. The issue of relator’s statutory attorney’s fees with respect to the State of Florida’s claims remains unresolved. At this time, our current estimate of the low end of the range of probable estimated losses from this matter is $50 million, inclusive of the settlement with the State of Florida, which we have accrued. It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is at least a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter.
Holden v. NortonLifeLock
On February 8, 2021, Lauren Holden filed a putative class action in the Circuit Court for Duval County, Florida alleging that the Company violated the Florida wiretapping statute, Florida Security of Communications Act, Fla. Stat. Ann. § 934.01, et. seq., through the use of session replay technology on www.us.norton.com. The complaint defines the class as consisting of Florida residents who visited the website and whose electronic communications were alleged to have been intercepted by the Company without prior consent and, on behalf of the class, seeks statutory damages, attorney’s fees and costs, and injunctive relief. On

March 12, 2021, the Company removed the case to the District Court for the Middle District of Florida and filed its Answer and Affirmative Defenses to the complaint. The Company then filed a Motion for Judgment on the Pleadings on April 20, 2021. On April 29, 2021, Plaintiff filed a Motion for Leave to File an Amended Complaint. On July 22, 2021, the Court granted Plaintiff leave to file an amended complaint and deemed the Motion for Judgment on the Pleadings moot. On August 5, 2021, the Company filed a Motion to Dismiss the First Amended Complaint. On September 9, 2021, the Plaintiff filed a Notice of Voluntary Dismissal Without Prejudice and the Court entered an Order on September 16, 2021, dismissing the case without prejudice.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the anticipated impacts of acquisitions (including the recent acquisition of Avira and the Proposed Merger with Avast), divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; anticipated tax rates, benefits and expenses; the impact of the COVID-19 pandemic on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this Quarterly Report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
NortonLifeLock Inc. has the largest Consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries. We are the trusted and number one top of mind brand in consumer Cyber Safety, according to the 2020 NortonLifeLock brand tracking study. We help prevent, detect and restore potential damages caused by many cyber criminals.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended October 1, 2021 and October 2, 2020 each consisted of 13 and 26 weeks, respectively. Our 2022 fiscal year consists of 52 weeks and ends on April 1, 2022.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net revenues	$692	$626	$1,378	$1,240
Operating income	$287	$230	$574	$350
Income (loss) from continuing operations	$333	$166	$514	$315
Income (loss) from discontinued operations	$—	$(102)	$—	$(133)
Net income	$333	$64	$514	$182
Net income per share from continuing operations - diluted	$0.56	$0.28	$0.87	$0.52
Net income (loss) per share from discontinued operations - diluted	$—	$(0.17)	$—	$(0.22)
Net income per share - diluted	$0.56	$0.11	$0.87	$0.30
Net cash provided by (used in) operating activities	$60	$(113)	$318	$57

	As Of
(In millions)	October 1, 2021	April 2, 2021
Cash, cash equivalents and short-term investments	$1,541	$951
Contract liabilities	$1,213	$1,265

Below are our financial highlights for the second quarter of fiscal 2022, compared to the corresponding period in the prior year:
•Net revenues increased $66 million, due to higher sales in both our consumer security products and our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
•Operating income increased $57 million, primarily due to the increase in revenue, partially offset by an increase in related cost of revenue, and the decrease in restructuring costs for which the related activities were completed in fiscal 2021 and continued general and administrative efficiencies. The increase was also partially offset by our investment in advertising during fiscal 2022.
•Income (loss) from continuing operations increased $167 million, primarily due to the increase in operating income partially offset by an increase in income tax expense.
•Income (loss) from discontinued operations, net of tax, decreased from a loss of $102 million, primarily due to the completion of the discontinued operations activities during fiscal 2021.
•Net income increased $269 million and net income per share increased $0.45, primarily due to the increase in income from continuing operations discussed above, partially offset by the $35 million increase in income tax expense.
Below are our financial highlights for the first six months of fiscal 2022, compared to the corresponding period in the prior year:
•Net revenues increased $138 million, due to higher sales in both our consumer security products and our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
•Operating income increased $224 million, primarily due to the increase in revenue, partially offset by an increase in related cost of revenue, the decrease in restructuring costs for which the related activities were completed in fiscal 2021 and continued general and administrative efficiencies. The increase was also partially offset by our investment in advertising during fiscal 2022.
•Income (loss) from continuing operations increased $199 million, primarily due to the increase in operating income partially offset by an increase in income tax expense.
•Income (loss) from discontinued operations, net of tax, decreased from a loss of $133 million, primarily due to the completion of the discontinued operations activities during fiscal 2021.
•Net income increased $332 million and net income per share increased $0.57, primarily due to the increase in income from continuing operations discussed above, partially offset by the 156 million increase in income tax expense.
•Cash, cash equivalents and short-term investments increased by $590 million compared to April 2, 2021, primarily due to cash generated by operations during the first six months of fiscal 2022 and proceeds from sale of certain Mountain View, California properties.
•Contract liabilities were relatively flat compared to April 2, 2021.
Proposed Merger with Avast
On August 10, 2021, we announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The Proposed Merger will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the Scheme), and remains subject to a number of conditions. Under the terms of the Proposed Merger, Avast shareholders will be entitled to elect to receive, for each ordinary share of Avast held, in respect of their entire holding of Avast shares, either: (i) $7.61 in cash and 0.0302 of a new share of our common stock (such option, the Majority Cash Option); or (ii) $2.37 in cash and 0.1937 of a new share of our common stock (such option, the Majority Stock Option).The estimated purchase price range, based on our undisturbed closing share price of $27.20 on July, 13 2021, for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion, depending on the Avast shareholders elections. Each of the directors of Avast who holds shares has undertaken to elect for the Majority Stock Option in respect of their entire beneficial holdings of Avast shares. We plan to finance the Proposed Merger with existing cash, cash to be generated by operations and new debt financing.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into an agreement (as amended, the Interim Facilities Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $3,600 million term loan interim facility B (Interim Facility B), (ii) $750 million term loan interim facility A1 (Interim Facility A1) and $3,500 million term loan interim facility A2 (Interim Facility A2), and (iii) a $1,500 million interim revolving facility (Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) to finance the cash consideration payable in connection with the Proposed Merger. The Interim Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. The Interim Facilities Agreement contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary representations and warranties, events of default and covenants for transactions of this type. Definitive financing documentation entered into in connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.

In conjunction with the Proposed Merger, on August 10, 2021, we entered into a Co-operation Agreement (the Co-operation Agreement) with Nitro Bidco Limited, our wholly-owned subsidiary (Bidco), and Avast, pursuant to which we and Bidco agreed to, among other things, use all reasonable endeavors for the purposes of obtaining any regulatory authorizations which are required to implement the Proposed Merger, and we, Bidco and Avast agreed to cooperate with each other in preparing required transaction documents and certain other matters in connection with the Proposed Merger. The Co-operation Agreement also contains certain termination rights. The Co-operation Agreement also provides that, subject to certain exceptions, in connection with a failure to satisfy specified events, conditions or regulatory approvals, we may be required to pay Avast a break fee ranging from $100 million to $300 million.
The Proposed Merger has been approved by our Board of Directors, the Board of Directors of Avast and our shareholders. The Proposed Merger is subject to approval by the Avast shareholders. The Proposed Merger is expected to close by mid-calendar year 2022, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.
COVID-19 UPDATE
The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of our employees, partners and third-party service providers, we implemented a work-from-home requirement for most employees, established site-specific COVID-19 prevention protocols, made substantial modifications to employee travel policies and cancelled or shifted our conferences and other marketing events to virtual-only. We continue to monitor the situation and plan to adjust our current policies as recommendations and public health guidance is changing. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts or employee productivity. Nevertheless, as employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended October 1, 2021.

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net revenues	100%	100%	100%	100%
Cost of revenues	14	14	15	14
Gross profit	86	86	85	86
Operating expenses:
Sales and marketing	22	23	22	23
Research and development	10	10	10	10
General and administrative	9	11	8	10
Amortization of intangible assets	3	3	3	3
Restructuring, transition and other costs	1	2	1	11
Total operating expenses	44	49	44	58
Operating income	41	37	42	28
Interest expense	(4)	(6)	(5)	(6)
Other income (expense), net	26	6	13	5
Income (loss) from continuing operations before income taxes	63	37	50	27
Income tax expense (benefit)	14	10	12	1
Income (loss) from continuing operations	48	27	37	25
Income (loss) from discontinued operations	—	(16)	—	(11)
Net income	48%	10%	37%	15%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 1, 2021	October 2, 2020	Change in %	October 1, 2021	October 2, 2020	Change in %
Net revenues	$692	$626	11%	$1,378	$1,240	11%
Three Months Ended October 1, 2021 Compared with Three Months Ended October 2, 2020
Net revenues increased $66 million, due to a $45 million increase in sales of our consumer security products and a $21 million increase in sales of our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
Six Months Ended October 1, 2021 Compared with Six Months Ended October 2, 2020
Net revenues increased $138 million, due to a $94 million increase in sales of our consumer security products and a $44 million increase in sales of our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	October 1, 2021	October 2, 2020
Direct customer revenues (1)	$616	$563
Partner revenues	$79	$63
Average direct customer count	23.2	20.6
Direct customer count (at quarter end)	23.3	20.7
Direct average revenue per user (ARPU)	$8.85	$9.10

(1) Direct customer revenues during the three months ended October 1, 2021 excludes a $3 million reduction of revenue from a contract liability purchase accounting adjustment. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
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
Net revenues by geographical region

	Three Months Ended		Six Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Americas	70%	72%	70%	72%
EMEA	18%	16%	18%	16%
APJ	12%	12%	12%	12%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and six months ended October 1, 2021 remains primarily in the Americas but is beginning to shift into the international markets, which is consistent with our stated strategy.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 1, 2021	October 2, 2020	Change in %	October 1, 2021	October 2, 2020	Change in %
Cost of revenues	$100	$90	11%	$202	$176	15%
Three Months Ended October 1, 2021 Compared with Three Months Ended October 2, 2020
Our cost of revenues increased $10 million, primarily due to higher revenue share costs, payment processing fees and technical support costs associated with year-over-year business growth.
Six Months Ended October 1, 2021 Compared with Six Months Ended October 2, 2020
Our cost of revenues increased $26 million, primarily due to higher revenue share costs, payment processing fees and technical support costs associated with year-over-year business growth.

Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 1, 2021	October 2, 2020	Change in %	October 1, 2021	October 2, 2020	Change in %
Sales and marketing	$150	$143	5%	$306	$288	6%
Research and development	66	63	5%	134	128	5%
General and administrative	63	68	(7)%	108	121	(11)%
Amortization of intangible assets	21	18	17%	42	36	17%
Restructuring and other costs	5	14	(64)%	12	141	(91)%
Total operating expenses	$305	$306	—%	$602	$714	(16)%
Three Months Ended October 1, 2021 Compared with Three Months Ended October 2, 2020
Sales and marketing expense increased $7 million, primarily due to a $17 million increase in advertising and promotional expenses as a result of increased investment in advertising. This is partially offset by a $6 million decrease in IT and related support costs from corporate restructuring and cost reduction efforts in fiscal 2021.
Research and development expense increased $3 million, primarily due to an increase in compensation and benefits as a result of the Avira acquisition.
General and administrative expense decreased $5 million, primarily due to IT asset restructuring and write-offs in connection with our November 2019 restructuring plan (the November 2019 Plan) as well as a decrease in outside services.
Amortization of intangible assets increased by $3 million as a result of the Avira acquisition.
Restructuring and other costs decreased $9 million, in connection with the November 2019 Plan, which was substantially completed in the second quarter of fiscal 2021. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2021 restructuring activities.
Six Months Ended October 1, 2021 Compared with Six Months Ended October 2, 2020
Sales and marketing expense increased $18 million, primarily due to a $36 million increase in advertising and promotional expenses as a result of increased investment in advertising. This is partially offset by a $14 million decrease in IT costs from corporate restructuring and cost reduction efforts in fiscal 2021.
Research and development expense increased $6 million, primarily due to a $18 million increase in compensation and benefits primarily as a result of the Avira acquisition. This partially offset by a $8 million decrease in shared facility and IT costs.
General and administrative expense decreased $13 million, primarily due to IT asset restructuring and write-offs in connection with our November 2019 restructuring plan (the November 2019 Plan) as well as a decrease in outside services and compensation and benefits.
Amortization of intangible assets increased by $6 million as a result of the Avira acquisition.
Restructuring and other costs decreased $129 million, in connection with the November 2019 Plan, which was substantially completed in the second quarter of fiscal 2021. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2021 restructuring activities.
Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Interest expense	$(31)	$(37)	$(63)	$(77)
Interest income	—	1	—	3
Foreign exchange gain (loss)	1	—	2	1
Gain (loss) on early extinguishment of debt	—	—	(5)	20
Gain on sale of property	175	35	175	35
Transition service expense, net	—	(1)	—	(9)
Other	1	3	2	7
Total non-operating income (expense), net	$146	$1	$111	$(20)
Three Months Ended October 1, 2021 Compared with Three Months Ended October 2, 2020
Non-operating income (expense), net, increased by $145 million in expense, primarily due to a $175 million gain on the sale of certain land and buildings in Mountain View, California during the second quarter of fiscal 2022 compared to the gain on sale of our Culver City property in the second quarter of fiscal 2021.

Six Months Ended October 1, 2021 Compared with Six Months Ended October 2, 2020
Non-operating income (expense), net, increased by $131 million in expense, primarily due to a $175 million gain on the sale of certain land and buildings in Mountain View during the second quarter of fiscal 2022 compared to the gain on sale of our Culver City property in the second quarter of fiscal 2021. This is partially offset by the absence of gain on early extinguishment of debt of $20 million during the first quarter of fiscal 2021, which was partially offset by a $3 million loss on the amendment and extension of our credit facility and a $2 million loss on early extinguishment of our $250 million New 2.5% Convertible Notes during the first quarter of fiscal 2022.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Income (loss) from continuing operations before income taxes	$433	$231	$685	$330
Income tax expense (benefit)	$100	$65	$171	$15
Effective tax rate	23%	28%	25%	5%
Our effective tax rate for income for the three and six months ended October 1, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings.
Our effective tax rate for the three and six months ended October 2, 2020 differs from the federal statutory income tax rate primarily due to various permanent differences, foreign return to provision adjustments, and state taxes, partially offset by the benefits of lower-tax international earnings and the research and development tax credit. In addition, for the six months ended October 2, 2020, we recorded a tax benefit related to a favorable tax ruling in Japan.
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
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Our capital allocation strategy is to balance driving stockholder returns, managing financial risk and preserving our flexibility to pursue strategic options, including acquisitions and mergers. Historically, this has included a quarterly cash dividend, the repayment of debt and the repurchase of shares of our common stock.
Cash and cash equivalents
As of October 1, 2021, we had cash, cash equivalents and short-term investments of $1,541 million, of which $538 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or foreign taxes.
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
Proposed Merger with Avast
On August 10, 2021, the Company announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The estimated purchase price range, based on our undisturbed closing share price of $27.20 on July, 13 2021, for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion, depending on the Avast shareholder elections. In conjunction with the Proposed Merger, we and certain financial institution parties entered into an Interim Facilities Agreement, under which Bank of America, N.A. and Wells Fargo Bank N.A., as interim lenders, agreed to provide us with certain term loan and revolving facilities in order to finance the cash consideration payable and based on the terms and conditions set forth in a commitment letter. The Interim Facilities Agreement includes (i) a $3,600 million term loan interim facility B (Interim Facility B), (ii) $750 million term loan interim facility A1 (Interim Facility A1) and $3,500 million term loan interim facility A2 (Interim Facility A2), and (iii) a $1,500 million interim revolving facility (Interim Revolving Facility) which, on or before the final repayment date, are to be repaid/replaced in full by loans made under the definitive financing documentation for the Facilities Agreement. The obligations under the Facilities Agreement will be guaranteed, jointly and severally, by all of our present and future domestic subsidiaries, with certain exceptions, as applicable. The Interim Facilities Agreement will replace the existing credit facility agreement upon the close of the transaction.
Sale of certain assets
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	October 1, 2021	October 2, 2020
Net cash provided by (used in):
Operating activities	$318	$57
Investing activities	$313	$157
Financing activities	$(33)	$(1,391)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased by $261 million, primarily due to higher profit before taxes adjusted by non-cash items and a decrease in tax payments compared to the first six months of fiscal 2021.
Cash from investing activities
Our cash flows provided by investing activities increased $156 million, primarily due to proceeds from the sale of certain Mountain View, California properties, partially offset by payment for the business acquisition and a decrease in proceeds from maturities and sales of short-term investments.
Cash from financing activities
Our cash flows used in financing activities decreased $1,358 million, primarily due to $512 million of proceeds from the issuance of our Initial Term Loan and decreases in repayments of debt and payments of dividends and dividend equivalents. The first six months of fiscal 2022 reflects the settlement of our New 2.5% Convertible Notes of $364 million and payment of dividends and dividend equivalents of $157 million, compared to the settlement of our 2.0% Convertible Notes and repayment of our 4.2% Senior Notes of $1,929 million and payment of dividends and dividend equivalents of $187 million during the first six months of fiscal 2021. Dividend equivalents paid during the first six months of fiscal 2021 included a larger portion of awards released that were entitled to the special $12 dividend declared in fiscal 2020.

Cash Requirements
Debt. As of October 1, 2021, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	October 1, 2021
Term Loans	$1,732
Senior Notes	1,500
Convertible Senior Notes	625
Mortgage Loans	9
Total debt	$3,866
Debt covenant compliance. The credit agreement we entered into in November 2019, which was amended and extended through May 2026 on May 7, 2021, contains customary representations and warranties, non-financial covenants for financial reporting and affirmative and negative covenants, including compliance with specified financial ratios. As of October 1, 2021, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance
Dividends. On November 4, 2021, we announced the declaration of a cash dividend of $0.125 per share of common stock to be paid in December 2021. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. No shares were repurchased during the six months ended October 1, 2021. As of October 1, 2021, the remaining balance of our stock repurchase authorization was $1,774 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring. Under our restructuring plans approved by our Board of Directors in December 2020, we have incurred cash expenditures primarily for severance and termination benefits. As of October 1, 2021, we estimate remaining costs of up to $3 million in connection with the December 2020 Plan. During the six months ended October 1, 2021, we made $7 million in cash payments related to the December 2020 Plan. Actions under the December 2020 Plan are expected to be completed in fiscal 2022. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Contractual obligations. Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of October 1, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $571 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Commitments related to the principal payments of our debt instruments increased $246 million from our Annual Report on Form 10-K for the fiscal year ended April 2, 2021 primarily due to additional borrowings under our Initial Term Loan, partially offset by the repayment of our New 2.5% Convertible Notes. In addition, commitments related to repatriation tax payments under the Tax Cuts and Jobs Acts decreased $88 million from our fiscal year ended April 2, 2021 due to adjustments and payments made during the six months ended October 1, 2021. There have been no other material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Business Combinations. Under the terms of the Proposed Merger, we expect to pay a purchase price for the Avast shares ranging from $8.1 billion to $8.6 billion upon the completion of the transaction in mid-calendar year 2022. In conjunction with the Proposed Merger, we have secured debt under the Interim Facilities which will be available upon the close of the transaction. If the Proposed Merger is completed, our debt obligations will include principal and interest payments related to these credit facilities. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding this business combination and the related debt instruments.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital needs and support on-going business activities through at least the next 12 months and to meet our known long-term contractual obligations. We plan to finance the cash consideration payable to Avast primarily with borrowings under our Interim Facilities. We believe that our existing cash and cash to be generated by operations, along with amounts available under the new credit facility, will satisfy our long-term cash requirements for this transaction. However, our future liquidity and capital requirements may vary materially from those as of October 1, 2021 depending on several factors, including, but not limited to, economic conditions; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first six months of fiscal 2022, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2021.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors during the second quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. To protect the health and well-being of our employees, partners and third-party service providers, we have implemented a work-from-home requirement for most employees until further notice, established site-specific COVID-19 prevention protocols, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only for the foreseeable future. We continue to monitor the situation and will adjust our current policies as recommendations and public health guidance changes. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts, or employee productivity. Nevertheless, as employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
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
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019 we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the Broadcom sale) and in January 2021, we completed the acquisition of Avira. These activities can involve a number of risks and challenges, including:
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
We may fail to consummate the Proposed Merger with Avast plc, may not consummate the Proposed Merger on the expected terms, or may not achieve the anticipated benefits.
It is currently anticipated that the Proposed Merger will be consummated in mid-2022. Completion of the Proposed Merger is subject to, among other things, the receipt of approval from Avast’s shareholders, regulatory approvals and other customary closing conditions for the acquisition of a UK public company, including the sanction of the UK’s High Court. As a result, the possible timing and likelihood of completion are uncertain, and, accordingly, there can be no assurance that the Proposed Merger will be completed on the expected terms, on the anticipated schedule or at all. In addition, the success of the Proposed Merger will depend, in significant part, on our ability to successfully integrate Avast and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Avast and its subsidiaries represents an attractive opportunity to create a new, industry leading consumer cyber safety business, leveraging the established brands, technical expertise and innovation of both groups to deliver substantial benefits to consumers, shareholders and other stakeholders. Achieving these goals requires growth of the revenue of the combined company and realization of the targeted synergies expected from the Proposed Merger. This growth and the anticipated benefits of the Proposed Merger may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Proposed Merger within a reasonable time, our business, financial condition and operating results may be adversely affected.
As previously reported in our Form 8-K dated October 29, 2021, we received letters (collectively, the Stockholder Letters) on behalf of our purported stockholders, in each case stating the stockholder’s belief that the proxy statement filed by us on October 4, 2021 omits material information with respect to the Merger and demanding that we make additional and supplemental disclosures regarding the Merger. Additionally, six complaints have been filed by our purported stockholders in connection with the Merger (collectively, the Merger Complaints). The Merger Complaints were brought by the plaintiffs individually and also allege that the proxy statement omits material information with respect to the Merger. The plaintiffs in the Merger Complaints seek various remedies, including, among other things, injunctive relief to prevent the consummation of the Merger unless certain allegedly material information is disclosed, an order of rescission or rescissory damages if the Merger is consummated and an award of attorneys’ and experts’ fees.
We believe that the claims asserted in the Stockholder Letters and the Merger Complaints are entirely without merit.
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
As of October 1, 2021, we had an aggregate of $3,866 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including the potential for federal tax law changes put forward by Congress and the Biden administration including potentially increased corporate tax rates, new minimum taxes and other changes to the way that our US tax liability has been calculated following the 2017 Tax Cuts and Jobs Act. Certain of these proposals could have significant retroactive adjustments adding cash tax payments/liabilities if adopted;
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's base erosion and profit shifting project including recent proposals for a global minimum tax rate, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings;
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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of October 1, 2021, we have $1,774 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended October 1, 2021.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Rule 2.7 Announcement	8-K	000-17781	2.01	8/10/2021
2.02	Co-operation Agreement	8-K	000-17781	2.02	8/10/2021
2.03	Form of Deed of Irrevocable Undertaking	8-K	000-17781	2.03	8/10/2021
10.01	Interim Facilities Agreement	8-K	000-17781	10.01	8/10/2021
10.02	Commitment Letter	8-K	000-17781	10.02	8/10/2021
10.03	Amended and Restated Interim Facilities Agreement	8-K	000-17781	10.01	9/3/2021
10.04	Amended and Restated Commitment Letter	8-K	000-17781	10.02	9/3/2021
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

November 5, 2021