Form 10-Q
period 2021-12-31
NortonLifeLock Inc.
filed 2022-02-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of January 28, 2022 was 581,861,307 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended December 31, 2021
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	December 31, 2021	April 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,771	$933
Short-term investments	10	18
Accounts receivable, net	113	117
Other current assets	205	237
Assets held for sale	58	233
Total current assets	2,157	1,538
Property and equipment, net	63	78
Operating lease assets	80	76
Intangible assets, net	1,054	1,116
Goodwill	2,876	2,867
Other long-term assets	643	686
Total assets	$6,873	$6,361
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83	$52
Accrued compensation and benefits	80	107
Current portion of long-term debt	1,086	313
Contract liabilities	1,209	1,210
Current operating lease liabilities	20	26
Other current liabilities	405	428
Total current liabilities	2,883	2,136
Long-term debt	2,757	3,288
Long-term contract liabilities	48	55
Deferred income tax liabilities	137	137
Long-term income taxes payable	1,012	1,119
Long-term operating lease liabilities	81	66
Other long-term liabilities	53	60
Total liabilities	6,971	6,861
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 582 and 580 shares issued and outstanding as of December 31, 2021 and April 2, 2021, respectively	1,940	2,229
Accumulated other comprehensive income	22	47
Retained earnings (accumulated deficit)	(2,060)	(2,776)
Total stockholders’ equity (deficit)	(98)	(500)
Total liabilities and stockholders’ equity (deficit)	$6,873	$6,361
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net revenues	$702	$639	$2,080	$1,879
Cost of revenues	105	87	307	263
Gross profit	597	552	1,773	1,616
Operating expenses:
Sales and marketing	160	140	466	428
Research and development	60	71	194	199
General and administrative	42	42	150	163
Amortization of intangible assets	21	18	63	54
Restructuring, transition and other costs	12	1	24	142
Total operating expenses	295	272	897	986
Operating income	302	280	876	630
Interest expense	(32)	(32)	(95)	(109)
Other income (expense), net	(9)	5	165	62
Income (loss) from continuing operations before income taxes	261	253	946	583
Income tax expense (benefit)	59	80	230	95
Income (loss) from continuing operations	202	173	716	488
Income (loss) from discontinued operations	—	5	—	(128)
Net income	$202	$178	$716	$360

Income (loss) per share - basic:
Continuing operations	$0.35	$0.29	$1.23	$0.83
Discontinued operations	$—	$0.01	$—	$(0.22)
Net income per share - basic	$0.35	$0.30	$1.23	$0.61

Income (loss) per share - diluted:
Continuing operations	$0.34	$0.29	$1.21	$0.81
Discontinued operations	$—	$0.01	$—	$(0.21)
Net income per share - diluted	$0.34	$0.30	$1.21	$0.60

Weighted-average shares outstanding:
Basic	582	593	581	591
Diluted	591	597	591	604
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net income	$202	$178	$716	$360
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(12)	37	(25)	74
Net unrealized gain (loss) on available-for-sale securities	—	(1)	—	—
Other comprehensive income, net of taxes	(12)	36	(25)	74
Comprehensive income	$190	$214	$691	$434
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended December 31, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of October 1, 2021	582	$1,996	$34	$(2,262)	$(232)
Net income	—	—	—	202	202
Other comprehensive income, net of taxes	—	—	(12)	—	(12)
Shares withheld for taxes related to vesting of restricted stock units	—	(1)	—	—	(1)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	18	—	—	18
Balance as of December 31, 2021	582	$1,940	$22	$(2,060)	$(98)

Nine months ended December 31, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income	—	—	—	716	716
Other comprehensive income, net of taxes	—	—	(25)	—	(25)
Common stock issued under employee stock incentive plans	3	8	—	—	8
Shares withheld for taxes related to vesting of restricted stock units	(1)	(16)	—	—	(16)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(220)	—	—	(220)
Stock-based compensation	—	51	—	—	51
Extinguishment of convertible debt	—	(112)	—	—	(112)
Balance as of December 31, 2021	582	$1,940	$22	$(2,060)	$(98)

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended January 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of October 2, 2020	592	$2,650	$22	$(3,148)	$(476)
Net income	—	—	—	178	178
Other comprehensive income, net of taxes	—	—	36	—	36
Common stock issued under employee stock incentive plans	4	6	—	—	6
Shares withheld for taxes related to vesting of restricted stock units	(2)	(28)	—	—	(28)
Repurchases of common stock	(7)	(153)	—	—	(153)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(76)	—	—	(76)
Stock-based compensation	—	21	—	—	21
Balance as of January 1, 2021	587	$2,420	$58	$(2,970)	$(492)

Nine months ended January 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income	—	—	—	360	360
Other comprehensive income, net of taxes	—	—	74	—	74
Common stock issued under employee stock incentive plans	8	16	—	—	16
Shares withheld for taxes related to vesting of restricted stock units	(3)	(49)	—	—	(49)
Repurchases of common stock	(7)	(158)	—	—	(158)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(230)	—	—	(230)
Stock-based compensation	—	66	—	—	66
Extinguishment of convertible debt	—	(581)	—	—	(581)
Balance as of January 1, 2021	587	$2,420	$58	$(2,970)	$(492)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 31, 2021	January 1, 2021
OPERATING ACTIVITIES:
Net income	$716	$360
Adjustments:
Amortization and depreciation	108	113
Impairments and write-offs of current and long-lived assets	8	88
Stock-based compensation expense	51	66
Deferred income taxes	(16)	47
Loss (gain) on extinguishment of debt	5	(20)
Gain on sale of property	(175)	(35)
Non-cash operating lease expense	16	17
Other	8	54
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2	1
Accounts payable	29	(23)
Accrued compensation and benefits	(27)	(25)
Contract liabilities	1	21
Income taxes payable	(67)	(348)
Other assets	29	36
Other liabilities	(40)	(2)
Net cash provided by (used in) operating activities	648	350
INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(5)
Payments for acquisitions, net of cash acquired	(39)	—
Proceeds from the maturities and sales of short-term investments	9	60
Proceeds from the sale of property	355	118
Other	(5)	(9)
Net cash provided by (used in) investing activities	316	164
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(391)	(1,929)
Proceeds from issuance of debt, net of issuance costs	512	750
Net proceeds from sales of common stock under employee stock incentive plans	8	16
Tax payments related to restricted stock units	(15)	(57)
Dividends and dividend equivalents paid	(230)	(300)
Repurchases of common stock	—	(138)
Net cash provided by (used in) financing activities	(116)	(1,658)
Effect of exchange rate fluctuations on cash and cash equivalents	(10)	13
Change in cash and cash equivalents	838	(1,131)
Beginning cash and cash equivalents	933	2,177
Ending cash and cash equivalents	$1,771	$1,046
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021. The results of operations for the nine months ended December 31, 2021 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month periods in this report relate to fiscal periods ended December 31, 2021 and January 1, 2021. The three and nine months ended December 31, 2021 and January 1, 2021 each consisted of 13 and 39 weeks, respectively. Our 2022 fiscal year consists of 52 weeks and ends on April 1, 2022.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the nine months ended December 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021.

Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Income Taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. On April 3, 2021, the first day of fiscal 2022, we adopted this guidance prospectively. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and disclosures.
Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued new guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. This new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. On October 2, 2021, the first day of the third quarter of fiscal 2022, we elected to early adopt this guidance retrospectively for all acquisitions in fiscal 2022 and going forward. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and disclosures.
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
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the Broadcom sale). Certain costs associated with the divestiture of our Enterprise Security business are classified as discontinued operations in our Condensed Consolidated Statements of Operations. During the three and nine months ended January 1, 2021, costs included severance and termination benefits as part of our November 2019 restructuring plan. These activities were completed during fiscal 2021. See Note 12 for information associated with our restructuring activities.
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
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During fiscal 2021, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $0 million and $9 million during the three and nine months ended January 1, 2021, respectively. These direct costs were presented as part of Other income (expense), net in the Condensed Consolidated Statements of Operations.
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes during the three and nine months ended January 1, 2021. There was no discontinued operations activity during the three and nine months ended December 31, 2021.

	Three Months Ended	Nine Months Ended
(In millions)	January 1, 2021	January 1, 2021
Operating income (loss)	$1	$(174)
Income (loss) before income taxes	$1	$(172)
Income tax expense (benefit)	$(4)	$(44)
Income (loss) from discontinued operations	$5	$(128)
Assets held for sale
During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year.
We continue to actively market the properties for sale; however, during fiscal 2022, the commercial real estate market continues to be adversely affected by the COVID-19 pandemic, which has delayed the expected timing of sale. We have taken into consideration the current real estate values and demand, and continue to execute plans to sell these properties. As of December 31, 2021, these assets are classified as assets held for sale. During the three and nine months ended December 31, 2021, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs. We recognized a gain of $175 million on the sale. In conjunction with the sale, we signed a 7-year leaseback agreement for a portion of the property. See Note 9 for further information related to the sale leaseback.
Note 4. Business Combinations
Proposed Merger with Avast
On August 10, 2021, we announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The Proposed Merger will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the Scheme), and remains subject to a certain number of conditions. Under the terms of the Proposed Merger, Avast shareholders will be entitled to elect to receive, for each ordinary share of Avast held, in respect of their entire holding of Avast shares, either: (i) $7.61 in cash and 0.0302 of a new share of our common stock (such option, the Majority Cash Option); or (ii) $2.37 in cash and 0.1937 of a new share of our common stock (such option, the Majority Stock Option).The estimated purchase price range, based on our undisturbed closing share price of $27.20 on July 13, 2021, for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion, depending on the Avast shareholders elections. Each of the directors of Avast who holds shares has undertaken to elect for the Majority Stock Option in respect of their entire beneficial holdings of Avast shares. We plan to finance the Proposed Merger with existing cash, cash to be generated by operations and new debt financing.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into an agreement (as amended, the Interim Facilities Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $3,600 million term loan interim facility B (the Interim Facility B), (ii) $750 million term loan interim facility A1 (the Interim Facility A1) and $3,500 million term loan interim facility A2 (the Interim Facility A2), and (iii) a $1,500 million interim revolving facility (the Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) with certain financial institutions, in which they agreed to provide us with financing no less than the financing available under the Interim Facilities (the Definitive Facilities and, together with the Interim Facilities, the Facilities) to finance the cash consideration payable in connection with the Proposed Merger. The Definitive Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, the syndication of the Definitive Facilities by lenders under the Commitment Letter was finalized with repriced commitments, which provided for an incremental increase of $500 million under our Interim Facilities and increased Interim Facility B to $3,690 million and Interim Facility A2 to $3,910 million. The Interim Facilities Agreement contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary representations and warranties, events of default and covenants for transactions of this type. Definitive financing documentation entered into in connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.
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

The Proposed Merger has been approved by our Board of Directors and shareholders and the Board of Directors and shareholders of Avast. As previously reported in our Form 8-K dated November 15, 2021, the waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) in connection with the Proposed Merger expired at 11:59 P.M. E.T. on November 12, 2021. The Proposed Merger is currently expected to close on February 24, 2022, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.
Fiscal 2022 acquisition
On September 15, 2021, we completed an acquisition of an online reputation management and digital privacy solutions company for total aggregate consideration of $39 million, net of $1 million cash acquired. The purchase price was primarily allocated to intangible assets and goodwill during the nine months ended December 31, 2021.
Fiscal 2021 Avira acquisition
On January 8, 2021, we completed our acquisition of Avira. Avira provides a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. The total aggregate consideration for the acquisition was $344 million, net of $32 million cash acquired.
Our final allocation of the aggregate purchase price for the acquisition as of January 8, 2021, is as follows:

(In millions)	January 8, 2021
Assets:
Current assets	$12
Intangible assets	162
Goodwill	261
Other long-term asset	21
Total assets acquired	456
Liabilities:
Current liabilities	29
Contract liabilities	54
Other long-term obligations	29
Total liabilities assumed	112
Total purchase price	$344
The allocation of the purchase price above was initially based upon a preliminary valuation performed during the fourth quarter of fiscal 2021 and reflects adjustments made during the nine months ended December 31, 2021. Our estimates and assumptions are subject to refinement within the measurement period, which is up to one year from the acquisition date. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. The measurement period ended on January 7, 2022, and there were no additional adjustments between December 31, 2021 and January 7, 2022.
Note 5. Revenues
Contract liabilities
During the three and nine months ended December 31, 2021, we recognized $505 million and $1,093 million from the contract liabilities balance at October 1, 2021 and April 2, 2021, respectively. During the three and nine months ended January 1, 2021, we recognized $450 million and $971 million from the contract liabilities balance at October 2, 2020 and April 3, 2020, respectively.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of December 31, 2021, we had $785 million of remaining performance obligations, excluding customer deposit liabilities of $472 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 2, 2021	$2,867
Acquisition	25
Purchase accounting adjustment	(7)
Translation adjustments	(9)
Balance as of December 31, 2021	$2,876
Intangible assets, net

	December 31, 2021			April 2, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$583	$(361)	$222	$556	$(299)	$257
Developed technology	217	(136)	81	210	(104)	106
Other	8	(2)	6	7	(1)	6
Total finite-lived intangible assets	808	(499)	309	773	(404)	369
Indefinite-lived trade names	745	—	745	747	—	747
Total intangible assets	$1,553	$(499)	$1,054	$1,520	$(404)	$1,116
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Condensed Statements of Operations Classification
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Customer relationships and other	$21	$18	$63	$54	Operating expenses
Developed technology	11	6	32	20	Cost of revenues
Total	$32	$24	$95	$74
As of December 31, 2021, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2022	$28
2023	105
2024	93
2025	32
2026	26
Thereafter	25
Total	$309

Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	December 31, 2021	April 2, 2021
Cash	$890	$650
Cash equivalents	881	283
Total cash and cash equivalents	$1,771	$933
Accounts receivable, net:

(In millions)	December 31, 2021	April 2, 2021
Accounts receivable	$114	$118
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$113	$117
Other current assets:

(In millions)	December 31, 2021	April 2, 2021
Prepaid expenses	$100	$95
Income tax receivable and prepaid income taxes	74	96
Other tax receivable	15	31
Other	16	15
Total other current assets	$205	$237
Property and equipment, net:

(In millions)	December 31, 2021	April 2, 2021
Land	$2	$3
Computer hardware and software	466	479
Office furniture and equipment	27	63
Buildings	28	29
Leasehold improvements	57	58
Construction in progress	1	1
Total property and equipment, gross	581	633
Accumulated depreciation and amortization	(518)	(555)
Total property and equipment, net	$63	$78
Other long-term assets:

(In millions)	December 31, 2021	April 2, 2021
Non-marketable equity investments	$176	$185
Long-term income tax receivable and prepaid income taxes	26	30
Deferred income tax assets	335	355
Long-term prepaid royalty	57	70
Other	49	46
Total other long-term assets	$643	$686
Short-term contract liabilities:

(In millions)	December 31, 2021	April 2, 2021
Deferred revenue	$737	$795
Customer deposit liabilities	472	415
Total short-term contract liabilities	$1,209	$1,210

Other current liabilities:

(In millions)	December 31, 2021	April 2, 2021
Income taxes payable	$117	$111
Other taxes payable	75	82
Accrued legal fees	69	66
Accrued royalties	41	46
Other	103	123
Total other current liabilities	$405	$428
Long-term income taxes payable:

(In millions)	December 31, 2021	April 2, 2021
Deemed repatriation tax payable	$438	$525
Other long-term income taxes	3	29
Uncertain tax positions (including interest and penalties)	571	565
Total long-term income taxes payable	$1,012	$1,119
Other income (expense), net:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Interest income	$—	$—	$—	$3
Foreign exchange gain (loss)	1	2	3	3
Gain (loss) on early extinguishment of debt	—	—	(5)	20
Gain on sale of property	—	—	175	35
Transition service expense, net	—	—	—	(9)
Other	(10)	3	(8)	10
Other income (expense), net	$(9)	$5	$165	$62
Supplemental cash flow information:

	Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021
Income taxes paid, net of refunds	$297	$299
Interest expense paid	105	119
Cash paid for amounts included in the measurement of operating lease liabilities	19	26
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	35	29
Reduction of operating lease assets as a result of lease terminations and modifications	16	24
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	1	—
Extinguishment of debt with borrowings from same creditors	494	—
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

	December 31, 2021			April 2, 2021
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$881	$881	$—	$284	$284	$—
Certificates of deposit	—	—	—	1	—	1
Corporate bonds	10	—	10	17	—	17
Total	$891	$881	$10	$302	$284	$18
The following table presents the contractual maturities of our investments in debt securities as of December 31, 2021:

(In millions)	Fair Value
Due in one year or less	$10
Total	$10
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of December 31, 2021 and April 2, 2021, the carrying value of our non-marketable equity investments was $176 million and $185 million, respectively.
Current and long-term debt
As of December 31, 2021 and April 2, 2021, the total fair value of our fixed rate debt was $2,141 million and $2,400 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Operating lease costs	$4	$4	$12	$13
Short-term lease costs	—	1	2	3
Variable lease costs	1	—	4	5
Total lease costs	$5	$5	$18	$21
Other information related to our operating leases was as follows:

	Three Months Ended
	December 31, 2021	January 1, 2021
Weighted-average remaining lease term	4.8 years	4.4 years
Weighted-average discount rate	4.04%	4.13%

See Note 7 for cash flow information related to our operating leases.
As of December 31, 2021, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2022	$7
2023	22
2024	27
2025	21
2026	15
Thereafter	19
Total lease payments	111
Less: Imputed interest	(10)
Present value of lease liabilities	$101
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	December 31, 2021	April 2, 2021	Effective Interest Rate
New 2.50% Convertible Senior Notes due April 1, 2022	$—	$250	2.63%
3.95% Senior Notes due June 15, 2022	400	400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	625	625	2.62%
5.00% Senior Notes due April 15, 2025	1,100	1,100	5.00%
Initial Term Loan due May 7, 2026	1,010	494	LIBOR plus (1)
Delayed Term loan due May 7, 2026	713	741	LIBOR plus (1)
0.95% Avira Mortgage due December 30, 2030	3	5	0.95%
1.29% Avira Mortgage due December 30, 2029	4	5	1.29%
Total principal amount	3,855	3,620
Less: unamortized discount and issuance costs	(12)	(19)
Total debt	3,843	3,601
Less: current portion	(1,086)	(313)
Total long-term debt	$2,757	$3,288

(1) The term loans bear interest at a rate equal to LIBOR plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	December 31, 2021	April 2, 2021
Initial Term Loan due May 7, 2026	1.50%	1.50%
Delayed Term Loan due May 7, 2026	1.50%	1.50%
As of December 31, 2021, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2022	$8
2023	1,101
2024	89
2025	89
2026	1,189
Thereafter	1,379
Total future maturities of debt	$3,855
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

As of December 31, 2021 and April 2, 2021, our Convertible Senior Notes consisted of the following:

	December 31, 2021	April 2, 2021
(In millions)	New 2.00% Convertible Notes	New 2.50% Convertible Notes	New 2.00% Convertible Notes
Liability components:
Principal	$625	$250	$625
Unamortized discount and issuance costs	(3)	—	(5)
Net carrying amount	$622	$250	$620

Equity component net of tax	$56	$43	$56
Based on the closing price of our common stock of $25.98 on December 31, 2021, the if-converted value of the New 2.0% Convertible Notes exceeded the principal amount by approximately $170 million.
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Contractual interest expense	$3	$5	$9	$15
Amortization of debt discount and issuance costs	$1	$1	$3	$3
Payments in lieu of conversion price adjustments (1)	$2	$2	$6	$7

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
The principal amount of the Initial Term Loan and the additional borrowings under the First Amendment must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended September 30, 2022 in an amount equal to 1.25% of the aggregate principal amount, as of the date of the first amendment. The principal amount of the Delayed Draw Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the later of (i) the quarter ended March 31, 2021 and (ii) the first full fiscal quarter ended following the Borrowing of the Delayed Draw Term Loans in an amount equal to 1.25% of aggregate principal amount that are outstanding immediately after the borrowing of the Delayed Draw Term Loan. We may voluntarily repay outstanding principal balances without penalty. As of December 31, 2021, there were no borrowings outstanding under our revolving credit facilities.
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

In conjunction with the Proposed Merger, we entered into the Interim Facilities Agreement with certain financial institutions, in which they agreed to provide us with (i) a 7-year term loan interim facility B of $3,600 million (the Interim Facility B), (ii) a 60-day term loan interim facility A1 of $750 million (the Interim Facility A1) and 5-year term loan interim facility A2 of $3,500 million (the Interim Facility A2), and (iii) a 5-year interim revolving facility of $1,500 million (the Interim Revolving Facility) (collectively, the Interim Facilities) and the Commitment Letter to finance the cash consideration payable in connection with the Proposed Merger. The Interim Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, the syndication of the Definitive Facilities by lenders under the Commitment Letter was finalized with repriced commitments, which provided for an incremental increase of $500 million under our Interim Facilities and increased Interim Facility B to $3,690 million and Interim Facility A2 to $3,910 million. The Interim Facilities Agreement contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary representations and warranties, events of default and covenants for transactions of this type. Definitive financing documentation entered into in connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.
Debt covenant compliance
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of December 31, 2021, we were in compliance with all debt covenants.
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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of December 31, 2021 and April 2, 2021, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Foreign exchange forward contracts gain (loss)	$(1)	$7	$(4)	$18
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Condensed Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was immaterial as of December 31, 2021 and April 2, 2021.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	December 31, 2021	April 2, 2021
Foreign exchange forward contracts purchased	$172	$270
Foreign exchange forward contracts sold	$202	$68
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
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. We estimate that we will incur total costs of up to $25 million. These actions are expected to be completed in fiscal 2022. As of December 31, 2021, we have incurred total costs of $24 million under the December 2020 Plan.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures, and the sale of underutilized facilities.

These actions were completed in fiscal 2021. Any remaining costs or adjustments are immaterial. We incurred total costs of $521 million, excluding stock-based compensation expense, under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors also approved an equity-based severance program under which certain equity awards held by certain terminated employees were accelerated. As of December 31, 2021, we have incurred $127 million of stock-based compensation related to our equity-based severance program. See Note 15 for further information on the impact of this program.
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Severance and termination benefit costs	$1	$—	$5	$18
Contract cancellation charges	1	—	2	49
Stock-based compensation charges	—	1	—	9
Asset write-offs	—	—	—	58
Other exit and disposal costs	10	—	17	8
Total restructuring and other costs	$12	$1	$24	$142
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations during the nine months ended January 1, 2021. Our restructuring and other costs attributable to discontinued operations are presented in the table below. There was no discontinued operations activity during the three and nine months ended December 31, 2021 and three months ended January 1, 2021.

Nine Months Ended
(In millions)	January 1, 2021
Severance and termination benefit costs	$64
Separation costs	2
Total restructuring and other costs	$66
Restructuring summary
Our activities and liabilities related to our December 2020 Plan are presented in the table below:

(in millions)	Liability Balance as of April 2, 2021	Costs, Net of Adjustments	Cash Payments	Non-Cash Items	Liability Balance as of December 31, 2021
Severance and termination benefit costs	$3	$5	$(6)	$—	$2
Other exit and disposal costs	—	7	(1)	(6)	—
Total	$3	$12	$(7)	$(6)	$2
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Income (loss) from continuing operations before income taxes	$261	$253	$946	$583
Income tax expense (benefit)	$59	$80	$230	$95
Effective tax rate	23%	32%	24%	16%
Our effective tax rate for the three and nine months ended December 31, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings.
Our effective tax rate for the three months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings, partially offset by the benefits of lower-tax international earnings and stock-based compensation. Our effective tax rate for the nine months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to the gain on selling a building, state taxes and U.S. taxation on foreign earnings, partially offset by the benefits of lower tax international earnings, a favorable withholding tax ruling in Japan and stock-based compensation.
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
Note 14. Stockholders' Equity
Dividends
On February 3, 2022, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2022. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. As of December 31, 2021, we had $1,774 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the three and nine months ended December 31, 2021.
The following table summarizes activity related to this program during the three and nine months ended January 1, 2021:

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	January 1, 2021	January 1, 2021
Number of shares repurchased	8	8
Average price per share	$20.34	$20.40
Aggregate purchase price	$153	$158
During the three and nine months ended January 1, 2021, we executed repurchases of $20 million for 1 million shares that settled after January 1, 2021.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 2, 2021	$47
Other comprehensive income before reclassifications	(25)
Balance as of December 31, 2021	$22

Note 15. Stock-Based Compensation
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Cost of revenues	$—	$—	$1	$1
Sales and marketing	5	5	13	14
Research and development	5	8	14	21
General and administrative	8	7	23	21
Restructuring and other costs	—	1	—	9
Other income (expense), net	—	—	—	(1)
Total stock-based compensation from continuing operations	18	21	51	65
Discontinued operations	—	—	—	1
Total stock-based compensation expense	$18	$21	$51	$66
Income tax benefit for stock-based compensation expense	$(4)	$(5)	$(11)	$(15)
As of December 31, 2021, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $173 million, which will be recognized over an estimated weighted-average amortization period of 2.25 years.
The following table summarizes additional information related to our stock-based awards, including awards associated with our discontinued operations:

	Nine Months Ended
(In millions, except per grant data)	December 31, 2021		January 1, 2021
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$22.48		$20.65
Awards granted	4		3
Total fair value of awards released	$54		$85
Outstanding and unvested	6		5
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$26.01		$26.53
Awards granted	3		2
Total fair value of awards released	$—		$43
Outstanding and unvested at target payout	3		1
Stock options:
Total intrinsic value of stock options exercised	$2		$15
Outstanding	—	(1)	1
Exercisable	—	(1)	1

(1) The number of shares was less than 1 million.
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of December 31, 2021 and April 2, 2021, current dividends payable related to DER was $9 million and $12 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $10 million, respectively, recorded as part of Other long-term liabilities.
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
The following table summarizes the stock-based compensation expense recognized as a result of these modifications during the three and nine months ended January 1, 2021:

	Three Months Ended	Nine Months Ended
(In millions)	January 1, 2021	January 1, 2021
Sales and marketing	$—	$2
Research and development	4	9
General and administrative	2	8
Restructuring and other costs	1	9
Total stock-based compensation	$7	$28
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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Income (loss) from continuing operations	$202	$173	$716	$488
Income (loss) from discontinued operations	—	5	—	(128)
Net income	$202	$178	$716	$360
Income (loss) per share - basic:
Continuing operations	$0.35	$0.29	$1.23	$0.83
Discontinued operations	$—	$0.01	$—	$(0.22)
Net income per share - basic	$0.35	$0.30	$1.23	$0.61
Income (loss) per share - diluted:
Continuing operations	$0.34	$0.29	$1.21	$0.81
Discontinued operations	$—	$0.01	$—	$(0.21)
Net income per share - diluted	$0.34	$0.30	$1.21	$0.60

Weighted-average shares outstanding - basic	582	593	581	591
Dilutive potentially issuable shares:
Convertible debt	6	3	7	10
Employee equity awards	3	1	3	3
Weighted-average shares outstanding - diluted	591	597	591	604

Anti-dilutive shares excluded from diluted net income per share calculation:
Convertible debt	—	31	—	10
Employee equity awards	1	—	1	—
Total	1	31	1	10
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

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
2.0% Convertible Senior Notes due August 15, 2022	N/A	N/A	N/A	$10.23
New 2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77	N/A	$16.77
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	$20.41	$20.41	$20.41
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.

The following table summarizes net revenues for our major solutions:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Consumer security	$418	$378	$1,245	$1,111
Identity and information protection	284	261	835	768
Total net revenues	$702	$639	$2,080	$1,879
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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Americas	$493	$459	$1,455	$1,357
EMEA	128	102	380	296
APJ	81	78	245	226
Total net revenues	$702	$639	$2,080	$1,879

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $467 million and $1,383 million during the three and nine months ended December 31, 2021, respectively, and $439 million and $1,294 million during the three and nine months ended January 1, 2021, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	December 31, 2021	April 2, 2021
U.S.	$1,137	$536
International	644	415
Total cash, cash equivalents and short-term investments	$1,781	$951
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	December 31, 2021	April 2, 2021
U.S.	$18	$28
Ireland	29	32
Germany	14	14
Other countries (1)	2	4
Total property and equipment, net	$63	$78

(1) No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	December 31, 2021	April 2, 2021
U.S.	$71	$55
India	5	9
Other countries (1)	4	12
Total operating lease assets	$80	$76

(1) No other individual country represented more than 10% of the respective totals.

Significant customers
No customer accounted for 10% or more of our net revenues during the nine months ended December 31, 2021 and January 1, 2021. Customers that accounted for over 10% of our net accounts receivable during fiscal 2022 were as follows:

	December 31, 2021	April 2, 2021
Customer A	46%	46%
Customer B	9%	N/A
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
On November 22, 2021, investment funds managed by Orbis Investment Management Ltd. which previously opted out of the securities class action, filed suit under the Securities and Exchange Act of 1934, Arizona Securities Act, Arizona Consumer Fraud Act and certain common law causes of action to recover alleged damages for losses incurred by the funds for their purchases or acquisitions of the our common stock during the class period. Our deadline to respond to the complaint is February 24, 2022. At this stage, we are unable to assess whether any adverse effect is reasonably possible as a result of the Orbis lawsuit or estimate the range of any potential loss.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including the recent acquisition of Avira and the Proposed Merger with Avast and related financing), divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; matters arising out of the ongoing U.S. Securities and Exchange Commission (the SEC) investigation; anticipated tax rates, benefits and expenses; the impact of the COVID-19 pandemic on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Part II Item 1A, of this Quarterly Report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
NortonLifeLock Inc. has the largest Consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries. We are the trusted and number one top of mind brand in consumer Cyber Safety, according to the 2020 NortonLifeLock brand tracking study. We help prevent, detect and restore potential damages caused by many cyber criminals.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended December 31, 2021 and January 1, 2021 each consisted of 13 and 39 weeks, respectively. Our 2022 fiscal year consists of 52 weeks and ends on April 1, 2022.

Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net revenues	$702	$639	$2,080	$1,879
Operating income	$302	$280	$876	$630
Income (loss) from continuing operations	$202	$173	$716	$488
Income (loss) from discontinued operations	$—	$5	$—	$(128)
Net income	$202	$178	$716	$360
Net income per share from continuing operations - diluted	$0.34	$0.29	$1.21	$0.81
Net income (loss) per share from discontinued operations - diluted	$—	$0.01	$—	$(0.21)
Net income per share - diluted	$0.34	$0.30	$1.21	$0.60
Net cash provided by (used in) operating activities	$330	$293	$648	$350

	As Of
(In millions)	December 31, 2021	April 2, 2021
Cash, cash equivalents and short-term investments	$1,781	$951
Contract liabilities	$1,257	$1,265
Below are our financial highlights for the third quarter of fiscal 2022, compared to the corresponding period in the prior year:
•Net revenues increased $63 million, due to higher sales in both our consumer security products and our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
•Operating income increased $22 million, primarily due to the increase in revenue, partially offset by an increase in related cost of revenue and our investment in advertising during fiscal 2022.
•Income (loss) from continuing operations increased $29 million, primarily due to the increase in operating income partially offset by a decrease in income tax expense.
•Net income increased $24 million and net income per share - diluted increased $0.04, due to the increase in income from continuing operations discussed above.
Below are our financial highlights for the first nine months of fiscal 2022, compared to the corresponding period in the prior year:
•Net revenues increased $201 million, due to higher sales in both our consumer security products and our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
•Operating income increased $246 million, primarily due to the increase in revenue, the decrease in restructuring costs for which the related activities were completed in fiscal 2021 and continued general and administrative efficiencies. This is partially offset by an increase in related cost of revenue and our investment in advertising during fiscal 2022.
•Income (loss) from continuing operations increased $228 million, primarily due to the increase in operating income partially offset by an increase in income tax expense.
•Income (loss) from discontinued operations, net of tax, increased from a loss of $128 million, primarily due to the completion of the discontinued operations activities during fiscal 2021.
•Net income increased $356 million and net income per share increased $0.61, primarily due to the increase in income from continuing operations discussed above.
•Cash, cash equivalents and short-term investments increased by $830 million compared to April 2, 2021, primarily due to cash generated by operations during the first nine months of fiscal 2022 and proceeds from sale of certain Mountain View, California properties.
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
In conjunction with the Proposed Merger, on August 10, 2021, we entered into an agreement (as amended, the Interim Facilities Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $3,600 million term loan interim facility B (the Interim Facility B), (ii) $750 million term loan interim facility A1 (the Interim Facility A1) and $3,500 million term loan interim facility A2 (the Interim Facility A2), and (iii) a $1,500 million interim revolving facility (the Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) with certain financial institutions, in which they agreed to provide us with financing no less than the financing available under the Interim Facilities (the Definitive Facilities and, together with the Interim Facilities, the Facilities) to finance the cash consideration payable in connection with the Proposed Merger. The Definitive Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, the syndication of the Definitive Facilities by lenders under the Commitment Letter was finalized with repriced commitments, which provided for an incremental increase of $500 million under our Interim Facilities and increased Interim Facility B to $3,690 million and Interim Facility A2 to $3,910 million. The Interim Facilities Agreement contains, and any definitive financing documentation entered into in connection with the Commitment Letter will contain, customary representations and warranties, events of default and covenants for transactions of this type. Definitive financing documentation entered into in connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.
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
The Proposed Merger has been approved by our Board of Directors and shareholders and the Board of Directors and shareholders of Avast. As previously reported in our Form 8-K dated November 15, 2021, the waiting period under the HSR Act in connection with the Proposed Merger expired at 11:59 P.M. E.T. on November 12, 2021. The Proposed Merger is currently expected to close on February 24, 2022, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2021. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended December 31, 2021.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net revenues	100%	100%	100%	100%
Cost of revenues	15	14	15	14
Gross profit	85	86	85	86
Operating expenses:
Sales and marketing	23	22	22	23
Research and development	9	11	9	11
General and administrative	6	7	7	9
Amortization of intangible assets	3	3	3	3
Restructuring, transition and other costs	2	—	1	8
Total operating expenses	42	43	43	52
Operating income	43	44	42	34
Interest expense	(5)	(5)	(5)	(6)
Other income (expense), net	(1)	1	8	3
Income (loss) from continuing operations before income taxes	37	40	45	31
Income tax expense (benefit)	8	13	11	5
Income (loss) from continuing operations	29	27	34	26
Income (loss) from discontinued operations	—	1	—	(7)
Net income	29%	28%	34%	19%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 31, 2021	January 1, 2021	Change in %	December 31, 2021	January 1, 2021	Change in %
Net revenues	$702	$639	10%	$2,080	$1,879	11%
Three Months Ended December 31, 2021 Compared with Three Months Ended January 1, 2021
Net revenues increased $63 million, due to a $40 million increase in sales of our consumer security products and a $23 million increase in sales of our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
Nine Months Ended December 31, 2021 Compared with Nine Months Ended January 1, 2021
Net revenues increased $201 million, due to a $134 million increase in sales of our consumer security products and a $67 million increase in sales of our identity and information protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	December 31, 2021	January 1, 2021
Direct customer revenues (1)	$622	$569
Partner revenues	$82	$70
Average direct customer count	23.4	20.8
Direct customer count (at quarter end)	23.4	21.0
Direct average revenue per user (ARPU)	$8.87	$9.10

(1) Direct customer revenues during the three months ended December 31, 2021 excludes a $2 million reduction of revenue from a contract liability purchase accounting adjustment. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with the Company at the end of the reported period. We exclude users on free trials and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscription directly with us, or sign up for a paid membership through our web store.
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
Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Americas	70%	72%	70%	72%
EMEA	18%	16%	18%	16%
APJ	12%	12%	12%	12%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and nine months ended December 31, 2021 remains primarily in the Americas but is beginning to shift into the international markets, which is consistent with our stated strategy.
Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 31, 2021	January 1, 2021	Change in %	December 31, 2021	January 1, 2021	Change in %
Cost of revenues	$105	$87	21%	$307	$263	17%
Three Months Ended December 31, 2021 Compared with Three Months Ended January 1, 2021
Our cost of revenues increased $18 million, primarily due to higher revenue share costs, payment processing fees, technical support costs associated with year-over-year business growth and costs attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
Nine Months Ended December 31, 2021 Compared with Nine Months Ended January 1, 2021
Our cost of revenues increased $44 million, primarily due to higher revenue share costs, payment processing fees, technical support costs associated with year-over-year business growth and costs attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.

Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 31, 2021	January 1, 2021	Change in %	December 31, 2021	January 1, 2021	Change in %
Sales and marketing	$160	$140	14%	$466	$428	9%
Research and development	60	71	(15)%	194	199	(3)%
General and administrative	42	42	—%	150	163	(8)%
Amortization of intangible assets	21	18	17%	63	54	17%
Restructuring and other costs	12	1	1,100%	24	142	(83)%
Total operating expenses	$295	$272	8%	$897	$986	(9)%
Three Months Ended December 31, 2021 Compared with Three Months Ended January 1, 2021
Sales and marketing expense increased $20 million, primarily due to a $21 million increase in advertising and promotional expenses as a result of increased investment in advertising, partially offset by a $6 million decrease in IT and related support costs from corporate restructuring and cost reduction efforts in fiscal 2021.
Research and development expense decreased $11 million, primarily due to a decrease in compensation and benefits, as a result of decreased stock based compensation, and shared facility and IT costs.
General and administrative expense remained consistent, primarily due to a decrease in compensation and benefits which was offset by an increase in outside services and occupancy expense.
Amortization of intangible assets increased $3 million primarily as a result of the Avira acquisition.
Restructuring and other costs increased $11 million, in connection with the December 2020 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2022 restructuring activities.
Nine Months Ended December 31, 2021 Compared with Nine Months Ended January 1, 2021
Sales and marketing expense increased $38 million, primarily due to a $57 million increase in advertising and promotional expenses as a result of increased investment in advertising. This is partially offset by a $15 million decrease in IT costs from corporate restructuring and cost reduction efforts in fiscal 2021.
Research and development expense remained consistent, primarily due to a $13 million decrease in shared facility and IT costs partially offset by a $14 million increase in compensation and benefits primarily as a result of the Avira acquisition.
General and administrative expense decreased $13 million, primarily due to IT asset restructuring and write-offs in connection with our November 2019 restructuring plan (the November 2019 Plan) as well as a decrease in outside services and compensation and benefits.
Amortization of intangible assets increased $9 million primarily as a result of the Avira acquisition.
Restructuring and other costs decreased $118 million, in connection with the November 2019 Plan, which was substantially completed in the second quarter of fiscal 2021. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2022 restructuring activities.
Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Interest expense	$(32)	$(32)	$(95)	$(109)
Interest income	—	—	—	3
Foreign exchange gain (loss)	1	2	3	3
Gain (loss) on early extinguishment of debt	—	—	(5)	20
Gain on sale of property	—	—	175	35
Transition service expense, net	—	—	—	(9)
Other	(10)	3	(8)	10
Total non-operating income (expense), net	$(41)	$(27)	$70	$(47)
Three Months Ended December 31, 2021 Compared with Three Months Ended January 1, 2021
Non-operating income (expense), net, decreased by $14 million in expense, due to a $9 million impairment of long term assets primarily associated with our equity investments which are measured at cost minus impairment.
Nine Months Ended December 31, 2021 Compared with Nine Months Ended January 1, 2021
Non-operating income (expense), net, increased by $117 million, primarily due to a $175 million gain on the sale of certain land and buildings in Mountain View during the second quarter of fiscal 2022 compared to the gain on sale of our Culver City property in the second quarter of fiscal 2021. This is partially offset by a $9 million impairment of long term assets primarily associated with one of our equity investments which is measured at cost minus impairment as well as the absence of gain on early extinguishment of debt of $20 million during the first quarter of fiscal 2021.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Income (loss) from continuing operations before income taxes	$261	$253	$946	$583
Income tax expense (benefit)	$59	$80	$230	$95
Effective tax rate	23%	32%	24%	16%
Our effective tax rate for income for the three and nine months ended December 31, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings.
Our effective tax rate for the three months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings, partially offset by the benefits of lower-tax international earnings and stock-based compensation. Our effective tax rate for the nine months ended January 1, 2021 differs from the federal statutory income tax rate primarily due to the gain on selling a building, state taxes and U.S. taxation on foreign earnings, partially offset by the benefits of lower-tax international earnings, a favorable withholding tax ruling in Japan and stock-based compensation.
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
Cash and cash equivalents
As of December 31, 2021, we had cash, cash equivalents and short-term investments of $1,781 million, of which $644 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or foreign taxes.
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
Proposed Merger with Avast
On August 10, 2021, the Company announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The estimated purchase price range, based on our undisturbed closing share price of $27.20 on July 13, 2021, for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion, depending on the Avast shareholder elections. In conjunction with the Proposed Merger, we and certain financial institution parties entered into an Interim Facilities Agreement, under which Bank of America, N.A. and Wells Fargo Bank N.A., as interim lenders, agreed to provide us with certain term loan and revolving facilities in order to finance the cash consideration payable and based on the terms and conditions set forth in the Interim Facilities Agreement. The Interim Facilities Agreement includes (i) Interim Facility B, (ii) Interim Facility A1 and Interim Facility A2, and (iii) Interim Revolving Facility which, on or before the final repayment date, are to be repaid/replaced in full by loans made under the definitive financing documentation for the Facilities. The obligations under the Interim Facilities Agreement will be guaranteed, jointly and severally, by all of our present and future domestic subsidiaries, with certain exceptions, as applicable. Definitive financing documentation entered into connection with the Commitment Letter will replace the existing credit facility agreement upon the close of the transaction.
Sale of certain assets
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs.
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	December 31, 2021	January 1, 2021
Net cash provided by (used in):
Operating activities	$648	$350
Investing activities	$316	$164
Financing activities	$(116)	$(1,658)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased by $298 million, primarily due to higher profit before taxes adjusted by non-cash items compared to the first nine months of fiscal 2021.
Cash from investing activities
Our cash flows provided by investing activities increased $152 million, primarily due to proceeds from the sale of certain Mountain View, California properties, partially offset by payment for the business acquisition and a decrease in proceeds from maturities and sales of short-term investments.
Cash from financing activities
Our cash flows used in financing activities decreased $1,542 million, primarily due to $512 million of proceeds from the issuance of our Initial Term Loan and decreases in repayments of debt and payments of dividends and dividend equivalents. The first nine months of fiscal 2022 reflects the settlement of our New 2.5% Convertible Notes of $364 million and payment of dividends and dividend equivalents of $230 million, compared to the settlement of our 2.0% Convertible Notes and repayment of our 4.2% Senior Notes of $1,929 million and payment of dividends and dividend equivalents of $300 million during the first nine months of fiscal 2021. Dividend equivalents paid during the first nine months of fiscal 2021 included a larger portion of awards released that were entitled to the special $12 dividend declared in fiscal 2020.

Cash Requirements
Debt. As of December 31, 2021, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	December 31, 2021
Term Loans	$1,723
Senior Notes	1,500
Convertible Senior Notes	625
Mortgage Loans	7
Total debt	$3,855
Debt covenant compliance. The credit agreement we entered into in November 2019, which was amended and extended through May 2026 on May 7, 2021, contains customary representations and warranties, non-financial covenants for financial reporting and affirmative and negative covenants, including compliance with specified financial ratios. As of December 31, 2021, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance
Dividends. On February 3, 2022, we announced the declaration of a cash dividend of $0.125 per share of common stock to be paid in March 2022. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchases. Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. No shares were repurchased during the nine months ended December 31, 2021. As of December 31, 2021, the remaining balance of our stock repurchase authorization was $1,774 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring. Under our restructuring plan approved by our Board of Directors in December 2020, we have incurred cash expenditures primarily for severance and termination benefits. As of December 31, 2021, we estimate remaining costs of up to $1 million in connection with the December 2020 Plan. During the nine months ended December 31, 2021, we made $7 million in cash payments related to the December 2020 Plan. Actions under the December 2020 Plan are expected to be completed in fiscal 2022. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Contractual obligations. Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of December 31, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $571 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Commitments related to the principal payments of our debt instruments increased $235 million from our Annual Report on Form 10-K for the fiscal year ended April 2, 2021 primarily due to additional borrowings under our Initial Term Loan, partially offset by the repayment of our New 2.5% Convertible Notes. Commitments related to repatriation tax payments under the Tax Cuts and Jobs Acts decreased $88 million from our fiscal year ended April 2, 2021 due to adjustments and payments made during the nine months ended December 31, 2021. In addition, obligations under our purchase agreements decreased $83 million from our fiscal year ended April 2, 2021 due to billings for actual services rendered during the nine months ended December 31, 2021. There have been no other material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Business Combinations. Under the terms of the Proposed Merger, we expect to pay a purchase price for the Avast shares ranging from $8.1 billion to $8.6 billion upon the completion of the transaction, which is currently expected to occur on February 24, 2022. In conjunction with the Proposed Merger, we have secured debt under the Interim Facilities which will be available upon the close of the transaction. If the Proposed Merger is completed, our debt obligations will include principal and interest payments related to these credit facilities. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding this business combination and the related debt instruments.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital needs and support on-going business activities through at least the next 12 months and to meet our known long-term contractual obligations. We plan to finance the cash consideration payable to Avast primarily with borrowings under our Interim Facilities. We believe that our existing cash and cash to be generated by operations, along with amounts available under the new credit facility, will satisfy our long-term cash requirements for this transaction. However, our future liquidity and capital requirements may vary materially from those as of December 31, 2021 depending on several factors, including, but not limited to, economic conditions; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first nine months of fiscal 2022, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2021.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting or in other factors during the third quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The U.S. and global economies have experienced a recession due to the economic impacts of the COVID-19 pandemic. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2021 or in the first three quarters of fiscal 2022, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession as a result of the COVID-19 pandemic. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt, and our access to capital.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2021 or in the first three quarters of fiscal 2022, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
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
It is currently anticipated that the Proposed Merger will be consummated on February 24, 2022. Completion of the Proposed Merger is subject to, among other things, regulatory approvals and other customary closing conditions for the acquisition of a UK public company, including the sanction of the UK’s High Court. As a result, the possible timing and likelihood of completion are uncertain, and, accordingly, there can be no assurance that the Proposed Merger will be completed on the expected terms, on the anticipated schedule or at all. In addition, the success of the Proposed Merger will depend, in significant part, on our ability to successfully integrate Avast and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Avast and its subsidiaries represents an attractive opportunity to create a new, industry leading consumer cyber safety business, leveraging the established brands, technical expertise and innovation of both groups to deliver substantial benefits to consumers, shareholders and other stakeholders. Achieving these goals requires growth of the revenue of the combined company and realization of the targeted synergies expected from the Proposed Merger. This growth and the anticipated benefits of the Proposed Merger may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Proposed Merger within a reasonable time, our business, financial condition and operating results may be adversely affected.
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
While we engage in a number of measures aimed to protect against security breaches and to minimize the impact if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches, including a large-scale attack on SolarWinds customers by a foreign nation state actor and a significant uptick in ransomware/extortion attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers. In December 2021, a critical remote code execution (RCE) vulnerability was identified in the Apache Software Foundation’s Log4j software library (Log4j), which if exploited could result in unauthorized access to Company systems and data, and acquisition of the same. We are taking, and have taken, steps to remediate all known Log4j vulnerabilities within our environment, deployed compensating controls, and implemented additional changes to protect against an exploit of those vulnerabilities. A threat actor could exploit a Log4j vulnerability or newly discovered vulnerabilities before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to Company systems. We could also face legal action from individuals, business partners, and regulators in connection with exploitation of those vulnerabilities, which would result in increased costs and fees incurred in our defense against those proceedings.
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
As of December 31, 2021, we had an aggregate of $3,855 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of December 31, 2021, we have $1,774 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended December 31, 2021.
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
101
The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

February 4, 2022