Form 10-K
period 2022-04-01
NortonLifeLock Inc.
filed 2022-05-20
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of NortonLifeLock common stock on October 1, 2021 as reported on the Nasdaq Global Select Market: $9,832,405,362. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of May 19, 2022 was 580,064,068 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 1, 2022.

NORTONLIFELOCK INC.
FORM 10-K
For the Fiscal Year Ended April 1, 2022
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
Our mission is to build a comprehensive and easy-to-use integrated portfolio that prevents, detects and responds to cyber threats and cybercrimes in today’s digital world.
Our Values
Protecting people is what inspires us, and our people are at the core of what we do. We seek to attract talent that embraces the following values:
•Advocate: Think Consumer First – ensure the customer’s voice is heard and consider how our actions benefit our customers’ digital lives.
•Be Empowered: Own It – take the initiative to lead and speak up when we see an opportunity to delight our customers or improve the business, regardless of job title.
•Communicate: Be Open and Authentic – being true to ourselves and our mission; we build cross-functional and inclusive connections to stay aligned and move faster, and we operate with integrity.
•Execute: Smart and Scrappy - be a leader, quick to adapt, willing to take risks and put yourself out there; be agile in adapting to meet new challenges and continue a constant learning journey.
•Win Together: Innovate and Grow – welcome diverse perspectives and seek and act on feedback; champion the unique value of every individual; diversity fuels innovation.
Company Overview
NortonLifeLock has the largest consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries.
Our business is built around consumers, we are a trusted brand for customers, and we are number one top of mind company in consumer Cyber Safety, according to the 2021 NortonLifeLock brand tracking study.
Today’s world is increasingly digital, and this digital world has changed the way we live our lives every day. Between the massive shift to working and learning from home, and the ever-growing utility and opportunities to play and transact online, people’s digital lives have become the norm. With each new digital interaction comes increased risk for consumers, as cybercriminals look to take advantage of these accelerating trends. This is why we view ourselves as a trusted ally for our customers in a complex digital world and are committed to advancing our vision of protecting and empowering each element of their digital lives.
We are uniquely positioned for driving the awareness of Cyber Safety for individuals, fueled by an increasingly connected world. We maintain a global, multi-channel direct acquisition and brand marketing program. This program is designed to grow our customer base by increasing brand awareness and understanding of our products and services and maximizing our global reach to prospective customers.
We help prevent, detect and restore potential damages caused by many cyber criminals. We also make it easy for consumers to find, buy and use our products and services. To this end, we sell subscription-based Cyber Safety solutions primarily direct-to-consumer through our portfolio of websites and indirectly through partner relationships with retailers, telecom service providers, hardware original equipment manufacturers (OEMs), strategic partners and employee benefit providers. Most of our subscriptions are sold on annual terms, but we also offer monthly subscriptions. As of April 1, 2022, we have nearly 80 million total users, which come from direct, indirect and freemium channels. Of the total users, we have over 23 million direct customers with whom we have a direct billing relationship.
•Direct-to-consumer channel: We use advertising and direct response marketing to elevate our brand, attract new customers and generate significant demand for our services. We have a direct billing relationship with these customers.
•Indirect partner distribution channels: We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include retailers, telecom service providers, hardware OEMs, employee benefit providers, mobile app stores and strategic partners. Physical retail and OEM partners represent a small portion of our distribution, which minimizes the impact of supply chain disruptions.
•Freemium channel: With the acquisition of Avira, we have expanded our go-to-market with a freemium channel. We use free versions of our products to reach the broadest set of customers globally and bring Cyber Safety to a larger audience, especially in international markets. The free solution offers a baseline of protection and presents premium functionalities based on the risk profile and device-type of the user. The user can become a member of our paid customer base if they choose to add specific premium solutions or upgrade to Avira Prime, a suite of security and privacy solutions across multiple platforms and devices.

Seasonality
As is typical for many consumer technology companies, portions of our business are impacted by seasonality. However, we believe the net impact on our business is limited. Seasonal behavior in orders primarily reflects consumer spending patterns where our fiscal third and fourth quarters are higher due to the holidays in our third quarter, as well as follow-on holiday purchases and the U.S. tax filing season which typically is in our fourth quarter. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because of our subscription business model, as a large portion of our in-period revenues are recognized ratably from our deferred revenue balance.
Our Strategy
Our strategy is focused on profitable growth, allowing consumers to experience Cyber Safety. To fuel our growth, our consumer-centric strategy is to provide a comprehensive and easy-to-use integrated platform, which we have built in-house. By combining and leveraging our entire brand portfolio, including offerings from Norton, LifeLock, Avira and others, we are able to deliver an industry-leading set of Cyber Safety solutions.
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
•Grow our customer base through multiple channels: We have multiple go-to-market channels to reach new customers globally, including direct-to-customer, indirect partnerships and freemium. We intend to leverage our expertise in digital marketing, as well as existing and new strategic partnerships, to grow our customer base. We believe that continued investments in these areas, as well as our product offerings and infrastructure, will allow us to further enhance our leading brands and superior products, increase awareness of our consumer services and enhance our ability to efficiently acquire new customers.
•Continue our focus on customer retention: We plan to invest in increasing customer retention by optimizing and expanding the value we provide to customers. We aim to continue to increase customer engagements through actionable alerts, education on timely topics and introducing new product capabilities. We plan to also continue investing in enhancing both desktop and mobile customer experiences throughout a customer’s journey with NortonLifeLock, from purchase, to onboarding and beyond. We aim to build long-term relationships with our customers and to provide our customers with the peace of mind and confidence they need to protect their digital lives.
•Increase value to existing customers: We believe strong customer satisfaction will provide us with the opportunity to engage customers in new services offerings. We maintain the Norton 360 platform, with multiple tiers of membership, and we are actively engaging with customers of standalone products to offer a Norton 360 membership. We also believe a substantial opportunity exists to increase the penetration of our premium-level consumer solutions. Over time, we plan to drive further growth as we add additional offerings and services for our customers.
•Draw strength from our world-class customer service support: We have the largest consumer Cyber Safety customer support organization in the world. Our global support team seeks to ensure the voice of the consumer is heard and that we put our customers first. We leverage frequent communication and feedback from our customers to continually improve our solutions and services. We embrace end-to-end customer experience and aim to continue to improve our Net Promoter Scores and overall customer satisfaction.
•Leverage our global brands to drive growth: We will work to keep building our trusted brands in markets globally as we strive to bring protection and empowerment to all consumers when it comes to their digital lives. According to our most recent research, Norton has 87% global brand awareness and 82% for device security. We are best positioned and number one top of mind in consumer Cyber Safety, according to the 2021 NortonLifeLock Brand Impact study.
Our Cyber Safety Solutions and Services
Our vast portfolio of products and services are developed from consumer insights to help us bring to market real solutions to real problems and to raise the overall awareness of consumer Cyber Safety across all audiences. We continuously target to release new products and features at an accelerated pace and find synergies to integrate current and future technology acquisitions.
Our full portfolio provides protection across three Cyber Safety categories in multiple channels and geographies, including security, identity protection, and online privacy. We have built a technology platform that brings together software and service capabilities into a comprehensive and easy-to-use integrated platform – it is called Norton 360. The Norton 360 integrated platform provides extensive Cyber Safety coverage to our members, delivering Cyber Safety subscription solutions with industry leading features, coupled with an integrated user experience. Through our platform, we aim for simplicity and peace of mind for the consumers. We also complement this Cyber Safety platform by offering adjacent trust-based solutions, which enables people to live their digital lives without compromising their security, identity or privacy.

We protect and empower consumers by providing solutions and services in two main ways:
•Comprehensive membership plans: Providing a complete Cyber Safety portfolio of solutions for a membership fee. Plans are offered through Norton 360 subscriptions, which include multiple levels of membership tiers that incorporate solutions from each of our key Cyber Safety categories: Security, Identity Protection and Online Privacy. We also offer solutions that target specific needs of consumers such as Norton Family and Norton 360 for Gamers. Norton Family brings the protection and security of our products to every member of the family across multiple devices and platforms. Norton 360 for Gamers is designed by gamers to help protect gamers; we aim to provide the protection and features gamers need the most, while minimizing interruptions to gaming.
•Point solutions: Providing individual, stand-alone products and services in security, identity and privacy, which offers flexibility for consumers to choose between free or paid solutions.
We are positioned across three key Cyber Safety categories:
•Security (Norton and Avira offerings): Our Norton 360 and Avira offerings provide real-time protection for PCs, Macs and mobile devices against malware, viruses, adware, ransomware and other online threats. These offerings monitor and block unauthorized traffic from the internet to the device to help protect private and sensitive information when customers are online. For mobile devices, Norton 360 for Mobile alerts customers of risky apps, safeguards against fraudulent and malicious websites, identifies Wi-Fi networks that are under attack, enables stolen device recovery and blocks unwanted spam and potential fraud calls. Norton 360 includes 24x7 support by trained support agents. We provide on-call support and offer a money-back guarantee if we cannot remove viruses from infected devices through our Virus Protection Promise. We also have Norton Utilities Ultimate, a performance offering that optimizes Windows PC capabilities for faster, smoother and more secure internet browsing, gaming or content streaming. This offering helps boost PC performance while also recovering lost files and protecting sensitive information.
•Identity Protection (Norton and LifeLock Identity Theft Protection, Dark Web Monitoring, Home Title Protect, Social Media Monitoring): Our Norton and LifeLock identity theft protection solution includes monitoring, alerts and restoration services to help safeguard our customers’ personal information. We monitor events that may present a risk of identity theft, such as new account openings and applications. If we detect that a customer’s personally identifiable information is being used, we deliver notifications and alerts to our customers about potentially suspicious activity. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities. Customers are further protected by our Million Dollar Protection Package, which provides reimbursement for stolen funds and coverage for personal expenses. Our Dark Web Monitoring product looks for personal information of our Norton 360 members on the Dark Web. We currently offer this product in many countries internationally and continue to add new countries each year. Our Home Title Protect product detects fraud and notifies members if we find changes made to their Home Title. Our Social Media Monitoring features help keep customers’ social media accounts safer by monitoring them for account takeovers, risky activity and inappropriate content. Social Media Monitoring keeps a pulse on customers’ social media accounts, notifying them of suspected account compromise or potentially risky links in their account feed.

•Online Privacy (VPN, Privacy Monitor Assistant, AntiTrack, Online Reputation Management): As people are exchanging more sensitive information through digital channels, such as personal healthcare information to enable tele-health or financial information for personal accounting, having a VPN has become even more crucial. Our VPN solution enhances security and online privacy by providing an encrypted data tunnel. This allows customers to securely transmit and access private information, such as passwords, bank details and credit card numbers, when using public Wi-Fi on PCs, Macs and mobile iOS and Android devices. Our VPN service allows customers to browse the Web anonymously to protect their online privacy and prevent tracking by online advertisers and other companies. Customers can also change their virtual location when they are traveling internationally to allow them to connect to their favorite apps, websites and online streaming services as if they are in their home country. Our Privacy Monitor Assistant is an on-demand, white glove service where our agents help our members delete personal information from Data brokers online. Our AntiTrack product helps keep personal information and browsing activity private by blocking trackers and disguising digital fingerprints online. This allows customers to browse anonymously and go beyond clearing cookies to obscure digital fingerprints. Our Online Reputation Management solutions help extend and strengthen NortonLifeLock’s privacy capabilities and functionalities, such as the ability to manage online search results, personal branding and digital privacy. These solutions can help our customers control their search results by promoting positive search results or suppressing incorrect search results, or help our customers protect their family’s privacy by hiding or removing sensitive personal information.
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
We are committed to our innovation and research & development efforts. Norton Labs, a global team of experts, is leading the company’s future technology and helping guide the consumer cybersecurity industry. Within Norton Labs, our global technology research organization is focused on applied research projects, with the goal of rapidly creating new products to address consumer trends and grow the business, including defending consumer digital privacy and identity. We also have a global threat response and security technology organization that is comprised of leading threat and security researchers, supported by advanced systems to innovate security technology and threat intelligence.
Industry Overview & Market Opportunity
Cyber Safety is a growing market, fueled by the increase in activities online over the years as well as the years ahead. The core markets that we participate in are security, identity and privacy. We believe the Cyber Safety market will continue to expand beyond these core markets and grow significantly, driven by the growing number of people connected to the Internet who have a digital life.
The cyber threat landscape is larger and more complicated than ever before, exposing consumers to an increased risk to their digital lives. The digitization of the world and the overlap between the physical and digital world is growing at a fast pace. New technologies, smart devices, digital identities and an increasingly more connected world means consumers will encounter a range of new Cyber Safety challenges. Consumer demands and behaviors are rapidly changing and driving more activities online, from shopping, socializing, working, banking, to other activities in healthcare, entertainment and so much more. Almost every aspect of a person’s life has a digital component. Unfortunately, many of those activities are left unprotected, and attackers are exploiting this larger opportunity and the inherent security and privacy vulnerabilities. Cybercriminals have not only expanded their reach, but the sophistication of digital threats and attacks are becoming increasingly more consumer-related.
Cybercrime, and the ways in which cybercriminals target consumers, continue to evolve along with behaviors and technology. Cybercrime encompasses any crime committed with devices over the internet and includes crimes where (i) malicious software or unauthorized access is detected on a device, network or online account (such as email, social media, online banking, crypto currency, online retail, gaming, online entertainment, etc.), and unauthorized access or connection to cloud service accounts; (ii) an individual is digitally victimized through a data breach, cyber theft, cyber extortion, or fraud (stolen personally identifiable information, identity theft, etc.); (iii) online stalking, bullying, or harassment is inflicted; or (iv) attacks related to privacy or disinformation (such as online tracking protection, identity impersonation, disinformation on social media, DeepFakes, non-trustworthy WiFi network, EvilTwin attacks, etc.).
As cybercrime becomes an intensifying threat to our world, consumers are increasingly concerned. Our annual Norton Cyber Safety Insights Report examines the impact of cybercrime and consumers’ online behaviors and concerns related to their online security, privacy and identity. According to the 2022 report, which is based on research conducted online by The Harris Poll on behalf of us, more than 415 million people across 10 countries were victims of cybercrime and more than 81 million people were victims of identity theft over the past year. Cybercrime victims collectively spent nearly 4.4 billion hours trying to resolve their issues and half of these victims were impacted financially. For more insights or information related to our Norton Cyber Safety Insights Report, please visit https://www.nortonlifelock.com/us/en/norton-cyber-safety-center.

Competitive Landscape
We operate in a highly competitive and dynamic environment. We face global competition from a broad range of companies, including software vendors focusing on Cyber Safety solutions, operating system providers such as Apple, Google and Microsoft, and ‘pure play’ companies that currently specialize in one or a few particular segments of the market and many of which are expanding their product portfolios into different segments. We believe the competitive factors in our market include innovation, access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, having a strong retention rate, customer satisfaction, price, convenience of purchase, ease of use, frequency of upgrades and updates and quality and reliable customer service. Our competitors may vary by offering, geography, business model and channel.
Our principal competitors are set forth below:
•Security: Our principal competitors in this segment include Apple, Avast, Bitdefender, Google, Kaspersky, McAfee, Microsoft and Trend Micro.
•Identity Protection: Our principal competitors in this segment include credit bureaus such as Equifax, Experian and TransUnion, as well as certain credit monitoring and identity theft protection solutions from others such as Allstate, Aura and Credit Karma.
•Online Privacy: Our principal competitors in this segment include Aura (which recently acquired Pango), Avast, Kape (which recently purchased ExpressVPN), NordVPN (now NordSecurity), Life360 and Bark.
•Other Competitors: In addition to competition from independent software vendors such as Avast, Bitdefender, Kaspersky, McAfee and Trend Micro, and from OS providers such as Apple, Google and Microsoft, we also face competition from other companies that currently focus on one or a few Cyber Safety or adjacent segments but are developing additional competing products and expanding their portfolios into new segments, such as ‘pure play’ companies, ISPs, big tech platform providers, insurance companies and financial service organizations.
We believe we compete favorably with our competitors on the strength of our technology, people, product offerings and presence in all of the current key Cyber Safety categories. However, some of our competitors have greater financial, technical, marketing, distribution or other resources than we do, including in new Cyber Safety and digital life segments we may enter, which consequently affords them competitive advantages. As a result, they may be able to devote greater resources to develop, promote and sell their offerings; deliver competitive offerings at lower prices or for free; and introduce new solutions and respond to market developments and customer requirements and preferences more quickly or cost effectively than we can. In addition, for individual solutions or features, smaller, well-funded competitors may be able to innovate and adapt more nimbly to the dynamic nature of the market and shift consumer needs.
For more information on the risks associated with our competitors, please see “Risk Factors” – Risks Related to Our Business Strategy and Industry – “We operate in a highly competitive and dynamic environment, and if we are unable to compete effectively, we could experience a loss in market share and a reduction in revenue” and “We may need to change our pricing models to compete successfully,” in Item 1A included in this Annual Report on Form 10-K.
Environmental, Social and Governance (ESG)
Building a brand centered on trust is critically important, and our focus on corporate responsibility helps us earn trust from our users, employees, investors and shareholders. As such, environmental, social and governance topics are core to our business strategy:
•Environment: Protecting our planet is fundamental to ensuring a safe and sustainable future. We work to reduce greenhouse gas emissions from our operations through operational efficiencies, reduce the environmental footprint of our products across their lifecycle through innovative approaches to product development and packaging, promote high standards for environmental stewardship in our supply chain and engage with employees and environmental partners to amplify our work. We believe we can contribute to a future where the natural world is thriving and call these efforts Environmental Stewardship.
•Social: We are proud to support the communities where our team members live and work. Our community impact programs include employee volunteering and giving, product donations, signature programs that leverage our unique expertise in increasing digital safety literacy, and corporate philanthropic giving focused on digital safety education; diversity, equity, and inclusion; environmental action; and disaster response. We also support diversity, equity, and inclusion and employee engagement, discussed in more detail in the Human Capital Management subsection.
•Governance: Governance covers many core operating principles overseen by the Nominating and Governance Committee of our Board of Directors. This committee has oversight of Corporate Responsibility issues and receives quarterly updates on topics such as diversity, ethics, environmental stewardship and community investment. Our global culture of responsibility, and the positive contributions we make to the customers, employees, communities, and other stakeholders that we serve drives value for our business.
Setting strategic, achievable, and business-aligned corporate responsibility objectives helps to guide our work and improves our company performance. We align our objectives with the company’s financial goals and focus on the unique positive social and environmental impacts that our business model can have on the world.

Our objectives include:
•Data Privacy and Protection: We safeguard our customer, partner and employee data and offer products, including Norton Privacy Monitor Assistant that help consumers protect their personal data wherever it is found.
•Cyber Safety: We leverage our leading expertise and technology in Cyber Safety to protect communities. Malicious phone and computer applications, known as stalkerware, are used to harass, control and harm people. We are a founding member of the Coalition Against Stalkerware and donate products to victims to help keep their personal data protected. We also provide Cyber Safety training to help empower victims and survivors to reduce their vulnerability. Additional examples of our efforts include our partnership with the World Association of Girl Guides and Girl Scouts on the Surf Smart program to empower girls to keep themselves and others safe online and The Smart Talk, a free tool co-created in partnership with National PTA.
•Diversity, Equity & Inclusion in Technology: We are focused on bringing more women and under-represented groups into cybersecurity and tech. We do this by investing in high-impact, nonprofit organizations. We have made a three-year commitment to the Reboot Representation tech coalition, which is dedicated to doubling the number of Black, Latina and Native American women graduating with computing degrees by 2025. We also support Women4Cyber in Europe and the NASSCOM Foundation’s Cyber Security Skills Development Initiative for Women in India. In fiscal 2022, approximately 62% of NortonLifeLock Foundation grants across all objectives had a focus on Diversity, Equity and Inclusion.
•Employee Volunteering & Giving: We have created a variety of opportunities for employee volunteering and giving and work to increase employee participation rates. In fiscal 2021, we launched a virtual volunteer program with team building opportunities and joint events with our Diversity and Inclusion Communities. We offer employees paid time off to volunteer, have an employee matching gift program and provide dollars-for-doers grants to encourage volunteer service. Our employee participation rate in our volunteering and giving program was 41% in fiscal 2022.
•Environmental Stewardship: We finalized and launched our new environmental strategy, which focuses on climate and energy, sustainable products, our supply chain, engagement with employees and nonprofit partners and being transparent about our progress and commitments.
Our annual ESG and Corporate Responsibility Report can be found via the NortonLifeLock website at https://www.nortonlifelock.com/about/corporate-responsibility.
Human Capital Management
Our human capital management strategy reflects our unique values and growth mindset. Working in close partnership with our Board of Directors on our talent management strategy, we work hard to lead, develop and grow our diverse team. We strive to be a diverse, vibrant community with strong values and a shared commitment to each other, the work we do and the world we all share.
At NortonLifeLock, our mission is to build a comprehensive and easy-to-use integrated portfolio that prevents, detects and responds to cyber threats and cybercrimes in today’s digital world. Our success in helping achieve this mission depends, in large part, on the success of our employees.
•General Employee Demographics: As of April 1, 2022, we employed nearly 2,700 employees in 24 countries worldwide, with approximately 1,200 located in the U.S. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement. We are focused on attracting, developing, rewarding and retaining a diverse and truly global team. The Compensation and Leadership Development Committee of our Board of Directors oversees senior management compensation and development, and our Board is invested in our talent management strategies, including DEI, culture and engagement.
•Diversity, Equity and Inclusion (DEI): Our mission is to increase our global representation of underrepresented groups at all levels (diversity), where everyone has an opportunity for development and advancement (equity) and is able to bring their whole selves to work and feel valued every day (inclusion). This mission is built upon four foundational pillars: (1) measurement and accountability; (2) fostering an inclusive environment; (3) diversifying our workforce; and (4) employee development and retention, which are designed to support, attract, retain and develop the best talent.
Clear and actionable multi-year representation goals are set at the leadership level, and tracking the data regularly to assess our progress and drive accountability go hand in hand. We ask applicants, new hires and employees to self-identify not only their demographics, but also important characteristics to help us better measure the diversity of our applicant pool and of our team to derive insights and actionable people strategies. In fiscal 2022, we publicly disclosed our most recent US Equal Employment Opportunity Commission EEO-1 Component 1 Data Collection Report on our investor relations website located at https://investor.nortonlifelock.com/governance/governance-documents/.
Inclusion is something we strive for and invest in every day. Raising awareness and appreciation of various diversity topics via our learning curriculum, global all employee conversations, published Blogs and active employee engagement. We measure belonging as a key metric in our quarterly NGage employee surveys. We are proud to support our several employee resource groups communities for people to come together as allies, to learn, support, mentor, and celebrate with one another and to provide an environment where everyone feels seen, heard, respected and valued.

Diversity is a key pillar of our talent management strategy. As of April 1, 2022, women represented 33% of our workforce and held positions in 33% of our leadership. In addition, as of April 1, 2022, women represented 44% of our Board of Directors and half of our independent board membership. We partner with Work180, a women-focused recruitment site that only lists career opportunities from employers that support diversity, inclusion and flexibility. We post positions on several diverse recruiting sites, including Black Tech Jobs, Jobs for Her and Women Who Code.
As part of our ongoing focus on employee development, we extended our participation in McKinsey & Company’s Connected Leaders Academy for our Asian, Black and Hispanic-Latino leaders. Additionally, we had women globally attend the Women in Tech conference and several employees attended the Out & Equal Global Workplace Summit.
•Employee Development, Engagement and Training: We increased our investment in learning and development in fiscal 2022, launching Nvest Learning programs for all employees leveraging an extensive breadth of content and learning opportunities. This umbrella of offerings includes Nvest Mentorship, Nvest eLearning and Nvest NLOK University.
Our homegrown Nvest Mentorship program and platform continued to grow and now boasts over 200 active mentors and mentees. Nvest eLearning, a collection of digital, on-demand modules categorized around leadership, health and wellness, business skills, and technical skills, launched in the second quarter of fiscal 2022 with a steady increase in participation during the year with over 600 individual learners. We also provide group learning designed around TED Talks on topics including leadership, change management and further diversity, equity and inclusion efforts.
Nvest NLOK University (Nvest NU) launched in the third quarter of fiscal 2022 and is a leadership program that offers best-in-class content from Harvard ManageMentor that inspires, engages and invests in current and emerging leaders by leveraging 42 course options and group learning opportunities. Hundreds of recognition badges and certificates have been awarded to recognize various levels of achievement.
Feedback from our employees is critical, and we have developed an ongoing dialogue with our teams via our quarterly Ngage pulse survey on a targeted topic that drives actions and improvements.
•Human Capital Governance: We partner closely with our Board of Directors and the Compensation and Leadership Development Committee on our strategies and objectives related to talent management, talent acquisition, leadership development, retention and succession, DEI and employee engagement.
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
In addition, companies in the technology industry may own a large number of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights.
For more information on the risks associated with our intellectual property, please see “Risk Factors” in Item 1A included in this Annual Report on Form 10-K.
Information Security and Risk Oversight
We maintain a comprehensive technology and cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We regularly perform evaluations of our security program and continue to invest in our capabilities to keep customers, employees and critical assets safe. Our Head of Cyber Security is ultimately responsible for our cybersecurity program, which includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in an ongoing program of mandatory annual training and receive communications regarding the cybersecurity environment to increase awareness throughout the company. We also implemented an enhanced annual training program for specific specialized employee populations, including secure coding training.
Recently, our Board of Directors established a Technology and Cybersecurity Committee of the Board with direct oversight to the Company’s (1) technology strategy, initiatives and investments and (2) key cybersecurity information technology risks against both internal and external threats. The Technology and Cybersecurity Committee is comprised entirely of independent directors, two of whom have significant work experience related to information security issues or oversight. Management will report security instances to the committee as they occur, if material, and will provide a summary multiple times per year to the Committee. Additionally, our Head of Cyber Security meets regularly with the Board of Directors or the Audit Committee of the Board of Directors to brief them on technology and information security matters. We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. In the last three years, the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.
Governmental Regulation
We collect, use, store or disclose an increasingly high volume, variety and velocity of personal information, including from employees and customers, in connection with the operation of our business, particularly, in relation to our identity and information protection offerings, which rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security.
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
RISKS RELATED TO THE PROPOSED MERGER
We may fail to consummate the Proposed Merger with Avast plc, may not consummate the Proposed Merger on the expected terms, or may not achieve the anticipated benefits.
It is currently anticipated that the Proposed Merger will be consummated in mid-to-late calendar 2022. Completion of the Proposed Merger is subject to, among other things, approval from the U.K. Competition and Markets Authority (the “CMA”) and other customary closing conditions for the acquisition of a UK public company, including the sanction of the UK’s High Court. All necessary regulatory approvals have been satisfied, with the exception of approval required from the CMA, which has referred the Proposed Merger to a Phase 2 investigation. As a result, the possible timing and likelihood of completion are uncertain, and, accordingly, there can be no assurance that the Proposed Merger will be completed on the expected terms, on the anticipated schedule or at all. In addition, the CMA may require, in connection with granting its approval of the transaction, divestitures or ongoing restrictions on the operation of the combined business, each of which could have a material impact on the anticipated strategic benefits and synergies from the combination. Any delay in consummation of the Proposed Merger will result in greater transaction costs and professional fees and continue to expose us to market risk. If we fail to receive approval from the CMA and cannot consummate the Proposed Merger, we may be required to pay Avast a break fee of up to $200 million under the Co-operation Agreement. If consummated, the success of the Proposed Merger will depend, in significant part, on our ability to successfully integrate Avast and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Avast and its subsidiaries represents an attractive opportunity to create a new, industry leading consumer Cyber Safety business, leveraging the established brands, technical expertise and innovation of both groups to deliver substantial benefits to consumers, shareholders and other stakeholders. Achieving these goals requires growth of the revenue of the combined company and realization of the targeted synergies expected from the Proposed Merger. This growth and the anticipated benefits of the Proposed Merger may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Proposed Merger within a reasonable time, our business, financial condition and operating results may be adversely affected.
Litigation filed against us could prevent or delay the completion of the Proposed Merger or result in the payment of damages following completion of the Proposed Merger.
As previously reported in our Form 8-K dated October 29, 2021, we received letters on behalf of our purported stockholders, in each case stating the stockholder’s belief that the proxy statement filed by us on October 4, 2021 omitted material information with respect to the Merger and demanding that we make additional and supplemental disclosures regarding the Merger. Additionally, six complaints have been filed by our purported stockholders in connection with the Merger (collectively, the Merger Complaints). The Merger Complaints were brought by the plaintiffs individually and also allege that the proxy statement omitted material information with respect to the Merger. After the Company issued its October 29, 2021 Form 8-K, the plaintiffs in the Merger Complaints dismissed their actions as moot while reserving the right to seek a fee in connection with their respective litigations.

RISKS RELATED TO COVID-19
The COVID-19 pandemic has affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. At the onset of the pandemic, to protect the health and well-being of our employees, partners and third-party service providers, we facilitated a work-from-home requirement for most employees and established site-specific COVID-19 prevention protocols. We continue to monitor the situation and over the past several months have adjusted our policies and protocols to reflect changes to public health regulations and guidance. A majority of our offices are now open to employees on a voluntary return basis, and we anticipate opening the remaining offices on a voluntary return basis within the first quarter of fiscal 2023. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts, or employee productivity. Nevertheless, as more employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
While the COVID-19 pandemic has negatively impacted many sectors of the U.S. and global economies, the consumer Cyber Safety market experienced increased demand as the pandemic greatly accelerated the digital lives of people around the world. However, with the extended duration of the pandemic and the easing of prevention protocols and restrictions, we are seeing decreasing demand and increased competition. In addition, should the negative macroeconomic impacts of the COVID-19 pandemic persist or worsen, we may experience continued slowdowns in our business activity and an increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt and our access to capital.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately forecasted at this time, such as the severity and transmission rate of new variants of the disease, the extent, effectiveness and acceptance of containment actions, such as vaccination programs, and the impact of these and other factors on our employees, customers and the overall demand for our products, partners and third-party service providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industries in which we operate do not improve, or deteriorate further, our business, operating results, financial condition and cash flows could be adversely affected.
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
•Entering into new or unproven market segments; and
•Executing new product and service strategies.

In addition, third parties, including operating systems and internet browser companies, may take steps to further limit the interoperability of our solutions with their own products and services, in some cases to promote their own offerings. This could delay the development of our solutions or our solutions may be unable to operate effectively. This could also result in decreased demand for our solutions, decreased revenue, and harm to our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.
If we are not successful in managing these risks and challenges, or if our new or improved solutions are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.
We operate in a highly competitive and dynamic environment, and if we are unable to compete effectively, we could experience a loss in market share and a reduction in revenue.
We operate in intensely competitive and dynamic markets that experience frequent and rapid technological developments, changes in industry and regulatory standards, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, we could experience a loss of market share and a reduction in our revenues, which could materially and adversely affect our business and financial results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology or product rights held by our competitors as well as the ways our information is accessed, used and stored by our customers, and appropriately respond to competitive strategies.
We face competition from a broad range of companies, including software vendors focusing on Cyber Safety solutions, operating system providers such as Apple, Google and Microsoft, and ‘pure play’ companies that currently specialize in one or a few particular segments of the market and many of which are expanding their product portfolios into different segments. Many of these competitors offer solutions or are currently developing solutions that directly compete with our offerings. We also face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Further, many of our competitors are increasingly developing and incorporating into their products data protection software and other competing Cyber Safety products such as antivirus protection or VPN, often free of charge, that compete with our offerings. Our competitive position could be adversely affected by the functionality incorporated into these products rendering our existing solutions obsolete. In addition, the introduction of new products or services by competitors, and/or market acceptance of products or services based on emerging or alternative technologies, could make it easier for other products or services to compete with our solutions.
We anticipate facing additional competition as new participants continue to enter the Cyber Safety market and as our current competitors seek to increase their market share and expand their existing offerings. Some of our competitors have greater financial, technical, marketing, or other resources than we do, including in new Cyber Safety and digital life segments, and consequently, may have the ability to influence customers to purchase their products instead of ours, including through investing more in internal innovation than we can and through benefiting from unique access to customer engagement points. Further consolidation among our competitors and within our industry or, in addition to other changes in the competitive environment, such as greater vertical integration from key computing and operating system suppliers could result in larger competitors that compete more frequently with us.
In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware original equipment manufacturers (OEMs) and internet service providers (ISPs) and operating systems. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or with their own solutions; similarly, they could gain market share from us if these partners more actively promote our competitors’ solutions or their own solutions than our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. In the future, further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and operating results.
We may need to change our pricing models to compete successfully.
The intense competition we face, in addition to general and economic business conditions, can put pressure on us to change our pricing practices. If our competitors offer deep discounts on certain solutions or provide offerings, or offer free introductory products that compete with ours, we may need to lower prices or offer similar free introductory products in order to compete successfully. Similarly, if external factors, such as economic conditions or market trends, require us to raise our prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2021 or fiscal 2022, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.

In addition, in January 2021, we acquired Germany-based Avira. Many of Avira’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira acquisition is attributable to attracting and converting Avira’s freemium users to a paid subscription option. Numerous factors, however, may impede our ability to attract, retain and convert these users into paying customers.
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
•The services and related pricing offered by our competitors; including increasing availability and efficacy of free solutions;
•Disruption by new services or changes in law or regulations that impact the need for efficacy of our products and services;
•Changes in auto-renewal regulations;
•Our customers’ dissatisfaction with our efforts to market additional products and services;
•Our customer service and responsiveness to the needs of our customers; and
•Changes in our target customers’ spending levels as a result of general economic conditions, inflationary pressures or other factors.
Declining customer retention rates could cause our revenue to grow more slowly than expected or decline; and our operating results, gross margins and business will be harmed.

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

Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.
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
LEGAL AND COMPLIANCE RISKS
Matters relating to or arising from our completed Audit Committee Investigation, including litigation matters, and potential additional expenses, may adversely affect our business and results of operations.
As previously disclosed in our public filings, the Audit Committee completed its internal investigation in September 2018. In connection with the Audit Committee Investigation, we voluntarily self-reported to the SEC. The SEC commenced a formal investigation with which we cooperated. In April 2022, the SEC Staff informed the Company that it concluded its investigation and does not intend to recommend an enforcement action by the Commission against us.
We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with or relating to the SEC investigation, which may continue to adversely affect our business and financial condition. In addition, securities class actions and other lawsuits have been filed against us, certain current and former directors, and former officers. The outcome of the securities class actions and other litigation is difficult to predict, and the cost to defend, settle, or otherwise resolve these matters may be significant. Plaintiffs in these matters may seek recovery of very large or indeterminate amounts. The monetary and other impact of these litigations, proceedings, or actions may remain unknown for substantial periods of time. Further, an unfavorable resolution of litigations, proceedings or actions could have a material adverse effect on our business, financial condition, and results of operations and cash flows. Any future investigations or additional lawsuits may also adversely affect our business, financial condition, results of operations, and cash flows.
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
We are frequently involved in litigation and other proceedings, including, but not limited to, patent litigation, class actions, and governmental claims or investigations, some of which may be material initially or become material over time. The expense of initiating and defending, and in some cases settling, such matters may be costly and divert management’s attention from the day-to-day operations of our business, which could have a materially adverse effect on our business, results of operations, and cash flows. In addition, such matters may thru the course of litigation or other proceedings incur an unfavorable change which could alter the profile of the matter and create potential material risk to the company. Any unfavorable outcome in a matter could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively and materially impact our ability to conduct our business, results of operations, and cash flows. Additionally, in the event we did not previously accrue for such litigation or proceeding in our financial statements, we may be required to record retrospective accruals that adversely affect our results of operations and financial condition.
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
As of April 1, 2022, we had an aggregate of $3,747 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee, a committee of private sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (SOFR) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
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
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's (OECD) base erosion and profit shifting project including recent proposals for a global minimum tax rate, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (MNE), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. Additional guidance is expected to be published in 2022. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. We are unable to predict if and how these legislative changes will be enacted into law, and it is possible that they could have a material effect on our corporate tax liability and our global effective tax rate;
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
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 18 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K which information is incorporated into this Item 3 by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NLOK”. As of April 1, 2022, there were 1,484 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended April 1, 2022 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2017 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among NortonLifeLock Inc., the S&P 500 Index
and the S&P Information Technology Index

375
350
325
300
275
250
225
200
175
150
125
100
75
Dollars
3/31/2017
3/30/2018
3/29/2019
4/3/2020
4/2/2021
4/1/2022
NortonLifeLock Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of NortonLifeLock under the Securities Act or the Exchange Act.
Repurchases of our equity securities
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. As of April 1, 2022, we had $1,774 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended April 1, 2022.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
NortonLifeLock Inc. has the largest consumer Cyber Safety platform in the world, empowering nearly 80 million users in more than 150 countries. We are the trusted and number one top of mind brand in consumer Cyber Safety, according to the 2022 NortonLifeLock brand tracking study. We help prevent, detect and restore potential damages caused by many cybercriminals.
Fiscal Year Highlights
•In May 2021, we entered into the first amendment to our credit agreement (the First Amendment), which provided for an incremental increase under the Initial Term Loan, and extended the maturity date of the Initial Term Loan, the Delayed Draw Term Loan and revolving credit facility from November 2024 to May 2026. We borrowed $525 million under the First Amendment of our Initial Term Loan.
•In May 2021, we settled the $250 million principal and conversion rights of the New 2.5% Convertible Senior Notes in cash. The aggregate settlement amount of $364 million was based on $24.40 per underlying share into which the 2.5% Convertible Notes were convertible. The extinguishment resulted in an adjustment to stockholders’ equity of $112 million and a loss on extinguishment of $2 million.
•In July 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs. We recognized a gain of $175 million on the sale. In conjunction with the sale, we signed a 7-year leaseback agreement for a portion of the property.
•In September 2021, we completed an acquisition of an online reputation management and digital privacy solutions company for total aggregate consideration of $39 million, net of $1 million cash acquired.
•In March 2022, we completed our restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira during fiscal 2021. We incurred total costs of $24 million since the inception of the December 2020 Plan, primarily related to severance and termination costs.
Proposed Merger with Avast
On August 10, 2021, we announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The Proposed Merger will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the Scheme), and remains subject to a certain number of conditions. Under the terms of the Proposed Merger, Avast shareholders will be entitled to elect to receive, for each ordinary share of Avast held, in respect of their entire holding of Avast shares, either: (i) $7.61 in cash and 0.0302 of a new share of our common stock (such option, the Majority Cash Option); or (ii) $2.37 in cash and 0.1937 of a new share of our common stock (such option, the Majority Stock Option). Based on our undisturbed closing share price of $27.20 on July 13, 2021, and depending on the Avast shareholder elections, the estimated purchase price range for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion. Each of the directors of Avast who holds shares has undertaken to elect for the Majority Stock Option in respect of their entire beneficial holdings of Avast shares. We plan to finance the Proposed Merger with existing cash, cash to be generated by operations and new debt financing.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into an agreement (as amended, the Interim Facilities Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $3,600 million term loan interim facility B (the Interim Facility B), (ii) $750 million term loan interim facility A1 (the Interim Facility A1) and $3,500 million term loan interim facility A2 (the Interim Facility A2), and (iii) a $1,500 million interim revolving facility (the Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) with certain financial institutions, in which they agreed to provide us with financing no less than the financing available under the Interim Facilities (the Definitive Facilities and, together with the Interim Facilities, the Facilities) to finance the cash consideration payable in connection with the Proposed Merger. The Definitive Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, Bank of America, N.A. and Wells Fargo Bank N.A. agreed to arrange, on a best efforts basis, additional term loans under the Definitive Facilities in an amount up to $500 million. The Interim Facilities Agreement contains, and any definitive financing documentation for the Definitive Facilities entered into in connection with the Commitment Letter (the Facilities Agreement) will contain, customary representations and warranties, events of default and covenants for transactions of this type. The Facilities Agreement will replace the existing credit facility agreement upon the close of the transaction.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into a Co-operation Agreement (the Co-operation Agreement) with Nitro Bidco Limited, our wholly-owned subsidiary (Bidco), and Avast, pursuant to which we and Bidco agreed to, among other things, use all reasonable endeavors for the purposes of obtaining any regulatory authorizations which are required to implement the Proposed Merger, and we, Bidco and Avast agreed to cooperate with each other in preparing required transaction documents and certain other matters in connection with the Proposed Merger. The Co-operation Agreement also contains certain termination rights. The Co-operation Agreement also provides that, if we fail to receive approval from the U.K Competition and Markets Authority and cannot consummate the Proposed Merger, we may be required to pay Avast a break fee of up to $200 million.

The Proposed Merger was approved by our Board of Directors and by our shareholders, the Board of Directors and shareholders of Avast and regulators including the Federal Trade Commission under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR” Act) and in Europe, the German Federal Cartel Office and the Spanish National Markets and Competition Commission. On March 25, 2022, the U.K Competition and Markets Authority referred the Proposed Merger to a Phase 2 review investigation. The Proposed Merger is currently expected to close mid-to-late calendar year 2022, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.
Fiscal calendar and basis of presentation
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2022, 2021 and 2020 in this report refers to fiscal years ended April 1, 2022, April 2, 2021 and April 3, 2020, respectively. Fiscal 2020 was a 53-week year, whereas fiscal 2022 and 2021 each consisted of 52 weeks.
Key financial metrics
The following table provides our key financial metrics for fiscal 2022 compared with fiscal 2021:

	Fiscal Year
(In millions, except for per share amounts)	2022	2021
Net revenues	$2,796	$2,551
Operating income (loss)	$1,005	$896
Income (loss) from continuing operations	$836	$696
Income (loss) from discontinued operations	$—	$(142)
Net income (loss)	$836	$554
Net income (loss) per share from continuing operations - diluted	$1.41	$1.16
Net income (loss) per share from discontinued operations - diluted	$—	$(0.24)
Net income (loss) per share - diluted	$1.41	$0.92
Net cash provided by (used in) operating activities	$974	$706

	As of
(in millions)	April 1, 2022	April 2, 2021
Cash, cash equivalents and short-term investments	$1,891	$951
Contract liabilities	$1,306	$1,265
•Net revenues increased $245 million, due to higher sales in both of our consumer security products and our identity and protection products. This was driven by an increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.
•Operating income (loss) increased $109 million, primarily due to the increase in revenue and a decrease in restructuring costs for which the related activities were completed in fiscal 2021. This is partially offset by an increase in related cost of revenue, a legal accrual relating to an ongoing patent infringement lawsuit and our investment in advertising during fiscal 2022.
•Income (loss) from continuing operations increased $140 million, primarily due to the increase in operating income as well as other income (expense), net, which was driven by the gain on sale of certain land and buildings in Mountain View, California. This is partially offset by an increase in income tax expense.
•Income (loss) from discontinued operations, increased from a loss of $142 million, primarily due to the completion of the discontinued operations activities during fiscal 2021.
•Net income (loss) increased $282 million and net income per share increased $0.49, primarily due to the increase in income from continuing operations and the completion of discontinued operations activities during fiscal 2021 as discussed above.
•Cash, cash equivalents and short-term investments increased by $940 million compared to April 2, 2021, primarily due to cash generated by operations during fiscal 2022.
•Contract liabilities increased $41 million, primarily due to higher billings than recognized revenue, partially offset by unfavorable foreign currency fluctuations of the Euro and Japanese Yen.

COVID-19 UPDATE
    The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. At the onset of the pandemic, to protect the health and well-being of our employees, partners and third-party service providers, we facilitated a work-from-home requirement for most employees and established site-specific COVID-19 prevention protocols. We continue to monitor the situation and over the past several months have adjusted our policies and protocols to reflect changes to public health regulations and guidance. A majority of our offices are now open to employees on a voluntary return basis, and we anticipate opening the remaining offices on a voluntary return basis within the first quarter of fiscal 2023. To date, we have not seen any meaningful negative impact on our employee productivity. Nevertheless, as more employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
While the COVID-19 pandemic has negatively impacted many sectors of the U.S. and global economies, the consumer Cyber Safety market experienced increased demand as the pandemic greatly accelerated the digital lives of people around the world. However, with the extended duration of the pandemic and the easing of prevention protocols and restrictions, we are seeing decreasing demand and increased competition. In addition, while we did not experience a material increase in cancellations by customers or a material reduction in retention rate in fiscal 2021 or fiscal 2022, should the negative macroeconomic impacts of the COVID-19 pandemic persist or worsen, we may experience continued slowdowns in our business activity and an increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt and our access to capital.
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
A summary of our significant accounting policies is included in Note 1, and a description of recently adopted accounting pronouncements and the Company’s expectations of the impact on our Consolidated Financial Statements and disclosures is included in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.
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
Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, trade names, and acquired patents, and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Third-party valuation specialists are also utilized for certain estimates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
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

We use a two-step process to recognize liabilities for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that the tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
RESULTS OF OPERATIONS
We have elected to omit discussion on the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended April 2, 2021 for year-over-year comparisons of the results of operation between fiscal 2021 and fiscal 2020 as well as discussion of fiscal 2020 performance metrics and cash flow activity, all of which are incorporated herein by reference.
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2022	2021
Net revenues	100%	100%
Cost of revenues	15%	14%
Gross profit	85%	86%
Operating expenses:
Sales and marketing	22%	23%
Research and development	9%	10%
General and administrative	14%	8%
Amortization of intangible assets	3%	3%
Restructuring and other costs	1%	6%
Total operating expenses	49%	51%
Operating income (loss)	36%	35%
Interest expense	(5)%	(6)%
Other income (expense), net	6%	5%
Income (loss) from continuing operations before income taxes	37%	34%
Income tax expense (benefit)	7%	7%
Income (loss) from continuing operations	30%	27%
Income (loss) from discontinued operations	—%	(6)%
Net income (loss)	30%	22%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2022	2021	2022 vs. 2021
Net revenues	$2,796	$2,551	10%
Fiscal 2022 compared to fiscal 2021
Net revenues increased $245 million, primarily due to a $156 million increase in sales of our consumer security products and a $89 million increase in sales of our identity and protection products. This was driven by the increase in our direct customer count year-over-year and revenue attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our solutions:

	Fiscal Year
(In millions, except for per user amounts and percentages)	2022	2021
Direct customer revenue (1)	$2,476	$2,286
Partner revenues	$331	$270
Average direct customer count (2)	23.3	21.2
Direct customer count (at quarter-end)	23.5	23.0
Direct average revenue per user (ARPU)	$8.87	$9.01
Annual retention rate	85%	85%

(1) Direct customer revenues in fiscal 2022 and 2021 excludes a $11 million and $5 million, respectively, reduction of revenue from a contract liability purchase accounting adjustment, which was recognized in the fourth quarter of fiscal 2021. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
(2) The average direct customer count for the fourth fiscal quarter of fiscal 2021 was pro-rated to include 1.6 million customers from the Avira acquisition.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with us at the end of the reported period. We exclude users on free trials and promotions and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscriptions directly with us, or sign up for a paid membership through our web store.
From time to time, we update our methodology due to changes in the business. In fiscal 2021, the average direct customer count calculation was refined primarily to pro-rate for acquisitions that happen during a quarter, such as Avira, which was acquired in January 2021. The full year average direct customer count is calculated as an average across the quarters.
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
Net revenues by geographic region
Percentage of revenue by geographic region as presented below is based on the billing location of the customer.

	Fiscal Year
	2022	2021
Americas	70%	72%
EMEA	18%	16%
APJ	12%	12%
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region remained consistent in fiscal 2022 and 2021.
Cost of revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2022	2021	2022 vs. 2021
Cost of revenues	$408	$362	13%
Fiscal 2022 compared to fiscal 2021
Our cost of revenues increased $46 million, primarily due to higher revenue share costs, payment processing fees and technical support costs associated with year-over-year business growth and costs attributable to Avira, which was acquired during the fourth quarter of fiscal 2021.

Operating expenses

	Fiscal Year		% Change
(In millions, except for percentages)	2022	2021	2022 vs. 2021
Sales and marketing	$622	$576	8%
Research and development	253	267	(5)%
General and administrative	392	215	82%
Amortization of intangible assets	85	74	15%
Restructuring and other costs	31	161	(81)%
Total	$1,383	$1,293	7%
Fiscal 2022 compared to fiscal 2021
Sales and marketing expense increased $46 million, primarily due to a $70 million increase in advertising and promotional expenses as a result of increased investment in advertising. This is partially offset by a $20 million decrease in IT and related support costs from corporate restructuring and cost reduction efforts in fiscal 2021.
Research and development expense decreased $14 million, primarily due to a $13 million decrease in shared facility and IT costs.
General and administrative expense increased $177 million, primarily due to a $185 million legal accrual relating to an ongoing patent infringement lawsuit, partially offset by a decrease in compensation and benefits.
Amortization of intangible assets increased $11 million as a result of the Avira acquisition.
Restructuring and other costs decreased $130 million, in connection with the November 2019 Plan, which was substantially completed in the second quarter of fiscal 2021. See Note 12 of the Notes to the Consolidated Financial Statements for details of the fiscal 2022 restructuring activities.
Non-operating income (expense), net

	Fiscal Year		$ Change
(In millions)	2022	2021	2022 vs. 2021
Interest expense	$(126)	$(144)	$18
Interest income	—	4	(4)
Foreign exchange gain (loss)	(2)	1	(3)
(Loss) gain on early extinguishment of debt	(3)	20	(23)
Gain on sale of properties	175	98	77
Transition service expense, net	—	(9)	9
Other	(7)	6	(13)
Non-operating income (expense), net	$37	$(24)	$61
Fiscal 2022 compared to fiscal 2021
Non-operating income (expense), net, increased $61 million, primarily due to a $175 million gain on the sale of certain land and buildings in Mountain View, California during fiscal 2022 compared to an aggregate $98 million gain on the sale of two properties during fiscal 2021. This is partially offset by the absence of a $20 million gain on early extinguishment of debt during the first quarter of fiscal 2021, as well as a $7 million impairment of long-term assets primarily associated with one of our equity investments, which is measured at cost minus impairment.
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

	Fiscal Year
(In millions, except for percentages)	2022	2021
Income (loss) from continuing operations before income taxes	$1,042	$872
Provision for income taxes	$206	$176
Effective tax rate on income (loss) from continuing operations	20%	20%
Fiscal 2022 compared to fiscal 2021
Our effective tax rate is consistent with prior year.

Discontinued operations

Fiscal Year
(In millions, except for percentages)	2021
Net revenues	$1
Gross profit	$1
Operating income (loss)	$(177)
Income (loss) before income taxes	$(176)
Income tax expense (benefit)	$(34)
Income (loss) from discontinued operations, net of taxes	$(142)
Fiscal 2022 compared to fiscal 2021
Income (loss) from discontinued operations, net of tax, decreased primarily due to the completion of the discontinued operations activities in fiscal 2021. There was no discontinued operations activity during the year ended April 1, 2022.
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
Cash flows
The following table summarizes our cash flow activities in fiscal 2022 and 2021:

	Fiscal Year
(In millions)	2022	2021
Net cash provided by (used in):
Operating activities	$974	$706
Investing activities	$326	$(69)
Financing activities	$(333)	$(1,903)
Increase (decrease) in cash and cash equivalents	$954	$(1,244)
Cash from operating activities
Our cash flows provided by operating activities in fiscal 2022 increased $268 million, primarily due to higher profit before taxes adjusted by non-cash items compared to fiscal 2021.
Cash from investing activities
Our cash flows provided by investing activities in fiscal 2022 increased $395 million, primarily due to higher proceeds from the sale of properties and fewer payments for business acquisitions, partially offset by a decrease in proceeds from the maturities and sales of short-term investments.
Cash from financing activities
Our cash flows used in financing activities in fiscal 2022 decreased $1,570 million, primarily due to a decrease in repayments of debt and no repurchases of common stock. Fiscal 2022 reflects the settlement of our New 2.5% Convertible Notes of $364 million and partial settlement of our New 2.0% Convertible Notes of $139 million, compared to the settlement of our 2.0% Convertible Notes and repayment of our 4.2% Senior Notes of $1,941 million as well as repurchases of common stock of 304 million during fiscal 2021.
Cash and cash equivalents
As of April 1, 2022, we had cash, cash equivalents and short-term investments of approximately $1,891 million, of which $671 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.

Debt
We have an undrawn revolving credit facility of $1 billion, which expires in May 2026.
On May 7, 2021, we entered into the first amendment to our credit agreement (the First Amendment), which provided for an incremental increase under the Initial Term Loan, and extended the maturity date of the Initial Term Loan, the Delayed Draw Term Loan, and revolving credit facility from November 2024 to May 2026. We borrowed $525 million under the First Amendment of our Initial Term Loan. For additional discussion on the amendment, see Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
On May 20, 2021, we settled the $250 million principal and conversion rights of the New 2.5% Convertible Senior Notes in cash. The aggregate settlement amount of $364 million was based on $24.40 per underlying share into which the 2.5% Convertible Notes were convertible. In addition, we paid $1 million of accrued and unpaid interest through the date of settlement and $1 million of cash dividends that we declared on May 10, 2021.
On March 18, 2022, we settled $100 million of principal and conversion rights of the New 2.0% Convertible Senior Notes in cash. The aggregate settlement amount of $139 million was based on $28.32 per underlying shares into which the 2.0% Convertible Notes were convertible.
Sale of certain assets
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs.
Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs and support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing our common stock and investing in business acquisitions and mergers.
Proposed Merger with Avast
On August 10, 2021, the Company announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). Based on our undisturbed closing share price of $27.20 on July 13, 2021, and depending on the Avast shareholder elections, the estimated purchase price range for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion. In conjunction with the Proposed Merger, we and certain financial institution parties entered into an Interim Facilities Agreement, under which Bank of America, N.A. and Wells Fargo Bank N.A., as interim lenders, agreed to provide us with certain term loan and revolving facilities in order to finance the cash consideration payable and based on the terms and conditions set forth in a commitment letter. The Interim Facilities Agreement includes (i) the Interim Facility B, (ii) the Interim Facility A1 and the Interim Facility A2, and (iii) the Interim Revolving Facility which, on or before the final repayment date, are to be repaid/replaced in full by loans made under the definitive financing documentation for the Definitive Facilities (the Facilities Agreement). The obligations under the Facilities Agreement will be guaranteed, jointly and severally, by all of our present and future domestic subsidiaries, with certain exceptions, as applicable. The Facilities Agreement will replace the existing credit facility agreement upon the close of the transaction.
Dividends
On May 5, 2022, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2022. We currently expect to continue to pay quarterly cash dividends to stockholders in the future, but such payments will be subject to the approval of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business and market conditions and other investment opportunities.
Share repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions, open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and privately-negotiated transactions. As of April 1, 2022, the remaining balance of our stock repurchase authorization is $1,774 million and does not have an expiration date. We currently expect to repurchase shares in the future, but the timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Subsequent to April 1, 2022, we executed repurchases of 4 million shares of our common stock for an aggregate amount of $107 million. As a result, we have $1,667 million remaining under our existing share repurchase program.

Contractual obligations
The following is a schedule of our significant contractual obligations and commitments as of April 1, 2022. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

	Short-Term Payments	Long-Term Payments	Total
(In millions)
Contractual obligations:
Debt (principal payments) (1)	$1,001	$2,746	$3,747
Interest payments on debt (2)	106	250	356
Purchase obligations (3)	353	73	426
Deemed repatriation taxes (4)	68	437	505
Operating leases (5)	22	80	102
Total	$1,550	$3,586	$5,136

(1)As of April 1, 2022, our total outstanding principal amount of indebtedness is comprised of $1,713 million in Term Loans, $1,500 million in Senior Notes, $525 million in Convertible Senior Notes and $9 million in Mortgage Loans. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our debt and debt covenants.
The credit agreement we entered into in November 2019, which was amended and extended through May 2026 on May 7, 2021, contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of April 1, 2022, we were in compliance with all debt covenants.
(2)Interest payments calculated based on the contractual terms of the related Senior Notes, Convertible Senior Notes and credit facility. Interest on variable rate debt was calculated using the interest rate in effect as of April 1, 2022. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the Senior Notes, Convertible Senior Notes and Term loans.
(3)Agreements for purchases of goods or services, with terms that are enforceable and legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. These amounts include agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included because management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.
(4)Transition tax payments on previously untaxed foreign earnings of foreign subsidiaries under the Tax Cuts and Jobs Act, which may be paid through July 2025.
(5)Payments for various non-cancelable operating lease agreements that expire on various dates through fiscal 2029. The amounts in the table above exclude expected sublease income. See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of April 1, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $556 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Under the terms of the Proposed Merger, we expect to pay a purchase price for the Avast shares, ranging from $8.1 billion to $8.6 billion, upon the completion of the transaction in mid-to-late calendar year 2022. In conjunction with the Proposed Merger, we have secured debt under the Interim Facilities which will be available upon the close of the transaction. If the Proposed Merger is completed, our debt obligations will include principal and interest payments related to these credit facilities. See Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding this business combination and the related debt instruments.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital needs and support on-going business activities through at least the next 12 months and to satisfy our known long-term contractual obligations. We plan to finance the cash consideration payable to Avast primarily with borrowings under our Definitive Facilities. We believe that our existing cash and cash to be generated by operations, along with amounts available under the new credit facility, will satisfy our long-term cash requirements for this transaction. However, our future liquidity and capital requirements may vary materially from those as of April 1, 2022 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Item 1A.

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
Interest rate risk
Our short-term investments and cash equivalents primarily consist of corporate bonds and certificate of deposits, respectively. A change in interest could have an adverse impact on their market value. As of April 1, 2022, the carrying value and fair value of our short-term investments and cash equivalents was $4 million. A hypothetical change in the yield curve of 100 basis points would not result in a significant reduction in fair value.
As of April 1, 2022, we had $2.0 billion in aggregate principal amount of fixed-rate Senior Notes and convertible debt outstanding, with a carrying amount and a fair value of $2.0 billion, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of April 1, 2022, we also had $1.7 billion outstanding debt with variable interest rates based on the London InterBank Offered Rate (LIBOR). A reasonably possible hypothetical adverse change of 200 basis points in LIBOR would not result in a significant increase in interest expense on an annualized basis.
In addition, we have a $1 billion revolving credit facility that if drawn bears interest at a variable rate based on LIBOR and would be subject to the same risks associated with adverse changes in LIBOR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency, primarily in Euro, Japanese Yen, Singapore Dollar, British Pound and Australian Dollar. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results.
We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our results of operations, through which we enter into monthly foreign exchange forward contracts on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. The gains and losses on these foreign exchange contracts are recorded in Other income (expense), net in the Consolidated Statements of Operations.
As of April 1, 2022 and April 2, 2021, we had open foreign currency forward contracts with notional amounts of $346 million and $338 million, respectively, to hedge foreign currency balance sheet exposure, with an insignificant fair value. A hypothetical ten percent depreciation of foreign currency would not result in a significant reduction in fair value of our forward contracts. This analysis disregards the possibilities that the rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Additional information with respect to our derivative instruments is included in Note 11 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this Annual Report are incorporated by reference into this Item 8. In addition, there were no material retrospective changes to any quarters in the two most recent fiscal years that would require supplementary disclosure.
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
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for NortonLifeLock. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of April 1, 2022, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting, as of April 1, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2022 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended April 1, 2022 (the 2022 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2022 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under the caption “Executive Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG, LLC, Santa Clara, CA, Auditor Firm ID: 185.
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2022 Proxy Statement and is incorporated herein by reference.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of NortonLifeLock Inc. and subsidiaries (the Company) as of April 1, 2022 and April 2, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended April 1, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 1, 2022 and April 2, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended April 1, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of uncertain tax positions
As discussed in Notes 1 and 13 to the consolidated financial statements, as of April 1, 2022 the Company recognized uncertain tax positions. The Company recognizes tax benefits from uncertain tax positions when there is more than a 50% likelihood that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. As of April 1, 2022, the Company has recorded a liability for gross unrecognized tax benefits, of $527 million.
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
Santa Clara, California
May 20, 2022

NORTONLIFELOCK INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	April 1, 2022	April 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,887	$933
Short-term investments	4	18
Accounts receivable, net	120	117
Other current assets	193	237
Assets held for sale	56	233
Total current assets	2,260	1,538
Property and equipment, net	60	78
Operating lease assets	74	76
Intangible assets, net	1,023	1,116
Goodwill	2,873	2,867
Other long-term assets	653	686
Total assets	$6,943	$6,361
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63	$52
Accrued compensation and benefits	81	107
Current portion of long-term debt	1,000	313
Contract liabilities	1,264	1,210
Current operating lease liabilities	18	26
Other current liabilities	639	428
Total current liabilities	3,065	2,136
Long-term debt	2,736	3,288
Long-term contract liabilities	42	55
Deferred income tax liabilities	75	137
Long-term income taxes payable	996	1,119
Long-term operating lease liabilities	75	66
Other long-term liabilities	47	60
Total liabilities	7,036	6,861
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 582 and 580 shares issued and outstanding as of April 1, 2022 and April 2, 2021, respectively	1,851	2,229
Accumulated other comprehensive income	(4)	47
Retained earnings (accumulated deficit)	(1,940)	(2,776)
Total stockholders’ equity (deficit)	(93)	(500)
Total liabilities and stockholders’ equity (deficit)	$6,943	$6,361
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
Net revenues	$2,796	$2,551	$2,490
Cost of revenues	408	362	393
Gross profit	2,388	2,189	2,097
Operating expenses:
Sales and marketing	622	576	701
Research and development	253	267	328
General and administrative	392	215	368
Amortization of intangible assets	85	74	79
Restructuring and other costs	31	161	266
Total operating expenses	1,383	1,293	1,742
Operating income (loss)	1,005	896	355
Interest expense	(126)	(144)	(196)
Other income (expense), net	163	120	660
Income (loss) from continuing operations before income taxes	1,042	872	819
Income tax expense (benefit)	206	176	241
Income (loss) from continuing operations	836	696	578
Income (loss) from discontinued operations	—	(142)	3,309
Net income (loss)	$836	$554	$3,887

Income (loss) per share - basic:
Continuing operations	$1.44	$1.18	$0.94
Discontinued operations	$—	$(0.24)	$5.38
Net income per share - basic	$1.44	$0.94	$6.32

Income (loss) per share - diluted:
Continuing operations	$1.41	$1.16	$0.90
Discontinued operations	$—	$(0.24)	$5.15
Net income per share - diluted	$1.41	$0.92	$6.05

Weighted-average shares outstanding:
Basic	581	589	615
Diluted	591	600	643
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
Net income	$836	$554	$3,887
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(51)	63	(11)
Unrealized gain (loss) on available-for-sale securities	—	—	1
Other comprehensive income (loss) from equity method investee	—	—	1
Other comprehensive income (loss), net of taxes	(51)	63	(9)
Comprehensive income	$785	$617	$3,878
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 29, 2019	630	$4,812	$(7)	$933	$5,738
Net income	—	—	—	3,887	3,887
Other comprehensive income (loss), net of taxes	—	—	(9)	—	(9)
Common stock issued under employee stock incentive plans	32	123	—	—	123
Shares withheld for taxes related to vesting of restricted stock units	(4)	(86)	—	—	(86)
Repurchases of common stock	(69)	(902)	—	(661)	(1,563)
Cash dividends declared ($12.40 per share of common stock) and dividend equivalents accrued	—	(76)	—	(7,489)	(7,565)
Stock-based compensation	—	338	—	—	338
Short-swing profit disgorgement	—	9	—	—	9
Exchange and extinguishment of convertible debt	—	(862)	—	—	(862)
Balance as of April 3, 2020	589	3,356	(16)	(3,330)	10
Net income	—	—	—	554	554
Other comprehensive income (loss), net of taxes	—	—	63	—	63
Common stock issued under employee stock incentive plans	8	24	—	—	24
Shares withheld for taxes related to vesting of restricted stock units	(2)	(49)	—	—	(49)
Repurchases of common stock	(15)	(304)	—	—	(304)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(301)	—	—	(301)
Stock-based compensation	—	81	—	—	81
Extinguishment of convertible debt	—	(578)	—	—	(578)
Balance as of April 2, 2021	580	2,229	47	(2,776)	(500)
Net income	—	—	—	836	836
Other comprehensive income (loss), net of taxes	—	—	(51)	—	(51)
Common stock issued under employee stock incentive plans	3	14	—	—	14
Shares withheld for taxes related to vesting of restricted stock units	(1)	(16)	—	—	(16)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(294)	—	—	(294)
Stock-based compensation	—	70	—	—	70
Extinguishment of convertible debt	—	(152)	—	—	(152)
Balance as of April 1, 2022	582	$1,851	$(4)	$(1,940)	$(93)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
OPERATING ACTIVITIES:
Net income	$836	$554	$3,887
Adjustments:
Amortization and depreciation	140	150	361
Impairments and write-offs of current and long-lived assets	13	90	74
Stock-based compensation expense	70	81	312
Deferred income taxes	(81)	42	16
Loss (gain) on extinguishment of debt	3	(20)	—
Loss from equity interest	—	—	31
Gain on divestitures	—	—	(5,684)
Gain on sale of equity method investment	—	—	(379)
Gain on sale of property	(175)	(98)	—
Non-cash operating lease expense	20	22	40
Other	1	52	(4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(9)	3	583
Accounts payable	10	(44)	(61)
Accrued compensation and benefits	(26)	(10)	(117)
Contract liabilities	67	118	(121)
Income taxes payable	(78)	(299)	383
Other assets	(7)	144	(81)
Other liabilities	190	(79)	(101)
Net cash provided by (used in) operating activities	974	706	(861)
INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(6)	(89)
Payments for acquisitions, net of cash acquired	(39)	(344)	—
Proceeds from divestitures, net of cash contributed and transaction costs	—	—	10,918
Proceeds from the maturities and sales of short-term investments	15	68	167
Proceeds from the sale of property	355	218	—
Proceeds from sale of equity method investment	—	—	380
Other	1	(5)	3
Net cash provided by (used in) investing activities	326	(69)	11,379
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(541)	(1,941)	(868)
Proceeds from issuance of debt, net of issuance costs	512	750	300
Net proceeds from sales of common stock under employee stock incentive plans	14	24	123
Tax payments related to restricted stock units	(15)	(58)	(78)
Dividends and dividend equivalents paid	(303)	(373)	(7,481)
Repurchases of common stock	—	(304)	(1,581)
Cash consideration paid in exchange of convertible debt	—	—	(546)
Short-swing profit disgorgement	—	—	9
Other	—	(1)	(1)
Net cash provided by (used in) financing activities	(333)	(1,903)	(10,123)
Effect of exchange rate fluctuations on cash and cash equivalents	(13)	22	(9)
Change in cash and cash equivalents	954	(1,244)	386
Beginning cash and cash equivalents	933	2,177	1,791
Ending cash and cash equivalents	$1,887	$933	$2,177
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

NORTONLIFELOCK INC.
Notes to the Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Business
NortonLifeLock, Inc. is a global, leading provider of consumer Cyber Safety solutions. Our portfolio provides protection across three Cyber Safety categories, including security, identity protection and online privacy. We help customers protect their computer and mobile devices from online threats, safeguard their identity and personal information and strengthen online privacy capabilities and functionalities.
Basis of presentation
The accompanying Consolidated Financial Statements of NortonLifeLock and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2022, 2021 and 2020 in this report refers to fiscal years ended April 1, 2022, April 2, 2021, and April 3, 2020, respectively. Fiscal 2020 was a 53-week year, whereas fiscal 2022 and 2021 each consisted of 52 weeks.
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
Significant Accounting Policies
With the exception of those discussed in Note 2, there were no material changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that were applicable or adopted by us during fiscal 2022.
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
We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. Reserves for rebates, recorded in Other current liabilities, were $5 million and $6 million as of April 1, 2022 and April 2, 2021, respectively. For products that include content updates, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
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
Short-term investments. Short-term investments consist primarily of corporate bonds. They are classified as available-for-sale and recognized at fair value using Level 1 and Level 2 inputs, which are quoted using market prices, independent pricing vendors or other sources, to determine the fair value. Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income (AOCI). We regularly review our investment portfolio to identify and evaluate investments that have indications of impairment. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. Factors considered in determining if a credit loss exists include: the extent to which the fair value has been lower than the cost basis, any changes to the rating of the security by a rating agency and any adverse financial conditions specifically related to the security. Expected credit losses on available-for-sale debt securities are recognized in Other income (expense), net in our Consolidated Statements of Operations, and any remaining unrealized losses, net of taxes, are included in AOCI in our Consolidated Statements of Stockholders’ Equity (Deficit).
Non-marketable investments
Our non-marketable investments consist of equity investments in privately-held companies without a readily determinable fair value. We primarily measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We may elect to measure certain investments at fair value, for which we utilize third-party valuation specialists at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate a change in the fair value of the investment. Gains and losses on these investments, whether realized or unrealized, are recognized in Other income (expense), net in our Consolidated Statements of Operations.
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
Property and equipment
Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives. Estimated useful lives for financial reporting purposes are as follows: buildings, 20 to 30 years; building improvements, 7 to 20 years; leasehold improvements, the lesser of the life of the improvement or the initial lease term, and computer hardware and software and office furniture and equipment, 3 to 5 years.
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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of April 1, 2022 and April 2, 2021, capitalized costs, net of amortization, were $6 million and $9 million, respectively.
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
In fiscal 2022, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required.

Long-lived assets
In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, finite-lived trade names, patents and indefinite-lived trade names. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from 1 to 8 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and certain trade names is recognized in operating expenses. Indefinite-lived intangible assets are not subject to amortization but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
In fiscal 2022, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of long-lived assets, and further quantitative testing was not required.
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
Debt
Our debt includes senior unsecured notes, senior term loans, convertible senior notes and a senior unsecured revolving credit facility. Our senior unsecured notes are recorded at par value at issuance less a discount representing the amount by which the face value exceeds the fair value at the date of issuance and an amount which represents issuance costs. Our senior term loans are recorded at par value less debt issuance costs, which are recorded as a reduction in the carrying value of the debt. Our convertible senior notes are recorded at par value less the fair value of the equity component of the notes, at their issuance date, determined using Level 2 inputs and less any issuance costs. The discount and issuance costs associated with the various notes are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our revolving credit facility, if any, are recognized at principal balance plus accrued interest based upon stated interest rates. Debt maturities are classified as current liabilities on our Consolidated Balance Sheets if we are contractually obligated to repay them in the next twelve months or, prior to the balance sheet date, we have the authorization and intent to repay them prior to their contractual maturities and within the next twelve months.
Treasury stock
We account for treasury stock under the cost method. Shares repurchased under our share repurchase program are retired. Upon retirement, we allocate the value of treasury stock between Additional paid-in capital and Retained earnings.
Restructuring
Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and assets write-offs. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Contract termination costs reflect costs that will continue to be incurred under a contract for its remaining term without future economic benefit. These charges are reflected in the period when a contract is terminated. Asset impairments, including those related to ROU lease assets, are recognized in the period that an asset is decommissioned or a facility ceases to be used.
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
We also assess the likelihood that deferred tax assets will be realized from future taxable income and based on weighting positive and negative evidence, we will assess and determine the need for a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax expense.

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
Stock-based compensation
We measure and recognize stock-based compensation for all stock-based awards, including restricted stock units (RSU), performance-based restricted stock units (PRU), stock options and rights to purchase shares under our employee stock purchase plan (ESPP), based on their estimated fair value on the grant date. We recognize the costs in our Consolidated Financial Statements on a straight-line basis over the award’s requisite service period except for PRUs with graded vesting, for which we recognize the costs on a graded basis. For awards with performance conditions, the amount of compensation cost we recognize over the requisite service period is based on the actual or estimated achievement of the performance condition. We estimate the number of stock-based awards that will be forfeited due to employee turnover.
The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights. We use the Black-Scholes model to determine the fair value of stock options and the fair value of rights to acquire shares of common stock under our ESPP. The Black-Scholes valuation model incorporates a number of variables, including our expected stock price volatility over the expected life of the awards, actual and projected employee exercise and forfeiture behaviors, risk-free interest rates and expected dividends.
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
Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. A majority of our trade receivables are derived from sales to distributors and retailers. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. Customers which are distributors that accounted for over 10% of our net accounts receivable, are as follows:

	April 1, 2022	April 2, 2021
Customer A	41%	46%
Customer B	13%	9%
Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in sales and marketing expenses. These costs totaled $423 million, $353 million, and $343 million for fiscal 2022, 2021 and 2020, respectively.
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

Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Income Taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. On April 3, 2021, the first day of fiscal 2022, we adopted this guidance prospectively. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and disclosures.
Business Combinations, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In October 2021, the FASB issued new guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. This new guidance results in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. On October 2, 2021, the first day of the third quarter of fiscal 2022, we elected to early adopt this guidance retrospectively for all acquisitions in fiscal 2022 and going forward. The adoption of this guidance did not have a material impact on our quarterly fiscal periods prior to adoption or our Consolidated Financial Statements and disclosures.
Recently issued authoritative guidance not yet adopted
Debt with Conversion and Other Options. In August 2020, the FASB issued new guidance that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with embedded conversion features. As a result, after adopting the guidance, entities will no longer separately present embedded conversion features in equity. Instead, they will account for the convertible debt wholly as debt. The new guidance also requires use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. The standard will be effective during our first quarter of fiscal 2023. It may be applied retrospectively to each prior period presented or retrospectively with cumulative effect recognized in retained earnings as of the date of adoption. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures.
Reference Rate Reform. In March 2020, the FASB issued new guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships and other transactions that reference LIBOR. We continue to evaluate our contractual arrangements and hedging relationships that reference LIBOR.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Consolidated Financial Statements or disclosures.
Note 3. Divestitures, Discontinued Operations and Assets Held for Sale
Divestitures
Enterprise Security assets
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (the Broadcom sale) for a purchase price of $10.7 billion. As a result of the sale, the majority of the results of our Enterprise Security business and certain related costs were classified as discontinued operations in our Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. During fiscal 2020, we recognized a gain on sale of $5,434 million, which was included in Income (loss) from discontinued operations in our Consolidated Statements of Operations. Total net assets sold was $5,211 million, consisting of goodwill, net intangible assets and other assets of $7,121 million, net of contract and other liabilities of $1,910 million. During fiscal 2021, in connection with Broadcom sale, we recognized costs for severance and termination benefits as part of our November 2019 restructuring plan. These activities were completed during fiscal 2021. See Note 12 for information associated with our restructuring activities.
On October 1, 2020, we entered into multiple agreements with Broadcom for an aggregate amount of $200 million. We licensed Broadcom’s enterprise software, multiple security engines and related telemetry for 5.6 years, which will be amortized to continuing operations over the term of the license. In addition, we resolved all outstanding payments and certain claims related to the asset purchase and transition services agreements, which were included in discontinued operations.
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
Discontinued Operations
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes during the years ended April 2, 2021 and April 3, 2020. There was no discontinued operations activity during the year ended April 1, 2022.

	Year Ended
(In millions)	April 2, 2021	April 3, 2020
Net revenues	$1	$1,368
Gross profit	$1	$1,035
Operating income (loss)	$(177)	$4
Gain on sale	$—	$5,434
Income (loss) before income taxes	$(176)	$5,431
Income tax expense (benefit)	$(34)	$2,122
Income (loss) from discontinued operations, net of taxes	$(142)	$3,309
The following table presents significant non-cash items and capital expenditures of discontinued operations during the years ended April 2, 2021 and April 3, 2020. There was no discontinued operations activity during the year ended April 1, 2022.

	Year Ended
(In millions)	April 2, 2021	April 3, 2020
Amortization and depreciation	$—	$130
Stock-based compensation expense	$1	$172
Purchases of property and equipment	$—	$43
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
On July 27, 2020, we completed the sale of our Culver City, California property, which was previously classified as held for sale during the first quarter of fiscal 2021, for cash consideration of $118 million, net of selling costs, and recognized a gain on sale of $35 million.
On April 1, 2021, we completed the sale of certain land and buildings in Mountain View, California, which was previously classified as held for sale as of April 3, 2020, for cash consideration of $100 million, net of selling costs, and recognized a gain on sale of $63 million.
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs. We recognized a gain of $175 million on the sale. In conjunction with the sale, we signed a 7-year leaseback agreement for a portion of the property. See Note 9 for further information related to the sale leaseback.
We continue to actively market the remaining properties for sale; however, during fiscal 2022, the commercial real estate market continues to be adversely affected by the COVID-19 pandemic, which delayed the expected timing of sale. As of April 1, 2022, these assets are classified as assets held for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell these properties. As a result, we recognized an impairment of $2 million, which was included in restructuring costs, representing the difference between the estimated net sales price and the carrying value of one of our properties. During fiscal 2022, there were no other impairments because the fair value of the other properties less costs to sell either equals or exceeds their carrying value.

Note 4. Business Combinations
Proposed Merger with Avast
On August 10, 2021, we announced a transaction under which we intend to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Proposed Merger). The Proposed Merger will be implemented by means of a court-sanctioned scheme of arrangement under the UK Companies Act 2006, as amended (the Scheme), and remains subject to a certain number of conditions. Under the terms of the Proposed Merger, Avast shareholders will be entitled to elect to receive, for each ordinary share of Avast held, in respect of their entire holding of Avast shares, either: (i) $7.61 in cash and 0.0302 of a new share of our common stock (such option, the Majority Cash Option); or (ii) $2.37 in cash and 0.1937 of a new share of our common stock (such option, the Majority Stock Option). Based on our undisturbed closing share price of $27.20 on July 13, 2021, and depending on the Avast shareholder elections, the estimated purchase price range for the Avast shares under the Proposed Merger is $8.1 billion to $8.6 billion. Each of the directors of Avast who holds shares has undertaken to elect for the Majority Stock Option in respect of their entire beneficial holdings of Avast shares. We plan to finance the Proposed Merger with existing cash, cash to be generated by operations and new debt financing.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into an agreement (as amended, the Interim Facilities Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $3,600 million term loan interim facility B (the Interim Facility B), (ii) $750 million term loan interim facility A1 (the Interim Facility A1) and $3,500 million term loan interim facility A2 (the Interim Facility A2), and (iii) a $1,500 million interim revolving facility (the Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) with certain financial institutions, in which they agreed to provide us with financing no less than the financing available under the Interim Facilities (the Definitive Facilities and, together with the Interim Facilities, the Facilities) to finance the cash consideration payable in connection with the Proposed Merger. The Definitive Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, Bank of America N.A. and Wells Fargo Bank N.A. agreed to arrange, on a best efforts basis, additional term loans under the Definitive Facilities in an amount up to $500 million. The Interim Facilities Agreement contains, and any definitive financing documentation for the Definitive Facilities entered into in connection with the Commitment Letter (the Facilities Agreement) will contain, customary representations and warranties, events of default and covenants for transactions of this type. The Facilities Agreement will replace the existing credit facility agreement upon the close of the transaction.
In conjunction with the Proposed Merger, on August 10, 2021, we entered into a Co-operation Agreement (the Co-operation Agreement) with Nitro Bidco Limited, our wholly-owned subsidiary (Bidco), and Avast, pursuant to which we and Bidco agreed to, among other things, use all reasonable endeavors for the purposes of obtaining any regulatory authorizations which are required to implement the Proposed Merger, and we, Bidco and Avast agreed to cooperate with each other in preparing required transaction documents and certain other matters in connection with the Proposed Merger. The Co-operation Agreement also contains certain termination rights. The Co-operation Agreement also provides that, subject to certain exceptions, if we fail to receive approval from the U.K Competition and Markets Authority and cannot consummate the Proposed Merger, we may be required to pay Avast a break fee of up to $200 million.
The Proposed Merger was approved by our Board of Directors and by our shareholders, the Board of Directors and shareholders of Avast and regulators including the Federal Trade Commission under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR” Act) and in Europe, the German Federal Cartel Office and the Spanish National Markets and Competition Commission. On March 25, 2022, the U.K Competition and Markets Authority referred the Proposed Merger to a Phase 2 review investigation. The Proposed Merger is currently expected to close mid-to-late calendar year 2022, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.

Fiscal 2022 acquisition
On September 15, 2021, we completed an acquisition of an online reputation management and digital privacy solutions company for total aggregate consideration of $39 million, net of $1 million cash acquired. The purchase price was primarily allocated to intangible assets and goodwill during the year ended April 1, 2022.
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
The allocation of the purchase price reflects adjustments during the year ended April 1, 2022. Our estimates and assumptions were subject to refinement within the measurement period, which was up to one year from the acquisition date. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. The measurement period ended on January 7, 2022.
Note 5. Revenues
Contract liabilities
During fiscal 2022 and 2021, we recognized $1,187 million and $1,050 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of April 1, 2022, we had $785 million of remaining performance obligations, excluding customer deposit liabilities of $521 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 1 for a description of our revenue recognition policy and Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of April 3, 2020	$2,585
Acquisitions	269
Translation adjustments	13
Balance as of April 2, 2021	2,867
Acquisitions	25
Purchase accounting adjustments	(7)
Translation adjustments	(12)
Balance as of April 1, 2022	$2,873

Intangible assets, net

	April 1, 2022			April 2, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$583	$(382)	$201	$556	$(299)	$257
Developed technology	217	(143)	74	210	(104)	106
Other	8	(3)	5	7	(1)	6
Total finite-lived intangible assets	808	(528)	280	773	(404)	369
Indefinite-lived trade names	743	—	743	747	—	747
Total intangible assets	$1,551	$(528)	$1,023	$1,520	$(404)	$1,116
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Customer relationships and other	$85	$74	$79	Operating expenses
Developed technology	39	31	30	Cost of revenues
Total	$124	$105	$109
As of April 1, 2022, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	April 1, 2022
2023	$105
2024	93
2025	32
2026	26
2027	12
Thereafter	12
Total	$280
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	April 1, 2022	April 2, 2021
Cash	$609	$650
Cash equivalents	1,278	283
Total cash and cash equivalents	$1,887	$933
Accounts receivable, net:

(In millions)	April 1, 2022	April 2, 2021
Accounts receivable	$121	$118
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$120	$117
Other current assets:

(In millions)	April 1, 2022	April 2, 2021
Prepaid expenses	$107	$95
Income tax receivable and prepaid income taxes	35	96
Other tax receivable	27	31
Other	24	15
Total other current assets	$193	$237

Property and equipment, net:

(In millions)	April 1, 2022	April 2, 2021
Land	$2	$3
Computer hardware and software	462	479
Office furniture and equipment	27	63
Buildings	27	29
Leasehold improvements	56	58
Construction in progress	1	1
Total property and equipment, gross	575	633
Accumulated depreciation and amortization	(515)	(555)
Total property and equipment, net	$60	$78
Depreciation and amortization expense of property and equipment was $16 million, $45 million, and $122 million in fiscal 2022, 2021 and 2020, respectively.
Other long-term assets:

(In millions)	April 1, 2022	April 2, 2021
Non-marketable equity investments	$178	$185
Long-term income tax receivable and prepaid income taxes	25	30
Deferred income tax assets	351	355
Long-term prepaid royalty	53	70
Other	46	46
Total other long-term assets	$653	$686
Short-term contract liabilities:

(In millions)	April 1, 2022	April 2, 2021
Deferred revenue	$743	$795
Customer deposit liabilities	521	415
Total short-term contract liabilities	$1,264	$1,210
Other current liabilities:

(In millions)	April 1, 2022	April 2, 2021
Income taxes payable	$109	$111
Other taxes payable	87	82
Accrued legal fees	273	66
Accrued royalties	49	46
Other accrued liabilities	121	123
Total other current liabilities	$639	$428
Long-term income taxes payable:

(In millions)	April 1, 2022	April 2, 2021
Deemed repatriation tax payable	$437	$525
Other long-term income taxes	3	29
Uncertain tax positions (including interest and penalties)	556	565
Total long-term income taxes payable	$996	$1,119

Other income (expense), net:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Interest income	$—	$4	$80
Loss from equity interest	—	—	(31)
Foreign exchange gain (loss)	(2)	1	(6)
Gain on divestitures	—	—	250
Gain on sale of equity method investment	—	—	379
(Loss) gain on early extinguishment of debt	(3)	20	—
Gain on sale of properties	175	98	—
Transition service expense, net	—	(9)	(19)
Other	(7)	6	7
Total other income (expense), net	$163	$120	$660
Supplemental cash flow information:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Income taxes paid, net of refunds	$356	$341	$1,985
Interest expense paid	$120	$139	$179
Cash paid for amounts included in the measurement of operating lease liabilities	$27	$34	$51
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$35	$34	$15
Reduction of operating lease assets as a result of lease terminations and modifications	$17	$26	$34
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1	$—	$—
Extinguishment of debt with borrowings from same creditors	$494	$—	$1,073
Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	April 1, 2022			April 2, 2021
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$1,278	$1,278	$—	$284	$284	$—
Certificates of deposit	—	—	—	1	—	1
Corporate bonds	4	—	4	17	—	17
Total	$1,282	$1,278	$4	$302	$284	$18
The following table presents the contractual maturities of our investments in debt securities as of April 1, 2022:

(In millions)	Fair Value
Due in one year or less	$4
Total	$4
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments, equity method investment, and our long-term debt.
Non-marketable equity investments
As of April 1, 2022 and April 2, 2021, the carrying value of our non-marketable equity investments was $178 million and $185 million, respectively.

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
We recorded a loss from our equity interest of $31 million during fiscal 2020 in Other income (expense), net in our Consolidated Statements of Operations. This loss was reflected as a reduction in the carrying amount of our investment in equity interests in our Consolidated Balance Sheets.
DigiCert’s results were reported on a three month lag prior to our divestiture of our investment. The following table summarizes DigiCert’s results of operations through October 16, 2019, the date of our investment sale.

(In millions)	Period from January 1, 2019 to October 16, 2019 (unaudited)
Revenue	$350
Gross profit	$293
Net loss	$(102)
Current and long-term debt
As of April 1, 2022 and April 2, 2021, the total fair value of our current and long-term fixed rate debt was $2,021 million and $2,400 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2029. Our leases generally have terms that range from 1 year to 8 years for our facilities, 1 year to 3 years for equipment and 1 year to 6 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
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
The following summarizes our lease costs for fiscal 2022, 2021 and 2020:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Operating lease costs	$16	$17	$34
Short-term lease costs	2	4	8
Variable lease costs	6	6	21
Total lease costs	$24	$27	$63
Other information related to our operating leases for fiscal 2022, 2021 and 2020 was as follows:

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
Weighted-average remaining lease term	4.7 years	4.4 years	4.5 years
Weighted-average discount rate	4.04%	4.07%	4.05%
See Note 7 for cash flow information related to our operating leases.

As of April 1, 2022, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2023	$22
2024	26
2025	21
2026	15
2027	15
Thereafter	3
Total lease payments	102
Less: Imputed interest	(9)
Present value of lease liabilities	$93
Note 10. Debt
The following table summarizes components of our debt:

	April 1, 2022		April 2, 2021
(In millions, except percentages)	Amount	Effective Interest Rate	Amount	Effective Interest Rate
New 2.50% Convertible Senior Notes due April 1, 2022	$—	2.63%	$250	2.63%
3.95% Senior Notes due June 15, 2022	400	4.05%	400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	525	2.62%	625	2.62%
5.0% Senior Notes due April 15, 2025	1,100	5.00%	1,100	5.00%
Initial Term Loan due May 7, 2026	1,010	LIBOR plus (1)	494	LIBOR plus (1)
Delayed Term Loan due May 7, 2026	703	LIBOR plus (1)	741	LIBOR plus (1)
0.95% Avira Mortgage due December 30, 2030	4	0.95%	5	0.95%
1.29% Avira Mortgage due December 30, 2029	5	1.29%	5	1.29%
Total principal amount	3,747		3,620
Less: unamortized discount and issuance costs	(11)		(19)
Total debt	3,736		3,601
Less: current portion	(1,000)		(313)
Total long-term portion	$2,736		$3,288

(1)The term loans bear interest at a rate equal to the LIBOR plus a margin based on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt, and our underlying loan agreements. The interest rates for the outstanding term loans are as follows:

	April 1, 2022	April 2, 2021
Initial Term Loan due May 7, 2026	1.75%	1.50%
Delayed Term Loan due May 7, 2026	1.75%	1.50%
As of April 1, 2022, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2023	$1,001
2024	89
2025	89
2026	1,189
2027	1,376
Thereafter	3
Total future maturities of debt	$3,747

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
The principal amount of the Initial Term Loan and the additional borrowings under the First Amendment must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the quarter ended September 30, 2022 in an amount equal to 1.25% of the aggregate principal amount, as of the date of the first amendment. The principal amount of the Delayed Draw Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter commencing with the later of (i) the quarter ended March 31, 2021 and (ii) the first full fiscal quarter ended following the Borrowing of the Delayed Draw Term Loans in an amount equal to 1.25% of aggregate principal amount that are outstanding immediately after the borrowing of the Delayed Draw Term Loan. We may voluntarily repay outstanding principal balances without penalty. As of April 1, 2022, there were no borrowings outstanding under our revolving credit facilities.
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
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of April 1, 2022, we were in compliance with all debt covenants.
Interim Facilities
On August 10, 2021, in conjunction with the Proposed Merger, we entered into the Interim Facilities Agreement with certain financial institutions, in which they agreed to provide us with (i) a 7-year term loan interim facility B of $3,600 million (the Interim Facility B), (ii) a 60-day term loan interim facility A1 of $750 million (the Interim Facility A1) and 5-year term loan interim facility A2 of $3,500 million (the Interim Facility A2), and (iii) a 5-year interim revolving facility of $1,500 million (the Interim Revolving Facility) (collectively, the Interim Facilities) and a commitment letter (as amended, the Commitment Letter) with certain financial institutions, in which they agreed to provide us with financing no less than the financing available under the Interim Facilities (the Definitive Facilities and, together with the Interim Facilities, the Facilities) to finance the cash consideration payable in connection with the Proposed Merger. The Definitive Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, Bank of America N.A. and Wells Fargo Bank N.A. agreed to arrange, on a best efforts basis, additional term loans under the Definitive Facilities in an amount up to $500 million. The Interim Facilities Agreement contains, and any definitive financing documentation for the Definitive Facilities entered into in connection with the Commitment Letter (the Facilities Agreement) will contain, customary representations and warranties, events of default and covenants for transactions of this type. The Facilities Agreement will replace the existing credit facility agreement upon the close of the transaction.
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
In addition, we had two series of senior notes, the 4.2% Senior Notes and 3.95% Senior Notes, that are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on each series of these notes is payable semi-annually in arrears, on September 15 and March 15 for the 4.2% Senior Notes, and June 15 and December 15 for the 3.95% Senior Notes.
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
On May 20, 2021, we settled the $250 million principal and conversion rights of the New 2.5% Convertible Senior Notes in cash. The aggregate settlement amount of $364 million was based on $24.40 per underlying share into which the 2.5% Convertible Notes were convertible. In addition, we paid $1 million of accrued and unpaid interest through the date of settlement and $1 million of cash dividends that we declared on May 10, 2021. The extinguishment resulted in an adjustment to stockholders’ equity of $112 million and a loss on extinguishment of $2 million.
On March 18, 2022, we settled $100 million of principal and conversion rights of the New 2.0% Convertible Senior Notes in cash. The aggregate settlement amount of $139 million was based on $28.32 per underlying share into which the New 2.0% Convertible Notes were convertible. The extinguishment resulted in an adjustment to stockholders’ equity of $40 million and a gain on extinguishment of $1 million.

As of April 1, 2022 and April 2, 2021, the Convertible Senior Notes consisted of the following:

	April 1, 2022	April 2, 2021
(In millions)	New 2.0% Convertible Notes	New 2.5% Convertible Notes	New 2.0% Convertible Notes
Liability component:
Principal	$525	$250	$625
Unamortized discount and issuance costs	(1)	—	(5)
Net carrying amount	$524	$250	$620

Equity component, net of tax	$56	$43	$56
Based on the closing price of our common stock of $26.94 on the last trading date closest to April 1, 2022, the if-converted values of the New 2.0% Convertible Notes exceeded the principal amount by approximately $168 million.
The following table sets forth total interest expense recognized related to our convertible notes:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Contractual interest expense	$12	$20	$37
Amortization of debt discount and issuance costs	$4	$4	$13
Payments in lieu of conversion price adjustments (1)	$8	$12	$11

(1) Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
Note 11. Derivatives
We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of April 1, 2022 and April 2, 2021, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Consolidated Statements of Operations was as follows:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Foreign exchange forward contracts gain (loss)	$(7)	$15	$(22)
The fair value of our foreign exchange forward contracts is presented on a gross basis in our Consolidated Balance Sheets. To mitigate losses in the event of nonperformance by counterparties, we have entered into master netting arrangements with our counterparties that allow us to settle payments on a net basis. The effect of netting on our derivative assets and liabilities was not material as of April 1, 2022 and April 2, 2021.
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	April 1, 2022	April 2, 2021
Foreign exchange forward contracts purchased	$155	$270
Foreign exchange forward contracts sold	$191	$68
Note 12. Restructuring and Other Costs
Our restructuring and other costs consist primarily of severance, contract cancellations, separation and other related costs. Severance costs generally include severance payments, outplacement services, health insurance coverage, and legal costs. Contract cancellation charges primarily include penalties for early termination of contracts and write-offs of related prepaid assets. Other exit and disposal costs include costs to exit and consolidate facilities and advisory fees incurred in connection with restructuring events. Separation costs primarily consist of consulting costs incurred in connection with our divestitures.

December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. These actions were completed in fiscal 2022. Any remaining costs or adjustments are immaterial. We incurred total costs of $24 million under the December 2020 Plan.
November 2019 Plan
In November 2019, our Board of Directors approved a restructuring plan (the November 2019 Plan) in connection with the strategic decision to divest our Enterprise Security business. Actions under this plan included the reduction of our workforce as well as asset write-offs and impairments, contract terminations, facilities closures and the sale of underutilized facilities. These actions were completed in fiscal 2021. Any remaining costs or adjustments are immaterial. We incurred total costs of $528 million, excluding stock-based compensation expense, under the November 2019 Plan.
In connection with the Broadcom sale, our Board of Directors approved an equity-based severance program under which certain equity awards to certain terminated employees were accelerated. As of April 1, 2022, we have incurred $127 million of stock-based compensation related to our equity-based severance program. See Note 15 for further information on the impact of this program.
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
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Severance and termination benefit costs	$5	$31	$90
Contract cancellation charges	3	51	101
Stock-based compensation charges	—	10	20
Asset write-offs and impairments	5	58	47
Other exit and disposal costs	18	11	7
Separation costs	—	—	1
Total restructuring and other	$31	$161	$266
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations for all periods presented. Our restructuring and other costs attributable to discontinued operations are presented in the table below. There was no discontinued operations activity during the year ended April 1, 2022.

	Year Ended
(In millions)	April 2, 2021	April 3, 2020
Severance and termination benefit costs	$64	$121
Contract cancellation charges	—	5
Stock-based compensation charges	—	97
Asset write-offs and impairments	—	13
Separation costs	2	25
Total restructuring and other	$66	$261
Restructuring summary
Our activities and liability balances related to our December 2020 Plan are presented in the tables below:

(In millions)	Liability Balance as of April 2, 2021	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 1, 2022
Severance and termination benefit costs	$3	$5	$(8)	$—	$—
Other exit and disposal costs	—	7	(1)	(6)	—
Total	$3	$12	$(9)	$(6)	$—
The restructuring liabilities are included in Other current liabilities in our Consolidated Balance Sheets.

Note 13. Income Taxes
The components of our income (loss) from continuing operations before income taxes are as follows:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Domestic	$791	$607	$667
International	251	265	152
Income (loss) before income taxes	$1,042	$872	$819
The components of income tax expense (benefit) from continuing operations are as follows:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Current:
Federal	$217	$133	$208
State	50	36	33
International	20	(13)	3
Total	287	156	244
Deferred:
Federal	(42)	(6)	(23)
State	(6)	(5)	3
International	(33)	31	17
Total	(81)	20	(3)
Income tax expense	$206	$176	$241
The U.S. federal statutory income tax rates we have applied for fiscal 2022, 2021 and 2020 are as follows:

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Federal statutory tax expense (benefit)	$219	$183	$172
State taxes, net of federal benefit	33	25	22
Foreign earnings taxed at other than the federal rate	(47)	(10)	(2)
Federal research and development credit	(4)	(1)	(2)
Valuation allowance increase (decrease)	2	1	(57)
Change in uncertain tax positions	11	3	60
Stock-based compensation	7	5	5
Nondeductible goodwill	—	—	18
Favorable ruling on foreign withholding tax	—	(35)	—
US tax on foreign earnings	12	(15)	(4)
Return to provision adjustment	(8)	1	12
Other, net	—	2	17
Irish FX remeasurement	(19)	17	—
Income tax expense	$206	$176	$241

The principal components of deferred tax assets and liabilities are as follows:

(In millions)	April 1, 2022	April 2, 2021
Deferred tax assets:
Tax credit carryforwards	$7	$2
Net operating loss carryforwards of acquired companies	16	23
Other accruals and reserves not currently tax deductible	84	54
Operating lease liabilities	28	29
Property and equipment	13	17
Intangible assets	123	103
Stock-based compensation	8	7
Other	54	36
Gross deferred tax assets	333	271
Valuation allowance	(11)	(7)
Deferred tax assets, net of valuation allowance	322	264
Deferred tax liabilities:
Operating lease assets	(21)	(25)
Goodwill	(6)	(1)
Deferred revenue	(2)	(1)
Unremitted earnings of foreign subsidiaries	(16)	(15)
Prepaids and deferred expenses	(1)	(2)
Discount on convertible debt	—	(2)
Deferred tax liabilities	(46)	(46)
Net deferred tax assets (liabilities)	$276	$218
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.
The valuation allowance provided against our deferred tax assets as of April 1, 2022, increased primarily due to a valuation allowance on capital loss carryforwards. The ending valuation allowance of $11 million is provided primarily against tax attributes.
As of April 1, 2022, we have U.S. federal net operating losses attributable to various acquired companies of approximately $52 million, which, if not used, will expire between fiscal 2023 and 2039. The net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $12 million. If not used, our U.S. state net operating losses will expire between fiscal 2023 and 2038. In addition, we have foreign net operating loss carryforwards attributable to various foreign companies of approximately $14 million.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 1, 2022, are realizable on a “more likely than not” basis.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Balance at beginning of year	$548	$724	$446
Settlements with tax authorities	—	(37)	(5)
Lapse of statute of limitations	(34)	(34)	(15)
Increase related to prior period tax positions	16	13	77
Decrease related to prior period tax positions	(11)	(129)	(11)
Increase related to current year tax positions	8	11	232
Balance at end of year	$527	$548	$724
There was a change of $21 million in gross unrecognized tax benefits during the year ended April 1, 2022, as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions and state income taxes.
Of the total unrecognized tax benefits at April 1, 2022, $486 million, if recognized, would affect our effective tax rate.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. At April 1, 2022, before any tax benefits, we had $87 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $19 million for fiscal 2022. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2014 through 2021 remain subject to examination by the IRS for U.S. federal tax purposes and fiscal years 2014 through 2020 are under audit. Our 2017 through 2021 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes.
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
Note 14. Stockholders' Equity
Dividends
On May 5, 2022, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in June 2022. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock through open market and through accelerated stock repurchase transactions. On May 4, 2021, our Board of Directors approved an incremental share repurchase authorization of $1,500 million. As of April 1, 2022, we have $1,774 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the year ended April 1, 2022.
The following table summarizes activity related to our stock repurchase program during the years ended April 2, 2021 and April 3, 2020:

	Year Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020
Number of shares repurchased	15	68
Average price per share	$20.50	$22.97
Aggregate purchase price	$304	$1,562
Subsequent to April 1, 2022, we executed repurchases of 4 million shares of our common stock for an aggregate amount of $107 million. As a result, we have $1,667 million remaining under our existing share repurchase program.
Accumulated other comprehensive income (loss)
Components and activities of AOCI, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 3, 2020	$(16)
Other comprehensive income (loss) before reclassifications	63
Balance as of April 2, 2021	47
Other comprehensive income (loss) before reclassifications	(51)
Balance as of April 1, 2022	$(4)

Note 15. Stock-Based Compensation and Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We have one primary stock incentive plan: the 2013 Equity Incentive Plan (the 2013 Plan), under which incentive stock options may be granted only to employees (including officers and directors who are also employees), and other awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended, our stockholders have approved and reserved 82 million shares of common stock for issuance under the 2013 Plan. As of April 1, 2022, 11 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
In connection with the acquisitions of various companies, we have assumed the equity awards granted under stock incentive plans of the acquired companies or issued equity awards in replacement thereof. No new awards will be granted under our acquired stock plans.
RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 2, 2021	5	$20.62
Granted	4	$22.53
Vested	(2)	$20.89
Forfeited	(1)	$21.07
Outstanding as of April 1, 2022	6	$21.80
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2022, 2021 and 2020 was $22.53, $20.70, and $19.65, respectively. The total fair value of RSUs released in fiscal 2022, 2021 and 2020 was $57 million, $86 million, and $300 million, respectively, which represents the market value of our common stock on the date the RSUs were released.
PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested as of April 2, 2021	1	$27.50
Granted	3	$28.68
Forfeited	(1)	$28.40
Unvested at April 1, 2022	3	$28.50
Vested and unreleased as of April 1, 2022	—
Outstanding as of April 1, 2022	3
The total fair value of PRUs released in fiscal 2022, 2021 and 2020 was $0 million, $43 million, and $39 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period. PRUs granted in fiscal 2022 and 2021 contain a combination of our company’s performance and market conditions whereas our fiscal 2020 PRUs only contain market conditions. The performance conditions are based on the achievement of specified one-year non-GAAP financial metrics. The market conditions are based on the achievement of our relative total shareholder return over a two- and three-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.

Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
Expected term	3.9 years	2.7 years	1.9 years
Expected volatility	37.6%	42.5%	38.1%
Risk-free interest rate	1.0%	0.2%	1.7%
Expected dividend yield	—%	—%	1.7%
Weighted-average grant date fair value of PRUs	$28.68	$26.39	$21.69
Stock options

(In millions, except per share and year data)	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2021 (1)	—	$5.22
Granted	—	$—
Exercised (1)	—	$4.73
Canceled	—	$—
Forfeited and expired (1)	—	$7.01
Outstanding as of April 1, 2022 (1)	—	$5.51
Exercisable as of April 1, 2022 (1)	—	$5.51	3.8	$4

(1) The number of shares is less than 1 million.
The total intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $3 million, $18 million, and $171 million, respectively. The fair value of options granted in fiscal 2020 was $4.76 per share. No options were granted in fiscal 2022 and 2021.
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
As of April 1, 2022, 38 million shares have been issued under this plan, and 32 million shares remained available for future issuance.
The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Shares issued under the ESPP	1	1	2
Proceeds from issuance of shares	$13	$14	$39
The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2022, 2021 and 2020 was $6.77 per share, $5.65 per share, and $5.17 per share, respectively.
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain dividend equivalent rights (DER) that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of April 1, 2022 and April 2, 2021, current dividends payable related to DER was $11 million and $12 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $10 million, respectively, recorded as part of Other long-term liabilities.

Stock-based award modifications
In connection with the Broadcom sale, during fiscal 2021 and 2020, we entered into severance and retention arrangements with certain executives. Pursuant to these agreements, these executives were entitled to receive vesting of 50% of their unvested equity, subject to a service condition, and the remaining unvested equity will be earned at levels of 0% to 150%, subject to market and service conditions. In addition, we entered into severance and retention arrangements with certain other employees in connection with restructuring activities and the Broadcom sale, which accelerated either a portion or all of the vesting of their stock-based awards. All award modifications related to the Broadcom sale were fully expensed by fiscal 2021.
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
Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Cost of revenues	$2	$1	$2
Sales and marketing	19	18	29
Research and development	19	26	30
General and administrative	30	26	58
Restructuring and other costs	—	10	20
Other income (expense), net	—	(1)	1
Total stock-based compensation from continuing operations	70	80	140
Discontinued operations	—	1	172
Total stock-based compensation expense	$70	$81	$312
Income tax benefit for stock-based compensation expense	$(11)	$(18)	$(55)
As of April 1, 2022, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $160 million, which will be recognized over an estimated weighted-average amortization period of 2.2 years.
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

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
401(k) matching contributions	$3	$3	$16

Note 16. Net Income (Loss) Per Share
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
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	April 1, 2022	April 2, 2021	April 3, 2020
Income (loss) from continuing operations	$836	$696	$578
Income (loss) from discontinued operations	—	(142)	3,309
Net income (loss)	$836	$554	$3,887
Income (loss) per share - basic:
Continuing operations	$1.44	$1.18	$0.94
Discontinued operations	$—	$(0.24)	$5.38
Net income per share - basic	$1.44	$0.94	$6.32
Income (loss) per share - diluted:
Continuing operations	$1.41	$1.16	$0.90
Discontinued operations	$—	$(0.24)	$5.15
Net income per share - diluted	$1.41	$0.92	$6.05

Weighted-average shares outstanding - basic	581	589	615
Dilutive potentially issuable shares:
Convertible debt	7	8	20
Employee equity awards	3	3	8
Weighted-average shares outstanding - diluted	591	600	643

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	8	5
Employee equity awards	1	—	2
Total	1	8	7
Under the treasury stock method, our convertible debt instruments will generally have a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. On February 4, 2020, a portion of the 2.5% Convertible Notes were exchanged for the New 2.5% Convertible Notes, and a portion of the 2.0% Convertible Notes were exchanged for the New 2.0% Convertible Notes. The remaining Convertible Senior Notes received conversion price adjustments. The 2.5% Convertible Notes and 2.0% Convertible Notes were fully repaid on March 10, 2020 and May 26, 2020, respectively. The New 2.5% Convertible Notes were fully repaid on May 20, 2021. See Note 10 for further information on our convertible debt instruments. The conversion price of each convertible debt applicable in the periods presented is as follows:

	Year Ended
	April 1, 2022	April 2, 2021	April 3, 2020
2.5% Convertible Senior Notes due April 1, 2022	N/A	N/A	$8.40
2.0% Convertible Senior Notes due August 15, 2022	N/A	N/A	$10.23
New 2.5% Convertible Senior Notes due April 1, 2022	N/A	$16.77	$16.77
New 2.0% Convertible Senior Notes due August 15, 2022	$20.41	$20.41	$20.41

Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Consumer security	$1,669	$1,513	$1,450
Identity and information protection	1,127	1,038	994
ID Analytics	—	—	46
Total net revenues	$2,796	$2,551	$2,490
Consumer security products include our Norton 360 Security offerings, Norton Security, Norton Secure VPN, Avira Security and other consumer security solutions. Identity and information protection products include our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other information protection solutions. Our ID Analytics solutions were divested on January 31, 2020.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	April 1, 2022	April 2, 2021	April 3, 2020
Americas	$1,963	$1,827	$1,831
EMEA	506	419	376
APJ	327	305	283
Total net revenues	$2,796	$2,551	$2,490

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan
Revenues from customers inside the U.S. were $1,860 million, $1,742 million, and $1,747 million during fiscal 2022, 2021 and 2020, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	April 1, 2022	April 2, 2021
U.S.	$1,220	$536
International	671	415
Total cash, cash equivalents and short-term investments	$1,891	$951
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	April 1, 2022	April 2, 2021
U.S.	$16	$28
Ireland	27	32
Germany	13	14
Other countries (1)	4	4
Total property and equipment, net	$60	$78

(1)    No individual country represented more than 10% of the respective totals.

Our operating lease assets by geographic area, based on the physical location of the asset were as follows:

(In millions)	April 1, 2022	April 2, 2021
U.S.	$66	$55
India	5	9
Other countries (1)	3	12
Total operating lease assets	$74	$76

(1)No individual country represented more than 10% of the respective totals.
Significant customers
In fiscal 2022, 2021 and 2020, no customer accounted for 10% or more of our net revenues. See Note 1 for customers that accounted for over 10% of our net accounts receivable.
Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year. The amount of purchase obligations reflects estimated future payments as of April 1, 2022.

(In millions)	April 1, 2022
2023	$353
2024	51
2025	9
2026	6
2027	3
Thereafter	4
Total purchase obligations	$426
Deemed repatriation taxes
Under the Tax Cuts and Jobs Act (H.R.1), we are required to pay a one-time transition tax on untaxed earnings of our foreign subsidiaries through July 2025. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	April 1, 2022
2023	$68
2024	128
2025	171
2026	138
Total obligations	$505
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
We provide limited product warranties, and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes on the intellectual property rights of a third party. Such indemnification provisions may not be subject to maximum loss clauses. Historically, payments made under these provisions have been immaterial. We monitor the conditions that are subject to indemnification to identify if a loss has occurred.
Litigation contingencies
For a description of our accounting policy regarding litigation and loss contingencies, see “Critical Accounting Policies and Estimates” included in Part II, Item 7 of this Annual Report.
Trustees of the University of Columbia in the City of New York v. NortonLifeLock
As previously disclosed in our public filings, on May 2, 2022, a jury returned its verdict in a patent infringement case filed in 2013 by the Trustees of Columbia University in the City of New York in the U.S. District Court for the Eastern District of Virginia. Columbia originally brought suit alleging infringement of six patents owned by the university. The Company won a favorable claim construction order on all six patents, and the claim construction was upheld by the Federal Circuit in 2016 on all but U.S. Patent Nos. 8,601,322 and 8,074,115. The Company also sought inter partes review by the Patent Trial and Appeal Board of the claims of the ‘322 and ‘115 Patents and all but two claims of the ‘322 Patent and three claims of the ‘115 Patent were invalidated. The remaining claims of the ‘322 and ‘115 Patents were the only claims that remained in suit at trial.
The jury found that the Company’s Norton Security products and Symantec Endpoint Protection products (the latter of which were sold to Broadcom as part of an Asset Purchase Agreement with NortonLifeLock dated November 4, 2019) willfully infringe the ‘322 and ‘115 Patents through the use of SONAR/BASH behavioral protection technology. The jury awarded damages in the amount of $185 million. Columbia did not seek injunctive relief against the Company. The Company intends to cease use of the technology found by the jury to infringe. The jury also found that the Company did not fraudulently conceal its prosecution of U.S. Patent No. 8,549,643 but did find that two Columbia professors were coinventors of this patent. No damages were awarded related to this patent.
A formal judgment has not yet been entered in the case. There are likely to be post-verdict motions and hearings, and the Company intends to file an appeal challenging the verdict.
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is $185 million which we have accrued. The jury’s verdict may be enhanced and, should it be upheld on appeal, could ultimately result in the payment of somewhere between one and three times the jury’s verdict, plus interest and attorneys’ fees. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
SEC Investigation
As previously disclosed in our public filings, the Audit Committee of our Board of Directors (the Audit Committee) completed its internal investigation (the Audit Committee Investigation) in September 2018. In connection with the Audit Committee Investigation, we voluntarily contacted the U.S. Securities and Exchange Commission (SEC) in April 2018. The SEC commenced a formal investigation with which we cooperated. In April 2022, the SEC Staff informed the Company that it concluded its investigation and does not intend to recommend an enforcement action by the Commission against us.
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act. Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019, and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims against certain of our former officers. Defendants filed answers on November 7, 2019. On April 20, 2021, to resolve an alleged conflict of interest raised with respect to the lead plaintiff and its counsel, the Court ordered a second Class Notice disclosing the circumstances of the alleged conflict and providing a further period for class members to opt out, which closed on July 2, 2021. The initial class opt out period closed on August 25, 2020.
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, subject to Court approval and exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70 million, $67.1 million was covered under the applicable insurance policy with the remainder to be paid by the Company. The Court approved the settlement on February 12, 2022.

On November 22, 2021, investment funds managed by Orbis Investment Management Ltd. which previously opted out of the securities class action, filed suit under the Securities and Exchange Act of 1934, Arizona Securities Act, Arizona Consumer Fraud Act and certain common law causes of action to recover alleged damages for losses incurred by the funds for their purchases or acquisitions of our common stock during the class period. In the fourth quarter of fiscal 2022, we made an immaterial settlement offer in this matter, for which we have accrued.
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
On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and the Company consented to proceed with a bench trial, which concluded on March 24, 2022. The Court has not yet issued its judgment.
On May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million, plus Relator’s statutory attorney’s fees with respect to the State of Florida’s claims. On February 28 2022, we reached a settlement in principle with the State of New York and Relator to resolve all of the New York claims asserted in the litigation for $5 million.

At this time, our current estimate of the low end of the range of probable estimated losses from this matter is $50 million, inclusive of the settlement with the States of Florida and New York, which we have accrued. It is possible that the litigation could lead to claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
2.02	Rule 2.7 Announcement, dated as of August 10, 2021	8-K	000-17781	2.01	8/10/2021
2.03	Co-operation Agreement, dated August 10, 2021, by and between NortonLifeLock Inc., Nitro Bidco Limited and Avast plc	8-K	000-17781	2.02	8/10/2021
2.04	Form of Deed of Irrevocable Undertaking, dated August 10, 2021, by and between NortonLifeLock Inc. and Nitro Bidco Limited	8-K	000-17781	2.03	8/10/2021
3.01	Amended and Restated Certificate of Incorporation of Registrant, and all amendments thereto.	10-K	000-17781	3.01	5/21/2021
3.02	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.02	11/4/2019
3.03	Certificate of Elimination of Series A Junior Preferred Stock.	10-K	000-17781	3.06	5/28/2020
4.01	Form of Common Stock Certificate.	10-K	000-17781	4.01	5/28/2020
4.02	Description of Securities.	10-K	000-17781	4.02	5/28/2020
4.03	Indenture, dated September 16, 2010, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	9/16/2010
4.04	Form of Global Note for Symantec’s 3.950% Senior Notes due 2022 (contained in Exhibit No. 4.02 of Form 8-K).	8-K	000-17781	4.02	6/14/2012

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.05	Investment Agreement, dated as of February 3, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
4.06	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
4.07	Investment Agreement, dated as of June 12, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
4.08	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.09	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.10	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.11	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.	8-K	000-17781	10.01	11/12/2019
4.12	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bear cat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US),	8-K	000-17781	10.02	11/12/2019
4.13	Indenture, dated as of February 4, 2020, by and between Registrant and Wells Fargo Bank, National Association, as trustee (including the form of 2.00% Convertible Senior Notes Due 2022).	10-K	000-17781	4.14	5/28/2020
4.14	Indenture, dated as of February 4, 2020, by and between Registrant and Wells Fargo Bank, National Association, as trustee (including the form of 2.500% Convertible Senior Notes Due 2022).	10-K	000-17781	4.15	5/28/2020
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.03(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10.06	2/7/2020
10.06(*)	Registrant’s 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.07(*)	Forms of award agreements under 2013 Equity Incentive Plan.	10-K	000-17781	10.10	10/26/2018
10.08(*)	Form of FY21 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-Q	000-17781	10.03	8/6/2020
10.09(*)	Form of FY22 Performance Based Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-K	000-17781	10.09	5/21/2021
10.10(*)	Form of Amended and Restated Restricted Stock Unit Award Agreements under 2013 Equity Incentive Plan	10-K	000-17781	10.10	5/21/2021
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
		10-Q	000-17781	4.03	2/3/2017
10.17(*)	Registrant’s Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013
10.18(*)	Registrant’s Executive Retention Plan, as amended and restated.	10-K	000-17781	10.18	5/21/2021
10.19(*)	Registrant’s Executive Severance Plan.	10-K	000-17781	10.19	5/21/2021
10.20(*)	FY22 Executive Annual Incentive Plan - CEO	10-Q	000-17781	10.03	8/2/2021
10.21(*)	FY22 Executive Annual Incentive Plan - Extended Leadership Team	10-Q	000-17781	10.04	8/2/2021
10.22(§§)	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990.	S-4	33-35385	10.37	6/13/1990
10.23(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27	8/6/1999
10.24	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Registrant.	10-Q	000-17781	10.01	8/7/2007
10.25	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.	10-Q	000-17781	10.01	11/16/2018
10.26	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.	10-Q	000-17781	10.02	11/16/2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27(*)	Registrant’s Offer Letter with Natalie M. Derse dated June 19, 2020	10-Q	000-17781	10.01	7/8/2020
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
		8-K	000-17781	10.01	11/4/2019
10.29	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.	8-K	000-17781	10.01	7/8/2020
10.30(+)	Stock Purchase Agreement dated December 7, 2020 between the Company and Alpaca HoldCo GmbH, Alpaca TopCo GmbH.	10-Q	000-17781	10.01	2/5/2021
10.31	First Amendment, effective as of May [7], 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties thereto.	10-K	000-17781	10.31	5/21/2021
10.32	Amended and Restated Commitment Letter, dated September 1, 2021, by and between NortonLifeLock Inc. and the parties thereto	8-K	000-17781	10.02	9/3/2021
10.33	Amended and Restated Interim Facilities Agreement, dated September 1, 2021, by and between NortonLifeLock Inc., the parties specified thereto, as acceding finance partners, BofA Securities, Inc. and Wells Fargo Securities, LLC, as arrangers, and Bank of America, N.A., as issuing bank, interim facility agent and interim security agent	8-K	000-17781	10.01	9/3/2021
10.34	Agreement of Sale and Purchase and Joint Escrow Instructions, dated as of June 4, 2021, by and between NortonLifeLock Inc. and TMG Partners R.E., LLC	8-K	000-17781	10.01	6/7/2021
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (see Signature page to this annual report).					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.00
The following financial information from NortonLifeLock Inc.'s Annual Report on Form 10-K for the fiscal year ended April 1, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104.00	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract, compensatory plan or arrangement.
**	Filed by LifeLock, Inc.
§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally copies of any such exhibits and schedules to the SEC upon request.
§§	Paper filing.
†	Filed by Veritas Software Corporation.
††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulations S-K, Item 601(b)(10).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 20th day of May 2022.

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

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2022
Vincent Pilette

/s/ Natalie Derse	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 20, 2022
Natalie Derse

/s/ Frank E. Dangeard	Chairman of the Board	May 20, 2022
Frank E. Dangeard

/s/ Sue Barsamian	Director	May 20, 2022
Sue Barsamian

/s/ Eric K. Brandt	Director	May 20, 2022
Eric K. Brandt

/s/ Nora Denzel	Director	May 20, 2022
Nora Denzel

/s/ Peter A. Feld	Director	May 20, 2022
Peter A. Feld

/s/ Kenneth Y. Hao	Director	May 20, 2022
Kenneth Y. Hao

/s/ Emily Heath	Director	May 20, 2022
Emily Heath

/s/ Sherrese M. Smith	Director	May 20, 2022
Sherrese M. Smith