Form 10-Q
period 2022-07-01
NortonLifeLock Inc.
filed 2022-08-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of NortonLifeLock common stock, $0.01 par value per share, outstanding as of July 29, 2022 was 571,368,785 shares.

NORTONLIFELOCK INC.
FORM 10-Q
Quarterly Period Ended July 1, 2022
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	July 1, 2022	April 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,291	$1,887
Short-term investments	—	4
Accounts receivable, net	102	120
Other current assets	180	193
Assets held for sale	56	56
Total current assets	1,629	2,260
Property and equipment, net	56	60
Operating lease assets	70	74
Intangible assets, net	993	1,023
Goodwill	2,861	2,873
Other long-term assets	638	653
Total assets	$6,247	$6,943
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$71	$63
Accrued compensation and benefits	48	81
Current portion of long-term debt	614	1,000
Contract liabilities	1,183	1,264
Current operating lease liabilities	19	18
Other current liabilities	689	639
Total current liabilities	2,624	3,065
Long-term debt	2,714	2,736
Long-term contract liabilities	37	42
Deferred income tax liabilities	63	75
Long-term income taxes payable	996	996
Long-term operating lease liabilities	69	75
Other long-term liabilities	43	47
Total liabilities	6,546	7,036
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 571 and 580 shares issued and outstanding as of July 1, 2022 and April 1, 2022, respectively	1,479	1,851
Accumulated other comprehensive income (loss)	(44)	(4)
Retained earnings (accumulated deficit)	(1,734)	(1,940)
Total stockholders’ equity (deficit)	(299)	(93)
Total liabilities and stockholders’ equity (deficit)	$6,247	$6,943
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	July 1, 2022	July 2, 2021
Net revenues	$707	$686
Cost of revenues	102	102
Gross profit	605	584
Operating expenses:
Sales and marketing	156	156
Research and development	61	68
General and administrative	104	45
Amortization of intangible assets	21	21
Restructuring and other costs	2	7
Total operating expenses	344	297
Operating income (loss)	261	287
Interest expense	(31)	(32)
Other income (expense), net	(1)	(3)
Income (loss) before income taxes	229	252
Income tax expense (benefit)	29	71
Net income (loss)	$200	$181

Net income (loss) per share - basic	$0.35	$0.31
Net income (loss) per share - diluted	$0.33	$0.31

Weighted-average shares outstanding:
Basic	578	580
Diluted	604	591
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	July 1, 2022	July 2, 2021
Net income (loss)	$200	$181
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(40)	2
Other comprehensive income (loss), net of taxes	(40)	2
Comprehensive income (loss)	$160	$183
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended July 1, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2022	582	$1,851	$(4)	$(1,940)	$(93)
Net income (loss)	—	—	—	200	200
Other comprehensive income (loss), net of taxes	—	—	(40)	—	(40)
Common stock issued under employee stock incentive plans	2	—	—	—	—
Shares withheld for taxes related to vesting of restricted stock units	(1)	(16)	—	—	(16)
Repurchases of common stock	(12)	(300)	—	—	(300)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	24	—	—	24
Cumulative effect adjustment from adoption of ASU 2020-06 (1)	—	(7)	—	6	(1)
Balance as of July 1, 2022	571	$1,479	$(44)	$(1,734)	$(299)

Three months ended July 2, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income (loss)	—	—	—	181	181
Other comprehensive income (loss), net of taxes	—	—	2	—	2
Common stock issued under employee stock incentive plans	2	1	—	—	1
Shares withheld for taxes related to vesting of restricted stock units	(1)	(15)	—	—	(15)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(74)	—	—	(74)
Stock-based compensation	—	20	—	—	20
Extinguishment of convertible debt	—	(112)	—	—	(112)
Balance as of July 2, 2021	581	$2,049	$49	$(2,595)	$(497)

(1) Effective on April 2, 2022, the Company adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method. See Note 2 for further information about this recently adopted guidance.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	July 1, 2022	July 2, 2021
OPERATING ACTIVITIES:
Net income (loss)	$200	$181
Adjustments:
Amortization and depreciation	29	36
Stock-based compensation expense	24	20
Deferred income taxes	(32)	1
Loss (gain) on extinguishment of debt	—	5
Non-cash operating lease expense	4	5
Other	(26)	7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	13	12
Accounts payable	9	24
Accrued compensation and benefits	(32)	(42)
Contract liabilities	(53)	(34)
Income taxes payable	60	21
Other assets	—	41
Other liabilities	19	(19)
Net cash provided by (used in) operating activities	215	258
INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(1)
Proceeds from the maturities and sales of short-term investments	4	4
Other	2	(4)
Net cash provided by (used in) investing activities	4	(1)
FINANCING ACTIVITIES:
Repayments of debt	(410)	(372)
Proceeds from issuance of debt, net of issuance costs	—	512
Net proceeds from sales of common stock under employee stock incentive plans	—	1
Tax payments related to vesting of restricted stock units	(16)	(13)
Dividends and dividend equivalents paid	(81)	(84)
Repurchases of common stock	(300)	—
Net cash provided by (used in) financing activities	(807)	44
Effect of exchange rate fluctuations on cash and cash equivalents	(8)	(4)
Change in cash and cash equivalents	(596)	297
Beginning cash and cash equivalents	1,887	933
Ending cash and cash equivalents	$1,291	$1,230
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTONLIFELOCK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
NortonLifeLock, Inc. is a global, leading provider of consumer Cyber Safety solutions. Our portfolio provides protection across three Cyber Security categories: security, identity protection and online privacy. We help customers protect their computer and mobile devices from online threats, safeguard their identity and personal information and strengthen online privacy capabilities and functionalities.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022. The results of operations for the three months ended July 1, 2022 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three month periods in this report relate to fiscal periods ended July 1, 2022 and July 2, 2021. The three months ended July 1, 2022 and July 2, 2021 each consisted of 13 weeks. Our 2023 fiscal year consists of 52 weeks and ends on March 31, 2023.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of the COVID-19 pandemic and continuing Russia-Ukraine conflict, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three months ended July 1, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022.

Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
Debt with Conversion and Other Options. In August 2020, the FASB issued Accounting Standards Update 2020-06 (ASU 2020-06) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes from GAAP the separation models for convertible debt with embedded conversion features. As a result, entities will no longer separately present embedded conversion features in equity. A convertible debt instrument will be accounted for wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. In addition, the debt discount, which is equal to the carry value of the embedded conversion feature upon issuance, will no longer be amortized as interest expense over the life of the instrument. The new guidance also requires the use of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share and include the effect of share settlement for instruments that may be settled in cash or shares. See Note 16 for further information related to the diluted earnings per share calculation.
We adopted this standard as of April 2, 2022, the first day of fiscal 2023, using a modified retrospective method of transition, under which, financial results and earnings per share amounts reported in prior periods were not adjusted or restated in the Condensed Consolidated Financial Statements. As such, the new guidance was applied to the convertible debt instruments outstanding as of the beginning of this fiscal year, with the cumulative effect of adoption recognized through an adjustment to the opening balance of retained earnings. We increased the carrying amount of the New 2.00% Convertible Notes (as defined in Note 10) by approximately $1 million and reduced additional paid-in capital by approximately $7 million, net of tax. The net effect of these adjustments was recorded as an increase to retained earnings as of April 2, 2022.
Recently issued authoritative guidance not yet adopted
Reference Rate Reform. In March 2020, the FASB issued new guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR. We continue to evaluate our contractual arrangements and hedging relationships that reference LIBOR.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Condensed Consolidated Financial Statements and disclosures.
Note 3. Assets Held for Sale
Assets held for sale
During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year.
We continue to actively market the remaining properties for sale; however, during fiscal 2023, the commercial real estate market continues to be adversely affected by the COVID-19 pandemic, which delayed the expected timing of sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell these properties. As of July 1, 2022, these assets are classified as assets held for sale. During the three months ended July 1, 2022, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
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
In conjunction with the Proposed Merger, on August 10, 2021, we entered into a Co-operation Agreement (the Co-operation Agreement) with Nitro Bidco Limited, our wholly-owned subsidiary (Bidco), and Avast, pursuant to which we and Bidco agreed to, among other things, use all reasonable endeavors for the purposes of obtaining any regulatory authorizations which are required to implement the Proposed Merger, and we, Bidco and Avast agreed to cooperate with each other in preparing required transaction documents and certain other matters in connection with the Proposed Merger. The Co-operation Agreement also contains certain termination rights. The Co-operation Agreement also provides that, subject to certain exceptions, if we fail to receive approval from the U.K. Competition and Markets Authority and cannot consummate the Proposed Merger, we may be required to pay Avast a break fee of up to $200 million.
The Proposed Merger was approved by our Board of Directors and by our shareholders, the Board of Directors and shareholders of Avast, and regulators including the Federal Trade Commission under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) and in Europe, the German Federal Cartel Office and the Spanish National Markets and Competition Commission. On August 3, 2022, the U.K. Competition and Markets Authority (CMA) provisionally cleared the Proposed Merger. Subject to final approval by the CMA and changes based on operational considerations mutually agreed upon by the parties and other requirements, the closing is anticipated to be between mid-September to early October 2022, given the CMA’s published schedule and the currently scheduled U.K. Court Hearing to approve the scheme.
Note 5. Revenues
Contract liabilities
During the three months ended July 1, 2022, we recognized $508 million from the contract liabilities balance as of April 1, 2022. During the three months ended July 2, 2021, we recognized $498 million from the contract liabilities balance as of April 2, 2021.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of July 1, 2022, we had $783 million of remaining performance obligations, excluding customer deposit liabilities of $437 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 1, 2022	$2,873
Translation adjustments	(12)
Balance as of July 1, 2022	$2,861
Intangible assets, net

	July 1, 2022			April 1, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$583	$(403)	$180	$583	$(382)	$201
Developed technology	217	(148)	69	217	(143)	74
Other	8	(3)	5	8	(3)	5
Total finite-lived intangible assets	808	(554)	254	808	(528)	280
Indefinite-lived trade names	739	—	739	743	—	743
Total intangible assets	$1,547	$(554)	$993	$1,551	$(528)	$1,023

Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	July 1, 2022	July 2, 2021
Customer relationships and other	$21	$21	Operating expenses
Developed technology	5	10	Cost of revenues
Total	$26	$31
As of July 1, 2022, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2023	$79
2024	93
2025	32
2026	26
2027	12
Thereafter	12
Total	$254
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	July 1, 2022	April 1, 2022
Cash	$509	$609
Cash equivalents	782	1,278
Total cash and cash equivalents	$1,291	$1,887
Accounts receivable, net:

(In millions)	July 1, 2022	April 1, 2022
Accounts receivable	$103	$121
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$102	$120
Other current assets:

(In millions)	July 1, 2022	April 1, 2022
Prepaid expenses	$113	$107
Income tax receivable and prepaid income taxes	26	35
Other tax receivable	19	27
Other	22	24
Total other current assets	$180	$193
Property and equipment, net:

(In millions)	July 1, 2022	April 1, 2022
Land	$2	$2
Computer hardware and software	464	462
Office furniture and equipment	26	27
Buildings	25	27
Leasehold improvements	54	56
Construction in progress	1	1
Total property and equipment, gross	572	575
Accumulated depreciation and amortization	(516)	(515)
Total property and equipment, net	$56	$60

Other long-term assets:

(In millions)	July 1, 2022	April 1, 2022
Non-marketable equity investments	$178	$178
Long-term income tax receivable and prepaid income taxes	23	25
Deferred income tax assets	344	351
Long-term prepaid royalty	48	53
Other	45	46
Total other long-term assets	$638	$653
Short-term contract liabilities:

(In millions)	July 1, 2022	April 1, 2022
Deferred revenue	$746	$743
Customer deposit liabilities	437	521
Total short-term contract liabilities	$1,183	$1,264
Other current liabilities:

(In millions)	July 1, 2022	April 1, 2022
Income taxes payable	$148	$109
Other taxes payable	70	87
Accrued legal fees	330	273
Accrued royalties	46	49
Other	95	121
Total other current liabilities	$689	$639
Long-term income taxes payable:

(In millions)	July 1, 2022	April 1, 2022
Deemed repatriation tax payable	$437	$437
Other long-term income taxes	3	3
Uncertain tax positions (including interest and penalties)	556	556
Total long-term income taxes payable	$996	$996
Other income (expense), net:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Interest income	$2	$—
Foreign exchange gain (loss)	(1)	1
Gain (loss) on early extinguishment of debt	—	(5)
Other	(2)	1
Other income (expense), net	$(1)	$(3)
Supplemental cash flow information:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Income taxes paid, net of refunds	$1	$14
Interest expense paid	$46	$44
Cash paid for amounts included in the measurement of operating lease liabilities	$6	$8
Non-cash investing and financing activities:
Extinguishment of debt with borrowings from same creditors	$—	$494

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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	July 1, 2022			April 1, 2022
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$782	$782	$—	$1,278	$1,278	$—
Corporate bonds	—	—	—	4	—	4
Total	$782	$782	$—	$1,282	$1,278	$4
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of July 1, 2022 and April 1, 2022, the carrying value of our non-marketable equity investments was $178 million.
Current and long-term debt
As of July 1, 2022 and April 1, 2022, the total fair value of our fixed rate debt was $1,597 million and $2,021 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2029. Our leases generally have terms that range from 1 year to 8 years for our facilities, 1 year to 3 years for equipment and 1 year to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
The following summarizes our lease costs:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Operating lease costs	$4	$4
Short-term lease costs	1	1
Variable lease costs	1	1
Total lease costs	$6	$6
Other information related to our operating leases was as follows:

	Three Months Ended
	July 1, 2022	July 2, 2021
Weighted-average remaining lease term	4.6 years	4.2 years
Weighted-average discount rate	4.05%	4.11%
See Note 7 for cash flow information related to our operating leases.

As of July 1, 2022, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2023	$16
2024	26
2025	21
2026	15
2027	15
Thereafter	3
Total lease payments	96
Less: Imputed interest	(8)
Present value of lease liabilities	$88
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	July 1, 2022	April 1, 2022	Effective Interest Rate
3.95% Senior Notes due June 15, 2022	$—	$400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	525	525	2.62%
5.00% Senior Notes due April 15, 2025	1,100	1,100	5.00%
Initial Term Loan due May 7, 2026	1,009	1,010	LIBOR plus (1)
Delayed Term loan due May 7, 2026	694	703	LIBOR plus (1)
0.95% Avira Mortgage due December 30, 2030	4	4	0.95%
1.29% Avira Mortgage due December 30, 2029	4	5	1.29%
Total principal amount	3,336	3,747
Less: unamortized discount and issuance costs	(8)	(11)
Total debt	3,328	3,736
Less: current portion	(614)	(1,000)
Total long-term debt	$2,714	$2,736

(1) The term loans bear interest at a rate equal to LIBOR plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement. The interest rates for the outstanding term loans are as follows:

	July 1, 2022	April 1, 2022
Initial Term Loan due May 7, 2026	2.94%	1.75%
Delayed Term Loan due May 7, 2026	2.94%	1.75%
As of July 1, 2022, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2023	$592
2024	89
2025	89
2026	1,189
2027	1,374
Thereafter	3
Total future maturities of debt	$3,336

Credit facility
We have a credit agreement with financial institutions, which provides a revolving line of credit of $1 billion, a 5-year term loan of $500 million (the Initial Term Loan) and a delayed draw 5-year term loan commitment of $750 million (the Delayed Draw Term Loan). An amendment to the agreement (the First Amendment) also provides for an incremental increase under the Initial Term Loan of $525 million. All term loans and revolver credit facilities mature in May 2026, and the credit facilities remain senior secured.
The principal amount of the Initial Term Loan and the additional borrowings under the First Amendment must be repaid in quarterly installments on the last business day of each calendar quarter in an amount equal to 1.25% of the aggregate principal amount as of the date of the First Amendment. The principal amount of the Delayed Draw Term Loan must be repaid in quarterly installments on the last business day of each calendar quarter in an amount equal to 1.25% of aggregate principal amount as of the borrowing date of the Delayed Draw Term Loan. We may voluntarily repay outstanding principal balances without penalty. As of July 1, 2022, there were no borrowings outstanding under our revolving credit facilities.
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
Debt covenant compliance
The credit agreement contains customary representations and warranties, non-financial covenants for financial reporting, affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of July 1, 2022, we were in compliance with all debt covenants.
Interim facilities
On August 10, 2021, in conjunction with the Proposed Merger, we entered into the Interim Facilities Agreement with certain financial institutions, in which they agreed to provide us with (i) a 7-year term loan interim facility B of $3,600 million (the Interim Facility B), (ii) a 60-day term loan interim facility A1 of $750 million (the Interim Facility A1) and 5-year term loan interim facility A2 of $3,500 million (the Interim Facility A2), and (iii) a 5-year interim revolving facility of $1,500 million (the Interim Revolving Facility) (collectively, the Interim Facilities) and the Commitment Letter (as amended, the Commitment Letter) with certain financial institutions, in which the agreed to provide us with financing no less than the financing available under the Interim Facilities (the Definitive Facilities and, together with the Interim Facilities, the Facilities) to finance the cash consideration payable in connection with the Proposed Merger. The Definitive Facilities will be financed by a syndicate of lenders led by Bank of America, N.A. and Wells Fargo Bank N.A. On January 28, 2022, Bank of America, N.A. and Wells Fargo Bank N.A. agreed to arrange, on a best efforts basis, additional term loans under the Definitive Facilities in an amount up to $500 million. The Interim Facilities Agreement contains, and any definitive financing documentation for the Definitive Facilities entered into in connection with the Commitment Letter (the Facilities Agreement) will contain, customary representations and warranties, events of default and covenants for transactions of this type. The Facilities Agreement will replace the existing credit facility agreement upon the close of the transactions contemplated thereby.
Senior notes
On June 1, 2022, we fully repaid the principal and accrued interest under the 3.95% Senior Notes due June 2022, which had an aggregate principal amount outstanding of $400 million. In addition, we paid $7 million of accrued and unpaid interest through the redemption date.
Accounting for the New 2.00% Convertible Notes
As described in Note 2, on April 2, 2022, we adopted ASU 2020-06 using the modified retrospective method. Prior to the adoption of this guidance, we accounted for our convertible debt instruments under the cash conversion model, requiring the convertible notes to be separated into an equity and liability component. We recognized $56 million in equity, net of tax, which consisted of $9 million in debt discount, representing the difference between the fair value of the liability component and par value, and $47 million in substantial premium due to the fiscal year 2020 amendment, which was accounted for as a debt extinguishment and resulted in the recognition of the New 2.00% Convertible Notes.
Upon adoption of ASU 2020-06, the cash conversion model is now eliminated. We de-recognized the remaining unamortized debt discount of $1 million on the New 2.00% Convertible Notes and therefore will no longer recognize the related amortization as interest expense. Additionally, we recorded a cumulative adjustment to retained earnings of $6 million, net of tax, for the debt discount amortization incurred from issuance through April 2, 2022. The remaining $47 million of substantial premium will remain in equity, as the new guidance did not eliminate the substantial premium model for convertible instruments. Under this new guidance, the New 2.00% Convertible Notes included in our Condensed Consolidated Balance Sheet reflect the par value of the liability
In accordance with the New 2.00% Convertible Notes agreement, we communicated our intent to the convertible note holders to settle the principal and conversion rights in cash upon maturity in August 2022. This election did not have a material impact on our financial results.

As of July 1, 2022 and April 1, 2022, our Convertible Senior Notes consisted of the following:

	July 1, 2022	April 1, 2022
(In millions)	New 2.00% Convertible Notes	New 2.00% Convertible Notes
Liability components:
Principal	$525	$525
Unamortized debt discount	—	(1)
Net carrying amount	$525	$524
Based on the closing price of our common stock of $22.28 on July 1, 2022, the if-converted value of the New 2.00% Convertible Notes exceeded the principal amount by approximately $48 million.
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Contractual interest expense	$3	$3
Amortization of debt discount	$—	$1
Payments in lieu of conversion price adjustments (1)	$1	$2

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
We enter into foreign currency forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. As of July 1, 2022 and April 1, 2022, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Foreign exchange forward contracts gain (loss)	$(7)	$3
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	July 1, 2022	April 1, 2022
Foreign exchange forward contracts purchased	$156	$155
Foreign exchange forward contracts sold	$82	$191
Note 12. Restructuring and Other Costs
Our restructuring costs consist primarily of severance and termination benefits, contract cancellation charges, asset write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Contract cancellation charges primarily include penalties for early termination of contracts and write-offs of related prepaid assets. Other exit and disposal costs include costs to exit and consolidate facilities in connection with restructuring events.
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. These actions were completed in fiscal 2022. Any remaining costs or adjustments are immaterial. We incurred total costs of $24 million under the December 2020 Plan.
Restructuring and other costs summary
During the three months ended July 1, 2022 and July 2, 2021, we incurred total restructuring costs of $2 million and $7 million, respectively.

Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	July 1, 2022	July 2, 2021
Income (loss) before income taxes	$229	$252
Income tax expense (benefit)	$29	$71
Effective tax rate	13%	28%
Our effective tax rate for the three months ended July 1, 2022 differs from the federal statutory income tax rate primarily due to tax benefits related to the foreign currency remeasurement of an Irish deferred tax asset and discrete legal expenses booked during the quarter, partially offset by state taxes.
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
Note 14. Stockholders' Equity
Dividends
On August 4, 2022, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2022. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of July 1, 2022, we had $1,474 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the three months ended July 2, 2021.
The following table summarizes activity related to this program during the three months ended July 1, 2022:

Three Months Ended
(In millions, except per share amounts)	July 1, 2022
Number of shares repurchased	12
Average price per share	$24.35
Aggregate purchase price	$300
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 1, 2022	$(4)
Other comprehensive income (loss), net of taxes	(40)
Balance as of July 1, 2022	$(44)

Note 15. Stock-Based Compensation
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Cost of revenues	$1	$—
Sales and marketing	7	5
Research and development	6	6
General and administrative	10	9
Total stock-based compensation expense	$24	$20
Income tax benefit for stock-based compensation expense	$(4)	$(4)
As of July 1, 2022, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $213 million, which will be recognized over an estimated weighted-average amortization period of 2.4 years.
The following table summarizes additional information related to our stock-based awards:

	Three Months Ended
(In millions, except per grant data)	July 1, 2022	July 2, 2021
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$24.51	$21.29
Awards granted	2	3
Total fair value of awards released	$46	$49
Outstanding and unvested	6	6
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$33.04	$28.84
Awards granted	1	1
Total fair value of awards released	$2	$—
Outstanding and unvested at target payout	4	2
Dividend equivalent rights (DERs)
Our RSUs and PRUs contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of July 1, 2022 and April 1, 2022, current dividends payable related to DER was $3 million and $11 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $2 million, respectively, recorded as part of Other long-term liabilities.
Note 16. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of the shares underlying convertible debt and employee equity awards.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	July 1, 2022	July 2, 2021
Net income (loss)	$200	$181

Net income (loss) per share - basic	$0.35	$0.31
Net income (loss) per share - diluted	$0.33	$0.31

Weighted-average shares outstanding - basic	578	580
Dilutive potentially issuable shares:
Convertible debt	22	7
Employee equity awards	4	4
Weighted-average shares outstanding - diluted	604	591

Upon adoption of ASU 2020-06 under the modified retrospective method, we are required to apply the if-converted method to our calculation of diluted earnings per share. For the three months ended July 1, 2022, we adjust for the dilutive effect of the maximum number of potential shares to be issued upon settlement of our outstanding convertible debt instruments. Prior period earnings per share amounts are not restated under the modified retrospective method. For the three months ended July 2, 2021, the dilutive effect of our debt instruments is calculated using the treasury stock method, under which our convertible debt instruments generally had a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The adoption of ASU 2020-06 had a $0.01 impact on dilutive earnings per share for the three months ended July 1, 2022, with the dilutive shares underlying the convertible debt increasing by 18 million shares.
The conversion price of each convertible debt instrument applicable in the periods presented is as follows:

	Three Months Ended
	July 1, 2022	July 2, 2021
New 2.00% Convertible Senior Notes due August 15, 2022	$20.41	$20.41
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Consumer security	$413	$412
Identity and information protection	294	274
Total net revenues (1)	$707	$686

(1) During the three months ended July 1, 2022, total net revenues include an unfavorable foreign exchange impact of $27 million, consisting of $26 million from our consumer security solutions and $1 million from our identity and information protection solutions.
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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Americas	$508	$477
EMEA	120	127
APJ	79	82
Total net revenues (1)	$707	$686

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1) During the three months ended July 1, 2022, total net revenues include an unfavorable foreign exchange impact of $27 million, consisting of $16 million from EMEA and $11 million from APJ.
Revenues from customers inside the U.S. were $479 million and $456 million during the three months ended July 1, 2022 and July 2, 2021, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	July 1, 2022	April 1, 2022
U.S.	$597	$1,220
International	694	671
Total cash, cash equivalents and short-term investments	$1,291	$1,891

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	July 1, 2022	April 1, 2022
U.S.	$16	$16
Ireland	25	27
Germany	12	13
Other countries (1)	3	4
Total property and equipment, net	$56	$60

(1) No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	July 1, 2022	April 1, 2022
U.S.	$63	$66
Other countries (1)	7	8
Total operating lease assets	$70	$74

(1) No other individual country represented more than 10% of the respective totals.
Significant customers
No customer accounted for 10% or more of our net revenues during the three months ended July 1, 2022 and July 2, 2021. Customers which are distributors that accounted for over 10% of our net accounts receivable were as follows:

	July 1, 2022	April 1, 2022
Customer A	40%	41%
Customer B	10%	13%
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
A formal judgment has not yet been entered in the case. Post-verdict motions have been filed, and the Company intends to file an appeal challenging the verdict.
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $230 million, reflecting the jury award and prejudgment interest, which we have accrued. The jury’s verdict may be enhanced and, should it be upheld on appeal, could ultimately result in the payment of somewhere between one and three times the jury’s verdict, plus interest and attorneys’ fees. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
On November 22, 2021, investment funds managed by Orbis Investment Management Ltd. which previously opted out of the securities class action, filed suit under the Securities and Exchange Act of 1934, Arizona Securities Act, Arizona Consumer Fraud Act and certain common law causes of action to recover alleged damages for losses incurred by the funds for their purchases or acquisitions of our common stock during the class period. In the fourth quarter of fiscal 2022, we made an immaterial settlement offer in this matter, for which we have accrued. The Company’s Motion to Dismiss is now pending.
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
On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and the Company consented to proceed with a bench trial, which concluded on March 24, 2022. The Court has not yet issued its judgment and post-trial motions are pending.
On May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million, plus Relator’s statutory attorney’s fees with respect to the State of Florida’s claims. On February 28, 2022, we reached a settlement in principle with the State of New York and Relator to resolve all of the New York claims asserted in the litigation for $5 million.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended July 1, 2022 and July 2, 2021 each consisted of 13 and 13 weeks, respectively. Our 2023 fiscal year consists of 52 weeks and ends on March 31, 2023.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	July 1, 2022	July 2, 2021
Net revenues	$707	$686
Operating income (loss)	$261	$287
Net income (loss)	$200	$181
Net income (loss) per share - diluted	$0.33	$0.31
Net cash provided by (used in) operating activities	$215	$258

	As Of
(In millions)	July 1, 2022	April 1, 2022
Cash, cash equivalents and short-term investments	$1,291	$1,891
Contract liabilities	$1,220	$1,306
Below are our financial highlights for the first quarter of fiscal 2023, compared to the corresponding period in the prior year:
•Net revenues increased $21 million, due to higher sales in both our consumer security products and our identity and information protection products.
•Net income increased $19 million, primarily due to a decrease in income tax expense.
•Net income per share - diluted increased $0.02, due to the increase in net income, offset by the adoption of ASU 2020-06.
•Cash, cash equivalents and short-term investments decreased by $600 million compared to April 1, 2022, primarily due to the repayment of our Senior 3.95% Senior Notes and repurchases of common stock during the first three months of fiscal 2023.
•Contract liabilities decreased $86 million compared to April 1, 2022, primarily due to a decline in billings due to seasonality and fluctuations in foreign currency rates.

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
The Proposed Merger was approved by our Board of Directors and by our shareholders, the Board of Directors and shareholders of Avast and regulators including the Federal Trade Commission under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) and in Europe, the German Federal Cartel Office and the Spanish National Markets and Competition Commission. On August 3, 2022, the U.K. Competition and Markets Authority (CMA) provisionally cleared the Proposed Merger. Subject to final approval by the CMA and changes based on operational considerations mutually agreed upon by the parties and other requirements, the closing is anticipated to be between mid-September to early October 2022, given the CMA’s published schedule and the currently scheduled U.K. Court Hearing to approve the scheme.
COVID-19 UPDATE
The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. At the onset of the pandemic, to protect the health and well-being of our employees, partners and third-party service providers, we facilitated a work-from-home requirement for most employees and established site-specific COVID-19 prevention protocols. We continue to monitor the situation and over the past several months have adjusted our policies and protocols to reflect changes to public health regulations and guidance. Our offices are now open to employees on a voluntary basis. To date, we have not seen any meaningful negative impact on our employee productivity. Nevertheless, as more employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
While the COVID-19 pandemic has negatively impacted many sectors of the U.S. and global economies, the consumer Cyber Safety market experienced increased demand as the pandemic greatly accelerated the digital lives of people around the world. However, with the extended duration of the pandemic and the easing of prevention protocols and restrictions, we are seeing decreasing demand and increased competition. In addition, while we did not experience a material increase in cancellations by customers or a material reduction in retention rate in fiscal 2022 or in the first quarter of fiscal 2023, should the negative macroeconomic impacts of the COVID-19 pandemic persist or worsen, we may experience continued slowdowns in our business activity and an increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, ability to refinance our debt and our access to capital.

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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 1, 2022.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 1, 2022	July 2, 2021
Net revenues	100%	100%
Cost of revenues	14	15
Gross profit	86	85
Operating expenses:
Sales and marketing	22	23
Research and development	9	10
General and administrative	15	7
Amortization of intangible assets	3	3
Restructuring and other costs	0	1
Total operating expenses	49	43
Operating income (loss)	37	42
Interest expense	(4)	(5)
Other income (expense), net	0	0
Income (loss) before income taxes	32	37
Income tax expense (benefit)	4	10
Net income (loss)	28%	26%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended
(In millions, except for percentages)	July 1, 2022	July 2, 2021	Change in %
Net revenues	$707	$686	3%
Net revenues increased $21 million, primarily due to a $20 million increase in sales of our identity and information protection products. Net revenues were impacted by $27 million of foreign exchange headwinds, primarily in our consumer security solutions.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	July 1, 2022	July 2, 2021
Direct customer revenues (1)	$620	$611
Partner revenues	$88	$80
Average direct customer count	23.4	23.0
Direct customer count (at quarter end)	23.3	23.1
Direct average revenue per user (ARPU)	$8.82	$8.84

(1) Direct customer revenues during the three months ended July 1, 2022 and July 2, 2021 excludes a $1 million and $5 million reduction of revenue, respectively, from a contract liability purchase accounting adjustment. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
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
Net revenues by geographical region

	Three Months Ended
	July 1, 2022	July 2, 2021
Americas	72%	70%
EMEA	17%	19%
APJ	11%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three months ended July 1, 2022 remained consistent with the corresponding period in the prior year.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	July 1, 2022	July 2, 2021	Change in %
Cost of revenues	$102	$102	—%
Our cost of revenues remained relatively flat.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	July 1, 2022	July 2, 2021	Change in %
Sales and marketing	$156	$156	—%
Research and development	61	68	(10)%
General and administrative	104	45	131%
Amortization of intangible assets	21	21	—%
Restructuring and other costs	2	7	(71)%
Total operating expenses	$344	$297	16%

Sales and marketing expense, research and development expense and amortization of intangible assets remained relatively flat.
General and administrative expense increased $59 million, primarily due to a $52 million increase of a legal accrual, of which $45 million was prejudgment interest, relating to an ongoing patent infringement lawsuit and the corresponding legal fees. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for further information.
Restructuring and other costs decreased $5 million, in connection with the December 2020 Plan, which was completed in the fourth quarter of fiscal 2022 . See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of our restructuring activities.
Non-operating income (expense), net

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Interest expense	$(31)	$(32)
Interest income	2	—
Foreign exchange gain (loss)	(1)	1
Gain (loss) on early extinguishment of debt	—	(5)
Other	(2)	1
Total non-operating income (expense), net	$(32)	$(35)
Non-operating income (expense), net, remained relatively flat.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	July 1, 2022	July 2, 2021
Income (loss) before income taxes	$229	$252
Income tax expense (benefit)	$29	$71
Effective tax rate	13%	28%
Our effective tax rate for income for the three months ended July 1, 2022 differs from the federal statutory income tax rate primarily due to tax benefits related to the foreign currency remeasurement of an Irish deferred tax asset and discrete legal expenses booked during the quarter, partially offset by state taxes.
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
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	July 1, 2022	July 2, 2021
Net cash provided by (used in):
Operating activities	$215	$258
Investing activities	$4	$(1)
Financing activities	$(807)	$44
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities decreased by $43 million, primarily due to a decrease in accounts payable as a result of higher cash payments and a decrease in contract liabilities reflecting higher revenue recognized than billings compared to the first three months of fiscal 2022.
Cash from investing activities
Our cash flows provided by investing activities remained relatively flat.
Cash from financing activities
Our cash flows used in financing activities decreased $851 million, primarily due to the absence of proceeds from issuance of debt and the continuation of our stock repurchase program. The first three months of fiscal 2023 reflects the $400 million repayment of our 3.95% Senior Notes and $300 million of repurchases of common stock, compared to the $512 million of proceeds from the issuance of our Initial Term Loan which was partially offset by the $364 million settlement of our New 2.5% Convertible Notes during the first three months of fiscal 2022.
Cash and cash equivalents
As of July 1, 2022, we had cash, cash equivalents and short-term investments of $1,291 million, of which $694 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1 billion, which expires in May 2026.
On June 1, 2022, we fully repaid the principal and accrued interest under the 3.95% Senior Notes due June 2022, which had an aggregate principal amount outstanding of $400 million. In addition, we paid $7 million of accrued and unpaid interest through the redemption date.
Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.

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
Debt instruments
As of July 1, 2022, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	July 1, 2022
Term Loans	$1,703
Senior Notes	1,100
Convertible Senior Notes	525
Mortgage Loans	8
Total debt	$3,336
Our credit agreement maturing in May 2026 contains customary representations and warranties, non-financial covenants for financial reporting and affirmative and negative covenants, including compliance with specified financial ratios. As of July 1, 2022, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On August 4, 2022, we announced a cash dividend of $0.125 per share of common stock to be paid in September 2022. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Share repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of July 1, 2022, the remaining balance of our stock repurchase authorization was $1,474 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of July 1, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $556 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Commitments related to the principal payments of our debt instruments decreased $411 million from our Annual Report on Form 10-K for the fiscal year ended April 1, 2022 primarily due to the repayment of our 3.95% Senior Notes. There have been no other material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Under the terms of the Proposed Merger, we expect to pay a purchase price for the Avast shares ranging from $8.1 billion to $8.6 billion upon the completion of the transaction in late calendar year 2022. In conjunction with the Proposed Merger, we have secured debt under the Interim Facilities which will be available upon the close of the transaction. If the Proposed Merger is completed, our debt obligations will include principal and interest payments related to these credit facilities. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding this business combination and the related debt instruments.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our credit facility, will be sufficient to meet our working capital needs and support on-going business activities through at least the next 12 months and to meet our known long-term contractual obligations. We plan to finance the cash consideration payable to Avast primarily with borrowings under our Interim Facilities. We believe that our existing cash and cash to be generated by operations, along with amounts available under the new credit facility, will satisfy our long-term cash requirements for this transaction. However, our future liquidity and capital requirements may vary materially from those as of July 1, 2022 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk exposures during the first three months of fiscal 2023, as compared to those discussed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 1, 2022.
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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the first quarter of fiscal 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
It is currently anticipated that the Proposed Merger will be consummated in late calendar year 2022. Completion of the Proposed Merger is subject to, among other things, approval from the U.K. Competition and Markets Authority (the CMA) and other customary closing conditions for the acquisition of a UK public company, including the sanction of the UK’s High Court. All necessary regulatory approvals have been satisfied, with the exception of final approval required from the CMA, which has provisionally cleared the Proposed Merger on August 3, 2022. As a result, the possible timing and likelihood of completion are uncertain, and, accordingly, there can be no assurance that the Proposed Merger will be completed on the expected terms, on the anticipated schedule or at all. In addition, the CMA may require, in connection with granting its approval of the transaction, divestitures or ongoing restrictions on the operation of the combined business, each of which could have a material impact on the anticipated strategic benefits and synergies from the combination. Any delay in consummation of the Proposed Merger will result in greater transaction costs and professional fees and continue to expose us to market risk. If we fail to receive final approval from the CMA and cannot consummate the Proposed Merger, we may be required to pay Avast a break fee of up to $200 million under the Co-operation Agreement. If consummated, the success of the Proposed Merger will depend, in significant part, on our ability to successfully integrate Avast and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the addition of Avast and its subsidiaries represents an attractive opportunity to create a new, industry leading consumer Cyber Safety business, leveraging the established brands, technical expertise and innovation of both groups to deliver substantial benefits to consumers, shareholders and other stakeholders. Achieving these goals requires growth of the revenue of the combined company and realization of the targeted synergies expected from the Proposed Merger. This growth and the anticipated benefits of the Proposed Merger may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Proposed Merger within a reasonable time, our business, financial condition and operating results may be adversely affected.
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
The COVID-19 pandemic has had widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. At the onset of the pandemic, to protect the health and well-being of our employees, partners and third-party service providers, we facilitated a work-from-home requirement for most employees and established site-specific COVID-19 prevention protocols. We continue to monitor the situation and over the past several months have adjusted our policies and protocols to reflect changes to public health regulations and guidance. Our offices are now open to employees on a voluntary basis. To date, we have not seen any meaningful negative impact on our customer success efforts, sales and marketing efforts, or employee productivity. Nevertheless, as more employees, partners or third-party services providers return to work during the COVID-19 pandemic, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2022 or in the first quarter of fiscal 2023, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
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
As of July 1, 2022, we had an aggregate of $3,336 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of July 1, 2022, we have $1,474 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended July 1, 2022 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2, 2022 to April 29, 2022	—	$—	—	$1,774
April 30, 2022 to May 27, 2022	6	$24.17	6	$1,633
May 28, 2022 to July 1, 2022	6	$24.52	6	$1,474
Total number of shares repurchased	12		12

(1) The number of shares purchased is reported on trade date.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	Registrant’s Non-Employee Director Compensation Policy					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from NortonLifeLock Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

August 5, 2022