Form 10-Q
period 2022-09-30
Gen Digital Inc.
filed 2022-11-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to
Commission File Number 000-17781
Gen Digital Inc.
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
NortonLifeLock Inc.
  ________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol(s)	Name of each exchange on which registered
Common Stock,	par value $0.01 per share	GEN	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of November 4, 2022 was 651,359,881 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended September 30, 2022
“Gen,” “we,” “us,” “our,” and “the Company” refer to Gen Digital Inc. and all of its subsidiaries. Gen, the Gen Logo, the Checkmark Logo, Norton, LifeLock, the LockMan Logo, Avast, Piriform and AVG are trademarks or registered trademarks of Gen Digital Inc. or its affiliates in the United States (U.S.) and other countries. Other names may be trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	September 30, 2022	April 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,095	$1,887
Short-term investments	—	4
Accounts receivable, net	152	120
Other current assets	345	193
Assets held for sale	30	56
Total current assets	1,622	2,260
Property and equipment, net	108	60
Operating lease assets	50	74
Intangible assets, net	3,332	1,023
Goodwill	10,126	2,873
Other long-term assets	644	653
Total assets	$15,882	$6,943
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66	$63
Accrued compensation and benefits	111	81
Current portion of long-term debt	175	1,000
Contract liabilities	1,597	1,264
Current operating lease liabilities	24	18
Other current liabilities	852	639
Total current liabilities	2,825	3,065
Long-term debt	9,883	2,736
Long-term contract liabilities	87	42
Deferred income tax liabilities	392	75
Long-term income taxes payable	913	996
Long-term operating lease liabilities	41	75
Other long-term liabilities	43	47
Total liabilities	14,184	7,036
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 661 and 582 shares issued and outstanding as of September 30, 2022 and April 1, 2022, respectively	3,378	1,851
Accumulated other comprehensive income (loss)	(15)	(4)
Retained earnings (accumulated deficit)	(1,665)	(1,940)
Total stockholders’ equity (deficit)	1,698	(93)
Total liabilities and stockholders’ equity (deficit)	$15,882	$6,943
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net revenues	$748	$692	$1,455	$1,378
Cost of revenues	119	100	221	202
Gross profit	629	592	1,234	1,176
Operating expenses:
Sales and marketing	167	150	323	306
Research and development	73	66	134	134
General and administrative	110	63	214	108
Amortization of intangible assets	29	21	50	42
Restructuring and other costs	9	5	11	12
Total operating expenses	388	305	732	602
Operating income (loss)	241	287	502	574
Interest expense	(48)	(31)	(79)	(63)
Other income (expense), net	2	177	1	174
Income (loss) before income taxes	195	433	424	685
Income tax expense (benefit)	126	100	155	171
Net income (loss)	$69	$333	$269	$514

Net income (loss) per share - basic	$0.12	$0.57	$0.46	$0.88
Net income (loss) per share - diluted	$0.12	$0.56	$0.45	$0.87

Weighted-average shares outstanding:
Basic	590	582	583	581
Diluted	595	591	599	591
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income (loss)	$69	$333	$269	$514
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	29	(15)	(11)	(13)
Other comprehensive income (loss), net of taxes	29	(15)	(11)	(13)
Comprehensive income (loss)	$98	$318	$258	$501
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended September 30, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 1, 2022	571	$1,479	$(44)	$(1,734)	$(299)
Net income (loss)	—	—	—	69	69
Other comprehensive income (loss), net of taxes	—	—	29	—	29
Common stock issued under employee stock incentive plans	1	6	—	—	6
Repurchases of common stock	(5)	(104)	—	—	(104)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	29	—	—	29
Extinguishment of convertible debt	—	(100)	—	—	(100)
Merger consideration	94	2,141	—	—	2,141
Balance as of September 30, 2022	661	$3,378	$(15)	$(1,665)	$1,698

Six months ended September 30, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2022	582	$1,851	$(4)	$(1,940)	$(93)
Net income (loss)	—	—	—	269	269
Other comprehensive income (loss), net of taxes	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	3	6	—	—	6
Shares withheld for taxes related to vesting of restricted stock units	(1)	(16)	—	—	(16)
Repurchases of common stock	(17)	(404)	—	—	(404)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(146)	—	—	(146)
Stock-based compensation	—	53	—	—	53
Extinguishment of convertible debt	—	(100)	—	—	(100)
Cumulative effect adjustment from adoption of ASU 2020-06 (1)	—	(7)	—	6	(1)
Merger consideration	94	2,141	—	—	2,141
Balance as of September 30, 2022	661	$3,378	$(15)	$(1,665)	$1,698

(1) Effective on April 2, 2022, the Company adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method. See Note 2 for further information about this recently adopted guidance.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended October 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 2, 2021	581	$2,049	$49	$(2,595)	$(497)
Net income (loss)	—	—	—	333	333
Other comprehensive income (loss), net of taxes	—	—	(15)	—	(15)
Common stock issued under employee stock incentive plans	1	7	—	—	7
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	13	—	—	13
Balance as of October 1, 2021	582	$1,996	$34	$(2,262)	$(232)

Six months ended October 1, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income (loss)	—	—	—	514	514
Other comprehensive income (loss), net of taxes	—	—	(13)	—	(13)
Common stock issued under employee stock incentive plans	3	8	—	—	8
Shares withheld for taxes related to vesting of restricted stock units	(1)	(15)	—	—	(15)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(147)	—	—	(147)
Stock-based compensation	—	33	—	—	33
Extinguishment of convertible debt	—	(112)	—	—	(112)
Balance as of October 1, 2021	582	$1,996	$34	$(2,262)	$(232)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	September 30, 2022	October 1, 2021
OPERATING ACTIVITIES:
Net income	$269	$514
Adjustments:
Amortization and depreciation	78	71
Impairments and write-offs of current and long-lived assets	(5)	3
Stock-based compensation expense	53	33
Deferred income taxes	(51)	13
Loss (gain) on extinguishment of debt	9	5
Gain on sale of property	—	(175)
Non-cash operating lease expense	11	11
Other	(45)	5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	17	9
Accounts payable	(18)	27
Accrued compensation and benefits	3	(36)
Contract liabilities	(85)	(47)
Income taxes payable	(91)	(97)
Other assets	9	(5)
Other liabilities	(27)	(13)
Net cash provided by (used in) operating activities	127	318
INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(2)
Payments for acquisitions, net of cash acquired	(6,550)	(40)
Proceeds from the maturities and sales of short-term investments	4	4
Proceeds from the sale of property	—	355
Other	4	(4)
Net cash provided by (used in) investing activities	(6,546)	313
FINANCING ACTIVITIES:
Repayments of debt	(2,738)	(382)
Proceeds from issuance of debt, net of issuance costs	8,954	512
Net proceeds from sales of common stock under employee stock incentive plans	6	8
Tax payments related to vesting of restricted stock units	(16)	(14)
Dividends and dividend equivalents paid	(153)	(157)
Repurchases of common stock	(404)	—
Net cash provided by (used in) financing activities	5,649	(33)
Effect of exchange rate fluctuations on cash and cash equivalents	(22)	(5)
Change in cash and cash equivalents	(792)	593
Beginning cash and cash equivalents	1,887	933
Ending cash and cash equivalents	$1,095	$1,526
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
On August 10, 2021, we announced a transaction under which we intended to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Merger). On September 12, 2022, we completed the Merger with Avast, and its results of operations have been included in our Condensed Consolidated Statements of Operations beginning September 12, 2022. See Note 4 for further information about this business combination.
In connection with the Merger, effective November 7, 2022, we changed our corporate name from NortonLifeLock Inc. to Gen Digital Inc. (Gen).
Gen is a global, leading provider of consumer Cyber Safety solutions. Our portfolio provides protection across three Cyber Security categories: security, identity protection and online privacy. We help customers protect their computer and mobile devices from online threats, safeguard their identity and personal information and strengthen online privacy capabilities and functionalities.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022. The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six month periods in this report relate to fiscal periods ended September 30, 2022 and October 1, 2021. The three and six months ended September 30, 2022 and October 1, 2021 each consisted of 13 and 26 weeks, respectively. Our 2023 fiscal year consists of 52 weeks and ends on March 31, 2023.
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
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three and six months ended September 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022.

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
We adopted this standard as of April 2, 2022, the first day of fiscal 2023, using a modified retrospective method of transition, under which, financial results and earnings per share amounts reported in prior periods were not adjusted or restated in the Condensed Consolidated Financial Statements. As such, the new guidance was applied to the convertible debt instruments outstanding as of the beginning of this fiscal year, with the cumulative effect of adoption recognized through an adjustment to the opening balance of retained earnings. We increased the carrying amount of the New 2.0% Convertible Notes (as defined in Note 10) by approximately $1 million and reduced additional paid-in capital by approximately $7 million, net of tax. The net effect of these adjustments was recorded as an increase to retained earnings as of April 2, 2022.
Reference Rate Reform. In March 2020, the FASB issued new guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The standard was effective upon issuance and may generally be applied through December 31, 2022, to any new or amended contracts, hedging relationships and other transactions that reference LIBOR. As of September 30, 2022, we have fully transitioned to SOFR and no longer use LIBOR on any debt or contractual arrangements that are outstanding. Any future contracts, hedging relationships and other transactions will be SOFR denominated.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Condensed Consolidated Financial Statements and disclosures.
Note 3. Assets Held for Sale
Assets held for sale
During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year. However, the commercial real estate market continues to be adversely affected by the COVID-19 pandemic, which delayed the expected timing of such sales.
During the three months ended September 30, 2022, we determined certain land and buildings in Mountain View, California, which were previously reported as assets held for sale as of April 1, 2022, no longer qualify as held for sale classification. As a result, we reclassified the aggregate $26 million carrying value from assets held for sale to property and equipment, net, in our Condensed Consolidated Balance Sheets and recorded an immaterial catch-up depreciation adjustment, which is included in our Condensed Consolidated Statements of Operations.
We continue to actively market the remaining property for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell this property. As of September 30, 2022, this property remains classified as assets held for sale. During the three and six months ended September 30, 2022, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
Note 4. Business Combinations
Merger with Avast
On August 10, 2021, we announced a transaction under which we intended to acquire the entire issued and to be issued share capital of Avast plc, a public company incorporated in England and Wales (Avast and such transaction, the Merger). The Merger was implemented by means of a court-sanctioned scheme of arrangement under Part 26 of the UK Companies Act 2006 (the Scheme). Under the terms of the Merger, Avast shareholders were entitled to elect to receive, for each ordinary share of Avast held, in respect of their entire holding of Avast shares, either: (i) $7.61 in cash and 0.0302 of a new share of our common stock (such option, the Majority Cash Option); or (ii) $2.37 in cash and 0.1937 of a new share of our common stock (such option, the Majority Stock Option). Each Avast Director who held Avast shares elected for the Majority Stock Option in respect to their entire beneficial holdings of Avast shares.

The Merger was approved by our Board of Directors and by our shareholders, the Board of Directors and shareholders of Avast, and regulators including the Federal Trade Commission under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) and in Europe, the German Federal Cartel Office, the Spanish National Markets and Competition Commission and the U.K. Competition and Markets Authority.
Closing of Merger with Avast
On September 12, 2022, we completed the Merger with Avast, and as a result, we have changed our corporate name to Gen Digital Inc. and have become dual headquartered in Tempe, Arizona and Prague, Czech Republic. Avast is a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protect and enhance users’ online experiences. Combining Avast’s strength in privacy and our strength in identity will create a broad and complementary consumer product portfolio beyond core security and towards adjacent trust-based solutions. The Merger will provide greater geographic diversification and access to a larger user base and will accelerate the transformation of global consumer cyber safety.
Upon completion of the Merger, we acquired all of the outstanding common stock of Avast. Based on the election of the Avast shareholders, we paid cash consideration of approximately $6,913 million and issued 94,201,233 shares of our common stock to Avast shareholders. As a result, immediately following the closing of the Merger, Avast shareholders owned approximately 14% of our outstanding common stock. The fair value of our common stock provided in exchange for all outstanding ordinary shares of Avast was approximately $2,141 million.
Consideration transferred
The total consideration for the Merger with Avast was approximately $8,691 million, net of cash acquired, and consisted of the following:

(In millions)	September 12, 2022
Cash and equity consideration for outstanding Avast common shares (1)	$8,112
Repayment of outstanding Avast debt (2)	942
Total consideration	9,054
Cash acquired	363
Net consideration transferred	$8,691

(1) Represents the total value of cash paid and our common stock issued to Avast shareholders pursuant to the Majority Cash/Stock Option in the Scheme.
(2) Represents the cash consideration paid concurrent with the close of the Merger to retire certain Avast debt, including repayment of the associated principal, accrued interest, premiums and other costs.
Fair value of assets acquired and liabilities assumed
We accounted for the Merger as a business combination. The identifiable assets acquired and liabilities assumed of Avast were recorded at their estimated fair values as of the acquisition date and consolidated with those of our company. The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed, especially with respect to intangible assets. Third-party valuation specialists were also utilized for certain estimates.

Our preliminary allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, is as follows:

(In millions)	September 12, 2022
Assets:
Accounts receivable	$61
Other current assets	18
Property and equipment	31
Operating lease assets	18
Intangible assets	2,383
Goodwill	7,267
Other long-term assets	10
Total assets acquired	9,788
Liabilities:
Current liabilities	180
Contract liabilities	508
Operating lease liabilities	18
Long-term deferred tax liabilities	345
Other long-term obligations	46
Total liabilities assumed	1,097
Total purchase price	$8,691
The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized include intangible assets and certain tax and litigation matters.
The preliminary goodwill of $7,267 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the Merger, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our single reportable segment. Substantially all of the goodwill recognized is expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.
Preliminary identified intangible assets and their respective useful lives, as of September 12, 2022, are as follows:

(In millions, except for useful lives)	Fair Value	Weighted-Average Estimated Useful Life (Years)
Customer relationships (1)	$1,055	7 years
Developed technology (2)	1,244	6 years
Finite-lived trade names (2)	84	10 years
Total identified intangible assets	$2,383

(1) Customer relationships were valued using the multi-period excess earnings method, which is a form of the income approach that considers customer retention rate.
(2) Developed technology and finite-lived trade names were valued using the relief-from-royalty method, which is a form of the income approach that considers technology migration and probability of use, respectively.
Financing
In connection with the Merger, on September 12, 2022, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the Merger’s close. The proceeds were or will be used (i) to finance the cash consideration payable for the Merger, (ii) to repay in full and terminate all commitments under Avast’s credit facility, (iii) to pay expenses relating to the Merger, (iv) to add cash to the balance sheet and (v) for general corporate purposes and on-going business activities. See Note 10 for further information about these debt instruments and the related debt covenants.

In connection with the financing provided for Term B Facility, we incurred customary ticking fees with respect to the undrawn commitments that began accruing on the 61st day post-syndication. The ticking fees were payable at the per annum rate of (i) 50% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans for 61-90 days from January 28, 2022, the syndication date, and (ii) 100% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans on and after 91 days from the syndication date. Ticking fees were payable on the closing date of the transaction. During the three and six months ended September 30, 2022, we paid $31 million in ticking fees.
Impact on operating results
Our results of operations for the three and six months ended September 30, 2022 include $48 million of net revenues and $1 million of loss before income taxes attributable to Avast beginning September 12, 2022. Additionally, we recognized transaction and integration costs of $58 million and $21 million for the three months ended September 30, 2022 and October 1, 2021, respectively, and $66 million and $21 million for the six months ended September 30, 2022 and October 1, 2021, respectively. These costs were primarily associated with legal and professional services and other regulatory closing fees, which were expensed as incurred and included in general and administrative expenses in our Condensed Consolidated Statements of Operations.
On the closing date of the Merger, we also incurred $145 million of debt issuance costs associated with the senior credit facilities, of which $132 million was capitalized and recorded as a reduction of outstanding debt balances and $10 million was capitalized and included in Other long-term assets in our Condensed Consolidated Balance Sheets. The remaining $3 million was capitalized but immediately extinguished in conjunction with the termination of the Bridge Loan.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and six months ended September 30, 2022 and October 1, 2021, as if the Merger had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the Merger, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The following table summarizes the unaudited pro forma financial information:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net revenues	$930	$925	$1,873	$1,845
Net income (loss)	$(62)	$262	$47	$376
The unaudited pro forma financial information is provided for informational purposes only and are not indicative of future operations or results that would have been achieved had the Merger been completed as of the beginning of fiscal 2022.
Fiscal 2022 acquisition
On September 15, 2021, we completed an acquisition of an online reputation management and digital privacy solutions company for total aggregate consideration of $39 million, net of $1 million cash acquired. The purchase price was primarily allocated to intangible assets and goodwill. Our estimates and assumptions were subject to refinement within the measurement period, which is up to one year from the acquisition date. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. The measurement period ended on September 14, 2022.
Note 5. Revenues
Contract liabilities
During the three and six months ended September 30, 2022, we recognized $502 million and $875 million from the contract liabilities balances as of July 1, 2022 and April 1, 2022, respectively. During the three and six months ended October 1, 2021, we recognized $506 million and $858 million from the contract liabilities balances as of July 2, 2021 and April 2, 2021, respectively.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of September 30, 2022, we had $1,204 million of remaining performance obligations, excluding customer deposit liabilities of $480 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 1, 2022	$2,873
Merger with Avast	7,267
Translation adjustments	(14)
Balance as of September 30, 2022	$10,126
Intangible assets, net

	September 30, 2022			April 1, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,639	$(431)	$1,208	$583	$(382)	$201
Developed technology	1,461	(164)	1,297	217	(143)	74
Other	91	(3)	88	8	(3)	5
Total finite-lived intangible assets	3,191	(598)	2,593	808	(528)	280
Indefinite-lived trade names	739	—	739	743	—	743
Total intangible assets	$3,930	$(598)	$3,332	$1,551	$(528)	$1,023
As a result of our Merger with Avast, we recorded $2,383 million of acquired intangible assets during the three months ended September 30, 2022. See Note 4 for further information about this business combination.
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Customer relationships and other	$29	$21	$50	$42	Operating expenses
Developed technology	16	11	21	21	Cost of revenues
Total	$45	$32	$71	$63
As of September 30, 2022, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2023	$237
2024	461
2025	400
2026	394
2027	381
Thereafter	720
Total	$2,593

Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	September 30, 2022	April 1, 2022
Cash	$427	$609
Cash equivalents	668	1,278
Total cash and cash equivalents	$1,095	$1,887
Accounts receivable, net:

(In millions)	September 30, 2022	April 1, 2022
Accounts receivable	$153	$121
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$152	$120
Other current assets:

(In millions)	September 30, 2022	April 1, 2022
Prepaid expenses	$127	$107
Income tax receivable and prepaid income taxes	166	35
Other tax receivable	25	27
Other	27	24
Total other current assets	$345	$193
Property and equipment, net:

(In millions)	September 30, 2022	April 1, 2022
Land	$14	$2
Computer hardware and software	489	462
Office furniture and equipment	27	27
Buildings	40	27
Leasehold improvements	64	56
Construction in progress	1	1
Total property and equipment, gross	635	575
Accumulated depreciation and amortization	(527)	(515)
Total property and equipment, net	$108	$60
During the three months ended September 30, 2022, we reclassified $26 million of buildings and leasehold improvements, which were previously reported as held for sale as of April 1, 2022, to property and equipment, net. Adjustments associated with catch-up depreciation were immaterial. Refer to Note 3 for further information about our assets held for sale.
Other long-term assets:

(In millions)	September 30, 2022	April 1, 2022
Non-marketable equity investments	$182	$178
Long-term income tax receivable and prepaid income taxes	21	25
Deferred income tax assets	346	351
Long-term prepaid royalty	45	53
Other	50	46
Total other long-term assets	$644	$653
Short-term contract liabilities:

(In millions)	September 30, 2022	April 1, 2022
Deferred revenue	$1,117	$743
Customer deposit liabilities	480	521
Total short-term contract liabilities	$1,597	$1,264

Other current liabilities:

(In millions)	September 30, 2022	April 1, 2022
Income taxes payable	$232	$109
Other taxes payable	75	87
Accrued legal fees	300	273
Accrued royalties	50	49
Accrued interest	44	32
Other	151	89
Total other current liabilities	$852	$639
Long-term income taxes payable:

(In millions)	September 30, 2022	April 1, 2022
Deemed repatriation tax payable	$309	$437
Other long-term income taxes	9	3
Uncertain tax positions (including interest and penalties)	595	556
Total long-term income taxes payable	$913	$996
Other income (expense), net:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Interest income	$3	$—	$5	$—
Foreign exchange gain (loss)	2	1	1	2
Gain (loss) on early extinguishment of debt	(9)	—	(9)	(5)
Gain on sale of properties	—	175	—	175
Other	6	1	4	2
Other income (expense), net	$2	$177	$1	$174
Supplemental cash flow information:

	Six Months Ended
(In millions)	September 30, 2022	October 1, 2021
Income taxes paid, net of refunds	$295	$273
Interest expense paid	$63	$60
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$14
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$18	$35
Reduction of operating lease assets as a result of lease terminations and modifications	$30	$8
Non-cash investing and financing activities:
Extinguishment of debt with borrowings from same creditors	$—	$494
Non-cash consideration for the Merger with Avast	$2,141	$—
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

	September 30, 2022			April 1, 2022
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$668	$668	$—	$1,278	$1,278	$—
Corporate bonds	—	—	—	4	—	4
Total	$668	$668	$—	$1,282	$1,278	$4
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of September 30, 2022 and April 1, 2022, the carrying value of our non-marketable equity investments was $182 million and $178 million, respectively.
Current and long-term debt
As of September 30, 2022 and April 1, 2022, the total fair value of our fixed rate debt was $2,496 million and $2,021 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment and data center co-locations under operating leases that expire on various dates through fiscal 2028. Our leases generally have terms that range from 1 year to 8 years for our facilities, 1 year to 3 years for equipment and 1 year to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
The following summarizes our lease costs:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease costs	$3	$4	$7	$8
Short-term lease costs	—	1	1	2
Variable lease costs	2	2	3	3
Total lease costs	$5	$7	$11	$13
Other information related to our operating leases was as follows:

	Three Months Ended
	September 30, 2022	October 1, 2021
Weighted-average remaining lease term	3.2 years	4.9 years
Weighted-average discount rate	4.37%	4.05%
See Note 7 for cash flow information related to our operating leases.
As of September 30, 2022, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2023	$13
2024	25
2025	16
2026	8
2027	6
Thereafter	1
Total lease payments	69
Less: Imputed interest	(4)
Present value of lease liabilities	$65

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	September 30, 2022	April 1, 2022	Effective Interest Rate
3.95% Senior Notes due June 15, 2022	$—	$400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	—	525	2.62%
5.00% Senior Notes due April 15, 2025	1,100	1,100	5.00%
Initial Term Loan due May 7, 2026	—	1,010	LIBOR plus (3)
Delayed Term loan due May 7, 2026	—	703	LIBOR plus (3)
Term A Facility due September 12, 2027	3,910	—	SOFR + % (1)
6.75% Senior Notes due September 30, 2027	900	—	6.75%
Term B Facility due September 12, 2029	3,690	—	SOFR + % (2)
1.29% Avira Mortgage due December 30, 2029	4	5	1.29%
7.125% Senior Notes due September 30, 2030	600	—	7.13%
0.95% Avira Mortgage due December 30, 2030	3	4	0.95%
Total principal amount	10,207	3,747
Less: unamortized discount and issuance costs	(149)	(11)
Total debt	10,058	3,736
Less: current portion	(175)	(1,000)
Total long-term debt	$9,883	$2,736

(1) Term A Facility due 2027 bears interest at a rate equal to Term SOFR plus a credit spread adjustment (CSA) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
(2) Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
(3) The term loans bear interest at a rate equal to LIBOR plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
The interest rates for the outstanding term loans are as follows:

	September 30, 2022	April 1, 2022
Term A Facility due September 12, 2027	4.77%	—%
Term B Facility due September 12, 2029	4.85%	—%
Initial Term Loan due May 7, 2026	—%	1.75%
Delayed Term Loan due May 7, 2026	—%	1.75%
As of September 30, 2022, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2023	$59
2024	233
2025	234
2026	1,333
2027	233
Thereafter	8,115
Total future maturities of debt	$10,207
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
On September 12, 2022, we fully repaid the outstanding principal and accrued interest under the Initial Term Loan and Delay Draw Term Loan, which had an aggregate principal amount outstanding of $1,703 million. In addition, we paid $3 million of accrued and unpaid interest through the redemption date. The repayments resulted in a loss on extinguishment of $2 million. We also terminated our undrawn revolving line of credit of $1,000 million, resulting in a loss on extinguishment of $4 million.
Senior credit facilities
Upon the close of the Merger, on September 12, 2022, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the Merger’s close, resulting in a loss on extinguishment of $3 million. The Credit Agreement provides that we have the right at any time, subject to customary conditions, to request incremental revolving commitments and incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other provisions. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the outstanding principal and accrued interest of the existing credit facilities. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. The Revolving Facility and Term A Facility will mature in September 2027, and the Term Facility B will mature in September 2029; the senior credit facilities remain senior secured.
The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commence on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and Term A Facility without penalty. Prior to the six month anniversary of the Closing Date, any voluntary prepayment of outstanding principal balances under the Term B Facility is subject to a 1.00% premium; after such time, voluntary prepayment is permitted without penalty. As of September 30, 2022, there were no borrowings outstanding under our Revolving Facility.
Interest on borrowings under the Credit Agreement can be based on a base rate or the SOFR at our election. Based on our debt ratings and our consolidated leverage ratios as determined in accordance with the Credit Agreement, loans borrowed bear interest, in the case of base rate loans, at a per annum rate equal to the applicable base rate plus CSA plus a margin ranging from 0.125% to 0.75%, and in the case of the SOFR loans, SOFR, as adjusted for statutory reserves, plus a margin ranging from 1.125% to 1.75%.
Debt covenant compliance
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants. Each of the Revolving Facility and Term A Facility will be subject to a covenant that we maintain a consolidated leverage ratio less than or equal to (i) 6.0 to 1.0 from the Closing Date through the last day of the fourth full fiscal quarter following the Closing Date, (ii) 5.75 to 1.0 following the last day of the fourth fiscal quarter after the Closing Date through the last day of the eighth full fiscal quarter following the Closing Date and (iii) 5.25 to 1.0 for each fiscal quarter thereafter; provided that such maximum consolidated leverage ratio will increase to 5.75 to 1.0 for the four fiscal quarters ending immediately should we acquire property, business or assets in an aggregate amount greater than $250 million.
In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of September 30, 2022, we were in compliance with all debt covenants.
Senior notes
On June 1, 2022, we fully repaid the principal and accrued interest under the 3.95% Senior Notes due June 2022, which had an aggregate principal amount outstanding of $400 million. In addition, we paid $7 million of accrued and unpaid interest through the redemption date.

On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. They are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semi-annually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. We may redeem some or all of the 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 at any time. The First Call Dates of the 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 are September 30, 2024 and September 30, 2025, respectively.
New 2.0% Convertible Notes
As described in Note 2, on April 2, 2022, we adopted ASU 2020-06 using the modified retrospective method. Prior to the adoption of this guidance, we accounted for our convertible debt instruments under the cash conversion model, requiring the convertible notes to be separated into an equity and liability component. We recognized $56 million in equity, net of tax, which consisted of $9 million in debt discount, representing the difference between the fair value of the liability component and par value, and $47 million in substantial premium due to the fiscal year 2020 amendment, which was accounted for as a debt extinguishment and resulted in the recognition of the New 2.0% Convertible Notes.
Upon adoption of ASU 2020-06, the cash conversion model is now eliminated. We de-recognized the remaining unamortized debt discount of $1 million on the New 2.0% Convertible Notes and therefore will no longer recognize the related amortization as interest expense. Additionally, we recorded a cumulative adjustment to retained earnings of $6 million, net of tax, for the debt discount amortization incurred from issuance through April 2, 2022. The remaining $47 million of substantial premium will remain in equity, as the new guidance did not eliminate the substantial premium model for convertible instruments. Under this new guidance, the New 2.0% Convertible Notes included in our Condensed Consolidated Balance Sheet reflect the par value of the liability
On August 15, 2022, we settled the $525 million principal and conversion rights of our New 2.0% Convertible Notes in cash. The aggregate settlement amount of $630 million was based on $20.41 per underlying share into which the New 2.0% Convertible Notes were convertible. In addition, we paid $5 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $100 million.
Note 11. Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flow associated with changes in foreign currency exchange rates and interest rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate and interest rate movements. We do not use our derivative instruments for speculative trading purposes. By using derivative financial instruments to hedge exposures to changes in foreign exchange and interest rates, we are exposed to credit risk; however, we mitigate this risk by entering into hedging instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
Foreign currency exchange forward contracts
We conduct business in numerous currencies throughout our worldwide operations and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. We do not hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
As of September 30, 2022 and April 1, 2022, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Foreign exchange forward contracts gain (loss)	$(3)	$(3)	$(10)	$—
The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	September 30, 2022	April 1, 2022
Foreign exchange forward contracts purchased	$171	$155
Foreign exchange forward contracts sold	$48	$191
Note 12. Restructuring and Other Costs
Our restructuring costs generally consist of severance and termination benefits, contract cancellation charges, asset write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Contract cancellation charges primarily include penalties for early termination of contracts and write-offs of related prepaid assets. Other exit and disposal costs include costs to exit and consolidate facilities in connection with restructuring events.

September 2022 Plan
In connection with the Merger, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the Merger on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities. We expect that we will incur total costs up to $280 million, with $180 million and $100 million estimated to be incurred within the first and second full years, respectively, following the completion of the Merger. These actions are expected to be completed by fiscal 2024. As of September 30, 2022, we have incurred costs of $6 million related to the September 2022 Plan.
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. These actions were completed in fiscal 2022. Any remaining costs or adjustments are immaterial. We incurred total costs of $24 million under the December 2020 Plan.
Restructuring and other costs summary
During the three and six months ended September 30, 2022, we incurred total restructuring costs of $9 million and $11 million, respectively. During the three and six months ended October 1, 2021, we incurred total restructuring costs of $5 million and $12 million, respectively.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Income (loss) before income taxes	$195	$433	$424	$685
Income tax expense (benefit)	$126	$100	$155	$171
Effective tax rate	65%	23%	37%	25%
Our effective tax rate for the three and six months ended September 30, 2022 differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain items this quarter including the tax impacts of internal restructuring, deductibility of transaction costs from the Merger, and the limitations of foreign taxes due to the increase of interest expense.
Our effective tax rate for the three and six months ended October 1, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings.
We are a multinational company dual headquartered in the U.S. and Czech Republic, subject to tax in multiple U.S. and international tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Our results can also be impacted by the costs incurred and the potential deductibility of the expenses. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
In connection with the Merger, we established $345 million of net deferred tax liabilities primarily related to the excess of book basis over the tax basis of acquired identified intangible assets. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required.
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
Note 14. Stockholders' Equity
Dividends
On November 8, 2022, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2022. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the Merger will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.

Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of September 30, 2022, we had $1,370 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased in the prior fiscal year during the six months ended October 1, 2021.
The following table summarizes activity related to this program during the six months ended September 30, 2022:

Six Months Ended
(In millions, except per share amounts)	September 30, 2022
Number of shares repurchased	17
Average price per share	$23.60
Aggregate purchase price	$404
Subsequent to September 30, 2022, we executed repurchases of 14 million shares of our common stock for an aggregate amount of $308 million. As a result, we have $1,062 million remaining under our existing share repurchase program.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Gain (Loss)
Balance as of April 1, 2022	$(4)
Other comprehensive income (loss), net of taxes	(11)
Balance as of September 30, 2022	$(15)
Note 15. Stock-Based Compensation
Avast equity awards
In connection with the Merger, we assumed the outstanding equity awards under two of Avast’s equity incentive plans (the Avast Holding B.V. 2014 Share Option Plan and the Rules of the Avast plc Long Term Incentive Plan (collectively, the Avast Plans)), which consisted of 4 million unvested RSUs. The assumed RSUs generally retain the terms and conditions under which they were originally granted. We intend to grant all additional shares that remain available for issuance under the Avast Plans. Upon vesting, these assumed RSUs and any additional shares granted will settle into shares of our common stock. See Note 4 for further information about this business combination.
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of revenues	$1	$1	$2	$1
Sales and marketing	8	3	15	8
Research and development	6	3	12	9
General and administrative	14	6	24	15
Total stock-based compensation expense	$29	$13	$53	$33
Income tax benefit for stock-based compensation expense	$(4)	$(3)	$(8)	$(7)
As of September 30, 2022, the total unrecognized stock-based compensation costs related to our unvested stock-based awards was $297 million, which will be recognized over an estimated weighted-average amortization period of 2.2 years.

The following table summarizes additional information related to our stock-based awards:

	Six Months Ended
(In millions, except per grant data)	September 30, 2022	October 1, 2021
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$23.34	$21.55
Awards granted	6	3
Total fair value of awards released	$50	$51
Outstanding and unvested	10	5
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$30.47	$28.84
Awards granted	1	1
Total fair value of awards released	$4	$—
Outstanding and unvested at target payout	4	2
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except the 4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of September 30, 2022 and April 1, 2022, current dividends payable related to DER was $4 million and $11 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $2 million, respectively, recorded as part of Other long-term liabilities.
Note 16. Net Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of the shares underlying our employee equity awards and convertible debt until its extinguishment on August 15, 2022.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income (loss)	$69	$333	$269	$514

Net income (loss) per share - basic	$0.12	$0.57	$0.46	$0.88
Net income (loss) per share - diluted	$0.12	$0.56	$0.45	$0.87

Weighted-average shares outstanding - basic	590	582	583	581
Dilutive potentially issuable shares:
Convertible debt	2	7	12	7
Employee equity awards	3	2	4	3
Weighted-average shares outstanding - diluted	595	591	599	591

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	—	1	—	1
Total	—	1	—	1
Upon adoption of ASU 2020-06 under the modified retrospective method, we are required to apply the if-converted method to our calculation of diluted earnings per share. For the three and six months ended September 30, 2022, we adjust for the dilutive effect of the maximum number of potential shares to be issued upon settlement of our outstanding convertible debt instruments. Prior period earnings per share amounts are not restated under the modified retrospective method. For the three and six months ended October 1, 2021, the dilutive effect of our debt instruments is calculated using the treasury stock method, under which our convertible debt instruments generally had a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The initial adoption of ASU 2020-06 had a $0.01 impact on dilutive earnings per share, with the dilutive shares underlying the convertible debt increasing by 18 million shares.

Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Consumer security revenues	$436	$404	$838	$805
Identity and information protection revenues	298	277	592	551
Total Cyber Safety revenues	734	681	1,430	1,356
Legacy revenues	14	11	25	22
Total net revenues (1)	$748	$692	$1,455	$1,378

(1) During the three months ended September 30, 2022, total net revenues include an unfavorable foreign exchange impact of $31 million, consisting of $30 million from our consumer security solutions and $1 million from our identity and information protection solutions. During the six months ended September 30, 2022, total net revenues include an unfavorable foreign exchange impact of $58 million, consisting of $56 million from our consumer security solutions, $1 million from our identity and information protection solutions and $1 million from our legacy solutions.
From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. The changes have been reflected for all periods presented above. Consumer security includes revenues from our Norton 360 Security offerings, Norton Security, Avast Security offerings, Norton Secure VPN, Avira Security and other consumer security and device performance solutions through our direct, partners and small business channels. Identity and information protection includes revenues from our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other information protection and privacy solutions. Legacy includes revenues from products or solutions that are no longer in operations in exited markets, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Americas	$529	$485	$1,037	$962
EMEA	139	125	259	252
APJ	80	82	159	164
Total net revenues (1)	$748	$692	$1,455	$1,378

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1) During the three months ended September 30, 2022, total net revenues include an unfavorable foreign exchange impact of $31 million, consisting of $18 million from EMEA and $13 million from APJ. During the six months ended September 30, 2022, total net revenues include an unfavorable foreign exchange impact of $58 million, consisting of $34 million from EMEA and $24 million from APJ.
Revenues from customers inside the U.S. were $493 million and $972 million during the three and six months ended September 30, 2022, respectively, and $460 million and $916 million during the three and six months ended October 1, 2021, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	September 30, 2022	April 1, 2022
U.S.	$644	$1,220
International	451	671
Total cash, cash equivalents and short-term investments	$1,095	$1,891

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	September 30, 2022	April 1, 2022
U.S.	$43	$16
Ireland	25	27
Czech Republic	24	—
Germany	12	13
Other countries (1)	4	4
Total property and equipment, net	$108	$60

(1) No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	September 30, 2022	April 1, 2022
U.S.	$30	$66
Czech Republic	11	—
Other countries (1)	9	8
Total operating lease assets	$50	$74

(1) No other individual country represented more than 10% of the respective totals.
Significant customers
No customer accounted for 10% or more of our net revenues during the six months ended September 30, 2022 and October 1, 2021. Customers which are distributors that accounted for over 10% of our total accounts receivable were as follows:

	September 30, 2022	April 1, 2022
Customer A	14%	23%
Customer B	18%	—%
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
Litigation contingencies
Trustees of the University of Columbia in the City of New York v. NortonLifeLock
As previously disclosed in our public filings, on May 2, 2022, a jury returned its verdict in a patent infringement case filed in 2013 by the Trustees of Columbia University in the City of New York (Columbia) in the U.S. District Court for the Eastern District of Virginia. Columbia originally brought suit alleging infringement of six patents owned by the university. We won a favorable claim construction order on all six patents, and the claim construction was upheld by the Federal Circuit in 2016 on all but U.S. Patent Nos. 8,601,322 and 8,074,115. We also sought inter partes review by the Patent Trial and Appeal Board of the claims of the ‘322 and ‘115 Patents and all but two claims of the ‘322 Patent and three claims of the ‘115 Patent were invalidated. The remaining claims of the ‘322 and ‘115 Patents were the only claims that remained in suit at trial.
The jury found that our Norton Security products and Symantec Endpoint Protection products (the latter of which were sold by us to Broadcom as part of an Asset Purchase Agreement dated November 4, 2019) willfully infringe the ‘322 and ‘115 Patents through the use of SONAR/BASH behavioral protection technology. The jury awarded damages in the amount of $185 million. Columbia did not seek injunctive relief against us. We intend to cease use of the technology found by the jury to infringe. The jury also found that we did not fraudulently conceal its prosecution of U.S. Patent No. 8,549,643 but did find that two Columbia professors were coinventors of this patent. No damages were awarded related to this patent.
A formal judgment has not yet been entered in the case. Post-verdict motions have been filed, and we intend to file an appeal challenging the verdict.
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $233 million, reflecting the jury award and prejudgment interest, which we have accrued. The jury’s verdict may be enhanced and, should it be upheld on appeal, could ultimately result in the payment of somewhere between one and three times the jury’s verdict, plus interest and attorneys’ fees. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
Securities Class Action and Derivative Litigation
Securities class action lawsuits, which have since been consolidated, were filed in May 2018 against us and certain of our former officers, in the U.S. District Court for the Northern District of California. The lead plaintiff’s consolidated amended complaint alleged that, during a purported class period of May 11, 2017 to August 2, 2018, defendants made false and misleading statements in violation of Sections 10(b) and 20(a), and that certain individuals violated Section 20A, of the Securities Exchange Act of 1934, as amended (the Exchange Act). Defendants filed motions to dismiss, which the Court granted in an order dated June 14, 2019. Pursuant to that order, plaintiff filed a motion seeking leave to amend and a proposed first amended complaint on July 11, 2019. The Court granted the motion in part on October 2, 2019, and the first amended complaint was filed on October 11, 2019. The Court’s order dismissed certain claims against certain of our former officers. Defendants filed answers on November 7, 2019. On April 20, 2021, to resolve an alleged conflict of interest raised with respect to the lead plaintiff and its counsel, the Court ordered a second Class Notice disclosing the circumstances of the alleged conflict and providing a further period for class members to opt out, which closed on July 2, 2021. The initial class opt out period closed on August 25, 2020.
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, subject to Court approval and exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70 million, $67.1 million was covered under the applicable insurance policy with the remainder to be paid by us. The Court approved the settlement on February 12, 2022.
On November 22, 2021, investment funds managed by Orbis Investment Management Ltd. which previously opted out of the securities class action, filed suit under the Exchange Act of 1934, the Arizona Securities Act, the Arizona Consumer Fraud Act and certain common law causes of action to recover alleged damages for losses incurred by the funds for their purchases or acquisitions of our common stock during the class period. In the fourth quarter of fiscal 2022, we made an immaterial settlement offer in this matter, for which we have accrued. Our Motion to Dismiss is now pending.
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
In 2012, a sealed civil lawsuit was filed against us related to compliance with the GSA Schedule contract and contracts with California, Florida, and New York. On July 18, 2014, the Court-imposed seal expired, and the government intervened in the lawsuit. On September 16, 2014, the states of California and Florida intervened in the lawsuit, and the state of New York notified the Court that it would not intervene. On October 3, 2014, the DOJ filed an amended complaint, which did not state a specific damages amount. On October 17, 2014, California and Florida combined their claims with those of the DOJ and the relator on behalf of New York in an Omnibus Complaint, and a First Amended Omnibus Complaint was filed on October 8, 2015; the state claims also do not state specific damages amounts. On June 6, 2019, we filed a motion seeking summary judgment on all claims asserted by all plaintiffs, and the plaintiffs filed a motion for partial summary judgment on elements of liability on their claims. On October 21, 2019, the DOJ moved for a Prejudgment Writ of Sequestration for us to set aside $1,090 million to pay a judgment, should the United States prevail in this litigation, under the Federal Debt Collection Procedures Act. The Writ was sought in response to our announcement of our plans to distribute the after-tax proceeds of the sale of the Symantec enterprise business to Broadcom to our shareholders via a special dividend. The Court denied the Writ on December 12, 2019, on the basis of the government’s failure to establish the “probable validity” of the debt, the amount sought to be sequestered, and our available cash, cash equivalents and short-term investments. The Court permitted the DOJ limited discovery of facts relevant to our financial state and financial projections and the option to renew its motion if appropriate and supported by the analysis of its own financial expert. That discovery period has now closed. On March 30, 2020, the Court issued an Order granting in part and denying in part our motion for summary judgment and granting in part and denying in part the United States’ motion for partial summary judgment. On September 30, 2020, we filed a Motion for Reconsideration of certain rulings in the Court’s March 30 Summary Judgment Order. A second Motion for Reconsideration of certain rulings in the Summary Judgement Order based on significant change in the law was filed on July 23, 2021. Both Motions for Reconsideration were denied. Court ordered mediations in July 2020 and February 2021 were not successful.
On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and we consented to proceed with a bench trial, which concluded on March 24, 2022. The Court has not yet issued its judgment and post-trial motions are pending.
On May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million, plus the relator’s statutory attorney’s fees with respect to the State of Florida’s claims. On February 28, 2022, we reached a settlement in principle with the State of New York and the relator to resolve all of the New York claims asserted in the litigation for $5 million.
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
Jumpshot Matters
At the end of 2019, Avast came under media scrutiny for provision of Avast customer data to its data analytics subsidiary Jumpshot Inc. Jumpshot was a subsidiary of Avast with its own management team and technical experts. Avast announced the decision to terminate its provision of data to, and wind down, Jumpshot on January 30, 2020. As Avast has previously disclosed, it has been in communication with certain regulators and authorities prior to completion of the Merger, and we will continue cooperating fully in respect of all regulatory enquiries.
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot's past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. On October 29, 2021, staff at the FTC sent Avast a draft complaint and proposed settlement order. We have been engaged in ongoing negotiations with the FTC staff regarding the scope and terms of the proposed settlement. Any negotiated settlement with the FTC, or absent settlement, any litigation or other legal proceeding between us and the FTC could result in material monetary remedies and/or compliance requirements that impose significant and material cost and resource burdens on us, and may impact our ability to use data in the future. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this investigation or estimate the range of any potential loss. On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, which remain ongoing and we continue to evaluate our options including an appeal of any findings and assessments.
In addition, we received a letter and notification before action from Stichting CUIC – Privacy Foundation for Collective Redress, a Dutch foundation (the Foundation). The Foundation has asserted it represents the interests of Avast customers in the Netherlands whose data was provided to Jumpshot and that by doing so Avast violated the requirements of the GDPR and other provisions in Dutch and European Union privacy and consumer law entitling those customers to damages and other compensation, all of which we dispute. No specific amount of damages has been alleged and to date, no action has been filed. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this notification before action or estimate the range of any potential loss.
The outcome of the regulatory proceedings, government enforcement actions and litigation is difficult to predict, and the cost to defend, settle or otherwise resolve these matters may be significant. Plaintiffs or regulatory agencies or authorities in these matters may seek recovery of large or indeterminate amounts or seek to impose sanctions, including significant monetary penalties, as well as equitable relief. The monetary and other impact of these litigations, proceedings or actions may remain unknown for substantial periods of time. Further, an unfavorable resolution of litigations, proceedings or actions could have a material adverse effect on our business, financial condition, and results of operations and cash flows. The amount of time that will be required to resolve these matters is unpredictable, and these matters may divert management’s attention from the day-to-day operations of our business. Any future investigations or additional lawsuits may also adversely affect our business, financial condition, results of operations and cash flows.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including the recent Merger with Avast and related financing), divestitures, restructurings, stock repurchases, and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our solutions; anticipated tax rates, benefits and expenses; the impact of the COVID-19 pandemic on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A, of this Quarterly Report on Form 10-Q. We encourage you to read that section carefully.
OVERVIEW
Gen is a global, leading provider of consumer Cyber Safety solutions, empowering over 500 million users in more than 150 countries. Our portfolio provides protection across three Cyber Security categories: security, identity protection and online privacy. We help customers protect their computer and mobile devices from online threats, safeguard their identity and personal information and strengthen online privacy capabilities and functionalities.
Merger with Avast
On September 12, 2022, we completed the Merger with Avast with the issuance of 94,201,233 shares of our common stock to Avast shareholders and cash consideration of $6,913 million, which includes repayment of Avast’s outstanding debt. As a result, we have changed our corporate name to Gen Digital Inc. and have become dual headquartered in Tempe, Arizona and Prague, Czech Republic. Avast is a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protect and enhance users’ online experiences. Combining Avast’s strength in privacy and our strength in identity will create a broad and complementary consumer product portfolio beyond core security and towards adjacent trust-based solutions. This Merger will provide greater geographic diversification and access to a larger user base and will accelerate the transformation of global consumer cyber safety. All financial information related to Avast that is discussed below in key financial metrics, results of operations and liquidity and capital resources is inclusive as of the Closing Date.

Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended September 30, 2022 and October 1, 2021 each consisted of 13 and 26 weeks, respectively. Our 2023 fiscal year consists of 52 weeks and ends on March 31, 2023.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net revenues	$748	$692	$1,455	$1,378
Operating income (loss)	$241	$287	$502	$574
Net income (loss)	$69	$333	$269	$514
Net income (loss) per share - diluted	$0.12	$0.56	$0.45	$0.87
Net cash provided by (used in) operating activities	$(88)	$60	$127	$318

	As Of
(In millions)	September 30, 2022	April 1, 2022
Cash, cash equivalents and short-term investments	$1,095	$1,891
Contract liabilities	$1,684	$1,306
Below are our financial highlights for the second quarter of fiscal 2023, compared to the corresponding period in the prior year:
•Net revenues increased $56 million, due to revenue attributable to Avast and higher sales in our identity and information protection products.
•Operating income decreased $46 million, primarily due to the increase in transaction and integration costs related to the Merger. We anticipate an initial increase in our operating costs, which we expect to decrease as we realize synergies as a combined company.
•Net income decreased $264 million and Net income per share - diluted decreased 0.44, primarily due to the increases in operating costs, non-operating other expense and income tax expense.
Below are our financial highlights for the first six months of fiscal 2023, compared to the corresponding period in the prior year:
•Net revenues increased $77 million, due to revenue attributable to Avast and higher sales in our identity and information protection products.
•Operating income decreased $72 million, primarily due to the increase in transaction and integration costs related to the Merger. We anticipate an initial increase in our operating costs, which we expect to decrease as we realize synergies as a combined company.
•Net income decreased $245 million and Net income per share - diluted decreased $0.42, primarily due to the increases in operating costs, non-operating other expense and income tax expense.
•Cash, cash equivalents and short-term investments decreased by $796 million compared to April 1, 2022, primarily due to the completion of the Merger and repurchases of our common stock, offset by proceeds from the issuance of the senior credit facilities and the two senior unsecured notes.
•Contract liabilities increased $378 million compared to April 1, 2022, primarily due to contract liabilities assumed as part of the Merger, partially offset by seasonally lower billings than recognized revenue during the period.
The Merger has altered the size and scope of our operations, impacting our assets, liabilities, obligations, capital requirements and performance measures. We expect the key financial metrics and results of operations of the combined company to be materially different than the trends experienced during the three and six months ended September 30, 2022. As a combined company, we expect to achieve synergies, rapidly launch a broad and innovative product portfolio, expand into new and diversified sales channels and enhance customer experience and retention. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about this business combination.
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
RUSSIA-UKRAINE CONFLICT
Due to the ongoing conflict between Russia and Ukraine and the related sanctions and other penalties imposed on Russia and Belarus by the United States, the European Union, the United Kingdom and other countries, we suspended our business operations in Russia commencing in the fourth quarter of fiscal 2022. We do not have operations or employees in Ukraine. The suspension of our business operations in Russia has not had a material impact on our business, financial condition, or results of operations as our operations in Russia and our sales to customers in Russia and Belarus do not constitute a material portion of our business. Further, unless and until the U.S. government lifts its sanctions on Russia and Belarus, which are restricting the export of a broad range of U.S. technologies to those countries, we will continue to be unable to ship such technologies or provide support to anyone in Russia or Belarus. We are actively monitoring the Russia-Ukraine conflict and the potential impact it could have on our business, employees and our ability to sell our products and services to our customers. See Part II, Item 1A, Risk Factors for further discussion of the possible impact of the Russia-Ukraine Conflict on our business, operations and financial condition.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended September 30, 2022.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net revenues	100%	100%	100%	100%
Cost of revenues	16	14	15	15
Gross profit	84	86	85	85
Operating expenses:
Sales and marketing	22	22	22	22
Research and development	10	10	9	10
General and administrative	15	9	15	8
Amortization of intangible assets	4	3	3	3
Restructuring and other costs	1	1	1	1
Total operating expenses	52	44	50	44
Operating income (loss)	32	41	35	42
Interest expense	(6)	(4)	(5)	(5)
Other income (expense), net	—	26	—	13
Income (loss) before income taxes	26	63	29	50
Income tax expense (benefit)	17	14	11	12
Net income (loss)	9%	48%	18%	37%

Note: Percentages may not add due to rounding.

Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 30, 2022	October 1, 2021	Change in %	September 30, 2022	October 1, 2021	Change in %
Net revenues	$748	$692	8%	$1,455	$1,378	6%
Three Months Ended September 30, 2022 Compared with Three Months Ended October 1, 2021
Net revenues increased $56 million, primarily due to $48 million of revenue attributable to Avast and an increase in sales of our identity and information protection products. Net revenues were impacted by $31 million of foreign exchange headwinds, primarily in our consumer security solutions.
Six Months Ended September 30, 2022 Compared with Six Months Ended October 1, 2021
Net revenues increased $77 million, primarily due to $48 million of revenue attributable to Avast and an increase in sales of our identity and information protection products. Net revenues were impacted by $58 million of foreign exchange headwinds, primarily in our consumer security solutions.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended (2)
(In millions, except for per user amounts)	September 30, 2022 (3)	October 1, 2021
Direct customer revenues (1)	$660	$619
Partner revenues	$74	$64
Total Cyber Safety revenues	$734	$683
Legacy revenues	$14	$12
Direct customer count (at quarter end)	38.6	24.0
Direct average revenue per user (ARPU)	$6.98	$8.63

(1) Direct customer revenues during the three months ended October 1, 2021 excludes a $3 million reduction of revenue, from contract liability purchase accounting adjustments. We believe that eliminating the impact of these adjustments improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
(2) From time to time, changes in our product hierarchy cause changes to the revenue channels above. When changes occur, we recast historical amounts to match the current revenue channels. Direct revenues currently includes Mobile App Store customers, and legacy revenues includes revenues from products or solutions that are no longer in operations in exited markets, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions. As such, the changes to historical revenue amounts and the other performance metrics, including direct customer count and ARPU, are reflected for all periods presented above.
(3) The performance metrics for the three months ended September 30, 2022 include the revenues earned and customers acquired through our Merger with Avast. ARPU is based on average customer count and assumes full quarter of revenue for both companies.
We define direct customer revenues as revenues from sales of our consumer solutions to direct customers, which we define as active paid users who have a direct billing relationship with the Company at the end of the reported period. We exclude users on free trials and users who have indirectly purchased our product or services through partners unless such users convert or renew their subscription directly with us, or sign up for a paid membership through our web store or third party app stores.
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

Net revenues by geographical region

	Three Months Ended		Six Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Americas	71%	70%	71%	70%
EMEA	18%	18%	18%	18%
APJ	11%	12%	11%	12%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and six months ended September 30, 2022 remained consistent with the corresponding period in the prior year.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 30, 2022	October 1, 2021	Change in %	September 30, 2022	October 1, 2021	Change in %
Cost of revenues	$119	$100	19%	$221	$202	9%
Three Months Ended September 30, 2022 Compared with Three Months Ended October 1, 2021
Our cost of revenues increased $19 million, primarily due to higher revenue share costs and payment processing fees associated with year-over-year business growth and costs incurred by Avast subsequent to the completion of the Merger.
Six Months Ended September 30, 2022 Compared with Six Months Ended October 1, 2021
Our cost of revenues increased $19 million, primarily due to higher revenue share costs and payment processing fees associated with year-over-year business growth and costs incurred by Avast subsequent to the completion of the Merger.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 30, 2022	October 1, 2021	Change in %	September 30, 2022	October 1, 2021	Change in %
Sales and marketing	$167	$150	11%	$323	$306	6%
Research and development	73	66	11%	134	134	0%
General and administrative	110	63	75%	214	108	98%
Amortization of intangible assets	29	21	38%	50	42	19%
Restructuring and other costs	9	5	80%	11	12	(8)%
Total operating expenses	$388	$305	27%	$732	$602	22%
Three Months Ended September 30, 2022 Compared with Three Months Ended October 1, 2021
Sales and marketing expense increased $17 million, primarily due an increase in stock-based compensation charges and the additional expenses incurred by Avast subsequent to the completion of the Merger.
General and administrative expense increased $47 million, primarily due to transaction and integration costs incurred in connection with the Merger, which consisted of legal and professional services and other regulatory closing fees.
Research and development, amortization of intangible assets and restructuring and other costs remained relatively flat.
Six Months Ended September 30, 2022 Compared with Six Months Ended October 1, 2021
Sales and marketing expense increased $17 million, primarily due an increase in stock-based compensation charges and the additional expenses incurred by Avast subsequent to the completion of the Merger.
General and administrative expense increased $106 million, primarily due to transaction and integration costs incurred in connection with the Merger and a $54 million legal accrual, of which $47 million was prejudgment interest, relating to an ongoing patent infringement lawsuit and the corresponding legal fees.
Research and development, amortization of intangible assets and restructuring and other costs remained relatively flat.

Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Interest expense	$(48)	$(31)	$(79)	$(63)
Interest income	3	—	5	—
Foreign exchange gain (loss)	2	1	1	2
Gain (loss) on early extinguishment of debt	(9)	—	(9)	(5)
Gain on sale of properties	—	175	—	175
Other	6	1	4	2
Total non-operating income (expense), net	$(46)	$146	$(78)	$111
Three Months Ended September 30, 2022 Compared with Three Months Ended October 1, 2021
Non-operating income (expense), net, increased by $192 million in expense, primarily due to the $175 million gain on sale of certain land and buildings in Mountain View, California during the second quarter of fiscal 2022 and an increase in interest expense during the second quarter of fiscal 2023 associated with our new senior credit facilities and two unsecured senior notes.
Six Months Ended September 30, 2022 Compared with Six Months Ended October 1, 2021
Non-operating income (expense), net, increased by $189 million in expense, primarily due to the absence of the $175 million gain on sale of certain land and buildings in Mountain View, California during the second quarter of fiscal 2022 and an increase in interest expense during the second quarter of fiscal 2023 associated with our new senior credit facilities and two unsecured senior notes.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Income (loss) before income taxes	$195	$433	$424	$685
Income tax expense (benefit)	$126	$100	$155	$171
Effective tax rate	65%	23%	37%	25%
Our effective tax rate for income for the three and six months ended September 30, 2022 differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain discrete items this quarter including the tax impacts of internal restructuring, deductibility of transaction costs from the Merger, and the limitations of foreign taxes due to the increase of interest expense.
Our effective tax rate for the three and six months ended October 1, 2021 differs from the federal statutory income tax rate primarily due to state taxes and U.S. taxation on foreign earnings.
We are a multinational company dual headquartered in the U.S. and Czech Republic, subject to tax in multiple U.S. and international tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Our results can also be impacted by the costs incurred and the potential deductibility of the expenses. Any change in our mix of earnings is dependent upon many factors and therefore, is difficult to predict.
In connection with the Merger, we established $345 million of net deferred tax liabilities primarily related to the excess of book basis over the tax basis of acquired identified intangible assets. The net deferred tax liabilities are based upon certain assumptions underlying our preliminary purchase price allocation. Upon finalization of the purchase price allocation, additional adjustments to the amount of our net deferred taxes may be required.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the Merger through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of September 30, 2022 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	September 30, 2022	October 1, 2021
Net cash provided by (used in):
Operating activities	$127	$318
Investing activities	$(6,546)	$313
Financing activities	$5,649	$(33)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities decreased by $191 million, primarily due to an increase of cash payments during the first six months of fiscal 2023, including payments of federal income taxes, debt interest, and transaction costs and other regulatory closing fees in connection with the Merger, all of which was partially offset by collections of receivables.
Cash from investing activities
Our cash flows used in investing activities increased by $6,859 million, primarily due to the $6,550 million total cash consideration paid for the Avast Merger, net of $363 million cash acquired and $2,141 million non-cash consideration transferred, as well as the absence of $355 million in proceeds from the sale of certain Mountain View, California properties during the first six months of fiscal 2022.
Cash from financing activities
Our cash flows provided by financing activities increased $5,682 million, primarily due to proceeds from the issuance of debt, partially offset by repayment of debt and the continuation of our stock repurchase program. The first six months of fiscal 2023 reflects $8,954 million of aggregate proceeds: $3,910 million from Term Facility A, $3,690 million from Term Facility B, $900 million from the 6.75% Senior Notes and $600 million from the 7.125% Senior Notes, net of $146 million of debt issuance costs. This was partially offset by the $400 million repayment of our 3.95% Senior Notes, $1,010 million repayment of our Initial Draw Term Loan, $703 million repayment of our Delayed Draw Term Loan and the settlement of the $525 million principal and $100 million equity rights associated with our New 2.0% Convertible Notes. In contrast, the first three months of fiscal 2022 reflects $512 million of proceeds from the issuance of our Initial Term Loan, partially offset by the $364 million settlement of our New 2.5% Convertible Notes.
Cash and cash equivalents
As of September 30, 2022, we had cash, cash equivalents and short-term investments of $1,095 million, of which $451 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.

Debt
On June 1, 2022, we fully repaid the principal and accrued interest under the 3.95% Senior Notes due June 2022, which had an aggregate principal amount outstanding of $400 million. In addition, we paid $7 million of accrued and unpaid interest through the redemption date.
On August 15, 2022, we settled the $525 million principal and conversion rights of our New 2.0% Convertible Notes in cash. The aggregate settlement amount of $630 million was based on $20.41 per underlying share into which the New 2.0% Convertible Notes were convertible. In addition, we paid $5 million of accrued and unpaid interest through the date of settlement.
On September 12, 2022, upon close of the Merger with Avast, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the Merger’s close. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the outstanding principal of $1,703 million and accrued and unpaid interest of $3 million under the Initial Term Loan and Delay Draw Term Loan from the existing credit facilities. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. During three and six months ended September 30, 2022, we paid an aggregate $145 million in debt issuance costs associated with the senior credit facilities.
On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. They are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semi-annually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. During three and six months ended September 30, 2022, we paid an aggregate $14 million in debt issuance costs associated with the two senior notes.
In connection with the financing provided for Term B Facility, we incurred customary ticking fees with respect to the undrawn commitments that began accruing on the 61st day post-syndication. The ticking fees were accrued at the per annum rate of (i) 50% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans for 61-90 days from January 28, 2022, the syndication date, and (ii) 100% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans on and after 91 days from the syndication date. Ticking fees were payable on the closing date of the transaction. During three and six months ended September 30, 2022, we paid $31 million in ticking fees.
Share repurchases
During the three months ended September 30, 2022, we executed repurchases of 17 million shares of our common stock under our existing share repurchase program for an aggregate amount of $404 million.
Merger with Avast
On September 12, 2022, we completed the Merger with Avast for a total cash consideration of approximately $6,550 million, net $363 million of cash acquired and $2,141 million non-cash consideration transferred. The cash consideration included repayment of outstanding Avast debt totaling $942 million. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information about this business combination.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of September 30, 2022, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	September 30, 2022
Term Loans	$7,600
Senior Notes	2,600
Mortgage Loans	7
Total debt	$10,207
Our Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of September 30, 2022, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.

Dividends
On November 8, 2022, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2022. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Share repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of September 30, 2022, the remaining balance of our stock repurchase authorization was $1,370 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Subsequent to September 30, 2022, we executed repurchases of $14 million shares of our common stock for an aggregate amount of $308 million. As a result, we have $1,062 million remaining under our existing share repurchase program.
Restructuring
In connection with the Merger, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the Merger on September 12, 2022. We have incurred or expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities. As of September 30, 2022, we expect that we will incur total costs up to $280 million, with $180 million and $100 million estimated to be incurred within the first and second full years, respectively, following the completion of the Merger. These actions are expected to be completed by fiscal 2024.
Contractual obligations
The following is a schedule of our significant contractual obligations and commitments as of September 30, 2022, including those associated with our Merger with Avast. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

	Short-Term Payments	Long-Term Payments	Total
(In millions)
Contractual obligations:
Debt (principal payments) (1)	$175	$10,032	$10,207
Interest payments on debt (2)	588	2,573	3,161
Purchase obligations (3)	316	122	438
Deemed repatriation taxes (4)	128	309	437
Operating leases (5)	26	43	69
Total	$1,233	$13,079	$14,312

(1)As of September 30, 2022, our total outstanding principal amount of indebtedness is comprised of $7,600 million in Term Loans, $2,600 million in Senior Notes and $7 million in Mortgage Loans. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our debt and debt covenants.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of September 30, 2022, we were in compliance with all debt covenants.
(2)Interest payments calculated based on the contractual terms of the related debt instruments. Interest on variable rate debt was calculated using the interest rate in effect as of September 30, 2022. See Note 10 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on the Term Loans and Senior Notes.
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
(5)Payments for various non-cancelable operating lease agreements that expire on various dates through fiscal 2028. The amounts in the table above exclude expected sublease income. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of September 30, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $595 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks related to fluctuations in foreign currency exchange and interest rates. We may use derivative financial instruments to reduce the volatility of earnings and cash flow that may result from adverse economic conditions and events or changes in foreign currency exchange and interest rates.
Interest rate risk
As of September 30, 2022, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,496 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of September 30, 2022, we also had $7,600 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 1% change in SOFR would have resulted in a $76 million increase in interest expense on an annualized basis.
In addition, we have a $1,500 million revolving credit facility that if drawn bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency, primarily in Euro, Japanese Yen, British Pound, Australian Dollar and Canadian Dollar. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services provided. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results.
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as volatile market conditions, including the weakening of foreign currencies relative to USD, which has and may in the future negatively affect our revenue expressed in USD.
We manage these exposures and reduce the potential effects of currency fluctuations on our results of operations through monthly foreign exchange forward contracts on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. The gains and losses on these foreign exchange contracts are recorded in Other income (expense), net in the Consolidated Statements of Operations.
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. As our international operations grow, we will continue to reassess our approach to managing risks related to fluctuations in foreign currency.
Additional information related to our debt and derivative instruments is included in Note 10 and Note 11, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2023, except for the Merger with Avast discussed below, there were no changes in our internal controls over financial reporting or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On September 12, 2022, we completed the Merger with Avast and are currently integrating Avast into our operations and internal control processes. Pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period up to one year following the Merger, the scope of our assessment of our internal controls over financial reporting is ongoing. We are currently assessing the control environment related to our Merger with Avast and have designed and implemented new controls as needed.
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
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019, we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the Broadcom sale), in January 2021, we completed the acquisition of Avira, and in September 2022, we completed the Merger with Avast. These activities can involve a number of risks and challenges, including:
•Complexity, time and costs associated with managing these transactions, including the integration of acquired and the winding down of divested business operations, workforce, products, IT systems and technologies;
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
•Addition of acquisition-related debt;
•Difficulty in entering into or expanding in new markets or geographies;
•Increased or unexpected costs and working capital requirements;
•Dilution of stock ownership of existing stockholders;
•Unanticipated delays or failure to meet contractual obligations;
•Substantial accounting charges for acquisition-related costs, asset impairments, amortization of intangible assets and higher levels of stock-based compensation expense; and
•Difficulty in realizing potential benefits, including cost savings and operational efficiencies, synergies and growth prospects from integrating acquired businesses.
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
Our revenue and operating results depend significantly on our ability to retain our existing customers, convert existing non-paying customers to paying customers and add new customers.
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
•Changes in our target customers’ spending levels as a result of general economic conditions, inflationary pressures or other factors; and
•The quality and efficacy of our third party partners who assist us in renewing customers’ subscriptions.
Declining customer retention rates could cause our revenue to grow more slowly than expected or decline, and our operating results, gross margins and business will be harmed.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2022 or in the first two quarters of fiscal 2023, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of the COVID-19 pandemic. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
In addition, in January 2021, we acquired Germany-based Avira and in September 2022, we completed our Merger with Avast. Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira acquisition and the Avast Merger is attributable to attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, may impede our ability to attract free users, convert these users into paying customers and retain them.
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
Following the Merger with Avast, we derive a significant portion of our revenues from customers located outside of the U.S., and we have substantial operations outside of the U.S., including engineering, finance, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:
•Difficulties in staffing, managing, and coordinating the activities of our geographically dispersed and culturally diverse operations;
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
•Political, social or economic unrest, war, or terrorism, or regional natural disasters, particularly in areas in which we have facilities; and
•Multiple and possibly overlapping tax regimes.
The expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. These increased costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international operations.
Our business has not been materially impacted to date by the ongoing military conflict between Russia and Ukraine; however, it is not possible to predict the broader consequences of this conflict or other conflicts that may arise in the future, which could include geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit, capital, and currency markets; reduced economic activity; changes in laws and regulations affecting our business, including further sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which the Russia-Ukraine conflict or other future conflicts may negatively impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change.
Our future success depends on our ability to attract and retain personnel in a competitive marketplace.
Our future success depends upon our ability to recruit and retain key management, technical (including cyber security experts), sales, marketing, e-commerce, finance, and other personnel. As a result of our Merger with Avast, we have expanded our leadership team to lead the combined company. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition for people with the specific skills that we require is significant. While we continue to monitor the competitive environment, it is possible that the COVID-19 pandemic may affect the productivity of our employees and our ability to attract and retain key talent. As a result of the pandemic, in March 2020, we transitioned to a remote working environment for the substantial majority of our employees. While our employees have transitioned effectively to working from home, over time such remote operations may decrease the cohesiveness of our employees and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new employees and to retain existing employees.
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
While we engage in a number of measures aimed to protect against security breaches and to minimize the impact if a data breach were to occur, our information technology systems and infrastructure may be vulnerable to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third-party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen, or damaged. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We may be unable to anticipate these techniques or to implement adequate preventive or reactive measures. Several recent, highly publicized data security breaches, including a large-scale attack on SolarWinds customers by a foreign nation state actor and a significant uptick in ransomware/extortion attacks at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers. In December 2021, a critical remote code execution (RCE) vulnerability was identified in the Apache Software Foundation’s Log4j software library (Log4j), which if exploited could result in unauthorized access to our systems and data, and acquisition of the same. We are taking, and have taken, steps to remediate all known Log4j vulnerabilities within our environment, deployed compensating controls, and implemented additional changes to protect against an exploit of those vulnerabilities. A threat actor could exploit a Log4j vulnerability or newly discovered vulnerabilities before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems. We could also face legal action from individuals, business partners, and regulators in connection with exploitation of those vulnerabilities, which would result in increased costs and fees incurred in our defense against those proceedings.
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
LEGAL AND COMPLIANCE RISKS
Our solutions are highly regulated, which could impede our ability to market and provide our solutions or adversely affect our business, financial position, and results of operations.
Our solutions are subject to a high degree of regulation, including a wide variety of federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (the FTC Act), and comparable state laws that are patterned after the FTC Act. We have previously entered into consent decrees and similar arrangements with the FTC and the attorney generals of 35 states as well as a settlement with the FTC relating to allegations that certain of LifeLock’s advertising, marketing and security practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on our business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our solutions. We signed an Undertaking, effective June 14, 2021, with the United Kingdom’s Competition and Markets Authority (CMA) requiring our NortonLifeLock Ireland Limited and NortonLifeLock UK entities to make certain changes to our policies and practices related to automatically renewing subscriptions in the United Kingdom as part of the CMA’s investigation into auto-renewal practices in the antivirus sector it launched in December 2018. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
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
As of September 30, 2022, we had an aggregate of $10,207 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,000 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
•We have significant exposure to fluctuations in interest rates because borrowings under our senior secured credit facilities bear interest at variable rates;
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
Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs.
Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.
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
Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of September 30, 2022, we have $1,370 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended September 30, 2022 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2, 2022 to July 29, 2022	—	$—	—	$—
July 30, 2022 to August 26, 2022	—	$—	—	$—
August 27, 2022 to September 30, 2022	5	$21.68	5	$1,370
Total number of shares repurchased	5		5

(1) The number of shares purchased is reported on trade date.
Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
2.01	Amendment and Restated Agreement, dated as of July 15, 2022, by and between the Company, Bidco and Avast.	8-K	000-17781	2.01	7/18/2022
3.01	Amended and Restated Certificate of Incorporation of the Company., and all amendments thereto.					X
3.02	Amended and Restated Bylaws of the Company.	8-K	000-17781	3.02	11/7/2022
4.01	Second Supplemental Indenture, dated as of September 19, 2022, by and among the Company, each of the Guarantors (as defined therein) listed on the signature pages thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.750% Senior Notes due 2027 and form of 7.125% Senior Notes due 2030).	8-K	000-17781	4.01	9/19/2022
4.02	Third Supplemental Indenture, dated as of September 19, 2022, by and among the Company, the Guarantors and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.02	9/19/2022
10.01	Restatement Agreement, dated as of September 12, 2022, by and among the Company, the other Loan Parties thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as term loan administrative agent and collateral agent under the Existing Credit Agreement, Wells Fargo Bank, National Association, as revolver administrative agent under the Existing Credit Agreement, and Bank of America, N.A., in its capacity as Successor Administrative Agent.	8-K	000-17781	10.01	9/12/2022
10.02*	Avast Limited (formerly Avast plc) 2018 Long Term Incentive Plan	S-8	000-17781	99.01	9/12/2022
10.03*	Form of Restricted Stock Unit Award Agreements under Avast Long-Term Incentive Plan					X
10.04*	Form of FY23 Restricted Stock Unit Award Agreements for Non-Employee Directors under 2013 Equity Incentive Plan.					X

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.05*	Employment Agreement dated September 12, 2022, between AVAST Software s.r.o. and Ondrej Vlcek					X
10.06*	Form of Non-Competition and Non-Solicitation Agreement					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

GEN DIGITAL INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer

By:	/s/ Natalie Derse
Natalie Derse Chief Financial Officer

November 9, 2022