Form 10-Q
period 2022-12-30
Gen Digital Inc.
filed 2023-02-06
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of January 27, 2023 was 639,129,470 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended December 30, 2022
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	December 30, 2022	April 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$812	$1,887
Short-term investments	—	4
Accounts receivable, net	168	120
Other current assets	366	193
Assets held for sale	30	56
Total current assets	1,376	2,260
Property and equipment, net	104	60
Operating lease assets	49	74
Intangible assets, net	3,212	1,023
Goodwill	10,124	2,873
Other long-term assets	638	653
Total assets	$15,503	$6,943
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$75	$63
Accrued compensation and benefits	106	81
Current portion of long-term debt	233	1,000
Contract liabilities	1,643	1,264
Current operating lease liabilities	26	18
Other current liabilities	795	639
Total current liabilities	2,878	3,065
Long-term debt	9,831	2,736
Long-term contract liabilities	86	42
Deferred income tax liabilities	386	75
Long-term income taxes payable	928	996
Long-term operating lease liabilities	38	75
Other long-term liabilities	46	47
Total liabilities	14,193	7,036
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 639 and 582 shares issued and outstanding as of December 30, 2022 and April 1, 2022, respectively	2,838	1,851
Accumulated other comprehensive income (loss)	(28)	(4)
Retained earnings (accumulated deficit)	(1,500)	(1,940)
Total stockholders’ equity (deficit)	1,310	(93)
Total liabilities and stockholders’ equity (deficit)	$15,503	$6,943
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net revenues	$936	$702	$2,391	$2,080
Cost of revenues	178	105	399	307
Gross profit	758	597	1,992	1,773
Operating expenses:
Sales and marketing	183	160	506	466
Research and development	91	60	225	194
General and administrative	11	42	225	150
Amortization of intangible assets	61	21	111	63
Restructuring and other costs	44	12	55	24
Total operating expenses	390	295	1,122	897
Operating income (loss)	368	302	870	876
Interest expense	(154)	(32)	(233)	(95)
Other income (expense), net	2	(9)	3	165
Income (loss) before income taxes	216	261	640	946
Income tax expense (benefit)	51	59	206	230
Net income (loss)	$165	$202	$434	$716

Net income (loss) per share - basic	$0.26	$0.35	$0.72	$1.23
Net income (loss) per share - diluted	$0.25	$0.34	$0.70	$1.21

Weighted-average shares outstanding:
Basic	647	582	605	581
Diluted	651	591	617	591
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net income (loss)	$165	$202	$434	$716
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(13)	(12)	(24)	(25)
Other comprehensive income (loss), net of taxes	(13)	(12)	(24)	(25)
Comprehensive income (loss)	$152	$190	$410	$691
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended December 30, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of September 30, 2022	661	$3,378	$(15)	$(1,665)	$1,698
Net income (loss)	—	—	—	165	165
Other comprehensive income (loss), net of taxes	—	—	(13)	—	(13)
Common stock issued under employee stock incentive plans	1	—	—	—	—
Shares withheld for taxes related to vesting of stock units	—	(1)	—	—	(1)
Repurchases of common stock	(23)	(500)	—	—	(500)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(81)	—	—	(81)
Stock-based compensation	—	42	—	—	42
Balance as of December 30, 2022	639	$2,838	$(28)	$(1,500)	$1,310

Nine months ended December 30, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2022	582	$1,851	$(4)	$(1,940)	$(93)
Net income (loss)	—	—	—	434	434
Other comprehensive income (loss), net of taxes	—	—	(24)	—	(24)
Common stock issued under employee stock incentive plans	4	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(17)	—	—	(17)
Repurchases of common stock	(40)	(904)	—	—	(904)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(227)	—	—	(227)
Stock-based compensation	—	95	—	—	95
Extinguishment of convertible debt	—	(100)	—	—	(100)
Cumulative effect adjustment from adoption of ASU 2020-06 (1)	—	(7)	—	6	(1)
Merger consideration	94	2,141	—	—	2,141
Balance as of December 30, 2022	639	$2,838	$(28)	$(1,500)	$1,310

(1) Effective on April 2, 2022, the Company adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method. See Note 2 for further information about this recently adopted guidance.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended December 31, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of October 1, 2021	582	$1,996	$34	$(2,262)	$(232)
Net income (loss)	—	—	—	202	202
Other comprehensive income (loss), net of taxes	—	—	(12)	—	(12)
Shares withheld for taxes related to vesting of stock units	—	(1)	—	—	(1)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	18	—	—	18
Balance as of December 31, 2021	582	$1,940	$22	$(2,060)	$(98)

Nine months ended December 31, 2021	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income (loss)	—	—	—	716	716
Other comprehensive income (loss), net of taxes	—	—	(25)	—	(25)
Common stock issued under employee stock incentive plans	3	8	—	—	8
Shares withheld for taxes related to vesting of stock units	(1)	(16)	—	—	(16)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(220)	—	—	(220)
Stock-based compensation	—	51	—	—	51
Extinguishment of convertible debt	—	(112)	—	—	(112)
Balance as of December 31, 2021	582	$1,940	$22	$(2,060)	$(98)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 30, 2022	December 31, 2021
OPERATING ACTIVITIES:
Net income	$434	$716
Adjustments:
Amortization and depreciation	203	108
Impairments and write-offs of current and long-lived assets	(5)	8
Stock-based compensation expense	95	51
Deferred income taxes	(50)	(16)
Loss (gain) on extinguishment of debt	9	5
Gain on sale of property	—	(175)
Non-cash operating lease expense	17	16
Other	(15)	8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	8	2
Accounts payable	(10)	29
Accrued compensation and benefits	—	(27)
Contract liabilities	(62)	1
Income taxes payable	(125)	(67)
Other assets	38	29
Other liabilities	(104)	(40)
Net cash provided by (used in) operating activities	433	648
INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	(4)
Payments for acquisitions, net of cash acquired	(6,547)	(39)
Proceeds from the maturities and sales of short-term investments	4	9
Proceeds from the sale of property	—	355
Other	2	(5)
Net cash provided by (used in) investing activities	(6,546)	316
FINANCING ACTIVITIES:
Repayments of debt	(2,738)	(391)
Proceeds from issuance of debt, net of issuance costs	8,954	512
Net proceeds from sales of common stock under employee stock incentive plans	6	8
Tax payments related to vesting of stock units	(20)	(15)
Dividends and dividend equivalents paid	(234)	(230)
Repurchases of common stock	(904)	—
Net cash provided by (used in) financing activities	5,064	(116)
Effect of exchange rate fluctuations on cash and cash equivalents	(26)	(10)
Change in cash and cash equivalents	(1,075)	838
Beginning cash and cash equivalents	1,887	933
Ending cash and cash equivalents	$812	$1,771
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022. The results of operations for the three and nine months ended December 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month periods in this report relate to fiscal periods ended December 30, 2022 and December 31, 2021. The three and nine months ended December 30, 2022 and December 31, 2021 each consisted of 13 and 39 weeks, respectively. Our 2023 fiscal year consists of 52 weeks and ends on March 31, 2023.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollars, our reporting currency, changes in interest rates, the COVID-19 pandemic and Russia’s invasion of Ukraine, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three and nine months ended December 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022.

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
Reference Rate Reform. In March 2020, the FASB issued new guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The standard was effective upon issuance and may generally be applied through December 31, 2024, to any new or amended contracts, hedging relationships and other transactions that reference LIBOR. As of December 30, 2022, we have fully transitioned to SOFR and no longer use LIBOR on any debt or material contractual arrangements that are outstanding. Any future contracts, hedging relationships and other transactions will be SOFR denominated.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Condensed Consolidated Financial Statements and disclosures.
Note 3. Assets Held for Sale
Assets held for sale
During fiscal 2020, we reclassified certain land and buildings previously reported as property and equipment to assets held for sale when the properties were approved for immediate sale in their present condition and the sale was expected to be completed within one year. However, the commercial real estate market was adversely affected by the COVID-19 pandemic, which delayed the expected timing of such sales.
During the second quarter of fiscal 2023, we determined certain land and buildings in Mountain View, California, which were previously reported as assets held for sale as of April 1, 2022, no longer qualify as held for sale classification. As a result, we reclassified the aggregate $26 million carrying value from assets held for sale to property and equipment, net, in our Condensed Consolidated Balance Sheets and recorded an immaterial catch-up depreciation adjustment, which is included in our Condensed Consolidated Statements of Operations.
We continue to actively market the remaining property for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell this property. As of December 30, 2022, this property remains classified as assets held for sale. During the three and nine months ended December 30, 2022, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
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
Closing of Merger with Avast
On September 12, 2022 (the Closing Date), we completed the Merger with Avast, and as a result, we have changed our corporate name to Gen Digital Inc. and have become dual headquartered in Tempe, Arizona and Prague, Czech Republic. Prior to the Merger, Avast was a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protected and enhanced users’ online experiences. With this Merger, we are positioned to provide a broad and complementary consumer product portfolio with greater geographic diversification and access to a larger user base.
Upon completion of the Merger, we acquired all of the outstanding common stock of Avast. Based on the election of the Avast shareholders, we paid cash consideration of approximately $6,910 million and issued 94,201,223 shares of our common stock to Avast shareholders. As a result, immediately following the closing of the Merger, Avast shareholders owned approximately 14% of our outstanding common stock. The fair value of our common stock provided on September 12, 2022 in exchange for all outstanding ordinary shares of Avast was approximately $2,141 million.
Consideration transferred
The total consideration for the Merger with Avast was approximately $8,688 million, net of cash acquired, and consisted of the following:

(In millions)	September 12, 2022
Cash and equity consideration for outstanding Avast common shares (1)	$8,109
Repayment of outstanding Avast debt (2)	942
Total consideration	9,051
Cash acquired	363
Net consideration transferred	$8,688

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

Our preliminary allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, is as follows:

(In millions)	September 12, 2022
Assets:
Accounts receivable	$63
Other current assets	18
Property and equipment	29
Operating lease assets	18
Intangible assets	2,383
Goodwill	7,265
Other long-term assets	10
Total assets acquired	9,786
Liabilities:
Current liabilities	181
Contract liabilities	508
Operating lease liabilities	18
Long-term deferred tax liabilities	345
Other long-term obligations	46
Total liabilities assumed	1,098
Total purchase price	$8,688
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
The preliminary goodwill of $7,265 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the Merger, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our single reportable segment. Substantially all of the goodwill recognized is expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.
Preliminary identified intangible assets and their respective useful lives, as of September 12, 2022, are as follows:

(In millions, except for useful lives)	Fair Value	Weighted-Average Estimated Useful Life (Years)
Customer relationships (1)	$1,055	7 years
Developed technology (2)	1,244	6 years
Finite-lived trade names (2)	84	10 years
Total identified intangible assets	$2,383

(1)     Customer relationships were valued using the multi-period excess earnings method, which is a form of the income approach that primarily considers customer retention rate.
(2)     Developed technology and finite-lived trade names were valued using the relief-from-royalty method, which is a form of the income approach that primarily considers technology migration and probability of use, respectively.
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

In connection with the financing provided by the Term B Facility, we incurred customary ticking fees with respect to the undrawn commitments that began accruing on the 61st day post-syndication. The ticking fees were payable at the per annum rate of (i) 50% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans for 61-90 days from January 28, 2022, the syndication date, and (ii) 100% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans on and after 91 days from the syndication date. Ticking fees were payable on the Closing Date of the Merger. During the nine months ended December 30, 2022, we paid $31 million in ticking fees.
Impact on operating results
The operating results of Avast have been included in our Condensed Consolidated Statements of Operations beginning September 12, 2022. Our results of operations for the three and nine months ended December 30, 2022 include $234 million and $282 million, respectively, of net revenues booked through the Avast enterprise resource planning system. This total post-acquisition revenue extracted from the legacy Avast system is not comparable to pre-acquisition results due to our product integration strategy, cross-selling activities and the reallocation of performance marketing spend deployed to maximize total GEN revenue and not revenue by brand. It is also impracticable to provide income before income taxes attributable to Avast subsequent to the Merger due to the integration of our operations. The Company does not consider it to be a separate operating unit or a separate reporting segment, pursuing an integrated brand, selling and marketing strategy, and is in the advanced stages of completing the full integration of Avast with our ongoing operations.
We recognized transaction and integration costs of $5 million and $7 million for the three months ended December 30, 2022 and December 31, 2021, respectively, and $71 million and $28 million for the nine months ended December 30, 2022 and December 31, 2021, respectively. These costs were primarily associated with legal and professional services and other regulatory closing fees, which were expensed as incurred and included in general and administrative expenses in our Condensed Consolidated Statements of Operations.
On the Closing Date of the Merger, we incurred $145 million of debt issuance costs associated with the senior credit facilities, of which $132 million was capitalized and recorded as a reduction of outstanding debt balances and $10 million was capitalized and included in Other long-term assets in our Condensed Consolidated Balance Sheets. The remaining $3 million was capitalized but immediately extinguished in conjunction with the termination of the Bridge Loan.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and nine months ended December 30, 2022 and December 31, 2021, as if the Merger had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the Merger, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The following table summarizes the unaudited pro forma financial information:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net revenues	$936	$939	$2,857	$2,784
Net income (loss)	$204	$113	$323	$341
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
Note 5. Revenues
Contract liabilities
During the three and nine months ended December 30, 2022, we recognized $686 million and $1,116 million from the contract liabilities balances as of September 30, 2022 and April 1, 2022, respectively. During the three and nine months ended December 31, 2021, we recognized $505 million and $1,093 million from the contract liabilities balances as of October 1, 2021 and April 2, 2021, respectively.

Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of December 30, 2022, we had $1,179 million of remaining performance obligations, excluding customer deposit liabilities of $550 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of April 1, 2022	$2,873
Merger with Avast	7,265
Translation adjustments	(14)
Balance as of December 30, 2022	$10,124
Intangible assets, net

	December 30, 2022			April 1, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,639	$(490)	$1,149	$583	$(382)	$201
Developed technology	1,460	(222)	1,238	217	(143)	74
Other	91	(5)	86	8	(3)	5
Total finite-lived intangible assets	3,190	(717)	2,473	808	(528)	280
Indefinite-lived trade names	739	—	739	743	—	743
Total intangible assets	$3,929	$(717)	$3,212	$1,551	$(528)	$1,023
As a result of the Merger with Avast, we recorded $2,383 million of acquired intangible assets during the second quarter of fiscal 2023. See Note 4 for further information about this business combination.
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Customer relationships and other	$61	$21	$111	$63	Operating expenses
Developed technology	57	11	78	32	Cost of revenues
Total	$118	$32	$189	$95
As of December 30, 2022, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2023	$118
2024	461
2025	400
2026	394
2027	381
Thereafter	719
Total	$2,473

Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	December 30, 2022	April 1, 2022
Cash	$468	$609
Cash equivalents	344	1,278
Total cash and cash equivalents	$812	$1,887
Accounts receivable, net:

(In millions)	December 30, 2022	April 1, 2022
Accounts receivable	$169	$121
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$168	$120
Other current assets:

(In millions)	December 30, 2022	April 1, 2022
Prepaid expenses	$118	$107
Income tax receivable and prepaid income taxes	206	35
Other tax receivable	24	27
Other	18	24
Total other current assets	$366	$193
Property and equipment, net:

(In millions)	December 30, 2022	April 1, 2022
Land	$14	$2
Computer hardware and software	496	462
Office furniture and equipment	27	27
Buildings	41	27
Leasehold improvements	63	56
Construction in progress	1	1
Total property and equipment, gross	642	575
Accumulated depreciation and amortization	(538)	(515)
Total property and equipment, net	$104	$60
During the second quarter of fiscal 2023, we reclassified $26 million of buildings and leasehold improvements, which were previously reported as held for sale as of April 1, 2022, to property and equipment, net. Adjustments associated with catch-up depreciation were immaterial. Refer to Note 3 for further information about our assets held for sale.
Other long-term assets:

(In millions)	December 30, 2022	April 1, 2022
Non-marketable equity investments	$182	$178
Long-term income tax receivable and prepaid income taxes	21	25
Deferred income tax assets	348	351
Long-term prepaid royalty	41	53
Other	46	46
Total other long-term assets	$638	$653
Short-term contract liabilities:

(In millions)	December 30, 2022	April 1, 2022
Deferred revenue	$1,093	$743
Customer deposit liabilities	550	521
Total short-term contract liabilities	$1,643	$1,264

Other current liabilities:

(In millions)	December 30, 2022	April 1, 2022
Income taxes payable	$243	$109
Other taxes payable	88	87
Accrued legal fees	273	273
Accrued royalties	43	49
Accrued interest	42	32
Other	106	89
Total other current liabilities	$795	$639
Long-term income taxes payable:

(In millions)	December 30, 2022	April 1, 2022
Deemed repatriation tax payable	$310	$437
Other long-term income taxes	4	3
Uncertain tax positions (including interest and penalties)	614	556
Total long-term income taxes payable	$928	$996
Other income (expense), net:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Interest income	$5	$—	$10	$—
Foreign exchange gain (loss)	(7)	1	(8)	3
Gain (loss) on early extinguishment of debt	—	—	(9)	(5)
Gain on sale of properties	—	—	—	175
Other	4	(10)	10	(8)
Other income (expense), net	$2	$(9)	$3	$165
Supplemental cash flow information:

	Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021
Income taxes paid, net of refunds	$378	$297
Interest expense paid	$212	$105
Cash paid for amounts included in the measurement of operating lease liabilities	$18	$19
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$23	$35
Reduction of operating lease assets as a result of lease terminations and modifications	$29	$16
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$1
Extinguishment of debt with borrowings from same creditors	$—	$494
Non-cash consideration for the Merger with Avast	$2,141	$—
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

	December 30, 2022			April 1, 2022
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$343	$343	$—	$1,278	$1,278	$—
Corporate bonds	—	—	—	4	—	4
Total	$343	$343	$—	$1,282	$1,278	$4
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of December 30, 2022 and April 1, 2022, the carrying value of our non-marketable equity investments was $182 million and $178 million, respectively.
Current and long-term debt
As of December 30, 2022 and April 1, 2022, the total fair value of our fixed rate debt was $2,552 million and $2,021 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Operating lease costs	$5	$4	$12	$12
Short-term lease costs	—	—	1	2
Variable lease costs	2	1	5	4
Total lease costs	$7	$5	$18	$18
Other information related to our operating leases was as follows:

	Three Months Ended
	December 30, 2022	December 31, 2021
Weighted-average remaining lease term	2.9 years	4.8 years
Weighted-average discount rate	4.44%	4.04%
See Note 7 for cash flow information related to our operating leases.
As of December 30, 2022, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2023	$8
2024	27
2025	17
2026	9
2027	6
Thereafter	1
Total lease payments	68
Less: Imputed interest	(4)
Present value of lease liabilities	$64

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	December 30, 2022	April 1, 2022	Effective Interest Rate
3.95% Senior Notes due June 15, 2022	$—	$400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	—	525	2.62%
5.00% Senior Notes due April 15, 2025	1,100	1,100	5.00%
Initial Term Loan due May 7, 2026	—	1,010	LIBOR plus (2)
Delayed Term loan due May 7, 2026	—	703	LIBOR plus (2)
Term A Facility due September 12, 2027	3,910	—	SOFR + % (3)
6.75% Senior Notes due September 30, 2027	900	—	6.75%
Term B Facility due September 12, 2029	3,690	—	SOFR + % (4)
1.29% Avira Mortgage due December 30, 2029 (1)	4	5	1.29%
7.125% Senior Notes due September 30, 2030	600	—	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	4	0.95%
Total principal amount	10,207	3,747
Less: unamortized discount and issuance costs	(143)	(11)
Total debt	10,064	3,736
Less: current portion	(233)	(1,000)
Total long-term debt	$9,831	$2,736

(1)     The Avira Mortgages are denominated in a foreign currency so the balances of these mortgages may fluctuate based on changes in foreign currency exchange rates.
(2)     The term loans bear interest at a rate equal to LIBOR plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
(3)     Term A Facility due 2027 bears interest at a rate equal to Term SOFR plus a credit spread adjustment (CSA) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
(4)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
The interest rates for the outstanding term loans are as follows:

	December 30, 2022	April 1, 2022
Term A Facility due September 12, 2027	5.80%	N/A
Term B Facility due September 12, 2029	6.15%	N/A
Initial Term Loan due May 7, 2026	N/A	1.75%
Delayed Term Loan due May 7, 2026	N/A	1.75%
As of December 30, 2022, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2023	$58
2024	233
2025	234
2026	1,333
2027	233
Thereafter	8,116
Total future maturities of debt	$10,207

Credit facility
We have a credit agreement with financial institutions, which provides a revolving line of credit of $1 billion, a 5-year term loan of $500 million (the Initial Term Loan) and a delayed draw 5-year term loan commitment of $750 million (the Delayed Draw Term Loan). An amendment to the credit agreement (the First Amendment) also provides for an incremental increase under the Initial Term Loan of $525 million. All term loans and revolver credit facilities mature in May 2026, and the credit facilities remain senior secured.
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
The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commence on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and both Term Loan facilities without penalty. On January 19, 2023, we made a voluntary prepayment of $250 million pursuant to Section 2.05(a) of the Credit Agreement dated September 12, 2022. The prepayment amount was applied exclusively to the Term B Facility. As of December 30, 2022, there were no borrowings outstanding under our Revolving Facility.
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

In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of December 30, 2022, we were in compliance with all debt covenants.
Senior notes
On June 1, 2022, we fully repaid the principal and accrued interest under the 3.95% Senior Notes due June 2022, which had an aggregate principal amount outstanding of $400 million. In addition, we paid $7 million of accrued and unpaid interest through the redemption date.
On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. They are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semi-annually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. We may redeem some or all of the 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 at any time, subject to a prepayment penalty that expires one year prior to the maturity of each respective note. The First Call Dates of the 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 are September 30, 2024 and September 30, 2025, respectively.
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
As of December 30, 2022 and April 1, 2022, the fair value of these contracts was immaterial. The related gain (loss) recognized in Other income (expense), net in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Foreign exchange forward contracts gain (loss)	$2	$(1)	$(8)	$(4)

The notional amount of our outstanding foreign exchange forward contracts in U.S. dollar equivalent was as follows:

(In millions)	December 30, 2022	April 1, 2022
Foreign exchange forward contracts purchased	$234	$155
Foreign exchange forward contracts sold	$68	$191
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
September 2022 Plan
In connection with the Merger, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the Merger on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $280 million, with $180 million and $100 million estimated to be incurred within the first and second full years, respectively, following the completion of the Merger. These actions are expected to be completed by fiscal 2024. As of December 30, 2022, we have incurred costs of $48 million related to the September 2022 Plan.
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. These actions were completed in fiscal 2022. Any remaining costs or adjustments are immaterial. We incurred total costs of $24 million under the December 2020 Plan.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Severance and termination benefit costs	$31	$1	$32	$5
Contract cancellation charges	1	1	1	2
Stock-based compensation charges	8	—	8	—
Asset write-offs and impairments	2	—	2	—
Other exit and disposal costs	2	10	12	17
Total restructuring and other costs	$44	$12	$55	$24
Restructuring summary
Our activities and liabilities related to our September 2022 Plan are presented in the table below:

(in millions)	Liability Balance as of April 1, 2022	Costs, Net of Adjustments	Cash Payments	Non-Cash Items	Liability Balance as of December 30, 2022
Severance and termination benefit costs	$—	$32	$(17)	$—	$15
Stock-based compensation charges	—	8	—	(8)	—
Asset write-offs and impairments	—	2	—	(2)	—
Other exit and disposal costs	—	6	(4)	(2)	—
Total	$—	$48	$(21)	$(12)	$15
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Income (loss) before income taxes	$216	$261	$640	$946
Income tax expense (benefit)	$51	$59	$206	$230
Effective tax rate	24%	23%	32%	24%

Our effective tax rate for the three and nine months ended December 30, 2022 differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain discrete items including the tax impacts of internal restructuring, deductibility of transaction costs from the Merger, and the limitations of foreign taxes due to the increase of interest expense.
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
Note 14. Stockholders' Equity
Dividends
On February 2, 2023, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2023. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the Merger will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of December 30, 2022, we had $870 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased in the prior fiscal year during the three and nine months ended December 31, 2021.
The following table summarizes activity related to this program during the three and nine months ended December 30, 2022:

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	December 30, 2022	December 30, 2022
Number of shares repurchased	23	40
Average price per share	$21.91	$22.63
Aggregate purchase price	$500	$904
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Gain (Loss)
Balance as of April 1, 2022	$(4)
Other comprehensive income (loss), net of taxes	(24)
Balance as of December 30, 2022	$(28)

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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Cost of revenues	$1	$—	$3	$1
Sales and marketing	9	5	24	13
Research and development	9	5	21	14
General and administrative	15	8	39	23
Restructuring and other costs	8	—	8	—
Total stock-based compensation expense	$42	$18	$95	$51
Income tax benefit for stock-based compensation expense	$(5)	$(4)	$(13)	$(11)
As of December 30, 2022, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $259 million, which will be recognized over an estimated weighted-average amortization period of 2.1 years.
The following table summarizes additional information related to our stock-based awards:

	Nine Months Ended
(In millions, except per grant data)	December 30, 2022	December 31, 2021
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$22.48	$22.48
Awards granted	7	4
Total fair value of awards released	$64	$54
Outstanding and unvested	9	6
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$27.07	$26.01
Awards granted	2	3
Total fair value of awards released	$4	$—
Outstanding and unvested at target payout	5	3
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except the 4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of December 30, 2022 and April 1, 2022, current dividends payable related to DER was $4 million and $11 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $2 million, respectively, recorded as part of Other long-term liabilities.
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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net income (loss)	$165	$202	$434	$716

Net income (loss) per share - basic	$0.26	$0.35	$0.72	$1.23
Net income (loss) per share - diluted	$0.25	$0.34	$0.70	$1.21

Weighted-average shares outstanding - basic	647	582	605	581
Dilutive potentially issuable shares:
Convertible debt	—	6	8	7
Employee equity awards	4	3	4	3
Weighted-average shares outstanding - diluted	651	591	617	591

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	3	1	1	1
Total	3	1	1	1
Upon adoption of ASU 2020-06 under the modified retrospective method, we are required to apply the if-converted method to our calculation of diluted earnings per share. For the three and nine months ended December 30, 2022, we adjust for the dilutive effect of the maximum number of potential shares to be issued upon settlement of our outstanding convertible debt instruments. Prior period earnings per share amounts are not restated under the modified retrospective method. For the three and nine months ended December 31, 2021, the dilutive effect of our debt instruments is calculated using the treasury stock method, under which our convertible debt instruments generally had a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The initial adoption of ASU 2020-06 had a $0.01 impact on dilutive earnings per share, with the dilutive shares underlying the convertible debt increasing by 18 million shares.
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Consumer security revenues	$590	$406	$1,428	$1,211
Identity and information protection revenues	323	284	915	835
Total Cyber Safety revenues	913	690	2,343	2,046
Legacy revenues	23	12	48	34
Total net revenues (1)	$936	$702	$2,391	$2,080

(1)     During the three months ended December 30, 2022, total net revenues include an unfavorable foreign exchange impact of $34 million, consisting of $33 million from our consumer security solutions and $1 million from our identity and information protection solutions. During the nine months ended December 30, 2022, total net revenues include an unfavorable foreign exchange impact of $92 million, consisting of $89 million from our consumer security solutions, $2 million from our identity and information protection solutions and $1 million from our legacy solutions.
From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. The changes have been reflected for all periods presented above. Consumer security includes revenues from our Norton 360 Security offerings, Norton Security, Avast Security offerings, Norton Secure VPN, Avira Security and other consumer security and device performance solutions through our direct, partner and small business channels. Identity and information protection includes revenues from our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other information protection and privacy solutions. Legacy includes revenues from products or solutions that are no longer in operations in exited markets, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Americas	$622	$493	$1,659	$1,455
EMEA	220	128	479	380
APJ	94	81	253	245
Total net revenues (1)	$936	$702	$2,391	$2,080

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)     During the three months ended December 30, 2022, total net revenues include an unfavorable foreign exchange impact of $34 million, consisting of $1 million from Americas, $21 million from EMEA and $12 million from APJ. During the nine months ended December 30, 2022, total net revenues include an unfavorable foreign exchange impact of $92 million, consisting of $1 million from Americas, $55 million from EMEA and $36 million from APJ.
Revenues from customers inside the U.S. were $537 million and $1,509 million during the three and nine months ended December 30, 2022, respectively, and $467 million and $1,383 million during the three and nine months ended December 31, 2021, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	December 30, 2022	April 1, 2022
U.S.	$372	$1,220
International	440	671
Total cash, cash equivalents and short-term investments	$812	$1,891
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	December 30, 2022	April 1, 2022
U.S.	$39	$16
Ireland	24	27
Czech Republic	20	—
Germany	13	13
Other countries (1)	8	4
Total property and equipment, net	$104	$60

(1)     No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	December 30, 2022	April 1, 2022
U.S.	$28	$66
Czech Republic	12	—
Other countries (1)	9	8
Total operating lease assets	$49	$74

(1)     No other individual country represented more than 10% of the respective totals.

Significant customers and channel partners
No individual, end-user customer accounted for 10% or more of our net revenues during the nine months ended December 30, 2022 and December 31, 2021.
Distributors that accounted for over 10% of our total accounts receivable were as follows:

	December 30, 2022	April 1, 2022
Distributor A	16%	23%
Distributor B	14%	N/A
Note 18. Commitments and Contingencies
Indemnifications
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, subsidiaries and other parties with respect to certain matters, including, but not limited to, product warranties and losses arising out of our breach of agreements or representations and warranties made by us, including claims alleging that our software infringes on the intellectual property rights of a third party. In addition, our bylaws contain indemnification obligations to our directors, officers, employees, and agents, and we have entered into indemnification agreements with our directors and certain of our officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our bylaws and to provide additional procedural protections. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. We monitor the conditions that are subject to indemnification to identify if a loss has occurred. Historically, we have not incurred material costs as a result of obligations under these agreements, and we have not accrued any material liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
In connection with the sale of our Enterprise Security business to Broadcom, we assigned several leases to Broadcom or certain of its subsidiaries. As a condition to consenting to the assignments, certain lessors required us to agree to indemnify the lessor under the applicable lease with respect to certain matters, including, but not limited to, losses arising out of Broadcom’s or such subsidiaries’ breach of payment obligations under the terms of such lease. As with our other indemnification obligations discussed above and in general, it is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. As with our other indemnification obligations, such indemnification agreements might not be subject to maximum loss clauses, and to date, generally under our real estate obligations, we have not incurred material costs as a result of such obligations under our leases and have not accrued any liabilities related to such indemnification obligations in our Condensed Consolidated Financial Statements.
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
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $234 million, reflecting the jury award and prejudgment interest, which we have accrued. The jury’s verdict may be enhanced and, should it be upheld on appeal, could ultimately result in the payment of somewhere between one and three times the jury’s verdict, plus interest and attorneys’ fees. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.

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
Purported shareholder derivative lawsuits have been filed against us and certain of our former officers and current and former directors in the Delaware Court of Chancery (In re Symantec Corp. S’holder. Deriv. Litig.), Northern District of California (Lee v. Clark et al.,), and the District of Delaware (Milliken vs. Clark et al.). These assert generally the same facts and circumstances as alleged in the securities class action and alleging claims for breach of fiduciary duty and related claims. On January 4, 2023, after reaching an agreement on the terms of the proposed settlement including a payment of $12 million by the Company’s D&O insurers to the Chancery plaintiffs, the parties to the Chancery action filed a Stipulation and Agreement of Settlement, Compromise and Release in that Court, which if approved by the Court will extinguish all claims in the Chancery, Lee, and Milliken actions. On January 10, 2023, the Court entered a scheduling order regarding the settlement notice, objection and approval process. Under the scheduling order, the Company will provide notice of the settlement to current stockholders, and stockholders will have until March 24, 2023, to lodge objections to the settlement. The Lee action has been stayed pending the settlement hearing in the Chancery Court. A fourth lawsuit filed in the Delaware Superior Court, Kukard v. Symantec, brings claims derivatively on behalf of our 2008 Employee Stock Purchase Plan. Motions to Dismiss are on file and fully briefed in the Lee, Milliken and Kukard actions. No specific amount of damages has been alleged in these lawsuits. We have also received demands from purported stockholders to inspect corporate books and records under Delaware law. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the derivative lawsuits or estimate the range of any potential loss.
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
On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and we consented to proceed with a bench trial, which concluded on March 24, 2022. On January 19, 2023, the Court issued its Findings of Facts and Conclusions of Law in which it found in favor of the United States in part and awarded damages and penalties in the amount of $1.3 million. The Court also found in favor of the State of California in part and awarded penalties in the amount of $0.4 million. The resulting Judgment was filed by the Court on January 20, 2023. At this time, we are considering whether to appeal the Court’s decision. Plaintiffs have not yet indicated if they intend to appeal.
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
At this time, our current estimate of the low end of the range of probable estimated losses from this matter was reduced to $3 million, inclusive of the judgment and potential related awards, which we have accrued. It is possible that an appeal of the Court’s judgment by the Plaintiffs, if brought, could lead to further claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot's past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. On October 29, 2021, staff at the FTC sent Avast a draft complaint and proposed settlement order. We have been engaged in ongoing negotiations with the FTC staff regarding the scope and terms of the proposed settlement. Any negotiated settlement with the FTC, or absent settlement, any litigation or other legal proceeding between us and the FTC could result in material monetary remedies and/or compliance requirements that impose significant and material cost and resource burdens on us, and may impact our ability to use data in the future. There can be no assurance that we will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this investigation or estimate the range of any potential loss. On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, which remain ongoing and we continue to evaluate our options.
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

On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc., was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions. In addition, projections of our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, annual recurring revenue, average revenue per user, free cash flow, and the assumptions underlying such trends; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from the Merger with Avast), divestitures, restructurings, stock repurchases, financings, debt repayments and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, Russia’s invasion of Ukraine, the COVID-19 pandemic and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A, of this Quarterly Report on Form 10-Q. We encourage you to read that section carefully.
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
Merger with Avast
On September 12, 2022, we completed the Merger with Avast with the issuance of 94,201,223 shares of our common stock to Avast shareholders and cash consideration of $6,910 million, which includes repayment of Avast’s outstanding debt. In connection with the Merger, we changed our corporate name to Gen Digital Inc. and became dual headquartered in Tempe, Arizona and Prague, Czech Republic. Prior to the Merger, Avast was a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protected and enhanced users’ online experiences. We believe combining Avast’s strength in privacy and our strength in identity creates a broad and complementary consumer product portfolio beyond core security and towards adjacent trust-based solutions. We also believe the Merger provides greater geographic diversification and access to a larger user base and will accelerate the transformation of global consumer cyber safety. All financial information related to Avast that is discussed below in key financial metrics, results of operations and liquidity and capital resources is inclusive as of the Closing Date.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended December 30, 2022 and December 31, 2021 each consisted of 13 and 39 weeks, respectively. Our 2023 fiscal year consists of 52 weeks and ends on March 31, 2023.

Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net revenues	$936	$702	$2,391	$2,080
Operating income (loss)	$368	$302	$870	$876
Net income (loss)	$165	$202	$434	$716
Net income (loss) per share - diluted	$0.25	$0.34	$0.70	$1.21
Net cash provided by (used in) operating activities	$306	$330	$433	$648

	As Of
(In millions)	December 30, 2022	April 1, 2022
Cash, cash equivalents and short-term investments	$812	$1,891
Contract liabilities	$1,729	$1,306
Below are our financial highlights for the third quarter of fiscal 2023, compared to the corresponding period in the prior year:
•Net revenues increased $234 million and Operating income increased $66 million, primarily due to revenue attributable to Avast and higher sales in our identity and information protection products, offset by FX headwinds.
•Net income decreased $37 million and Net income per share - diluted decreased 0.09, primarily due to an increase in interest expense associated with our new senior credit facilities and two senior notes.
Below are our financial highlights for the first nine months of fiscal 2023, compared to the corresponding period in the prior year:
•Net revenues increased $311 million, primarily due to revenue attributable to Avast and higher sales in our identity and information protection products, offset by FX headwinds.
•Net income decreased $282 million and Net income per share - diluted decreased $0.51, primarily due to the increase in non-operating other expense.
•Cash, cash equivalents and short-term investments decreased by $1,079 million compared to April 1, 2022, primarily due to the completion of the Merger and repurchases of our common stock, offset by proceeds from the issuance of the senior credit facilities and the two senior notes. Additionally, subsequent to December 30, 2022, we made a voluntary prepayment of $250 million for our senior credit facilities, which was applied exclusively to the Term B Facility.
•Contract liabilities increased $423 million compared to April 1, 2022, primarily due to contract liabilities assumed as part of the Merger, partially offset by seasonally lower billings than recognized revenue during the period.
The Merger has altered the size and scope of our operations, impacting our assets, liabilities, obligations, capital requirements and performance measures. We expect the key financial metrics and results of operations of the combined company to be materially different than the trends experienced during the three and nine months ended December 30, 2022. As a combined company, we expect to achieve synergies, rapidly launch a broad and innovative product portfolio, expand into new and diversified sales channels and enhance customer experience and retention. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about this business combination.
GLOBAL MACROECONOMIC CONDITIONS
Our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions related to Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus, the COVID-19 pandemic and other macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for certain of our employees in areas including events, travel, utilities and other benefits. Due to our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the global macroeconomic conditions on our business, please see “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2022. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended December 30, 2022.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net revenues	100%	100%	100%	100%
Cost of revenues	19	15	17	15
Gross profit	81	85	83	85
Operating expenses:
Sales and marketing	20	23	21	22
Research and development	10	9	9	9
General and administrative	1	6	9	7
Amortization of intangible assets	7	3	5	3
Restructuring and other costs	5	2	2	1
Total operating expenses	42	42	47	43
Operating income (loss)	39	43	36	42
Interest expense	(16)	(5)	(10)	(5)
Other income (expense), net	—	(1)	—	8
Income (loss) before income taxes	23	37	27	45
Income tax expense (benefit)	5	8	9	11
Net income (loss)	18%	29%	18%	34%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 30, 2022	December 31, 2021	Change in %	December 30, 2022	December 31, 2021	Change in %
Net revenues	$936	$702	33%	$2,391	$2,080	15%
Three Months Ended December 30, 2022 Compared with Three Months Ended December 31, 2021
Net revenues increased $234 million, primarily due to revenue attributable to Avast and an increase in sales of our identity and information protection products, offset by $34 million of foreign exchange headwinds, primarily in our consumer security solutions.
Nine Months Ended December 30, 2022 Compared with Nine Months Ended December 31, 2021
Net revenues increased $311 million, primarily due to revenue attributable to Avast and an increase in sales of our identity and information protection products, offset by $92 million of foreign exchange headwinds, primarily in our consumer security solutions.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended (2)
(In millions, except for per user amounts)	December 30, 2022 (3)	September 30, 2022 (3)	December 31, 2021
Direct customer revenues (1)	$818	$660	$624
Partner revenues	$95	$74	$68
Total Cyber Safety revenues	$913	$734	$692
Legacy revenues	$23	$14	$12
Direct customer count (at quarter end)	38.4	38.6	24.2
Direct average revenue per user (ARPU)	$7.09	$6.98	$8.62

(1)     Direct customer revenues during the three months ended December 31, 2021 excludes a $2 million reduction of revenue, from contract liability purchase accounting adjustments. We believe that eliminating the impact of these adjustments improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
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
(3)     The performance metrics for the three months ended December 30, 2022 and three months ended September 30, 2022 include the revenues earned and customers acquired through our Merger with Avast. ARPU is based on average customer count and assumes full quarter of revenue for both companies.
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
Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Americas	66%	70%	69%	70%
EMEA	24%	18%	20%	18%
APJ	10%	12%	11%	12%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and nine months ended December 30, 2022 remains primarily in the Americas but is beginning to shift more into the EMEA markets, as the Merger with Avast has contributed to a stronger presence in those regional countries.
Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 30, 2022	December 31, 2021	Change in %	December 30, 2022	December 31, 2021	Change in %
Cost of revenues	$178	$105	70%	$399	$307	30%
Three Months Ended December 30, 2022 Compared with Three Months Ended December 31, 2021
Our cost of revenues increased $73 million, primarily due to a $46 million increase in the amortization of acquired intangible assets and $24 million increase in payment processing fees.

Nine Months Ended December 30, 2022 Compared with Nine Months Ended December 31, 2021
Our cost of revenues increased $92 million, primarily due to a $46 million increase in the amortization of acquired intangible assets, $29 million increase in payment processing fees, and $18 million increase in revenue share costs and royalty charges.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 30, 2022	December 31, 2021	Change in %	December 30, 2022	December 31, 2021	Change in %
Sales and marketing	$183	$160	14%	$506	$466	9%
Research and development	91	60	52%	225	194	16%
General and administrative	11	42	(74)%	225	150	50%
Amortization of intangible assets	61	21	190%	111	63	76%
Restructuring and other costs	44	12	267%	55	24	129%
Total operating expenses	$390	$295	32%	$1,122	$897	25%
Our operating expenses increased in the three and nine months ended December 30, 2022 compared to the three and nine months ended December 31, 2021 primarily due to increased headcount, IT and facility occupancy costs, as well as efforts to realize cost synergies, in connection with the Merger which was completed during the second quarter of fiscal 2023.
Three Months Ended December 30, 2022 Compared with Three Months Ended December 31, 2021
Sales and marketing expense increased $23 million, primarily due to a $21 million increase of headcount, IT and facility occupancy costs.
Research and development expense increased $31 million, primarily due to a $23 million increase of headcount, IT and facility occupancy costs, $5 million increase of outside services and software expense and $4 million increase of stock-based compensation expense.
General and administrative expense decreased $31 million, primarily due to a $42 million legal accrual reversal relating to an ongoing contract compliance lawsuit, partially offset by a $11 million increase of headcount costs.
Amortization of intangible assets increased $40 million primarily as a result of the Merger with Avast.
Restructuring and other costs increased $32 million, primarily due to severance and termination benefit costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2023 restructuring activities.
Nine Months Ended December 30, 2022 Compared with Nine Months Ended December 31, 2021
Sales and marketing expense increased $40 million, primarily due to a $28 million increase of headcount and IT costs and a $11 million increase of stock-based compensation expense.
Research and development expense increased $31 million, primarily due to a $19 million increase of headcount and IT costs, a $7 million increase of stock-based compensation expense and a $6 million increase in outside services and software expense.
General and administrative expense increased $75 million, due to a $43 million increase of transaction and integration costs incurred in connection with the Merger, a $57 million legal accrual, of which $49 million was prejudgment interest, relating to an ongoing patent infringement lawsuit and the corresponding legal fees, and a $16 million increase of stock-based compensation expense. This was partially offset by a $42 million legal accrual reversal relating to an ongoing contract compliance lawsuit.
Amortization of intangible assets increased $48 million primarily as a result of the Merger with Avast.
Restructuring and other costs increased $31 million, primarily due to severance and termination benefit costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2023 restructuring activities.

Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Interest expense	$(154)	$(32)	$(233)	$(95)
Interest income	5	—	10	—
Foreign exchange gain (loss)	(7)	1	(8)	3
Gain (loss) on early extinguishment of debt	—	—	(9)	(5)
Gain on sale of properties	—	—	—	175
Other	4	(10)	10	(8)
Total non-operating income (expense), net	$(152)	$(41)	$(230)	$70
Three Months Ended December 30, 2022 Compared with Three Months Ended December 31, 2021
Non-operating income (expense), net, increased by $111 million in expense, primarily due to an increase in interest expense associated with our new senior credit facilities and two senior notes, all of which were issued during the second quarter of fiscal 2023.
Nine Months Ended December 30, 2022 Compared with Nine Months Ended December 31, 2021
Non-operating income (expense), net, increased by $300 million in expense, primarily due to the absence of the $175 million gain on sale of certain land and buildings in Mountain View, California during the second quarter of fiscal 2022 and an increase in interest expense associated with our new senior credit facilities and two senior notes, all of which were issued during the second quarter of fiscal 2023.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Income (loss) before income taxes	$216	$261	$640	$946
Income tax expense (benefit)	$51	$59	$206	$230
Effective tax rate	24%	23%	32%	24%
Our effective tax rate for income for the three and nine months ended December 30, 2022 differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain discrete items this quarter including the tax impacts of internal restructuring, deductibility of transaction costs from the Merger, and the limitations of foreign taxes due to the increase of interest expense.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the Merger through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of December 30, 2022 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	December 30, 2022	December 31, 2021
Net cash provided by (used in):
Operating activities	$433	$648
Investing activities	$(6,546)	$316
Financing activities	$5,064	$(116)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities decreased by $215 million, primarily due to an increase in cash payments during the first nine months of fiscal 2023, including payments of federal income taxes, debt interest, and transaction costs and other regulatory closing fees in connection with the Merger.
Cash from investing activities
Our cash flows used in investing activities increased by $6,862 million, primarily due to the $6,547 million total cash consideration paid for the Merger with Avast, net of $363 million cash acquired and $2,141 million non-cash consideration transferred, as well as the absence of $355 million in proceeds from the sale of certain Mountain View, California properties during the first six months of fiscal 2022.
Cash from financing activities
Our cash flows provided by financing activities increased $5,180 million, primarily due to proceeds from the issuance of debt, partially offset by repayment of debt and the continuation of our stock repurchase program. The first six months of fiscal 2023 reflects $8,954 million of aggregate proceeds: $3,910 million from Term Facility A, $3,690 million from Term Facility B, $900 million from the 6.75% Senior Notes and $600 million from the 7.125% Senior Notes, net of $146 million of debt issuance costs. This was partially offset by the $400 million repayment of our 3.95% Senior Notes, $1,010 million repayment of our Initial Term Loan, $703 million repayment of our Delayed Draw Term Loan, settlement of the $525 million principal and $100 million equity rights associated with our New 2.0% Convertible Notes, and common stock repurchases of $904 million. In contrast, the first three months of fiscal 2022 reflects $512 million of proceeds from the issuance of our Initial Term Loan, partially offset by the $364 million settlement of our New 2.5% Convertible Notes.
Cash and cash equivalents
As of December 30, 2022, we had cash, cash equivalents and short-term investments of $812 million, of which $440 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
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
On September 12, 2022, upon close of the Merger with Avast, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the Merger’s close. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the outstanding principal of $1,703 million and accrued and unpaid interest of $3 million under the Initial Term Loan and Delay Draw Term Loan from the existing credit facilities. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. During the nine months ended December 30, 2022, we paid an aggregate $145 million in debt issuance costs associated with the senior credit facilities.
On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. They are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semi-annually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. During the nine months ended December 30, 2022, we paid an aggregate $14 million in debt issuance costs associated with the two senior notes.
In connection with the financing provided for Term B Facility, we incurred customary ticking fees with respect to the undrawn commitments that began accruing on the 61st day post-syndication. The ticking fees were accrued at the per annum rate of (i) 50% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans for 61-90 days from January 28, 2022, the syndication date, and (ii) 100% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans on and after 91 days from the syndication date. Ticking fees were payable on the Closing Date of the transaction. During the nine months ended December 30, 2022, we paid $31 million in ticking fees.
Subsequent to December 30, 2022, on January 19, 2023, we made a voluntary prepayment of $250 million for our senior credit facilities, which was applied exclusively to the Term B Facility.
Share repurchases
During the three and nine months ended December 30, 2022, we executed repurchases of 23 million and 40 million shares of our common stock, respectively, under our existing share repurchase program for an aggregate amount of $500 million and $904 million, respectively.
Merger with Avast
On September 12, 2022, we completed the Merger with Avast for a total cash consideration of approximately $6,547 million, net of $363 million of cash acquired and $2,141 million non-cash consideration transferred. The cash consideration included repayment of outstanding Avast debt totaling $942 million. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information about this business combination.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of December 30, 2022, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	December 30, 2022
Term Loans	$7,600
Senior Notes	2,600
Mortgage Loans	7
Total debt	$10,207
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of December 30, 2022, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.

Dividends
On February 2, 2023, we announced a cash dividend of $0.125 per share of common stock to be paid in March 2023. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Share repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of December 30, 2022, the remaining balance of our stock repurchase authorization was $870 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the Merger, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the Merger on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. As of December 30, 2022, we expect that we will incur total costs up to $280 million, with $180 million and $100 million estimated to be incurred within the first and second full years, respectively, following the completion of the Merger. These actions are expected to be completed by fiscal 2024. During the nine months ended December 30, 2022, we made $21 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Significant contractual obligations
The following is a schedule of our significant contractual obligations and commitments as of December 30, 2022, including those associated with the Merger with Avast. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

	Short-Term Payments	Long-Term Payments	Total
(In millions)
Contractual obligations:
Debt (principal payments) (1)	$233	$9,974	$10,207
Interest payments on debt (2)	601	2,565	3,166
Purchase obligations (3)	285	107	392
Deemed repatriation taxes (4)	128	310	438
Operating leases (5)	28	40	68
Total	$1,275	$12,996	$14,271

(1)As of December 30, 2022, our total outstanding principal amount of indebtedness is comprised of $7,600 million in Term Loans, $2,600 million in Senior Notes and $7 million in Mortgage Loans. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information about our debt and debt covenants.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a covenant that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of December 30, 2022, we were in compliance with all debt covenants.
(2)Interest payments calculated based on the contractual terms of the related debt instruments. Interest on variable rate debt was calculated using the interest rate in effect as of December 30, 2022. See Note 10 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on the Term Loans and Senior Notes.
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

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of December 30, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $614 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks related to fluctuations in foreign currency exchange and interest rates. We may use derivative financial instruments to reduce the volatility of earnings and cash flow that may result from adverse economic conditions and events or changes in foreign currency exchange and interest rates.
Interest rate risk
As of December 30, 2022, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,552 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of December 30, 2022, we also had $7,600 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 1% change in SOFR would have resulted in a $76 million increase in interest expense on an annualized basis.
In addition, we have a $1,500 million revolving credit facility that if drawn bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency, primarily in Euro, Japanese Yen, British Pound, Australian Dollar, Czech Koruna and Canadian Dollar. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services provided. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses which impacts our operating results.
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

(b) Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2023, except for the Merger with Avast discussed below, there were no changes in our internal controls over financial reporting or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
A description of the risk factors associated with our business is set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings, and Quantitative and Qualitative Disclosures About Market Risk.” The list is not exhaustive, and you should carefully consider these risks and uncertainties before investing in our common stock.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. Although we did not experience a material increase in cancellations by customers or a material reduction in our retention rate in fiscal 2022 or in the first three quarters of fiscal 2023, we may experience such an increase or reduction in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of inflation, changes in interest rates, Russia’s invasion of Ukraine, the COVID-19 pandemic or other macroeconomic events. In addition, during a recession, consumers may experience a decline in their credit or disposable income, which may result in less demand for our solutions. As a result, we may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
In addition, in January 2021, we acquired Germany-based Avira and in September 2022, we completed the Merger with Avast. Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira acquisition and the Merger with Avast is attributable to attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, may impede our ability to attract free users, convert these users into paying customers and retain them.
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

Our business has not been materially impacted to date by Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus; however, it is not possible to predict the broader consequences of this conflict or other conflicts that may arise in the future, which could include geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit, capital, and currency markets; reduced economic activity; changes in laws and regulations affecting our business, including further sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which Russia’s invasion of Ukraine or other future conflicts may negatively impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change.
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
Our solutions, systems, websites and the data on these sources have been and may continue to be subject to intentional disruption that could materially harm our reputation and future sales.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to continue to be a target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a leading cyber security company. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, could or have attempted to penetrate, and in some cases have penetrated, our network security or the security of our vendors or suppliers. Such attempts are increasing in number and in technical sophistication, and could expose us and the affected parties, to risk of loss or misuse of proprietary, personal or confidential information or disruptions of our business operations.
When a data breach occurs, our information technology systems and infrastructure can be subject to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third-party service providers or technology malfunction. The occurrence of any of these events, as well as a failure to promptly remedy these events when they occur, could compromise our systems and the information stored in our systems. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We are not always able to anticipate these techniques or to implement adequate or timely preventive or reactive measures. Several recent, highly publicized data security breaches, including large-scale attacks by foreign nation state actors and a significant uptick in ransomware/extortion attacks at other companies, have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers. As an example, a threat actor could exploit a new vulnerability before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems. We could also face legal action from individuals, business partners, and regulators in connection with exploitation of those vulnerabilities, which would result in increased costs and fees incurred in our defense against those proceedings.
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
Our solutions are subject to a high degree of regulation, including a wide variety of international and U.S. federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (the FTC Act), and comparable state laws that are patterned after the FTC Act. We have previously entered into consent decrees and similar arrangements with the FTC and the attorney generals of 35 states as well as a settlement with the FTC relating to allegations that certain of LifeLock’s advertising, marketing and security practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on our business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our solutions. We signed an Undertaking, effective June 14, 2021, with the United Kingdom’s Competition and Markets Authority (CMA) requiring our NortonLifeLock Ireland Limited and NortonLifeLock UK entities to make certain changes to our policies and practices related to automatically renewing subscriptions in the United Kingdom as part of the CMA’s investigation into auto-renewal practices in the antivirus sector it launched in December 2018. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.

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
As of December 30, 2022, we had an aggregate of $10,207 million of outstanding indebtedness that will mature in calendar years 2022 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, remain in compliance with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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

GENERAL RISKS
Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, have led to and may continue to lead to higher financing costs.
Inflation has risen on a global basis, including in the United States, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which may include continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, have led to higher financing costs and have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
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
While the COVID-19 pandemic has negatively impacted many sectors of the U.S. and global economies, the consumer Cyber Safety market experienced increased demand as the pandemic greatly accelerated the digital lives of people around the world. However, with the extended duration of the pandemic and the easing of prevention protocols and restrictions, we are seeing decreasing demand and increased competition. In addition, should the negative macroeconomic impacts of the COVID-19 pandemic persist or worsen, we may experience continued slowdowns in our business activity and an increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession. A prolonged recession could adversely affect demand for our offerings, retention rates and harm our business and results of operations, particularly in light of the fact that our solutions are discretionary purchases and thus may be more susceptible to macroeconomic pressures, as well impact the value of our common stock, our ability to refinance our debt and our access to capital.

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
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's (OECD) base erosion and profit shifting project including recent proposals for a global minimum tax rate, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (MNE), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. On December 12, 2022, the European Union reached an agreement to implement the Pillar Two Directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. We will continue to monitor and determine how these legislative changes will be enacted into law and how they will potentially impact our corporate tax liabilities. It is possible that they could have a material effect on our corporate tax liability and our global effective tax rate;
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
Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of December 30, 2022, we have $870 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended December 30, 2022 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 28, 2022	9	$21.13	9	$1,183
October 29, 2022 to November 25, 2022	12	$22.31	12	$925
November 26, 2022 to December 30, 2022	2	$22.88	2	$870
Total number of shares repurchased	23		23

(1)     The number of shares purchased is reported on trade date.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

February 6, 2023