Form 10-K
period 2023-03-31
Gen Digital Inc.
filed 2023-05-25
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Gen Digital (f/k/a NortonLifeLock Inc.) common stock on September 30, 2022 as reported on the Nasdaq Global Select Market: $9,340,370,900, based on a per share stock price of $20.14. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.

The number of shares of Gen Digital common stock, $0.01 par value per share, outstanding as of May 19, 2023 was 640,770,648 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2023.

GEN DIGITAL INC.
FORM 10-K
For the Fiscal Year Ended March 31, 2023
“Gen,” “we,” “us,” “our,” and “the Company” refer to Gen Digital Inc. and all of its subsidiaries. Gen, Norton, Avast,
LifeLock, Avira, AVG, Reputation Defender, CCleaner and all related trademarks, service marks and trade names are trademarks or registered trademarks of Gen or other respective owners that have granted Gen the right to use such marks. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include references to our ability to utilize our deferred tax assets, statements about our future financial performance, statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” and similar expressions, and any other statements that does not directly relate to any historical or current fact. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Item 1A. Risk Factors, of this Annual Report on Form 10-K. We encourage you to read that section carefully.

PART I
ITEM 1. Business
Purpose and Mission
Purpose: Powering Digital Freedom.
Mission: We create technology solutions for people to take full advantage of the digital world, safely, privately, and confidently so together, we can build a better tomorrow.
Our Values
Protecting people is what inspires us, and our people are at the core of what we do. We seek to attract talent that embraces the following values:
•Customer Driven. Community Minded. We are advocates for our customers and are dedicated to making their lives simpler and safer. We are driven by the positive impact we can have on all the communities in which we live and work.
•Think Big. Be Bold. We empower and inspire one another to think in new ways and to embrace change. We take calculated risks and learn fast to drive innovation across the business.
•Keep it real. Make it Happen. We are authentic, open, and treat one another with respect. We do what we say and say what we do with integrity.
•Play to win. Together. We act with passion, purpose, and energy to win with customers and in the marketplace. We leverage the strength of our global team, knowing we’re more powerful together.
Company Overview
On September 12, 2022, we completed the merger with Avast (the Merger). In connection with the Merger, effective November 7, 2022, we changed our company name from NortonLifeLock, Inc. to Gen Digital, Inc. (Gen). The Merger accelerated our transformation of consumer Cyber Safety, and increased our user reach and geographic footprint globally. The combined strengths of Gen created a broader and complementary product portfolio that spans beyond core security, into identity and privacy, and towards adjacent trust-based solutions.
Gen is a global company powering Digital Freedom with a family of trusted brands including Norton, Avast, LifeLock, Avira, AVG, ReputationDefender and CCleaner. We bring award-winning products and services in Cyber Safety, covering security, privacy and identity protection to approximately 500 million users in more than 150 countries so they can live their digital lives safely, privately, and confidently today and for generations to come.
Today’s world is increasingly digital, and this has changed the way we live our lives every day. The last decade has brought increasingly impressive technological advances that have unlocked new ways to play and transact online, control smart homes, and more. The possibilities in the digital world will continue to transform our lives. However, with each new digital interaction comes increased risk and exposure for consumers as cybercriminals use a mix of old and new tactics and technology, including phishing, vishing, smishing, based on machine learning and deep fake, to execute highly advanced threats. We are our customers’ trusted ally they can depend on to help secure and control their digital lives so they can be free to enjoy the promise of the digital world. We are committed more than ever to protecting and empowering people’s digital lives with human-centered safety.
We are well positioned for driving the awareness of Cyber Safety for individuals, families, and small businesses, fueled by an increasingly connected world. We maintain a global, omni-channel sales approach, including direct acquisition and a family of brands marketing program. This program is designed to grow our customer base by increasing brand awareness and understanding of our products and services and maximizing our global reach to prospective customers.
We help prevent, detect and restore potential damages caused by many cybercriminals. We also make it easy for consumers to find, buy and use our products and services. To this end, we offer both free and paid subscription-based Cyber Safety solutions primarily direct-to-consumer through our family of brands and indirectly through partner relationships. Most of our subscriptions are offered on annual terms, but we also provide monthly subscriptions.
As of March 31, 2023, we have approximately 500 million total users, which come from direct, indirect and freemium channels. Of these total users, we have approximately 65 million paid Cyber Safety customers including over 38 million direct customers with whom we have a direct billing relationship.
•Direct-to-consumer channel: We use advertising to elevate our family of brands, attract new customers and generate significant demand for our services. Our direct subscriptions are primarily sold through our e-commerce platform and mobile apps, and we have a direct billing relationship with the majority of these customers.
•Indirect partner distribution channels: We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include retailers, telecom service providers, hardware OEMs, employee benefit providers, strategic partners, and small office, home offices and very small businesses. Physical retail and OEM partners represent a small portion of our distribution, which minimizes the impact of supply chain disruptions.

•Freemium channels: With the acquisition of Avast and Avira, we have expanded our go-to-market with multiple freemium channels. We use free versions of our products to reach the broadest set of consumers globally and bring Cyber Safety to a larger audience, especially in international markets. The free solution offers a baseline of protection and presents premium functionalities based on the risk profile and specific needs of the user. The user can choose to add specific premium solutions or upgrade to suites that provide security, identity, and privacy across multiple platforms and devices, thereby becoming a paid customer.
Seasonality
As is typical for many consumer technology companies, portions of our business are impacted by seasonality. However, we believe the net impact on our business is limited. Seasonal behavior in orders primarily reflects consumer spending patterns where our fiscal third and fourth quarters are higher due to the holidays in our third quarter, as well as follow-on holiday purchases and the U.S. tax filing season which typically is in our fourth quarter. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because of our subscription business model, as the majority of our in-period revenues are recognized ratably from our deferred revenue balance.
Our Strategy
Our strategy is focused on long-term profitable growth. To fuel our growth, our consumer-centric strategy is to provide comprehensive and easy-to-use integrated platforms, which we have built in-house or acquired. By combining and leveraging our family of trusted consumer brands, including offerings from Norton, Avast, LifeLock, Avira, AVG, Reputation Defender and CCleaner, we deliver an industry-leading set of Cyber Safety solutions.
We are positioned for long-term growth and expansion. Our three primary growth levers are:
1.Extending Reach: Leveraging omni-channel strategy and building partnerships to broaden privacy and identity protection internationally.
2.Increasing Value: Cross-selling and up-selling, and expanding identity and privacy solutions to address consumers’ evolving needs.
3.Growing Loyalty: Increase customer loyalty and retention, as consumers move from point products protecting their devices towards all-in-one comprehensive Cyber Safety memberships.
The key elements of our strategy include the following:
•Extend our leadership position through new products and continued enhancement of our solutions and services: Cyber Safety is large and expanding, which we believe provides a significant growth opportunity. Our strategy is to grow our business through innovation and acquisitions to expand the solutions and services we offer into new cohorts, territories and sectors. We believe there are many additional areas where we can both offer new solutions, as well as use our core capabilities and our integrated platform to reach new customers and markets globally.
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
•Continue our focus on customer retention: We continue to optimize and expand the value we provide to customers which we believe can positively impact retention. We aim to continue to increase customer engagements through actionable alerts, education on timely topics and introducing new product capabilities. We plan to also continue investing in enhancing both desktop and mobile customer experiences throughout a customer’s journey with Gen, from purchase, to onboarding and beyond.
•Increase value to existing customers: We believe strong customer satisfaction will provide us with the opportunity to engage customers in new services offerings. We maintain the Norton 360 and Avast One platforms that have multiple tiers of membership, and we continue to engage customers with standalone products to offer membership options and show the value proposition of our premium solutions. Over time, we plan to drive further growth as we add additional offerings and services for our customers.
•Draw strength from our world-class customer service support: We have the largest consumer Cyber Safety customer service support organization in the world. Our global support team seeks to ensure the voice of the consumer is heard and that we put our customers first. We leverage frequent communication and feedback from our customers to continually improve our solutions and services. We embrace end-to-end customer experience and aim to continue to improve our Net Promoter Scores and overall customer satisfaction.
•Leverage our global brands to drive growth: We will work to keep building our family of trusted brands in markets globally as we strive to bring protection and empowerment to all consumers when it comes to their digital lives. According to our most recent research, Norton has 84% global brand awareness, and we are best positioned and number one top of mind in consumer Cyber Safety, according to the 2022 Gen Brand Impact study.

Our Cyber Safety Solutions and Services
Our broad portfolio of products and services is developed from consumer insights to help us bring to market real solutions to real problems and to engage and educate consumers about Cyber Safety. We continuously target to release new products and features at an accelerated pace and find synergies to integrate current and future technology acquisitions.
Our Cyber Safety portfolio provides protection across three key categories in multiple channels and geographies, including security and performance, identity protection, and online privacy. Our technology platforms bring together software and service capabilities within these three categories into comprehensive and easy-to-use products and solutions across our brands. We have also evolved beyond traditional Cyber Safety to offer adjacent trust-based solutions, including digital identity and access management, digital reputation, and restoration support services.
We protect and empower consumers by providing solutions and services in two main ways:
•Comprehensive membership plans: Providing a comprehensive and all-in-one Cyber Safety portfolio of solutions for a membership fee. Plans are offered through Norton 360 and Avast One subscriptions, both brands provide multiple levels of membership tiers that range from basic, mid-level, or premium tiers where identity theft and online privacy features are included.
•Point solutions: Providing individual, stand-alone products and services in security, identity and privacy, which offers flexibility for consumers to choose between free or paid solutions. For example, Norton AntiTrack helps keep personal information and browsing activity private by blocking trackers and disguising digital fingerprints online. Avast Driver Updater allows PC users to keep their computer’s drivers up-to-date, improving performance and keeping their device secure from vulnerabilities or bugs caused by outdated drivers.
We are well positioned across three key Cyber Safety categories:
•Security and Performance (Norton, Avast, Avira, AVG, and CCleaner offerings): Our offerings provide real-time protection for PCs, Macs and mobile devices against malware, viruses, adware, ransomware and other online threats. These offerings monitor and block unauthorized traffic from the internet to the device to help protect private and sensitive information when customers are online. We also provide performance and optimization software solutions that frees up space on devices, clears online tracking and helps machines run faster.
•Identity Protection (Norton and LifeLock Identity Theft Protection and Restoration, Dark Web Monitoring, Home Title Protect, Social Media Monitoring, Avast Secure Identity): Our Norton and LifeLock identity theft protection solution includes monitoring, alerts and restoration services to help safeguard our customers’ personal information. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities. Norton Dark Web Monitoring looks for personal information of our LifeLock, Norton 360 and Norton Identity Advisor Plus members on the Dark Web. Avast Secure Identity provides advanced identity protection including credit monitoring and alerts. LifeLock Home Title Protect detects fraud and notifies members if we find changes made to their Home Title. Norton Social Media Monitoring features help keep customers’ social media accounts safer by monitoring them for account takeovers, risky activity and inappropriate content.
•Online Privacy (VPN, Privacy Monitor Assistant, AntiTrack, Online Reputation Management, Secure Browser, BreachGuard, Online Security and Privacy Browser Extension): Our VPN solutions enhance security and online privacy by providing an encrypted data tunnel. This allows customers to securely transmit and access private information, such as passwords, bank details and credit card numbers, when using public Wi-Fi on PCs, Macs and mobile iOS and Android devices. Norton Privacy Monitor Assistant is an on-demand, white glove service where our agents help our members delete personal information from Data brokers online. Our AntiTrack product helps keep personal information and browsing activity private by blocking trackers and disguising digital fingerprints online. Our Online Reputation Management solutions help extend and strengthen Gen’s privacy capabilities and functionalities, such as the ability to manage online search results, personal branding and digital privacy. Our Secure Browser, BreachGuard and other browser extension products provide private, fast and secure browsing across different devices, as well as protect sensitive online information against malicious websites and phishing, data loss, data leaks, data breaches, and collection by third parties and provides assistance from experts when needed.
Innovation, Research & Development
Gen has a long history of innovation, and we plan to continue to invest in research and development to drive our long-term success.
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
We are committed to our innovation and research & development efforts. The Technology team at Gen is driving the company’s future technologies and innovations, and helping guide the consumer cybersecurity industry. Our global technology research organization is focused on applied research projects, with the goal of rapidly creating new products to address consumer trends and grow the business, including defending consumer digital privacy and identity. We also have a global threat response and security technology organization that is comprised of our dedicated team of threat and security researchers, supported by advanced systems to innovate security technology and threat intelligence.
We have one of the world’s largest consumer Cyber Safety networks. Leveraging our capabilities, our global threat response team handles a wide variety of attacks, including social engineering attacks, file-based attacks, web and network-based attacks, privacy and data exfiltration attacks, identity theft attacks, algorithmic manipulation attacks, and more.
Norton’s most recent Consumer Cyber Safety Pulse Report found that the company blocked over 3.5 billion threats in 2022, including 90.9 million phishing attempts, 260.4 million file threats and 1.6 million mobile threats.
In 2022, Avast processed more than 582 million new unique samples, of which over 282 million were malicious. Avast has also set up honeypots in 88 countries worldwide and captured over 1.45 billion attacks on average per month by these honeypots alone.
Our differentiated approach is powered by our global scale and visibility, geographically distributed cloud data platform, and advanced AI-based automation.
Our technology-based solutions:
•Giga-Scale Endpoint Visibility: Visibility on threat and behavioral trajectories across approximately 500 million endpoints and networks.
•Autonomous Defense: Automation of the detection pipeline by leveraging modern, featureless, explainable AI.
•Next-Gen Insight: AI-based enrichment and best-in-class analytics of multi-factor, large-scale behavior data in real-time.
Industry Overview
Cyber Safety is a growing market, fueled by the increase in activities online over the years as well as the years ahead. The core markets that we participate in are security, identity and privacy. We believe the Cyber Safety market will continue to expand beyond these core markets and grow significantly, driven by the growing number of people globally connected to the internet and their expanding digital lives.
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
Cybercrime, and the ways in which cybercriminals target consumers, continue to evolve along with behaviors and technology. Cybercrime encompasses any crime committed with devices over the internet and includes crimes where (i) malicious software or unauthorized access is detected on a device, network or online account (such as email, social media, online banking, crypto currency, online retail, gaming, online entertainment, etc.), and unauthorized access or connection to cloud service accounts; (ii) an individual is digitally victimized through a data breach, cyber theft, cyber extortion, or fraud (stolen personally identifiable information, identity theft, etc.); (iii) online stalking, bullying, or harassment is inflicted; or (iv) attacks related to privacy or disinformation (such as online tracking protection, identity impersonation, disinformation on social media, deepfakes, unsecured WiFi, EvilTwin attacks, etc.).
As cybercrime becomes an intensifying threat to our world, consumers are increasingly concerned. Our annual Norton Cyber Safety Insights Report examines the impact of cybercrime and consumers’ online behaviors and concerns related to their online security, privacy and identity. Our report can be found at Newsroom.GenDigital.com/2023-Norton-Cyber-Safety-Insights-Report-Special-Release-Online-Creeping. According to the 2023 report, based on research conducted online by The Harris Poll on behalf of Gen, an estimated 463 million adults in 8 countries experienced cybercrime and about 47.5 million adults experienced identity theft in 2022. Among those who experienced cybercrime in 2022, over 3.5 billion hours were spent trying to resolve the issues created and over half of those cybercrime victims have experienced financial loss.
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
Our principal competitors are set forth below:

•Security: Our principal competitors in this segment include Apple, Bitdefender, Google, Kaspersky, McAfee, Microsoft, Trend Micro, Webroot, Malwarebytes and F-Secure.
•Identity Protection: Our principal competitors in this segment include credit bureaus such as Equifax, Experian and TransUnion, as well as certain credit monitoring and identity theft protection solutions from others such as Allstate, Generali (Iris), Aura and Intuit (Credit Karma).
•Online Privacy: Our principal competitors in this segment include Apple, Aura, Kape, Nord Security, IPVanish, Mozilla, Brave, and DuckDuckGo.
•Other Competitors: In addition to competition from independent software vendors such as Bitdefender, Kaspersky, McAfee and Trend Micro, and from OS providers such as Apple, Google and Microsoft, we also face competition from other companies that currently focus on one or a few Cyber Safety or adjacent segments but are developing additional competing products and expanding their portfolios into new segments, such as ‘pure play’ companies such as Life360, Bark, Dashlane, LastPass, internet service providers, big tech platform providers, insurance companies and financial service organizations.
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
Environmental, Social and Governance (ESG)
Our commitment to ESG is a core component of our company Purpose and Mission. The Nominating and Governance Committee of our Board of Directors has oversight over the Company’s ESG strategy, and our full Board of Directors receives a quarterly ESG update. This quarterly update includes performance data and program information across environmental stewardship, ethics, community investment, and more; progress made toward our ESG targets; and information on emerging ESG priorities. Additionally, as part of our ESG reporting process, we hold regular meetings with functional leaders to review our ESG disclosures. Our Leadership Team is highly engaged in our ESG efforts. Our Head of Corporate Responsibility and Government Affairs reports to our Chief Marketing Officer and meets quarterly with our CEO and Leadership Team and cross-functional ESG Working Group to review our strategy, progress, and program updates.
Building a brand centered on trust is critically important, and our focus on ESG helps us earn trust from our customers, employees, investors and shareholders. As such, ESG topics are core to our business strategy:
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
•Governance: Governance covers many core operating principles overseen by the Nominating and Governance Committee of our Board of Directors. This committee has oversight of ESG issues and receives quarterly updates on topics such as diversity, ethics, environmental stewardship and community investment. Our global culture of responsibility, and the positive contributions we make to the customers, employees, communities, and other stakeholders that we serve drives value for our business.
Setting strategic, achievable, and business-aligned corporate responsibility objectives helps to guide our work and improves our company performance. We align our objectives with the company’s financial goals and focus on the unique positive social and environmental impacts that our business model can have on the world.
Our objectives include:
•Data Privacy and Protection: We safeguard our customer, partner and employee data and offer products that help consumers protect their personal data wherever it is found.

•Education and Training for Cyber Safety: We leverage our leading expertise and technology in Cyber Safety to protect communities. We also provide Cyber Safety training to help empower victims and survivors to reduce their vulnerability.
•Diversity, Equity & Inclusion in Technology: We invest in high-impact non-profits to bring more women and under-represented groups into cybersecurity and technology.
•Environment: Our goal is to establish Gen as an environmentally responsible business. We focus our environmental strategy on climate and energy, sustainable products, our supply chain, engagement with employees and nonprofit partners with an emphasis on transparency about our progress and commitments.
•Employee Engagement: We launched a new platform for employees called the Giving Hub. It provides for easier participation for employees to give to their favorite nonprofits and for additional global opportunities for volunteering and service in their communities.

We cannot guarantee that we will achieve these objectives, and our ability to achieve them is subject to risks and uncertainties both known and unknown, including various risks noted in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. Our annual ESG and Corporate Responsibility Report can be found at Investor.GenDigital.com/ESG.
Human Capital Management
At Gen, our mission is to build a comprehensive and easy-to-use integrated portfolio that prevents, detects and responds to cyber threats and cybercrimes in today’s digital world. Our success in helping achieve this mission depends, in large part, on the success of our employees.
•General Employee Demographics: As of March 31, 2023, we employed just under 3,700 employees in nearly 30 countries worldwide. With dual headquarters in Tempe, Arizona, and in Prague, Czech Republic, we have over 1,100 active employees located in the U.S. and nearly 900 active employees in the Czech Republic. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
As of March 31, 2023, inclusive of our integration of bringing together NortonLifeLock and Avast teams as a combined company, women represented 32% of Gen’s total workforce and held positions in 30% of our leadership. In addition, as of March 31, 2023, women represented 40% of our Board of Directors and half of our independent board membership.
•Diversity, Equity and Inclusion (DEI): We strive to be a diverse, vibrant community with strong values and a shared commitment to our customers, to each other, the work we do and the world we all share. Our mission is to increase our global representation of underrepresented groups at all levels (diversity), where everyone has an opportunity for development and advancement (equity) and can bring their whole selves to work and feel valued every day (inclusion). This mission is built upon four foundational pillars: (1) measurement and accountability; (2) fostering an inclusive environment; (3) diversifying our workforce; and (4) employee development and retention, which are designed to support, attract, retain and nurture our talent.
Clear and actionable multi-year representation goals are set at the leadership level to support accountability and progress, against our goals. Diversity and inclusion are woven into our people processes and our culture. We ask new hires and employees to self-identify their demographics, and important characteristics to help us better measure the diversity of our applicant pool and of our team to derive insights and actionable people strategies. We partner with Work180, a women-focused recruitment site that only lists career opportunities from employers that support diversity, inclusion and flexibility. We post positions on several diverse recruiting sites and have dedicated budget to support increasing diverse candidate pipelines. In fiscal 2023, we publicly disclosed our most recent US Equal Employment Opportunity Commission EEO-1 Component 1 Data Collection Report on our investor relations website located at Investor.GenDigital.com/governance/governance-documents.
Inclusion is something we strive for and invest in every day. Raising awareness and appreciation of various diversity topics via our learning curriculum, global all employee conversations, published Blogs and Events. We measure belonging as a key metric in our quarterly Engage employee surveys and are proud to support our eight employee resource groups our Gen communities for people to come together as allies, to learn, support, mentor, and celebrate with one another and to provide an environment where everyone feels seen, heard, respected and valued.
•Employee Development and Training: Our people programs are designed to provide our team members with support, resources, and opportunities they need to grow, learn and thrive in their careers. We continued to focus on learning and development in fiscal 2023, investing further in digital learning via our Rise Learning (formally Nvest Learning) programs for all employees. Leveraging an extensive breadth of content and learning opportunities. This umbrella of offerings includes Rise Mentorship, Rise eLearning and University of Rise.
Rise eLearning, a collection of digital, on-demand modules categorized around leadership, health and wellness, business skills, and technical skills, experienced a steady increase in participation during the year with over 1,200 individual learners who have experienced 5000 modules total. We also provide group learning designed around TED Talks on topics including leadership, change management and to support our diversity, equity and inclusion efforts.
Our Rise Mentorship program continues to grow and boasts an active community of mentors and mentees across the world. University of Rise (U Rise) leadership program that offers best-in-class content from Harvard ManageMentor to inspire and engage existing and aspiring people leaders provides over 40 course options and group learning opportunities. Over 200 participants have enrolled in this program to date.

As part of our ongoing focus on diverse employee development, we continue to extend our participation in McKinsey & Company’s Connected Leaders Academy for our Asian, Black and Hispanic-Latino leaders. Additionally, we had women globally attend the Women in Tech conference and several employees attended the Out & Equal Global Workplace Summit.
•Employee Engagement: We value our people and are committed to creating a positive and fulfilling experience for everyone. Feedback from our employees is critical, and we have developed an ongoing dialogue with our teams via our quarterly Engage pulse survey on a targeted topic that drives actions and improvements. More recently as we worked through our integration bringing together NortonLifeLock and Avast teams we pulse surveyed at a more frequent interval to hear directly on what was going well and where we could improve together as we evolve our culture as a combined team.
•Benefits; Health and Wellness: At Gen, we value our people and are committed to creating a positive and fulfilling experience for everyone through the programs and benefits we offer. Our employee value proposition, Life@Gen is centered on choice, flexibility and growth and encompasses the many elements of our employee experience. Our commitment to overall health and wellness are centered around having an integrated and equitable wellness program that supports body, mind and financial health.
•Human Capital Governance: We partner closely with our Board of Directors and the Compensation and Leadership Development Committee on executive compensation, our broader reward strategies and objectives related to talent management, talent acquisition, leadership development, retention and succession, DEI and employee engagement.
Intellectual Property
Our intellectual property is an important and vital asset that enables us to develop, market, and sell our software products and services and enhance our competitive position. We are a leader among consumer Cyber Safety solutions in pursuing patents and currently have a portfolio of over 1,000 U.S. and international patents issued with many pending. We protect our intellectual property rights and investments in a variety of ways to safeguard our technologies and our long-term success. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret and other protections that apply to our software products and services. The term of the patents we hold is, on average, seventeen years.
From time to time, we enter into cross-license agreements with other technology companies covering broad groups of patents; we have an additional portfolio of over 2,100 U.S. and international patents cross-licensed to us as part of our arrangement with Broadcom as a result of the asset sale of our former Enterprise Security business. We also use software from third parties in our business and generally must rely on those third parties to protect the licensed rights. This can include open source software, which is subject to limited proprietary rights. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, services, and business methods, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. The ability to maintain and protect our intellectual property rights is important to our success, but we believe our business is not materially dependent on any individual patent, copyright, trademark, trade secret, license, or other intellectual property right.
However, circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available, and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, protecting our intellectual property rights is costly and time consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.
In addition, a large number of patents, copyrights and trademarks are owned by other companies in the technology industry. Those companies may request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights.
For more information on the risks associated with our intellectual property, please see “Risk Factors” in Item 1A included in this Annual Report on Form 10-K.
Information Security and Risk Oversight
We maintain a comprehensive technology and cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We regularly perform evaluations of our security program and our information technology infrastructure and information security management systems are audited by external auditors each fiscal year. Our information security management system is based upon industry leading frameworks, including ISO 27001, PCI DSS requirements and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Our Chief Information Security Officer (CISO) leads our cybersecurity program, which includes the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect these information assets. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in an ongoing program of mandatory annual training and receive communications regarding the cybersecurity environment to increase awareness throughout the company. We also implemented an enhanced annual training program for specific specialized employee populations, including secure coding training.

The Technology and Cybersecurity Committee of the Board has direct oversight to the Company’s (1) technology strategy, initiatives and investments and (2) key cybersecurity information technology risks against both internal and external threats. The Technology and Cybersecurity Committee is comprised entirely of independent directors, two of whom have significant work experience related to information security issues or oversight and meets and reports to the Board on a quarterly basis. The Audit Committee, which is also comprised entirely of independent directors, considers cybersecurity information technology risks in connection with overseeing our enterprise risk management system, and reports to the Board on enterprise risk management matters on a quarterly basis. Management will report security instances to the Technology and Cybersecurity Committee as they occur, if material, and will provide a summary multiple times per year to the Technology and Cybersecurity Committee. Additionally, our CISO attends each Technology and Cybersecurity Committee meeting and meets regularly with the Board of Directors or the Audit Committee of the Board of Directors to brief them on technology and information security matters. We carry insurance that provides protection against the potential losses arising from a cybersecurity incident. In the last fiscal three years, we have not experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.
Governmental Regulation
We collect, use, store or disclose an increasingly high volume, and variety of personal information, including from employees and customers, in connection with the operation of our business, particularly, in relation to our identity and information protection offerings, which rely on large data repositories of personal information and consumer transactions. The personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security.
For information on the risks associated with complying with privacy and data security laws, please see “Risk Factors” in Item 1A included in this Annual Report on Form 10-K.
Available Information
Our internet home page is located at GenDigital.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC) on our investor relations website located at Investor.GenDigital.com. The information contained, or referred to, on our website, including in any reports that are posted on our website, is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Item 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY
If we are unable to develop new and enhanced solutions, or if we are unable to continually improve the performance, features, and reliability of our existing solutions, our business and operating results could be adversely affected.
Our future success depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. In the past, we have incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation. We believe that we must dedicate significant resources to our research and development efforts to deliver innovative market competitive products and avoid being reliant on third party technology and products. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. We must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers.
The development and introduction of new solutions involve significant commitments of time and resources and are subject to risks and challenges including but not limited to:
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
•Availability of engineering and technical talent;
•Entering new or unproven market segments; and
•Executing new product and service strategies.

In addition, third parties, including operating systems and internet browser companies, may limit the interoperability of our solutions with their own products and services, in some cases to promote their own offerings. This could delay the development of our solutions or our solutions may be unable to operate effectively. This could also result in decreased demand for our solutions, decreased revenue, harm to our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.
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
We operate in intensely competitive and dynamic markets that experience frequent and rapid technological developments, changes in industry and regulatory standards, evolving market trends, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, we could experience a loss of market share and a reduction in our revenues, which could materially and adversely affect our business and financial results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, effectively adapt to changes in the technology, privacy and data protection standards or trends.
We face competition from a broad range of companies, including software vendors focusing on Cyber Safety solutions such as Bitdefender, Kapersky, McAfee and Trend Micro, operating system providers such as Apple, Google and Microsoft, and companies such as Nord, Life360, Last Pass and others that currently specialize in one or a few particular segments of the market and many of which are expanding their product portfolios into different segments. Many of these competitors offer solutions or are currently developing solutions that directly compete with some or all of our offerings. We also face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Further, many of our competitors are increasingly developing and incorporating into their products data protection software and other competing Cyber Safety products such as antivirus protection or VPN, often free of charge, that compete with our offerings. Our competitive position could be adversely affected by the functionality incorporated into these products rendering our existing solutions obsolete and therefore causing us to fail to meet customer expectations. In addition, the introduction of new products or services by competitors, and/or market acceptance of products or services based on emerging or alternative technologies, could make it easier for other products or services to compete with our solutions.
We anticipate additional competition as new participants enter the Cyber Safety market and as our current competitors seek to increase their market share and expand their existing offerings. Some of our competitors have greater financial, technical, marketing, or other resources than we do, including in new Cyber Safety and digital life segments. Consequently, those competitors may influence customers to purchase their products instead of ours through investing more in internal innovation than we can and through their unique access to customer engagement points. Further consolidation among our competitors and within our industry or, in addition to other changes in the competitive environment, such as greater vertical integration from key computing and operating system suppliers could result in larger competitors that compete more frequently with us.
In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware original equipment manufacturers (OEMs), internet service providers (ISPs), operating systems and telecom service providers. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or with their own solutions. Similarly, they could gain market share from us if these partners promote our competitors’ solutions or their own solutions more than our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. Further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and operating results.
We cannot be sure that we will accurately predict how the markets in which we compete or intend to compete will evolve. Failure on our part to anticipate changes in our markets and to develop solutions and enhancements that meet the demands of those markets or to effectively compete against our competitors will significantly impair our business, financial condition, results of operations, and cash flows.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019, we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the Broadcom sale), in January 2021, we completed the acquisition of Avira, and in September 2022, we completed the Merger with Avast. These activities have and may continue to involve a number of risks and challenges, including:
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
•Ongoing contractual obligations and unanticipated delays or failure to meet contractual obligations;
•Substantial accounting charges for acquisition-related costs, asset impairments, amortization of intangible assets and higher levels of stock-based compensation expense; and
•Difficulty in realizing potential benefits, including cost savings and operational efficiencies, synergies and growth prospects from integrating acquired businesses.
Macroeconomic factors, such as rising inflation and interest rates, and capital market volatility could negatively influence our future acquisition opportunities. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.
Our revenue and operating results depend significantly on our ability to retain our existing customers and expand sales to them, convert existing non-paying customers to paying customers and add new customers.
We generally sell our solutions to our customers on a monthly or annual subscription basis. It is important to our business that we retain existing customers and that our customers expand their use of our solutions over time. Customers may choose not to renew their membership with us at any time. Renewing customers may require additional incentives to renew, may not renew for the same contract period, or may change their subscriptions. We therefore may be unable to retain our existing customers on the same or more profitable terms, if at all. In addition, we may not be able to accurately predict or anticipate future trends in customer retention or effectively respond to such trends.
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
•Changes in auto-renewal and other consumer protection regulations;
•Our customers’ dissatisfaction with our efforts to market additional products and services;
•Our customer service and responsiveness to the needs of our customers;
•Changes in our target customers’ spending levels as a result of general economic conditions, inflationary pressures or other factors; and
•The quality and efficacy of our third-party partners who assist us in renewing customers’ subscriptions.
Declining customer retention rates could cause our revenue to grow more slowly than expected or decline, and our operating results, gross margins and business will be harmed. In addition, our ability to generate revenue and maintain or improve our results of operations partly depends on our ability to cross-sell our solutions to our existing customers and to convert existing non-paying customers to paying customers. We may not be successful in cross-selling our solutions because our customers may find our additional solutions unnecessary or unattractive. Our failure to sell additional solutions to our existing customers could adversely affect our ability to grow our business.
An important part of our growth strategy involves continued investment in direct marketing efforts, indirect partner distribution channels, freemium channels, our sales force, and infrastructure to add new customers. The number and rate at which new customers purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions, competition, general economic conditions, market transitions, product obsolescence, technological change, public awareness of security threats to IT systems, macroeconomic conditions, and other factors. These new customers, if any, may renew their subscriptions at lower rates than we have experienced in the past, which could affect our financial results.
Additionally, there are inherent challenges in measuring the usage of our products and solutions across our brands, platforms, regions, and internal systems, and therefore, calculation methodologies for direct customer counts may differ, which may impact our ability to measure the addition of new customers. The methodologies used to measure these metrics require judgment and are also susceptible to algorithms or other technical errors. We continually seek to improve our estimates of our user base, and these estimates are subject to change due to improvements or revisions to our methodology. From time to time, we review our metrics and may discover inaccuracies or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments.
We may need to change our pricing models to compete successfully.
The intense competition we face, in addition to general and economic business conditions (including economic volatility, recent bank failures, and increased inflation and interest rates, among other things), may put pressure on us to change our pricing practices. If our competitors offer deep discounts on certain solutions or provide offerings, or offer free introductory products that compete with ours, we may need to lower prices or offer similar free introductory products to compete successfully. Similarly, if external factors, such as economic conditions, market trends, or business combinations require us to raise our prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. We may experience a material increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of inflation, changes in interest rates, or other macroeconomic events. We may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results. Additionally, our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, and changes in interest rates. Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as volatile market conditions, including the weakening of foreign currencies relative to USD, which has and may in the future negatively affect our revenue expressed in USD. Volatile market conditions related to Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus, and other global or macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows.
Finally, in January 2021, we acquired Germany-based Avira and in September 2022, we completed the Merger with Avast. Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira acquisition and the Merger with Avast is attributable to attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, may impede our ability to attract free users, convert these users into paying customers and retain them.
If we fail to manage our sales and distribution channels effectively, or if our partners choose not to market and sell our solutions to their customers, our operating results could be adversely affected.
A portion of our revenues is derived from sales through indirect channels, including, but not limited to, distributors that sell our products to end-users and other resellers, and partners that incorporate our products into, or bundle our products with, their products. These channels involve risks, including:
•Our resellers, distributors and telecom service providers are generally not subject to minimum sales requirements or any obligation to market our solutions to their customers;
•Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause and our partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due to competitive conditions in our markets and other factors;
•Our resellers, distributors and OEMs may encounter issues or have violations of applicable law or regulatory requirements or otherwise cause damage to our reputation through their actions;
•Our resellers and distributors frequently market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of competing solutions due to pricing, promotions, and other terms offered by our competitors;
•Any consolidation of electronics retailers can increase their negotiating power with respect to software providers such as us and any decline in the number of physical retailers could decrease the channels of distribution for us;
•The consolidation of online sales through a small number of larger channels has been increasing, which could reduce the channels available for online distribution of our solutions; and
•Sales through our partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in fewer sales, or cause our partners to suffer financial difficulty which could delay payments to us, affecting our operating results.
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
Following the Merger with Avast, we derive a significant portion of our revenues from customers located outside of the U.S., and we have substantial operations outside of the U.S., including engineering, finance, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:
•Difficulties staffing, managing, and coordinating the activities of our geographically dispersed and culturally diverse operations;
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
•Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the United States;
•Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;
•Difficulties in staffing, managing, and operating our international operations;
•Costs and delays associated with developing software and providing support in multiple languages;
•Political, social or economic unrest, war, or terrorism, regional natural disasters, or export controls and trade restrictions, particularly in areas in which we have facilities; and
•Multiple and possibly overlapping tax regimes.
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
Our future success depends upon our ability to recruit and retain key management, technical (including cyber security experts), sales, marketing, e-commerce, finance, and other personnel. As a result of the Merger with Avast, we have expanded our leadership team. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition is significant for people with the specific skills that we require. As a result of the COVID-19 pandemic, we transitioned to a remote working environment for the substantial majority of our employees. Over time such remote operations may decrease the cohesiveness of our employees and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new employees and to retain existing employees.
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
Our solutions, systems, websites and the data on these sources have been and may continue to be subject to cybersecurity events that could materially harm our reputation and future sales.
Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks, and other intentional disruptions of our solutions, we expect to continue to be a target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a leading cyber security company. In addition, we face the risk of cyberattacks by nation-states and state-sponsored actors. These attacks may target us, our partners, suppliers, vendors or customers. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, could or have attempted to penetrate, and in some cases have penetrated, our network security or the security of our vendors or suppliers. Such attempts are increasing in number and in technical sophistication, and could expose us and the affected parties, to risk of loss or misuse of proprietary, personal or confidential information or disruptions of our business operations.
When a data breach occurs, our information technology systems and infrastructure can be subject to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third-party service providers or technology malfunction. There is no guarantee that these issues will not ultimately result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. There is also no guarantee that a series of issues may not be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. The occurrence of any of these events, as well as a failure to promptly remedy them when they occur, could compromise our systems and the information stored in our systems. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We are not always able to anticipate these techniques or to implement adequate or timely preventive or reactive measures. Several recent, highly publicized data security breaches, including large-scale attacks by foreign nation state actors and a significant uptick in ransomware/extortion attacks at other companies, have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers. As an example, a threat actor could exploit a new vulnerability before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems. We could also face legal action from individuals, business partners, and regulators in connection with data breaches, which would result in increased costs and fees incurred in our defense against those proceedings, and/or payment of any regulatory penalties.

We collect, use, disclose, store or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments.
We collect, use, process, store, transmit or disclose (collectively, process) an increasingly large amount of confidential information, including personal information (which includes credit card information and other critical data from employees and customers), in connection with the operation of our business, particularly in relation to our identity and information protection service offerings.
The confidential and personal information we process is subject to an increasing number of federal, state, local, and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions, fines, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
Data protection legislation is also increasing in the U.S. at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (the CCPA) requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information that has been collected and allows such consumers new abilities to opt-out of certain sales of personal information. Further, the new California Privacy Rights Act (the CPRA) significantly modifies the CCPA and there are new similar and overlapping state privacy laws in Colorado, Connecticut, Virginia, Utah, and Iowa. These new laws may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the new state privacy laws and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply.
Global privacy and data protection legislation and enforcement are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only or primarily within that country. If any country in which we have customers were to adopt a data localization law, we could be required to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition.
Additionally, third parties with whom we work, such as vendors or developers, may violate applicable laws or our policies and such violations can place the personal information of our customers at risk. In addition, our customers may also accidentally disclose their passwords or store them on a device that is lost or stolen, creating the perception that our systems are not secure against third-party access. This could have an adverse effect on our reputation and business. In addition, such third parties could expose us to compromised data or technology, or be the target of cyberattack and other data breaches which could impact our systems or our customers’ records and personal information. Further, we could be the target of a cyberattack or other action that impacts our systems and results in a data breach of our customers’ records and personal information. This could have an adverse effect on our reputation and business and potentially result in litigation and/or regulatory penalties.
Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities and we do not control the operation of these facilities. These facilities are vulnerable to damage, interference, interruption, or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The occurrence of a natural disaster, an act of terrorism state-sponsored attacks, a pandemic, geopolitical tensions or armed conflicts, and similar events could result in a decision to close the facilities without adequate notice or other unanticipated problems, which in turn, could result in lengthy interruptions in the delivery of our products and services, which could negatively impact our sales and operating results.
Furthermore, our business administration, human resources, compliance efforts, and finance services depend on the proper functioning of our computer, telecommunication, and other related systems and operations. A disruption or failure of these systems or operations because of a disaster, cyberattack or other business continuity event, such as a pandemic, could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. There are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We are dependent upon Broadcom for certain engineering and threat response services, which are critical to many of our products and business.
Our Norton branded endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services substantially to the same extent and in substantially the same manner, as has been historically provided under a license agreement with a limited term.
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
Because we offer very complex solutions, errors, defects, disruptions, or other performance problems with our solutions may and have occurred. For example, we may experience disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, fraud, security attacks, or capacity constraints due to an overwhelming number of users accessing our websites simultaneously. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions, could impact our revenues or cause customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or personal information, or experience material adverse interruptions to our operations or delivery of solutions to our clients in a disaster recovery scenario.
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
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
The focus from regulators, customers, certain investors, employees, and other stakeholders concerning environmental, social and governance (ESG) matters and related disclosures, both in the United States and internationally, have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives, goals or commitments and progress with respect to such initiatives, goals or commitments may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any revisions to them. If we fail to achieve progress with respect to our ESG-related initiatives, goals or commitments on a timely basis, or at all, or if our ESG-related data, processes and reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected.
We are affected by seasonality, which may impact our revenue and results of operations.
Portions of our business are impacted by seasonality. Seasonal behavior in orders has historically occurred in the third and fourth quarters of our fiscal year, which include the important selling periods during the holidays in our third quarter, as well as follow-on holiday purchases and the U.S. tax filing season, which is typically in our fourth quarter. Revenue generally reflects similar seasonal patterns, but to a lesser extent than orders. This is due to our subscription business model, as a large portion of our in-period revenue is recognized ratably from our deferred revenue balance. An unexpected decrease in sales over those traditionally high-volume selling periods may impact our revenue and could have a disproportionate effect on our results of operations for the entire fiscal year.
LEGAL AND COMPLIANCE RISKS
Our solutions are highly regulated, which could impede our ability to market and provide our solutions or adversely affect our business, financial position, and results of operations.
Our solutions are subject to a high degree of regulation, including a wide variety of international and U.S. federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (the FTC Act), and comparable state laws that are patterned after the FTC Act. We have previously entered into consent decrees and similar arrangements with the FTC and the attorney generals of 35 states as well as a settlement with the FTC relating to allegations that certain of LifeLock’s advertising, marketing and security practices constituted deceptive acts or practices in violation of the FTC Act, which impose additional restrictions on our business, including prohibitions against making any misrepresentation of “the means, methods, procedures, effects, effectiveness, coverage, or scope of” our solutions. We signed an Undertaking, effective June 14, 2021, with the United Kingdom’s Competition and Markets Authority (CMA) requiring our NortonLifeLock Ireland Limited and NortonLifeLock UK entities to make certain changes to their policies and practices related to automatically renewing subscriptions in the United Kingdom as part of the CMA’s investigation into auto-renewal practices in the antivirus sector launched in December 2018. Any of the laws and regulations that apply to our business are subject to revision or new or changed interpretations, and we cannot predict the impact of such changes on our business.
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
Patents may also not be issued from our pending patent applications and claims allowed on any future issued patents may not be sufficiently broad to protect our technology. Also, these protections may not preclude competitors from independently developing products with functionality or features similar to our products.
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
We are frequently involved in litigation and other proceedings, including, but not limited to, patent litigation, class actions, and governmental claims or investigations, some of which may be material initially or become material over time. The expense of initiating and defending, and in some cases settling, such matters may be costly and divert management’s attention from the day-to-day operations of our business, which could have a materially adverse effect on our business, results of operations, and cash flows. In addition, such matters may through the course of litigation or other proceedings change unfavorably which could alter the profile of the matter and create potential material risk to the company. Any unfavorable outcome in a matter could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively and materially impact our ability to conduct our business, results of operations, and cash flows. Additionally, in the event we did not previously accrue for such litigation or proceeding in our financial statements, we may be required to record retrospective accruals that adversely affect our results of operations and financial condition.
Third parties have claimed and, from time to time, additional third parties may claim that we infringe their proprietary rights, which has previously and could in the future cause us to incur significant legal expenses and prevent us from selling our products.
Third parties have claimed and, from time to time, additional third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights, and trademarks.
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
In addition, we license and use software from third parties in our business and generally must rely on those third parties to protect the licensed rights. These third-party software licenses may not continue to be available to us on acceptable terms or at all and may expose us to additional liability. This liability, or our inability to use any of this third-party software, could result in delivery delays or other disruptions in our business that could materially and adversely affect our operating results.
Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. Some open source software may include generative artificial intelligence (AI) software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools, has not been fully interpreted by U.S. courts or been fully addressed by federal, state, or international regulations. In addition to risks related to license requirements, using open source software, including open source software that incorporates or relies on generative AI, can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source. However, we cannot be sure that all open source, including open source that incorporates or relies on generative AI, is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source, including open source that incorporates or relies on generative AI, may not or cannot be eliminated and could, if not properly addressed, negatively affect our business.
RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.
As of March 31, 2023, we had an aggregate of $9,899 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
•We must use a substantial portion of our cash flow from operations to pay interest and principal on the Amended and Restated Credit Agreement, our existing Senior Notes, and other indebtedness, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;
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
There can be no assurance that we will be able to manage any of these risks successfully. In addition, we conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their respective abilities to make such cash available to us by dividend, debt repayment, or otherwise, which may not always be possible. If we do not receive distributions from our subsidiaries, we may be unable to make the required principal and interest payments on our indebtedness.
Our Amended and Restated Credit Agreement imposes operating and financial restrictions on us.
Our Amended and Restated Credit Agreement contains covenants that limit our ability and the ability of our restricted subsidiaries to:
•Incur additional debt;
•Create liens on certain assets to secure debt;
•Enter into certain sale and leaseback transactions;
•Pay dividends on or make other distributions in respect of our capital stock or make other restricted payments; and
•Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions, or may otherwise restrict activities or business plans. A breach of any of these covenants could result in a default. If a default occurs, the relevant lenders could declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured, proceed against any collateral securing that indebtedness.
The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and result of operations.
We regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could result in a loss or impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.
Additionally, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. Our general business strategy, including our ability to access existing debt under the terms of our Amended and Restated Credit Agreement may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to alter our operating plans.
Hedging or other mitigation actions to mitigate against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distributions.
We have previously and may in the future enter into interest rate swap agreements or pursue other interest rate hedging strategies. In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we will effectively convert $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.550%. The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of future cash interest expense.
Our future hedging activity will vary in scope based on the level of interest rates, the type and expected duration of portfolio investments held, and other changing market conditions. Our current and future interest rate hedging may fail to protect or could adversely affect us because, among other things:
•Interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•The duration of the hedge may not match the duration of the related liability or asset;
•The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•The party owing money in the hedging transaction may default on its obligation to pay; and
•We may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money).
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distributions. Unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
GENERAL RISKS
Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, have led to and may continue to lead to higher financing costs.
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Inflation has risen on a global basis, including in the United States, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which may include continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, have led to higher financing costs and have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
Fluctuations in our quarterly financial results have affected the trading price of our stock in the past and could affect the trading price of our stock in the future.
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
•Technological changes in our markets;
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
•Loss of customers or strategic partners or the inability to acquire new customers or cross-sell our solutions;
•Changes in the mix or type of solutions and subscriptions sold and changes in consumer retention rates;
•The rate of adoption of new technologies and new releases of operating systems, and new business processes;
•Consumer confidence and spending changes;
•The outcome or impact of litigation, claims, disputes, regulatory inquiries, or investigations;
•The impact of acquisitions (and our ability to achieve expected synergies or attendant cost savings), divestitures, restructurings, share repurchase, financings, debt repayments and investment activities;
•Changes in U.S. and worldwide economic conditions, such as economic recessions, the impact of inflation, fluctuations in foreign currency exchange rates and changes in interest rates, conflicts including Russia’s invasion of Ukraine, and other global macroeconomic factors on our operations and financial performance;

•The publication of unfavorable or inaccurate research reports about our business by cybersecurity industry analysts;
•The success of our ESG initiatives;
•Changes in tax laws, rules, and regulations;
•Changes in tax rates, benefits, and expenses; and
•Changes in consumer protection laws and regulations.
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
Changes to our effective tax rate, including through the adoption of new tax legislation or exposure to additional income tax liabilities, could increase our income tax expense and reduce (increase) our net income (loss), cash flows and working capital. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are a multinational company dual headquartered in the U.S. and Czech Republic, with our principal executive offices in Tempe, Arizona. As such, we are subject to tax in multiple U.S. and international tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including the potential for federal tax law changes put forward by Congress and the current administration including potentially increased corporate tax rates, new minimum taxes and other changes to the way that our US tax liability has been calculated following the 2017 Tax Cuts and Jobs Act. Certain of these proposals could have significant retroactive adjustments adding cash tax payments/liabilities if adopted;
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's (OECD) base erosion and profit shifting project including recent proposals for a global minimum tax rate, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. Pillar One allows countries to reallocate a portion of residual profits earned by multinational enterprises (MNE), with an annual global turnover exceeding €20 billion and a profit margin over 10%, to other market jurisdictions. Pillar Two requires MNEs with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. On December 12, 2022, the European Union reached an agreement to implement the Pillar Two Directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. We will continue to monitor and determine how these and other legislative changes will be enacted into law and how they will potentially impact our corporate tax liabilities, our income tax provision, and cash tax liability. It is possible that they could have a material effect on our corporate tax liability and our global effective tax rate;
•Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•Changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process;
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
From time to time, we receive notices that a tax authority in a particular jurisdiction believes that we owe a greater amount of tax than we have reported to such authority and we are consequently subject to tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Additionally, our ability to recognize the financial statement benefit of tax refund claims is subject to change based on a number of factors, including but not limited to, changes in facts and circumstances, changes in tax laws, correspondence with both IRS and State tax authorities, and the results of tax audits and related proceedings, which may take several years or more to resolve. If tax authorities disagree with certain tax reporting positions taken by us, as a result, they assess additional taxes against us. We are regularly engaged in discussions and sometimes disputes with these tax authorities. We ultimately sometimes have to engage in litigation to achieve the results reflected in our tax estimates, and such litigation can be time consuming and expensive. We regularly assess the likely outcomes of any audits in order to determine the appropriateness of our tax provision. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be materially and adversely affected.
Any changes or interpretations to existing accounting pronouncements or taxation rules or practices may cause fluctuations in our reported results of operations or affect how we conduct our business.
A change in accounting pronouncements or taxation rules or practices could have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. We could be required to modify a current tax or accounting position as a result of any such change, and this could adversely affect our reported financial results and could change the way we conduct our business.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GEN”. As of March 31, 2023, there were 3,694 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended March 31, 2023 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2018 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Gen Digital Inc., the S&P 500 Index
and the S&P Information Technology Index

375
350
325
300
275
250
225
200
175
150
125
100
75
Dollars
3/29/2018
3/29/2019
4/3/2020
4/2/2021
4/1/2022
3/31/2023
Gen Digital Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Gen Digital under the Securities Act or the Exchange Act.
Repurchases of our equity securities
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of March 31, 2023, we had $870 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended March 31, 2023.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
Gen Digital Inc. is a global company powering Digital Freedom with a family of trusted consumer brands including Norton, Avast, LifeLock, Avira, AVG, ReputationDefender and CCleaner. Our core Cyber Safety portfolio provides protection across three key categories in multiple channels and geographies, including security and performance, identity protection, and online privacy. We have built a technology platform that brings together software and service capabilities within these three categories into a comprehensive and easy-to-use integrated platform across our brands. We bring award-winning products and services in cybersecurity, privacy and identity protection to approximately 500 million users in more than 150 countries so they can live their digital lives safely, privately, and confidently today and for generations to come.
Fiscal Year Highlights
•In June 2022, we fully repaid the principal and accrued interest under the 3.95% Senior Notes due June 2022, which had an aggregate principal amount outstanding of $400 million. In addition, we paid $7 million of accrued and unpaid interest through the redemption date.
•In August 2022, we settled the $525 million principal and conversion rights of our New 2.0% Convertible Notes in cash. The aggregate settlement amount of $630 million was based on $20.41 per underlying share into which the New 2.0% Convertible Notes were convertible. In addition, we paid $5 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $100 million.
•In September 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million.
•In January 2023, we made a voluntary prepayment of $250 million for our senior credit facilities, which was applied exclusively to the Term B Facility.
•During fiscal 2023, we repurchased 40 million shares of our common stock for an aggregate amount of $904 million and paid a total of $314 million in quarterly dividends to shareholders.
Merger with Avast
On September 12, 2022, we completed the Merger with Avast with the issuance of 94,201,223 shares of our common stock to Avast shareholders and cash consideration of $6,910 million, which includes repayment of Avast’s outstanding debt. In connection with the Merger, we changed our corporate name to Gen Digital Inc. and became dual headquartered in Tempe, Arizona and Prague, Czech Republic, although our principal executive offices remain in Tempe, Arizona. Prior to the Merger, Avast was a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protected and enhanced users’ online experiences. The Merger enables us to create a broad and complementary consumer product portfolio beyond core security and towards adjacent trust-based solutions and achieve greater geographic diversification and access to a larger user base. We believe this combination will accelerate the transformation of global consumer Cyber Safety. All financial information related to Avast that is discussed below in key financial metrics, results of operations and liquidity and capital resources is inclusive as of the Closing Date.
Upon close of the Merger with Avast, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), (ii) a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated at the closing of the Merger. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the outstanding principal of $1,703 million and aggregate accrued and unpaid interest of $3 million under the Initial Term Loan and Delay Draw Term Loan from the existing credit facilities. The Credit Agreement replaced our then existing credit facilities upon the close of the Merger.
The Merger has altered the size and scope of our operations, impacting our assets, liabilities, obligations, capital requirements and performance measures. We expect the key financial metrics and results of operations of the combined company to be materially different than the trends experienced during the year ended March 31, 2023. As a combined company, we expect to achieve synergies, rapidly launch a broad and innovative product portfolio, expand into new and diversified sales channels and enhance customer experience and retention. Refer to Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about this business combination.
Fiscal calendar and basis of presentation
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2023, 2022 and 2021 in this report refers to fiscal years ended March 31, 2023, April 1, 2022 and April 2, 2021, respectively, each of which was a 52-week year.

Key financial metrics
The following table provides our key financial metrics for fiscal 2023 compared with fiscal 2022:

	Fiscal Year
(In millions, except for per share amounts)	2023	2022
Net revenues	$3,338	$2,796
Operating income (loss)	$1,227	$1,005
Net income (loss)	$1,349	$836
Net income (loss) per share - diluted	$2.16	$1.41
Net cash provided by (used in) operating activities	$757	$974

	As of
(In millions)	March 31, 2023	April 1, 2022
Cash, cash equivalents and short-term investments	$750	$1,891
Contract liabilities	$1,788	$1,306
•Net revenues increased $542 million, primarily due to revenue attributable to the contribution from Avast, which was acquired during the second quarter of fiscal 2023, and higher sales in both our consumer security and identity and information protection products, partially offset by unfavorable foreign currency fluctuations.
•Operating income (loss) increased $222 million, primarily due to operating income attributable to Avast, which was acquired during the second quarter of fiscal 2023, and cost synergies post-acquisition, partially offset by unfavorable foreign currency fluctuations.
•Net income (loss) increased $513 million and net income per share increased $0.75, primarily due to an income tax benefit in fiscal 2023, and increased operating income, partially offset by an increase in interest expense associated with our new senior credit facilities and two senior notes.
•Cash, cash equivalents and short-term investments decreased by $1,141 million compared to April 1, 2022, primarily due to the completion of the Merger, repurchases of our common stock, income taxes paid, dividends paid to shareholders, and voluntary prepayment of our Term B facility, offset by proceeds from the issuance of the senior credit facilities and the two senior notes. Additionally, subsequent to March 31, 2023, we made another voluntary prepayment of $150 million for our senior credit facilities, which was applied exclusively to Term B Facility.
•Contract liabilities increased $482 million, primarily due to contract liabilities assumed from Avast, which was acquired during the second quarter of fiscal 2023.
GLOBAL MACROECONOMIC CONDITIONS
Our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, changes in interest rates, as well as recession risks, which may persist for an extended period. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposure. In addition, in early 2022, worldwide inflation began to increase. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly in 2022, resulting in an increase in our cost of debt. Interest rates have increased and are expected to continue to increase in 2023, although at a slower rate. Volatile market conditions related to Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus, the COVID-19 pandemic and other macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for certain of our employees in areas including events, travel, utilities and other benefits. Due to our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the global macroeconomic conditions on our business, please see “Risk Factors” in Item 1A.
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
Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our Consolidated Financial Statements. A summary of our significant accounting policies is included in Note 1, and a description of recently adopted accounting pronouncements and the Company’s expectation of the impact on our Consolidated Financial Statements and disclosures are included in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, trade names, and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Third-party valuation specialists are utilized for certain estimates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
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

RESULTS OF OPERATIONS
We have elected to omit discussion on the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended April 1, 2022 for year-over-year comparisons of the results of operation between fiscal 2022 and fiscal 2021 as well as discussion of fiscal 2021 performance metrics and cash flow activity, all of which are incorporated herein by reference.
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2023	2022
Net revenues	100%	100%
Cost of revenues	18	15
Gross profit	82	85
Operating expenses:
Sales and marketing	20	22
Research and development	9	9
General and administrative	9	14
Amortization of intangible assets	5	3
Restructuring and other costs	2	1
Total operating expenses	46	49
Operating income (loss)	37	36
Interest expense	(12)	(5)
Other income (expense), net	(1)	6
Income (loss) before income taxes	24	37
Income tax expense (benefit)	(16)	7
Net income (loss)	40%	30%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2023	2022	2023 vs. 2022
Net revenues	$3,338	$2,796	19%
Fiscal 2023 compared to fiscal 2022
Net revenues increased $542 million, primarily due to a $406 million increase in sales of our consumer security products and a $117 million increase in sales of our identity and protection products. This was inclusive of $113 million of foreign exchange headwinds, primarily in our consumer security products.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our solutions:

	Fiscal Year (2)
(In millions, except for per user amounts and percentages)	2023 (3)	2022
Direct customer revenue (1)	$2,933	$2,488
Partner revenues	$341	$269
Total Cyber Safety revenues	$3,274	$2,757
Legacy revenues	$66	$50
Direct customer count (at quarter-end)	38.2	24.4
Direct average revenue per user (ARPU)	$7.10	$8.63
Annual retention rate (4)	76%	84%

(1)     Non-GAAP Direct customer revenue differs from GAAP direct customer revenue in fiscal 2023 and 2022 because it excludes a $2 million and $11 million, respectively, reduction of revenue from contract liability purchase accounting adjustments. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
(2)     From time to time, changes in our product hierarchy cause changes to the revenue channels above. When changes occur, we recast historical amounts to match the current revenue channels. Direct customer revenue currently includes Mobile App Store customers, and legacy revenues includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions. As such, prior period performance metrics have been recast to conform to the current period presentation for all periods presented above.
(3)     The performance metrics for fiscal 2023 include the revenues earned and customers acquired through our Merger with Avast. ARPU is based on average customer count and assumes full quarter of revenue for both companies. Due to the close of the Merger with Avast in the second quarter of fiscal 2023, the fiscal 2023 ARPU is based on the average ARPU for the second, third, and fourth quarter of fiscal 2023, but excludes the first quarter of fiscal 2023.
(4)     The annual retention rate for fiscal 2023 includes the customer portfolio acquired through our Merger with Avast.
We define direct customer count as active paid users of our products and solutions who have a direct billing and/or registration relationship with us at the end of the reported period. Average direct customer count presents the average of the total number of direct customers at the beginning and end of the applicable period. We exclude users on free trials from our direct customer count. Users who have indirectly purchased and/or registered for our products or solutions through partners are excluded unless such users convert or renew their subscription directly with us or sign up for a paid membership through our web stores or third-party app stores. The methodologies used to measure these metrics require judgment and are subject to change due to improvements or revisions to our methodology. From time to time, we review our metrics and may discover inaccuracies or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed metrics for any such inaccuracies or adjustments that are deemed not material.
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
Net revenues by geographic region
Percentage of revenue by geographic region as presented below is based on the billing location of the customer.

	Fiscal Year
	2023	2022
Americas	68%	70%
EMEA	21%	18%
APJ	11%	12%
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
While the percentage of revenue by geographic region in fiscal 2023 remains primarily in the Americas, our Merger with Avast has expanded our presence in countries in the EMEA region.
Cost of revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2023	2022	2023 vs. 2022
Cost of revenues	$589	$408	44%
Fiscal 2023 compared to fiscal 2022
Our cost of revenues increased $181 million, primarily due to a $97 million increase in the amortization of acquired intangible assets as a result of our Merger with Avast, $52 million increase in payment processing fees, $27 million increase in revenue share costs and royalty charges, and $10 million increase in cloud hosting cost, offset by $6 million decrease in technical support costs.

Operating expenses

	Fiscal Year		% Change
(In millions, except for percentages)	2023	2022	2023 vs. 2022
Sales and marketing	$682	$622	10%
Research and development	313	253	24%
General and administrative	286	392	(27)%
Amortization of intangible assets	172	85	102%
Restructuring and other costs	69	31	123%
Total	$1,522	$1,383	10%
Our operating expenses increased in fiscal 2023 compared to fiscal 2022 primarily due to increased headcount, stock-based compensation and restructuring costs, in connection with the Merger which was completed during the second quarter of fiscal 2023.
Fiscal 2023 compared to fiscal 2022
Sales and marketing expense increased $60 million, primarily due to a $36 million increase in headcount and IT costs, a $23 million increase in outside services and software expenses, and a $15 million increase of stock-based compensation expense. This was partially offset by $17 million in sales and marketing efficiencies.
Research and development expense increased $60 million, primarily due to a $39 million increase of headcount and IT costs, a $12 million increase of stock-based compensation expense and a $10 million increase in outside services and software expense.
General and administrative expense decreased $106 million, primarily due to the absence of a $185 million legal accrual in fiscal 2022 relating to an ongoing patent infringement lawsuit and the corresponding legal fees. This was partially offset by a $40 million increase in outside services due to the Merger with Avast, $25 million increase of stock-based compensation expense and a $16 million increase in headcount costs.
Amortization of intangible assets increased $87 million as a result of the Merger with Avast.
Restructuring and other costs increased $38 million, primarily due to severance and termination benefit costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Consolidated Financial Statements for details of the fiscal 2023 restructuring activities.
Non-operating income (expense), net

	Fiscal Year		$ Change
(In millions)	2023	2022	2023 vs. 2022
Interest expense	$(401)	$(126)	$(275)
Interest income	15	—	15
Foreign exchange gain (loss)	(8)	(2)	(6)
(Loss) gain on early extinguishment of debt	(9)	(3)	(6)
Gain on sale of properties	—	175	(175)
Other	(20)	(7)	(13)
Non-operating income (expense), net	$(423)	$37	$(460)
Fiscal 2023 compared to fiscal 2022
Non-operating income (expense), net, decreased $460 million in income, primarily due to the absence of the $175 million gain on the sale of certain land and buildings in Mountain View, California during the second quarter of fiscal 2022 and an increase in interest expense associated with borrowings under our senior credit facilities (as defined below) and two senior notes, which were issued during the second quarter of fiscal 2023.
Provision for income taxes
We are a multinational company dual headquartered in the U.S. and Czech Republic, although our principal executive offices remain in Tempe, Arizona, and we are subject to tax in multiple U.S. and international tax jurisdictions. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Our results can also be impacted by the costs incurred and the potential deductibility of the expenses. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

	Fiscal Year
(In millions, except for percentages)	2023	2022
Income (loss) from continuing operations before income taxes	$804	$1,042
Provision for income taxes	$(545)	$206
Effective tax rate on income (loss) from continuing operations	(68)%	20%
Fiscal 2023 compared to fiscal 2022
Our effective tax rate decreased primarily due to a decrease in income taxes as a result of a tax capital loss, and releases in uncertain tax positions related to the closure of federal and state income tax audits. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about the tax capital loss.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility (as defined below), will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the Merger through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of March 31, 2023 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Item 1A.
Cash flows
The following table summarizes our cash flow activities in fiscal 2023 and 2022:

	Fiscal Year
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$757	$974
Investing activities	$(6,547)	$326
Financing activities	$4,681	$(333)
Increase (decrease) in cash and cash equivalents	$(1,137)	$954
See Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities in fiscal 2023 decreased $217 million, primarily due to an increase in cash payments in fiscal 2023, including payments of income taxes, debt interest, and transaction costs and other regulatory closing fees in connection with the Merger.
Cash from investing activities
Our cash flows provided by investing activities in fiscal 2023 decreased $6,873 million, primarily due to the $6,547 million total cash consideration paid for the Merger with Avast, net of $363 million cash acquired and $2,141 million non-cash consideration transferred, as well as the absence of $355 million in proceeds from the sale of certain Mountain View, California properties in fiscal 2022.
Cash from financing activities
Our cash flows provided by financing activities in fiscal 2023 increased $5,014 million, primarily due to proceeds from the issuance of debt, partially offset by repayment of debt and the continuation of our stock repurchase program. Fiscal 2023 reflects $8,954 million of aggregate proceeds: $3,910 million from Term Facility A (as defined below), $3,690 million from Term Facility B (as defined below), $900 million from the 6.75% Senior Notes and $600 million from the 7.125% Senior Notes, net of $146 million of debt issuance costs. This was partially offset by the $400 million repayment of our 3.95% Senior Notes, $1,010 million repayment of our Initial Term Loan, $703 million repayment of our Delayed Draw Term Loan, settlement of the $525 million principal, $250 million prepayment of our Term B Facility, and $59 million mandatory amortization payments of our Term Facility A and B, $100 million equity rights associated with our New 2.0% Convertible Notes, and common stock repurchases of $904 million. In contrast, fiscal 2022 reflects $512 million of proceeds from the issuance of our Initial Term Loan, partially offset by the $364 million settlement of our New 2.5% Convertible Notes.
Cash and cash equivalents
As of March 31, 2023, we had cash, cash equivalents and short-term investments of approximately $750 million, of which $572 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.
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
On September 12, 2022, upon close of the Merger with Avast, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the Merger’s close. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the aggregate outstanding principal of $1,703 million and aggregate accrued and unpaid interest of $3 million under the Initial Term Loan and Delay Draw Term Loan from then existing credit facilities. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. During fiscal 2023, we paid an aggregate $145 million in debt issuance costs associated with the senior credit facilities. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that we maintain a consolidated leverage ratio of not more than 5.25 to 1.0, or 5.75 to 1.0 if we acquire assets or business in an aggregate amount greater than $250 million, and restrictions on indebtedness, liens, investments, stock repurchases, and dividends (with exceptions permitting our regular quarterly dividend and other specific capital returns). As of March 31, 2023, we were in compliance with all debt covenants. As of March 31, 2023, there were no borrowings outstanding under our Revolving Facility.
On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. They are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semi-annually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. During fiscal 2023, we paid an aggregate $14 million in debt issuance costs associated with the two senior notes.
In connection with the financing provided for Term B Facility, we incurred customary ticking fees with respect to the undrawn commitments that began accruing on the 61st day post-syndication. The ticking fees were accrued at the per annum rate of (i) 50% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans for 61-90 days from January 28, 2022, the syndication date, and (ii) 100% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans on and after 91 days from the syndication date. Ticking fees were payable on the Closing Date of the transaction and capitalized as a portion of debt issuance cost for the Term B Facility. During fiscal 2023, we paid and capitalized $31 million in ticking fees.
On January 19, 2023, we made a voluntary prepayment of $250 million for our senior credit facilities, which was applied exclusively to the Term B Facility.
Subsequent to March 31, 2023, on April 28, 2023, we made a voluntary prepayment of $150 million for our senior credit facilities, which was applied exclusively to the Term B Facility.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs and support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Dividends
On May 11, 2023, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2023. We currently expect to continue to pay quarterly cash dividends to stockholders in the future, but such payments will be subject to the approval of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business and market conditions and other investment opportunities.
Share repurchase program
Under our share repurchase program, we may purchase shares of our outstanding common stock through accelerated stock repurchase transactions and open market transactions (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act). As of March 31, 2023, the remaining balance of our stock repurchase authorization is $870 million and does not have an expiration date. We currently expect to repurchase shares in the future, but the timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the Merger, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the Merger on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million, with $120 million and $30 million estimated to be incurred within the first and second full years, respectively, following the completion of the Merger. These actions are expected to be completed by fiscal 2024. During fiscal 2023, we made $43 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further cash flow information associated with our restructuring activities.
Significant contractual obligations
The following is a schedule of our significant contractual obligations and commitments as of March 31, 2023. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

(In millions)	Short-Term Payments	Long-Term Payments	Total
Contractual obligations:
Debt (principal payments) (1)	$233	$9,666	$9,899
Interest payments on debt (2)	530	2,372	2,902
Purchase obligations (3)	320	122	442
Deemed repatriation taxes (4)	128	310	438
Operating leases (5)	28	33	61
Total	$1,239	$12,503	$13,742

(1)As of March 31, 2023, our total outstanding principal amount of indebtedness is comprised of $7,292 million in Term Loans, $2,600 million in Senior Notes and $7 million in mortgage loans. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our debt and debt covenants.
(2)Interest payments calculated based on the contractual terms of the related debt instruments. Interest on variable rate debt was calculated using the interest rate in effect as of March 31, 2023. Interest on variable rate debt may vary based on the performance of our interest rate swaps. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the term loans and senior notes.
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
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of March 31, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $509 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks related to fluctuations in interest rates and foreign currency exchange rates. We may use derivative and non-derivative financial instruments to reduce the volatility of earnings and cash flow that may result from adverse economic conditions and events or changes in foreign currency and interest rates.
Interest rate risk
As of March 31, 2023, we had $2,607 million in aggregate principal amount of fixed-rate Senior Notes, with a carrying amount and a fair value of $2,593 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of March 31, 2023, we also had $7,292 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $73 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we will effectively convert $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $26 million increase or $28 million decrease in the fair values of our floating to fixed rate interest swaps at March 31, 2023.
The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of future interest expense.
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
We manage these exposures and reduce the potential effects of currency fluctuations by executing monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposures. The gains and losses on these foreign exchange contracts are recorded in Other income (expense), net in the Consolidated Statements of Operations.
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates. As our international operations grow, we will continue to reassess our approach to managing risks related to fluctuations in foreign currency.
Additional information with respect to our debt and derivative instruments is included in Note 10 and Note 11, respectively, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Gen Digital. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We acquired Avast during September 2022. Management excluded Avast from its assessment of the effectiveness of Gen’s internal control over financial reporting as of March 31, 2023. Total assets (excluding goodwill and intangibles) and total revenues of Avast represent approximately 3%, or $462 million and 16%, or $518 million, respectively, of the Consolidated Financial Statements amounts as of, and for the year ended, March 31, 2023. Management did not assess the effectiveness of internal controls over financial reporting of Avast due to the complexity associated with assessing internal control during integration efforts as well as the limited amount of time between the transaction date and the assessment date of March 31, 2023.
Our management has concluded that, as of March 31, 2023, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting, as of March 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, except for changes in connection with our Merger with Avast discussed above, there were no changes in our internal controls over financial reporting or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2023 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended March 31, 2023 (the 2023 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2023 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under the caption “Executive Compensation” in our 2023 Proxy Statement and is incorporated herein by reference (excluding the information under the subheading “Pay Versus Performance”).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG, LLP, Santa Clara, CA, Auditor Firm ID: 185.
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)
(1). Financial Statements
Upon written request, we will provide, without charge, a copy of this annual report, including the Consolidated Financial Statements and financial statement schedule. All requests should be sent to:
Gen Digital Inc.
Attn: Investor Relations
60 E. Rio Salado, Suite 1000
Tempe, Arizona 85281
(650) 527-8000
The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Gen Digital Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gen Digital Inc. and subsidiaries (the Company) as of March 31, 2023 and April 1, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and April 1, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Avast plc during September 2022 and management excluded it from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, Avast plc’s internal control over financial reporting associated with total assets (excluding goodwill and intangibles) and total revenues representing approximately 3%, or $462 million, and 16%, or $518 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended March 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Avast plc.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Sufficiency of audit evidence over net revenues
As discussed in Note 1 to the consolidated financial statements, the Company’s net revenues are principally derived from the sale of packaged software products directly to end-user customers through a multi-tiered distribution channel. The processing of customer orders through to the determination of net revenues to be recognized is reliant upon multiple information technology (IT) systems. The Company recorded $3,338 million of net revenues for the year ended March 31, 2023.
We identified the evaluation of sufficiency of audit evidence over net revenues as a critical audit matter. The evaluation of sufficiency of audit evidence over net revenues required a high degree of subjective auditor judgment due to the number of revenue-related IT systems involved. Specifically, judgment was required to evaluate that revenue data was captured and aggregated throughout various IT systems. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over net revenues.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net revenues. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including IT related controls. We involved IT professionals with specialized skills and knowledge, who assisted in identifying and testing key IT configuration and IT interface controls for the various systems processing and recording revenue transactions. For a sample of transactions, we assessed the recorded revenue by comparing cash receipts to the revenue recognized. We evaluated the sufficiency of audit evidence obtained over net revenues by assessing the results of procedures performed.
Assessment of uncertain tax positions
As discussed in Notes 1 and 13 to the consolidated financial statements, as of March 31, 2023, the Company recognized uncertain tax positions. The Company evaluates uncertain tax positions to determine whether it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. As of March 31, 2023, the Company recorded a liability for gross unrecognized tax benefits of $710 million.
We identified the assessment of uncertain tax positions as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s determination of uncertain tax positions, which included assessing the Company’s interpretation and application of tax laws globally across its multiple jurisdictions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s uncertain tax positions process, including controls related to the determination of uncertain tax positions, which included assessing the Company’s interpretation and application of tax laws. We evaluated the Company’s ability to identify and determine its uncertain tax positions by comparing historical uncertain tax positions to actual outcomes upon conclusion of tax examinations. We involved tax professionals with specialized skills and knowledge, who assisted in:
●    Obtaining an understanding of the Company’s overall tax structure across multiple jurisdictions and assessing the Company’s compliance with tax laws globally,
●    Evaluating changes in tax law, and assessing the interpretation under the relevant jurisdictions’ tax law,
●    Inspecting settlements with taxing authorities to assess the Company’s determination of its tax positions,
●    Inspecting correspondence and agreements with taxing authorities, reading internal meeting minutes, and evaluating the status of income tax audits with relevant tax authorities, and
●    Performing an assessment of the Company’s tax positions and comparing to the results of the Company’s assessment.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Santa Clara, California
May 24, 2023

GEN DIGITAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	March 31, 2023	April 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$750	$1,887
Short-term investments	—	4
Accounts receivable, net	168	120
Other current assets	284	193
Assets held for sale	31	56
Total current assets	1,233	2,260
Property and equipment, net	76	60
Operating lease assets	43	74
Intangible assets, net	3,097	1,023
Goodwill	10,217	2,873
Other long-term assets	1,281	653
Total assets	$15,947	$6,943
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$77	$63
Accrued compensation and benefits	102	81
Current portion of long-term debt	233	1,000
Contract liabilities	1,708	1,264
Current operating lease liabilities	26	18
Other current liabilities	703	639
Total current liabilities	2,849	3,065
Long-term debt	9,529	2,736
Long-term contract liabilities	80	42
Deferred income tax liabilities	395	75
Long-term income taxes payable	820	996
Long-term operating lease liabilities	31	75
Other long-term liabilities	43	47
Total liabilities	13,747	7,036
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 640 and 582 shares issued and outstanding as of March 31, 2023 and April 1, 2022, respectively	2,800	1,851
Accumulated other comprehensive income (loss)	(15)	(4)
Retained earnings (accumulated deficit)	(585)	(1,940)
Total stockholders’ equity (deficit)	2,200	(93)
Total liabilities and stockholders’ equity (deficit)	$15,947	$6,943
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	March 31, 2023	April 1, 2022	April 2, 2021
Net revenues	$3,338	$2,796	$2,551
Cost of revenues	589	408	362
Gross profit	2,749	2,388	2,189
Operating expenses:
Sales and marketing	682	622	576
Research and development	313	253	267
General and administrative	286	392	215
Amortization of intangible assets	172	85	74
Restructuring and other costs	69	31	161
Total operating expenses	1,522	1,383	1,293
Operating income (loss)	1,227	1,005	896
Interest expense	(401)	(126)	(144)
Other income (expense), net	(22)	163	120
Income (loss) from continuing operations before income taxes	804	1,042	872
Income tax expense (benefit)	(545)	206	176
Income (loss) from continuing operations	1,349	836	696
Income (loss) from discontinued operations	—	—	(142)
Net income (loss)	$1,349	$836	$554

Income (loss) per share - basic:
Continuing operations	$2.20	$1.44	$1.18
Discontinued operations	$—	$—	$(0.24)
Net income per share - basic	$2.20	$1.44	$0.94

Income (loss) per share - diluted:
Continuing operations	$2.16	$1.41	$1.16
Discontinued operations	$—	$—	$(0.24)
Net income per share - diluted	$2.16	$1.41	$0.92

Weighted-average shares outstanding:
Basic	614	581	589
Diluted	624	591	600
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	March 31, 2023	April 1, 2022	April 2, 2021
Net income (loss)	$1,349	$836	$554
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(11)	(51)	63
Other comprehensive income (loss), net of taxes	(11)	(51)	63
Comprehensive income (loss)	$1,338	$785	$617
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2020	589	$3,356	$(16)	$(3,330)	$10
Net income (loss)	—	—	—	554	554
Other comprehensive income (loss), net of taxes	—	—	63	—	63
Common stock issued under employee stock incentive plans	8	24	—	—	24
Shares withheld for taxes related to vesting of stock units	(2)	(49)	—	—	(49)
Repurchases of common stock	(15)	(304)	—	—	(304)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(301)	—	—	(301)
Stock-based compensation	—	81	—	—	81
Exchange and extinguishment of convertible debt	—	(578)	—	—	(578)
Balance as of April 2, 2021	580	2,229	47	(2,776)	(500)
Net income (loss)	—	—	—	836	836
Other comprehensive income (loss), net of taxes	—	—	(51)	—	(51)
Common stock issued under employee stock incentive plans	3	14	—	—	14
Shares withheld for taxes related to vesting of stock units	(1)	(16)	—	—	(16)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(294)	—	—	(294)
Stock-based compensation	—	70	—	—	70
Extinguishment of convertible debt	—	(152)	—	—	(152)
Balance as of April 1, 2022	582	1,851	(4)	(1,940)	(93)
Net income (loss)	—	—	—	1,349	1,349
Other comprehensive income (loss), net of taxes	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	5	12	—	—	12
Shares withheld for taxes related to vesting of stock units	(1)	(19)	—	—	(19)
Repurchases of common stock	(40)	(904)	—	—	(904)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(308)	—	—	(308)
Stock-based compensation	—	134	—	—	134
Extinguishment of convertible debt	—	(100)	—	—	(100)
Cumulative effect adjustment from adoption of ASU 2020-06 (1)	—	(7)	—	6	(1)
Merger consideration	94	2,141	—	—	2,141
Balance as of March 31, 2023	640	$2,800	$(15)	$(585)	$2,200

(1)     Effective on April 2, 2022, the Company adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method. See Note 2 for further information about this recently adopted guidance.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	March 31, 2023	April 1, 2022	April 2, 2021
OPERATING ACTIVITIES:
Net income	$1,349	$836	$554
Adjustments:
Amortization and depreciation	329	140	150
Impairments and write-offs of current and long-lived assets	25	13	90
Stock-based compensation expense	134	70	81
Deferred income taxes	(145)	(81)	42
Loss (gain) on extinguishment of debt	9	3	(20)
Gain on sale of properties	—	(175)	(98)
Non-cash operating lease expense	23	20	22
Other	2	1	52
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	11	(9)	3
Accounts payable	(8)	10	(44)
Accrued compensation and benefits	(6)	(26)	(10)
Contract liabilities	(5)	67	118
Income taxes payable	(128)	(78)	(299)
Other assets	(696)	(7)	144
Other liabilities	(137)	190	(79)
Net cash provided by (used in) operating activities	757	974	706
INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(6)	(6)
Payments for acquisitions, net of cash acquired	(6,547)	(39)	(344)
Proceeds from the maturities and sales of short-term investments	4	15	68
Proceeds from the sale of properties	—	355	218
Other	2	1	(5)
Net cash provided by (used in) investing activities	(6,547)	326	(69)
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(3,047)	(541)	(1,941)
Proceeds from issuance of debt, net of issuance costs	8,954	512	750
Net proceeds from sales of common stock under employee stock incentive plans	12	14	24
Tax payments related to vesting of stock units	(20)	(15)	(58)
Dividends and dividend equivalents paid	(314)	(303)	(373)
Repurchases of common stock	(904)	—	(304)
Other	—	—	(1)
Net cash provided by (used in) financing activities	4,681	(333)	(1,903)
Effect of exchange rate fluctuations on cash and cash equivalents	(28)	(13)	22
Change in cash and cash equivalents	(1,137)	954	(1,244)
Beginning cash and cash equivalents	1,887	933	2,177
Ending cash and cash equivalents	$750	$1,887	$933
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
Notes to the Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Business
On August 10, 2021, we announced a transaction under which we intended to acquire the entire issued and to be issued ordinary share capital of Avast plc, a public company incorporated in England and Wales and a global leader of digital security and privacy headquartered in Prague, Czech Republic (Avast and such transaction, the Merger). On September 12, 2022, we completed the Merger with Avast, and its results of operations have been included in our Consolidated Statements of Operations beginning September 12, 2022. See Note 4 for further information about this business combination.
In connection with the Merger, effective November 7, 2022, we changed our corporate name from NortonLifeLock Inc. to Gen Digital Inc. (Gen).
Gen is a global company powering Digital Freedom with a family of trusted consumer brands including Norton, Avast, LifeLock, Avira, AVG, ReputationDefender and CCleaner. Our Cyber Safety portfolio provides protection across multiple channels and geographies, including security and performance, identity protection, and online privacy. Our technology platforms bring together software and service capabilities into comprehensive and easy-to-use products and solutions across our brands. We have also evolved beyond traditional Cyber Safety to offer adjacent trust-based solutions, including digital identity and access management, digital reputation, and restoration support services.
Basis of presentation
The accompanying Consolidated Financial Statements of Gen Digital Inc. and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2023, 2022 and 2021 in this report refers to fiscal years ended March 31, 2023, April 1, 2022, and April 2, 2021, respectively, each of which was a 52-week year.
Use of estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollars, our reporting currency, changes in interest rates, the COVID-19 pandemic and Russia’s invasion of Ukraine, and such differences may be material to the Consolidated Financial Statements.
Significant Accounting Policies
With the exception of those discussed in Note 2, there were no material changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that were applicable or adopted by us during fiscal 2023.
Revenue recognition
We sell products and services directly to end-users and packaged software products through a multi-tiered distribution channel. We recognize revenue when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for such products or services. Performance periods are generally one year or less, and payments are generally collected up front. Revenue is recognized net of allowances for partner incentives and rebates, and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue from e-commerce partners is recognized on a gross basis before the deduction of partner incentive and fees. Taxes will be collected by our e-commerce partners and subsequently remitted to governmental authorities.
We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. Reserves for rebates, recorded in Other current liabilities, were $4 million and $5 million as of March 31, 2023 and April 1, 2022, respectively. For products that include content updates and services, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.

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

Accounts receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts or expected credit losses to reserve for expected uncollectible receivables. We review our accounts receivables by aging category to identify specific customers with known disputes or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we use judgment based on our historical collection experience and current economic trends as well as reasonable and supportable forecasts of future economic conditions.
Assets held for sale
Long-lived assets held for sale are recorded at the lower of carrying value or fair value less costs to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets and external data available.
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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of March 31, 2023 and April 1, 2022, capitalized costs, net of amortization, were $6 million and $6 million, respectively.
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
In fiscal 2023, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required.
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
In fiscal 2023, based on our qualitative and quantitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of long-lived assets, and further quantitative testing was not required.
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
Debt
Our debt includes senior unsecured notes, senior term loans and a senior secured revolving credit facility. Our senior unsecured notes are recorded at par value at issuance less a discount representing the amount by which the face value exceeds the fair value at the date of issuance and an amount which represents issuance costs. Our senior term loans are recorded at par value less debt issuance costs, which are recorded as a reduction in the carrying value of the debt. The discount and issuance costs associated with the various notes are amortized using the effective interest rate method over the term of the debt as a non-cash charge to interest expense. Borrowings under our revolving credit facility, if any, are recognized at principal balance plus accrued interest based upon stated interest rates. Debt maturities are classified as current liabilities on our Consolidated Balance Sheets if we are contractually obligated to repay them in the next twelve months or, prior to the balance sheet date, we have the authorization and intent to repay them prior to their contractual maturities and within the next twelve months.
Treasury stock
We account for treasury stock under the cost method. Shares repurchased under our share repurchase program are retired. Upon retirement, we allocate the value of treasury stock between Additional paid-in capital and Retained earnings.
Restructuring
Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and asset write-offs and impairments. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Contract termination costs reflect costs that will continue to be incurred under a contract for its remaining term without future economic benefit. These charges are reflected in the period when a contract is terminated. Asset write-offs and impairments, including those related to ROU lease assets, are recognized in the period that an asset is decommissioned or a facility ceases to be used.
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
The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights, except for the $4 million unvested RSUs assumed as part of the Merger with Avast. We use the Black-Scholes model to determine the fair value of stock options and the fair value of rights to acquire shares of common stock under our ESPP. The Black-Scholes valuation model incorporates a number of variables, including our expected stock price volatility over the expected life of the awards, actual and projected employee exercise and forfeiture behaviors, risk-free interest rates and expected dividends. If the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life, we estimate the expected life of the stock option awards granted based on its expected term using the simplified method available under U.S. GAAP.
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
Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. A majority of our trade receivables are derived from sales to distributors and retailers. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. Distributors that accounted for over 10% of our total billed and unbilled accounts receivable, are as follows:

	March 31, 2023	April 1, 2022
Distributor A	13%	23%
Distributor B	14%	N/A
Advertising and other promotional costs
Advertising and other promotional costs are charged to operations as incurred and included in sales and marketing expenses. These costs totaled $405 million, $423 million, and $353 million for fiscal 2023, 2022 and 2021, respectively.
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
We adopted this standard as of April 2, 2022, the first day of fiscal 2023, using a modified retrospective method of transition, under which, financial results and earnings per share amounts reported in prior periods were not adjusted or restated in our Consolidated Financial Statements. As such, the new guidance was applied to the convertible debt instruments outstanding as of the beginning of this fiscal year, with the cumulative effect of adoption recognized through an adjustment to the opening balance of retained earnings. We increased the carrying amount of the New 2.0% Convertible Notes (as defined in Note 10) by approximately $1 million and reduced additional paid-in capital by approximately $7 million, net of tax. The net effect of these adjustments was recorded as an increase to retained earnings as of April 2, 2022.
Reference Rate Reform. In March 2020, the FASB issued new guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The standard was effective upon issuance and may generally be applied through December 31, 2024, to any new or amended contracts, hedging relationships and other transactions that reference LIBOR. During fiscal 2023, we fully transitioned to SOFR and no longer use LIBOR on any debt or material contractual arrangements that are outstanding. Any future contracts, hedging relationships and other transactions will be SOFR denominated.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements has had, or will have, a material impact on our Consolidated Financial Statements or disclosures.
Note 3. Divestitures, Discontinued Operations and Assets Held for Sale
Divestitures
Enterprise Security assets
On November 4, 2019, we completed the sale of certain of our Enterprise Security assets and certain liabilities to Broadcom Inc. (Broadcom sale) for a purchase price of $10.7 billion. As a result of the sale, the majority of the results of our Enterprise Security business and certain related costs were classified as discontinued operations in our Consolidated Statements of Operations and thus excluded from both continuing operations and segment results for all periods presented. During fiscal 2021, in connection with the Broadcom sale, we recognized costs for severance and termination benefits as part of our November 2019 restructuring plan, which was included in Income (loss) from discontinued operations in our Consolidated Statements of Operations. These activities were completed during fiscal 2021. See Note 12 for information associated with our restructuring activities.
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
In connection with the Broadcom sale, we entered into a transition services agreement under which we provided assistance to Broadcom including, but not limited to, business support services and information technology services. During fiscal 2021, the transition services were completed. Dedicated direct costs, net of charges to Broadcom, for these transition services were $9 million during fiscal 2021. These direct costs were presented as part of Other income (expense), net in the Consolidated Statements of Operations.
Discontinued Operations
The following table presents information regarding certain components of income (loss) from discontinued operations, net of income taxes during the year ended April 2, 2021. There was no discontinued operations activity during the years ended March 31, 2023 and April 1, 2022.

Year Ended
(In millions)	April 2, 2021
Net revenues	$1
Gross profit	$1
Operating income (loss)	$(177)
Income (loss) before income taxes	$(176)
Income tax expense (benefit)	$(34)
Income (loss) from discontinued operations, net of taxes	$(142)
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
On July 14, 2021, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs, and recognized a gain of $175 million on the sale.
During the second quarter of fiscal 2023, we determined certain land and buildings in Mountain View, California, which were previously reported as assets held for sale as of April 1, 2022, no longer qualified as held for sale classification. As a result, we reclassified the aggregate $26 million carrying value from assets held for sale to property and equipment, net, in our Consolidated Balance Sheets and recorded an immaterial catch-up depreciation adjustment, which is included in our Consolidated Statements of Operations.
During the fourth quarter of fiscal 2023, we determined certain land and buildings in Dublin, Ireland, which were previously reported as property and equipment, net as of April 1, 2022, now qualifies as held for sale classification. As a result, we reclassified the aggregate $23 million carrying value from property and equipment, net to assets held for sale in our Consolidated Balance Sheets.
We continue to actively market the remaining properties held for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell these properties. As a result, we recognized an impairment of $23 million representing the difference between the estimated net sales price and the carrying value of one of our properties. As of March 31, 2023, this property remains classified as assets held for sale. During fiscal 2023, there were no other impairments because the fair value of the other properties less costs to sell either equals or exceeds their carrying value.
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
Closing of Merger with Avast
On September 12, 2022 (Closing Date), we completed the Merger with Avast, and as a result, we have changed our corporate name to Gen Digital Inc. and have become dual headquartered in Tempe, Arizona and Prague, Czech Republic, although our principal executive offices remain in Tempe, Arizona. Prior to the Merger, Avast was a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protected and enhanced users’ online experiences. With this Merger, we are positioned to provide a broad and complementary consumer product portfolio with greater geographic diversification and access to a larger user base.

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

Our preliminary allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, inclusive of measurement period adjustments, is as follows:

(In millions)	September 12, 2022
Assets:
Accounts receivable	$63
Other current assets	17
Property and equipment	33
Operating lease assets	18
Intangible assets	2,383
Goodwill	7,349
Other long-term assets	11
Total assets acquired	9,874
Liabilities:
Current liabilities	180
Contract liabilities	509
Operating lease liabilities	18
Long-term deferred tax liabilities	433
Other long-term obligations	46
Total liabilities assumed	1,186
Total purchase price	$8,688
The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized include certain tax and litigation matters. During the fourth quarter of fiscal 2023, we recorded measurement period adjustments resulting in a net increase to goodwill of $84 million, primarily related to updated information regarding long-term deferred tax liabilities, which resulted in an increase of $88 million of long-term deferred tax liabilities, offset by other immaterial adjustments.
The preliminary goodwill of $7,349 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the Merger, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our single reportable segment. Substantially all of the goodwill recognized is expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.
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

In connection with the financing provided by the Term B Facility, we incurred customary ticking fees with respect to the undrawn commitments that began accruing on the 61st day post-syndication. The ticking fees were payable at the per annum rate of (i) 50% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans for 61-90 days from January 28, 2022, the syndication date, and (ii) 100% of the interest rate margin for adjusted SOFR (or applicable replacement rate) loans on and after 91 days from the syndication date. Ticking fees were payable on the Closing Date of the Merger and capitalized as a portion of debt issuance cost for the Term B Facility. During the year ended March 31, 2023, we paid $31 million in ticking fees.
Impact on operating results
The operating results of Avast have been included in our Consolidated Statements of Operations beginning September 12, 2022. Our results of operations for fiscal 2023 include $518 million of net revenues of Avast. This total post-acquisition revenue is not comparable to pre-acquisition results due to our product integration strategy, cross-selling activities and the reallocation of performance marketing spend deployed to maximize total Gen revenue and not revenue by brand. It is impracticable to provide income before income taxes attributable to Avast subsequent to the Merger due to the integration of our operations. The Company does not consider it to be a separate operating unit or separate reporting segment, but rather an integrated brand, selling and marketing strategy, and is in the advanced stages of completing the full integration of Avast with our ongoing operations.
We recognized transaction and integration costs of $77 million and $35 million for the years ended March 31, 2023 and April 1, 2022, respectively. These costs were primarily associated with legal and professional services and other regulatory closing fees, which were expensed as incurred and included in general and administrative expenses in our Consolidated Statements of Operations.
On the Closing Date of the Merger, we incurred $145 million of debt issuance costs associated with the senior credit facilities, of which $132 million was capitalized and recorded as a reduction of outstanding debt balances and $10 million was capitalized and included in Other long-term assets in our Consolidated Balance Sheets. The remaining $3 million was capitalized but immediately extinguished in conjunction with the termination of the Bridge Loan.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the year ended March 31, 2023 and April 1, 2022, as if the Merger had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the Merger, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The following table summarizes the unaudited pro forma financial information:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022
Net revenues	$3,804	$3,737
Net income (loss)	$1,133	$242
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

Fiscal 2021 acquisition
On January 8, 2021, we completed our acquisition of Avira. Avira provided a consumer-focused portfolio of cybersecurity and privacy solutions primarily in Europe and key emerging markets. The total aggregate consideration for the acquisition was $344 million, net of $32 million cash acquired.
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
Note 5. Revenues
Contract liabilities
During fiscal 2023 and 2022, we recognized $1,213 million and $1,187 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2023, we had $1,233 million of remaining performance obligations, excluding customer deposit liabilities of $555 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 1 for a description of our revenue recognition policy and Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of April 2, 2021	$2,867
Acquisitions	25
Purchase accounting adjustments	(7)
Translation adjustments	(12)
Balance as of April 1, 2022	2,873
Merger with Avast	7,265
Purchase accounting adjustments	84
Translation adjustments	(5)
Balance as of March 31, 2023	$10,217

Intangible assets, net

	March 31, 2023			April 1, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,641	$(549)	$1,092	$583	$(382)	$201
Developed technology	1,462	(279)	1,183	217	(143)	74
Other	91	(8)	83	8	(3)	5
Total finite-lived intangible assets	3,194	(836)	2,358	808	(528)	280
Indefinite-lived trade names	739	—	739	743	—	743
Total intangible assets	$3,933	$(836)	$3,097	$1,551	$(528)	$1,023
As a result of the Merger with Avast, we recorded $2,383 million of acquired intangible assets during the second quarter of fiscal 2023. See Note 4 for further information about this business combination.
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Customer relationships and other	$172	$85	$74	Operating expenses
Developed technology	136	39	31	Cost of revenues
Total	$308	$124	$105
As of March 31, 2023, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	March 31, 2023
2024	$462
2025	401
2026	395
2027	381
2028	378
Thereafter	341
Total	$2,358
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	March 31, 2023	April 1, 2022
Cash	$576	$609
Cash equivalents	174	1,278
Total cash and cash equivalents	$750	$1,887
Accounts receivable, net:

(In millions)	March 31, 2023	April 1, 2022
Accounts receivable	$169	$121
Allowance for doubtful accounts	(1)	(1)
Accounts receivable, net	$168	$120
Other current assets:

(In millions)	March 31, 2023	April 1, 2022
Prepaid expenses	$122	$107
Income tax receivable and prepaid income taxes	123	35
Other tax receivable	16	27
Other	23	24
Total other current assets	$284	$193

Property and equipment, net:

(In millions)	March 31, 2023	April 1, 2022
Land	$13	$2
Computer hardware and software	498	462
Office furniture and equipment	17	27
Buildings	28	27
Leasehold improvements	28	56
Construction in progress	1	1
Total property and equipment, gross	585	575
Accumulated depreciation and amortization	(509)	(515)
Total property and equipment, net	$76	$60
During the second quarter of fiscal 2023, we reclassified $26 million of buildings and leasehold improvements, which were previously reported as held for sale as of April 1, 2022, to property and equipment, net. Adjustments associated with catch-up depreciation were immaterial.
During the fourth quarter of fiscal 2023, we determined certain land and buildings in Dublin, Ireland, which were previously reported as property and equipment, net as of April 1, 2022, now qualifies as held for sale classification. As a result, we reclassified the aggregate $23 million carrying value from property and equipment, net to assets held for sale in our Consolidated Balance Sheets. Refer to Note 3 for further information about our assets held for sale.
Depreciation and amortization expense of property and equipment was $21 million, $16 million, and $45 million in fiscal 2023, 2022 and 2021, respectively.
Other long-term assets:

(In millions)	March 31, 2023	April 1, 2022
Non-marketable equity investments	$176	$178
Long-term income tax receivable and prepaid income taxes	669	25
Deferred income tax assets	353	351
Long-term prepaid royalty	36	53
Other	47	46
Total other long-term assets	$1,281	$653
Short-term contract liabilities:

(In millions)	March 31, 2023	April 1, 2022
Deferred revenue	$1,153	$743
Customer deposit liabilities	555	521
Total short-term contract liabilities	$1,708	$1,264
Other current liabilities:

(In millions)	March 31, 2023	April 1, 2022
Income taxes payable	$172	$109
Other taxes payable	76	87
Accrued legal fees	284	273
Accrued royalties	48	49
Accrued interest	27	32
Other accrued liabilities	96	89
Total other current liabilities	$703	$639
Long-term income taxes payable:

(In millions)	March 31, 2023	April 1, 2022
Deemed repatriation tax payable	$310	$437
Other long-term income taxes	1	3
Uncertain tax positions (including interest and penalties)	509	556
Total long-term income taxes payable	$820	$996

Other income (expense), net:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Interest income	$15	$—	$4
Foreign exchange gain (loss)	(8)	(2)	1
(Loss) gain on early extinguishment of debt	(9)	(3)	20
Gain on sale of properties	—	175	98
Transition service expense, net	—	—	(9)
Other	(20)	(7)	6
Total other income (expense), net	$(22)	$163	$120
Supplemental cash flow information:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Income taxes paid, net of refunds	$456	$356	$341
Interest expense paid	$390	$120	$139
Cash paid for amounts included in the measurement of operating lease liabilities	$26	$27	$34
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$23	$35	$34
Reduction of operating lease assets as a result of lease terminations and modifications	$31	$17	$26
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1	$1	$—
Extinguishment of debt with borrowings from same creditors	$—	$494	$—
Non-cash consideration for the Merger with Avast	$2,141	$—	$—
Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	March 31, 2023			April 1, 2022
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$174	$174	$—	$1,278	$1,278	$—
Corporate bonds	—	—	—	4	—	4
Interest rate swaps (1)	—	—	—	—	—	—
Total	$174	$174	$—	$1,282	$1,278	$4

(1) The fair value of our interest rate swaps is less than $1 million as of March 31, 2023. We did not have any interest rate swaps as of April 1, 2022.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and our long-term debt.
Non-marketable equity investments
As of March 31, 2023 and April 1, 2022, the carrying value of our non-marketable equity investments was $176 million and $178 million, respectively.
Current and long-term debt
As of March 31, 2023 and April 1, 2022, the total fair value of our current and long-term fixed rate debt was $2,593 million and $2,021 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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

The following summarizes our lease costs for fiscal 2023, 2022 and 2021:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Operating lease costs	$16	$16	$17
Short-term lease costs	2	2	4
Variable lease costs	8	6	6
Total lease costs	$26	$24	$27
Other information related to our operating leases for fiscal 2023, 2022 and 2021 was as follows:

	Year Ended
	March 31, 2023	April 1, 2022	April 2, 2021
Weighted-average remaining lease term	2.8 years	4.7 years	4.4 years
Weighted-average discount rate	4.38%	4.04%	4.07%
See Note 7 for cash flow information related to our operating leases.
As of March 31, 2023, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2024	$28
2025	17
2026	9
2027	6
2028	1
Total lease payments	61
Less: Imputed interest	(4)
Present value of lease liabilities	$57

Note 10. Debt
The following table summarizes components of our debt:

	March 31, 2023		April 1, 2022
(In millions, except percentages)	Amount	Effective Interest Rate	Amount	Effective Interest Rate
3.95% Senior Notes due June 15, 2022	—	N/A	400	4.05%
New 2.00% Convertible Unsecured Notes due August 15, 2022	—	N/A	525	2.62%
5.0% Senior Notes due April 15, 2025	1,100	5.00%	1,100	5.00%
Initial Term Loan due May 7, 2026	—	N/A	1,010	LIBOR plus (2)
Delayed Term Loan due May 7, 2026	—	N/A	703	LIBOR plus (2)
Term A Facility due September 12, 2027	3,861	SOFR + % (3)	—	N/A
6.75% Senior Notes due September 30, 2027	900	6.75%	—	N/A
Term B Facility due September 12, 2029	3,431	SOFR + % (4)	—	N/A
1.29% Avira Mortgage due December 30, 2029 (1)	4	1.29%	5	1.29%
7.125% Senior Notes due September 30, 2030	600	7.13%	—	N/A
0.95% Avira Mortgage due December 30, 2030 (1)	3	0.95%	4	0.95%
Total principal amount	9,899		3,747
Less: unamortized discount and issuance costs	(137)		(11)
Total debt	9,762		3,736
Less: current portion	(233)		(1,000)
Total long-term portion	$9,529		$2,736

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
(4)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
The interest rates for the outstanding term loans are as follows:

	March 31, 2023	April 1, 2022
Term A Facility due September 12, 2027	6.66%	N/A
Term B Facility due September 12, 2029	6.91%	N/A
Initial Term Loan due May 7, 2026	N/A	1.75%
Delayed Term Loan due May 7, 2026	N/A	1.75%
As of March 31, 2023, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2024	$233
2025	234
2026	1,333
2027	233
2028	4,017
Thereafter	3,849
Total future maturities of debt	$9,899

Credit Facility
We had a credit agreement with financial institutions, which provided a revolving line of credit of $1 billion, a 5-year term loan of $500 million (the Initial Term Loan), and a delayed draw 5-year term loan commitment of $750 million (the Delayed Draw Term Loan). An amendment to the credit agreement (the First Amendment) also provided for an incremental increase under the Initial Term Loan of $525 million. All term loans and revolver credit facilities were to mature in May 2026, and the credit facilities remained senior secured.
The principal amount of the Initial Term Loan and the additional borrowings under the First Amendment were to be repaid in quarterly installments on the last business day of each calendar quarter in an amount equal to 1.25% of the aggregate principal amount as of the date of the First Amendment. The principal amount of the Delayed Draw Term Loan were to be repaid in quarterly installments on the last business day of each calendar quarter in an amount equal to 1.25% of aggregate principal amount as of the borrowing date of the Delayed Draw Term Loan.
Interest on borrowings under the credit agreement were based on a base rate or the LIBOR at our election. Based on our debt ratings and our consolidated leverage ratios as determined in accordance with the credit agreement, loans borrowed bore interest, in the case of base rate loans, at a per annum rate equal to the applicable base rate plus a margin ranging from 0.125% to 0.75%, and in the case of LIBOR loans, LIBOR, as adjusted for statutory reserves, plus a margin ranging from 1.125% to 1.75%. The unused revolving line of credit was subject to a commitment fee ranging from 0.125% to 0.30% per annum.
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
Senior credit facilities
Upon the close of the Merger, on September 12, 2022, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), (ii) a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the Merger’s close, resulting in a loss on extinguishment of $3 million. The Credit Agreement provides that we have the right at any time, subject to customary conditions, to request incremental revolving commitments and incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other provisions. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the outstanding principal and accrued interest of the existing credit facilities. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. The Revolving Facility and Term A Facility will mature in September 2027, and the Term Facility B will mature in September 2029; the senior credit facilities remain senior secured.
The principal amounts of Term A Facility must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commence on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and both Term Loan facilities without penalty. As of March 31, 2023, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts.
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
On January 19, 2023 and April 28, 2023, we made a voluntary prepayment of $250 million and $150 million, respectively, pursuant to Section 2.05(a) of the Credit Agreement dated September 12, 2022. The prepayment amount was applied exclusively to the Term B Facility.
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

In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of March 31, 2023 we were in compliance with all debt covenants.
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
Upon adoption of ASU 2020-06, the cash conversion model was eliminated. We de-recognized the remaining unamortized debt discount of $1 million on the New 2.0% Convertible Notes and therefore no longer recognized the related amortization as interest expense. Additionally, we recorded a cumulative adjustment to retained earnings of $6 million, net of tax, for the debt discount amortization incurred from issuance through April 2, 2022. The remaining $47 million of substantial premium remained in equity, as the new guidance did not eliminate the substantial premium model for convertible instruments.
On August 15, 2022, we settled the $525 million principal and conversion rights of our New 2.0% Convertible Notes in cash. The aggregate settlement amount of $630 million was based on $20.41 per underlying share into which the New 2.0% Convertible Notes were convertible. In addition, we paid $5 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $100 million. As of March 31, 2023, we have extinguished all remaining convertible debt instruments.
As of April 1, 2022, the Convertible Senior Notes consisted of the following:

April 1, 2022
(In millions)	New 2.0% Convertible Notes
Liability component:
Principal	$525
Unamortized discount and issuance costs	(1)
Net carrying amount	$524

Equity component, net of tax	$56

The following table sets forth total interest expense recognized related to our convertible notes:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Contractual interest expense	$4	$12	$20
Amortization of debt discount and issuance costs	$—	$4	$4
Payments in lieu of conversion price adjustments (1)	$1	$8	$12

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
Interest rate swap
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we will effectively convert $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%.
These arrangements are designated as cash flow hedges for accounting purposes and as such, we will recognize the changes in the fair value of these interest rate swaps in Accumulated other comprehensive income (loss) (AOCI), and the periodic settlements or accrued settlements of the swap will be recognized within or against interest expense in our Consolidated Statements of Operations. Cash flows related to these hedges are classified under operating activities in our Consolidated Statement of Cash Flows.
The effect of our interest rate swaps on AOCI was immaterial during fiscal 2023. The related gain (loss) recognized within or against interest expense in our Consolidated Statement of Operations was immaterial during fiscal 2023. We did not have any interest rate swaps during fiscal 2022 and 2021. As of March 31, 2023, we estimate that $9 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of March 31, 2023 and April 1, 2022:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Foreign exchange contracts not designated as hedging instrument (1)	$291	$346	$—	$—	$—	$—
Interest rate swap contract designed as cash flow hedge	1,000	—	1	—	2	—
Total	$1,291	$346	$1	$—	$2	$—

(1) The fair values of the foreign exchange contracts are less than $1 million as of March 31, 2023 and April 1, 2022.

The following table summarizes the related gain (loss) recognized in Other income (expense), net in our Consolidated Statements of Operations during the periods indicated:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Foreign exchange contracts not designated as hedging instrument	$(7)	$(7)	$15
Note 12. Restructuring and Other Costs
Our restructuring and other costs consist primarily of severance and termination benefits, contract cancellation charges, asset write-offs and impairments and other exit and disposal costs. Severance costs generally include severance payments, outplacement services, health insurance coverage and legal costs. Contract cancellation charges primarily include penalties for early termination of contracts and write-offs of related prepaid assets. Other exit and disposal costs include costs to exit and consolidate facilities in connection with restructuring events. Separation costs primarily consist of consulting costs incurred in connection with our divestitures.
September 2022 Plan
In connection with the Merger, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the Merger on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million, with $120 million and $30 million estimated to be incurred within the first and second full years, respectively, following the completion of the Merger. These actions are expected to be completed by fiscal 2024. As of March 31, 2023, we have incurred costs of $69 million related to the September 2022 Plan.
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
In connection with the Broadcom sale, our Board of Directors approved an equity-based severance program under which certain equity awards to certain terminated employees were accelerated. We incurred $127 million of stock-based compensation related to our equity-based severance program. See Note 15 for further information on the impact of this program.
Restructuring and other costs summary
Our restructuring and other costs attributable to continuing operations are presented in the table below:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Severance and termination benefit costs	$40	$5	$31
Contract cancellation charges	2	3	51
Stock-based compensation charges	11	—	10
Asset write-offs and impairments	4	5	58
Other exit and disposal costs	12	18	11
Total restructuring and other	$69	$31	$161
In connection with the agreement to sell certain assets of our Enterprise Security business, a portion of our restructuring and other costs were classified to discontinued operations for fiscal 2021. Our restructuring and other costs attributable to discontinued operations are presented in the table below. There was no discontinued operations activity during the years ended March 31, 2023 and April 1, 2022.

Year Ended
(In millions)	April 2, 2021
Severance and termination benefit costs	$64
Separation costs	2
Total restructuring and other	$66

Restructuring summary
Our activities and liability balances related to our September 2022 Plan are presented in the tables below:

(In millions)	Liability Balance as of April 1, 2022	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of March 31, 2023
Severance and termination benefit costs	$—	$40	$(33)	$—	$7
Stock-based compensation charges	—	11	—	(11)	—
Asset write-offs	—	4	—	(4)	—
Other exit and disposal costs	—	12	(10)	(2)	—
Total	$—	$69	$(43)	$(19)	$7
The restructuring liabilities are included in Other current liabilities in our Consolidated Balance Sheets.
Note 13. Income Taxes
The components of our income (loss) from continuing operations before income taxes are as follows:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Domestic	$350	$791	$607
International	454	251	265
Income (loss) before income taxes	$804	$1,042	$872
The components of income tax expense (benefit) from continuing operations are as follows:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Current:
Federal	$(479)	$217	$133
State	(28)	50	36
International	99	20	(13)
Total	(408)	287	156
Deferred:
Federal	(111)	(42)	(6)
State	(10)	(6)	(5)
International	(16)	(33)	31
Total	(137)	(81)	20
Income tax expense (benefit)	$(545)	$206	$176

The U.S. federal statutory income tax rates we have applied for fiscal 2023, 2022 and 2021 are as follows:

	Year Ended
	March 31, 2023	April 1, 2022	April 2, 2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Federal statutory tax expense (benefit)	$169	$219	$183
State taxes, net of federal benefit	1	33	25
Foreign earnings taxed at other than the federal rate	44	(47)	(10)
Federal research and development credit	(5)	(4)	(1)
Valuation allowance increase (decrease)	(33)	2	1
Change in uncertain tax positions	176	11	3
Stock-based compensation	9	7	5
Favorable ruling on foreign withholding tax	19	—	(35)
US tax on foreign earnings	(1)	12	(15)
Return to provision adjustment	1	(8)	1
Irish FX remeasurement	(17)	(19)	17
Capital loss	(910)	—	—
Other, net	2	—	2
Income tax expense (benefit)	$(545)	$206	$176
The principal components of deferred tax assets and liabilities are as follows:

(In millions)	March 31, 2023	April 1, 2022
Deferred tax assets:
Tax credit carryforwards	$24	$7
Net operating loss carryforwards of acquired companies	60	16
Interest	37	—
Other accruals and reserves not currently tax deductible	95	84
Operating lease liabilities	11	28
Deferred revenue	16	—
Property and equipment	16	13
Intangible assets	—	123
Capitalized research and experimental expenditures	46	—
Loss on investments not currently tax deductible	68	—
Stock-based compensation	15	8
Other	39	54
Gross deferred tax assets	427	333
Valuation allowance	(97)	(11)
Deferred tax assets, net of valuation allowance	330	322
Deferred tax liabilities:
Operating lease assets	(8)	(21)
Goodwill	(10)	(6)
Intangible assets	(328)	—
Deferred revenue	—	(2)
Unremitted earnings of foreign subsidiaries	(15)	(16)
Prepaids and deferred expenses	(2)	(1)
Deferred tax liabilities	(363)	(46)
Net deferred tax assets (liabilities)	$(33)	$276
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.
The valuation allowance provided against our deferred tax assets as of March 31, 2023, increased primarily due to a valuation allowance on capital loss carryforwards and change in tax credit carryforwards. The ending valuation allowance of $97 million is provided primarily against state and foreign capital loss carryforwards and certain tax credits. During fiscal 2023, we acquired deferred tax assets through the Merger with Avast that had a valuation allowance provided against the deferred tax assets. Due to a change in facts, we released the valuation allowance provided against some of the deferred tax assets.
As of March 31, 2023, we have U.S. federal net operating losses attributable to various acquired companies of approximately $193 million, which, if not used, will expire between fiscal 2024 and 2039. The net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $147 million. If not used, our U.S. state net operating losses will expire between fiscal 2024 and 2038. In addition, we have foreign net operating loss carryforwards attributable to various foreign companies of approximately $28 million.
In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered the following: we have historical cumulative book income, as measured by the current and prior two years; we have strong, consistent taxpaying history; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of March 31, 2023, are realizable on a “more likely than not” basis.
In fiscal 2023 as part of Avast integration plan we undertook a legal entity and operational restructuring that resulted in tax capital losses. We plan to carry the entirety of the capital losses back to the fiscal 2020 tax return to offset a capital gain, which is expected to result in a tax refund on our federal and state tax returns for the 2020 tax year. The Company estimates that the tax refund will be $910 million. In order to obtain the refunds, we intend to file claims for refund shortly after filing our fiscal 2023 tax return. As part of this process, we have recorded a net tax receivable in an amount less than the $910 million, due to the complexity of applying evolving tax laws and uncertainties with respect to sustaining the Company’s refunds claims, the success of which we believe is more likely than not. This net amount takes into account the Company’ best estimate of the likely outcome of the refund claim given the information available to us at this time. The Company’s ability to recognize the financial statement benefit of the refund claim is subject to change based on a number of factors, including but not limited to, changes in facts and circumstances, changes in tax laws, correspondence with both IRS and State tax authorities, and the results of tax audits and related proceedings, which may take several years or more to resolve. We intend to vigorously defend our position if challenged by the tax authorities and will contest any proposed adjustments. If we are not able to resolve any proposed adjustments at the examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. If we do not ultimately prevail on some or all of the components of our position, we would be required to pay the IRS and the states some or all of any cash tax refund, along with interest on such amount, and penalties, if assessed. As with all actual and potential tax audits and related proceedings, there can be no assurances on the final outcome. To the extent the final outcome is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our Consolidated Balance Sheets and Statements of Operations.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Balance at beginning of year	$527	$548	$724
Settlements with tax authorities	(2)	—	(37)
Lapse of statute of limitations	(96)	(34)	(34)
Increase related to prior period tax positions	9	16	13
Decrease related to prior period tax positions	(15)	(11)	(129)
Increase related to current year tax positions	259	8	11
Increase due to acquisition	28	—	—
Balance at end of year	$710	$527	$548
There was a change of $183 million in gross unrecognized tax benefits during the year ended March 31, 2023, as disclosed above, mainly on account of a reserve against the tax receivable. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions and state income taxes.
Of the total unrecognized tax benefits at March 31, 2023, $674 million, if recognized, would affect our effective tax rate.
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. At March 31, 2023, before any tax benefits, we had $100 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $22 million for fiscal 2023. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are the U.S., Ireland, and Czech Republic. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. During the fourth quarter of fiscal 2023, we closed our fiscal years 2014 through 2017 IRS audit. Our fiscal years prior to 2018 have been settled and closed with the IRS. Our fiscal years 2018 through 2022 remain subject to examination by the IRS for U.S. federal tax purposes. Our fiscal years

2018 through 2020 are under audit. Our 2017 through 2021 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes.
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
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. or are exempted from further taxation. As of March 31, 2023, the unrecognized deferred tax liability on the undistributed earnings is approximately $15 million.
Note 14. Stockholders' Equity
Dividends
On May 11, 2023, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in June 2023. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the $4 million unvested RSUs assumed in connection with the Merger will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of March 31, 2023, we have $870 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the year ended April 1, 2022.
The following table summarizes activity related to our stock repurchase program during the years ended March 31, 2023 and April 2, 2021:

	Year Ended
(In millions, except per share amounts)	March 31, 2023	April 2, 2021
Number of shares repurchased	40	15
Average price per share	$22.63	$20.50
Aggregate purchase price	$904	$304
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 2, 2021	$47
Other comprehensive income (loss), net of taxes	(51)
Balance as of April 1, 2022	(4)
Other comprehensive income (loss), net of taxes	(11)
Balance as of March 31, 2023	$(15)

Note 15. Stock-Based Compensation and Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We have one primary stock incentive plan: the 2013 Equity Incentive Plan (the 2013 Plan), under which incentive stock options may be granted only to employees (including officers and directors who are also employees), and other awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended, our stockholders have approved and reserved 82 million shares of common stock for issuance under the 2013 Plan. Stock options granted under the 2013 Plan expire no more than 10 years from the date of grant.

In connection with the Merger, we assumed the outstanding equity awards under two of Avast’s equity incentive plans (the Avast Holding B.V. 2014 Share Option Plan and the Rules of the Avast plc Long Term Incentive Plan (collectively, the Avast Plans)), which consisted of $4 million unvested RSUs. The assumed RSUs generally retain the terms and conditions under which they were originally granted. We intend to grant all additional shares that remain available for issuance under the Avast Plans. Upon vesting, these assumed RSUs and any additional shares granted will settle into shares of our common stock. See Note 4 for further information about this business combination.
As of March 31, 2023, 9 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of April 1, 2022	6	$21.80
Granted	7	$22.38
Vested	(3)	$21.12
Forfeited	(1)	$22.38
Outstanding as of March 31, 2023	9	$22.45
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2023, 2022 and 2021 was $22.38, $22.53, and $20.70, respectively. The total fair value of RSUs released in fiscal 2023, 2022 and 2021 was $74 million, $57 million, and $86 million, respectively, which represents the market value of our common stock on the date the RSUs were released.
PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested as of April 1, 2022	3	$28.50
Granted	2	$27.07
Vested (1)	—	$31.75
Forfeited	(1)	$26.70
Unvested at March 31, 2023	4	$28.01
Vested and unreleased as of March 31, 2023	1
Outstanding as of March 31, 2023	5

(1) The number of shares is less than 1 million.
The total fair value of PRUs released in fiscal 2023, 2022 and 2021 was $5 million, $0 million, and $43 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period. PRUs granted in fiscal 2023, 2022 and 2021 contain a combination of our company’s performance and market conditions. The performance conditions are based on the achievement of specified two-year non-GAAP financial metrics. The market conditions are based on the achievement of our relative total shareholder return over a three- and five-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.
Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	March 31, 2023	April 1, 2022	April 2, 2021
Expected term	3.3 years	3.9 years	2.7 years
Expected volatility	34.8%	37.6%	42.5%
Risk-free interest rate	3.4%	1.0%	0.2%
Expected dividend yield	1.3%	—%	—%
Weighted-average grant date fair value of PRUs	$27.07	$28.68	$26.39

Stock options

(In millions, except per share and year data)	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of April 1, 2022 (1)	—	$5.51
Exercised (1)	—	$4.43
Forfeited and expired (1)	—	$2.58
Outstanding as of March 31, 2023 (1)	—	$5.97
Exercisable as of March 31, 2023 (1)	—	$5.97	3.84	$2

(1) The number of shares is less than 1 million.
The total intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $1 million, $3 million, and $18 million, respectively. No options were granted in fiscal 2023, 2022 and 2021.
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
As of March 31, 2023, 39 million shares have been issued under this plan, and 31 million shares remained available for future issuance.
The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Shares issued under the ESPP	1	1	1
Proceeds from issuance of shares	$12	$13	$14
The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2023, 2022 and 2021 was $6.04 per share, $6.77 per share, and $5.65 per share, respectively.
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the $4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of March 31, 2023 and April 1, 2022, current dividends payable related to DER was $5 million and $11 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $2 million, respectively, recorded as part of Other long-term liabilities.
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
The following table summarizes the stock-based compensation expense recognized as a result of these modifications:

Year Ended
(In millions)	April 2, 2021
Sales and marketing	$2
Research and development	9
General and administrative	8
Restructuring and other costs	10
Discontinued operations	1
Total stock-based compensation	$30
Stock-based compensation expense

Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Cost of revenues	$3	$2	$1
Sales and marketing	34	19	18
Research and development	31	19	26
General and administrative	55	30	26
Restructuring and other costs	11	—	10
Other income (expense), net	—	—	(1)
Total stock-based compensation from continuing operations	134	70	80
Discontinued operations	—	—	1
Total stock-based compensation expense	$134	$70	$81
Income tax benefit for stock-based compensation expense	$(20)	$(11)	$(18)
As of March 31, 2023, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $226 million, which will be recognized over an estimated weighted-average amortization period of 2.0 years.
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

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
401(k) matching contributions	$4	$3	$3

Note 16. Net Income (Loss) Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of the shares underlying convertible debt and employee equity awards. Our remaining convertible debt was extinguished on August 15, 2022.
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	March 31, 2023	April 1, 2022	April 2, 2021
Income (loss) from continuing operations	$1,349	$836	$696
Income (loss) from discontinued operations	—	—	(142)
Net income (loss)	$1,349	$836	$554
Net income (loss) per share - basic
Continuing operations	$2.20	$1.44	$1.18
Discontinued operations	$—	$—	$(0.24)
Net income per share - basic	$2.20	$1.44	$0.94
Income (loss) per share - diluted:
Continuing operations	$2.16	$1.41	$1.16
Discontinued operations	$—	$—	$(0.24)
Net income per share - diluted	$2.16	$1.41	$0.92

Weighted-average shares outstanding - basic	614	581	589
Dilutive potentially issuable shares:
Convertible debt	6	7	8
Employee equity awards	4	3	3
Weighted-average shares outstanding - diluted	624	591	600

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	—	8
Employee equity awards	—	1	—
Total	—	1	8
Upon adoption of ASU 2020-06 under the modified retrospective method, we are required to apply the if-converted method to our calculation of diluted earnings per share. For fiscal 2023, we adjust for the dilutive effect of the maximum number of potential shares to be issued upon settlement of our outstanding convertible debt instruments. Prior period earnings per share amounts are not restated under the modified retrospective method. For fiscal 2022, the dilutive effect of our debt instruments is calculated using the treasury stock method, under which our convertible debt instruments generally had a dilutive impact on net income per share when our average stock price for the period exceeds the conversion prices for the convertible debt instruments. The initial adoption of ASU 2020-06 had a $0.01 impact on dilutive earnings per share, with the dilutive shares underlying the convertible debt increasing by $18 million shares.
The New 2.0% Convertible Notes were fully repaid on August 15, 2022. The New 2.5% Convertible Notes were fully repaid on May 20, 2021. See Note 10 for further information on our convertible debt instruments. The conversion price of each convertible debt applicable in the periods presented is as follows:

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
The following table summarizes net revenues for our major solutions:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Consumer security revenues	$2,029	$1,623	$1,504
Identity and information protection revenues	1,244	1,127	1,038
Total Cyber Safety revenues	3,273	2,750	2,542
Legacy revenues	65	46	9
Total net revenues (1)	$3,338	$2,796	$2,551

(1)     During the year ended March 31, 2023, total net revenues include an unfavorable foreign exchange impact of $113 million, consisting of $108 million from our consumer security solutions, $3 million from our identity and information protection solutions and $2 million from our legacy solutions.
From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. The changes have been reflected for all periods presented above. Consumer security includes revenues from our Norton 360 Security offerings, Norton Security, Avast Security offerings, Norton Secure VPN, Avira Security and other consumer security and device performance solutions through our direct, partner and small business channels. Identity and information protection includes revenues from our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other information protection and privacy solutions. Legacy includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022	April 2, 2021
Americas	$2,282	$1,963	$1,827
EMEA	704	506	419
APJ	352	327	305
Total net revenues (1)	$3,338	$2,796	$2,551

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
(1)     During the year ended March 31, 2023, total net revenues include an unfavorable foreign exchange impact of $113 million, consisting of $2 million from Americas, $68 million from EMEA and $43 million from APJ.
Revenues from customers inside the U.S. were $2,106 million, $1,860 million, and $1,742 million during fiscal 2023, 2022 and 2021, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	March 31, 2023	April 1, 2022
U.S.	$178	$1,220
International	572	671
Total cash, cash equivalents and short-term investments	$750	$1,891

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	March 31, 2023	April 1, 2022
U.S.	$38	$16
Ireland	—	27
Czech Republic	16	—
Germany	13	13
Other countries (1)	9	4
Total property and equipment, net	$76	$60

(1)    No individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset were as follows:

(In millions)	March 31, 2023	April 1, 2022
U.S.	$25	$66
Czech Republic	12	—
Other countries (1)	6	8
Total operating lease assets	$43	$74

(1)No individual country represented more than 10% of the respective totals.
Significant customers and channel partners
In fiscal 2023, 2022 and 2021, no individual end-user customer accounted for 10% or more of our net revenues. See Note 1 for distributors that accounted for over 10% of our total accounts receivable.
Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year. The amount of purchase obligations reflects estimated future payments as of March 31, 2023.

(In millions)	March 31, 2023
2024	$320
2025	79
2026	31
2027	11
2028	1
Total purchase obligations	$442
Deemed repatriation taxes
Under the Tax Cuts and Jobs Act (H.R.1), we are required to pay a one-time transition tax on untaxed earnings of our foreign subsidiaries through July 2025. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	March 31, 2023
2024	$128
2025	171
2026	139
Total obligations	$438
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
Trustees of the University of Columbia in the City of New York v. NortonLifeLock
As previously disclosed, on May 2, 2022, a jury returned its verdict in a patent infringement case filed in 2013 by the Trustees of Columbia University in the City of New York (Columbia) in the U.S. District Court for the Eastern District of Virginia. Columbia originally brought suit alleging infringement of six patents owned by the university. We won a favorable claim construction order on all six patents, and the claim construction was upheld by the Federal Circuit in 2016 on all but U.S. Patent Nos. 8,601,322 and 8,074,115. We also sought inter partes review by the Patent Trial and Appeal Board of the claims of the ‘322 and ‘115 Patents and all but two claims of the ‘322 Patent and three claims of the ‘115 Patent were invalidated. The remaining claims of the ‘322 and ‘115 Patents were the only claims that remained in suit at trial.
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
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $237 million, reflecting the jury award and prejudgment interest, which we have accrued. The jury’s verdict may be enhanced and, should it be upheld on appeal, could ultimately result in the payment of somewhere between one and three times the jury’s verdict, plus interest and attorneys’ fees. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70 million, $67.1 million was covered under the applicable insurance policy with the remainder to be paid by us. The Court approved the settlement on February 12, 2022.
On November 22, 2021, investment funds managed by Orbis Investment Management Ltd. which previously opted out of the securities class action, filed suit under the Exchange Act of 1934, the Arizona Securities Act, the Arizona Consumer Fraud Act and certain common law causes of action to recover alleged damages for losses incurred by the funds for their purchases or acquisitions of our common stock during the class period. On February 7, 2023, our Motion to Dismiss was granted in part and denied in part. The parties have now settled the matter and the action was dismissed with prejudice on April 26, 2023. The impact of settlement was not material.

Purported shareholder derivative lawsuits have been filed against us and certain of our former officers and current and former directors in the Delaware Court of Chancery (In re Symantec Corp. S’holder. Deriv. Litig.), Northern District of California (Lee v. Clark et al.,), and the District of Delaware (Milliken vs. Clark et al.). These assert generally the same facts and circumstances as alleged in the securities class action and allege claims for breach of fiduciary duty and related claims. On January 4, 2023, after reaching an agreement on the terms of the proposed settlement, which provides for, among other things, a payment of $12 million to the Company by the insurers of the Company’s directors and officers, the parties to the Chancery action filed a Stipulation and Agreement of Settlement, Compromise and Release in that Court, which was approved by the Court on May 4, 2023, over the objection of the Lee and Milliken plaintiffs, and releases all claims in the Chancery, Lee, and Milliken actions, as well as any other claims based on the same operative facts. The parties in the Milliken action stipulated to a dismissal with prejudice, which was entered by the Court on May 12, 2023. The Lee action has been stayed pending the settlement hearing in the Chancery Court and we intend to seek dismissal of the Lee action based on the preclusive effect of the approved release in the Chancery action.
A fourth lawsuit filed in the Delaware Superior Court, Kukard v. Symantec, brings claims derivatively on behalf of our 2008 Employee Stock Purchase Plan. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the Kukard action or estimate the range of any potential loss.
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
On March 23, 2021, Plaintiffs withdrew their demand for a jury trial and we consented to proceed with a bench trial, which concluded on March 24, 2022. On January 19, 2023, the Court issued its Findings of Facts and Conclusions of Law in which it found in favor of the United States in part and awarded damages and penalties in the amount of $1.3 million. The Court also found in favor of the State of California in part and awarded penalties in the amount of $0.4 million. The resulting Judgment was filed by the Court on January 20, 2023. On February 16, 2023, Plaintiffs filed Motions to Amend Judgment to revive the damages claimed at trial. We have opposed and the motion is now fully briefed before the Court.
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
The January 2023 Judgment has been paid, and at this time, our current estimate of the low end of the range of probable estimated losses from this matter was reduced to $1.4 million, which we have accrued. It is possible that the Court could grant Plaintiffs’ Motions to Amend Judgment, in whole or in part, or an appeal of the Court’s Judgment by the Plaintiffs, if brought, could lead to further claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.

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
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc., was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. On February 24, 2023, we filed a Motion to Dismiss, which is still pending. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
GEN DIGITAL INC.
VALUATION AND QUALIFYING ACCOUNTS
All financial statement schedules have been omitted, since the required information is not applicable or is not present in material amounts, and/or changes to such amounts are immaterial to require submission of the schedule, or because the information required is included in our Consolidated Financial Statements and notes thereto included in this Form 10-K.
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
2.02	Co-operation Agreement, dated August 10, 2021, by and between NortonLifeLock Inc., Nitro Bidco Limited and Avast plc	8-K	000-17781	2.02	8/10/2021
2.03	Form of Deed of Irrevocable Undertaking, dated August 10, 2021, by and between NortonLifeLock Inc. and Nitro Bidco Limited	8-K	000-17781	2.03	8/10/2021
2.04	Amended and Restated Agreement, dated as of July 15, 2022, by and between NortonLifeLock Inc., Nitro Bidco Limited, and Avast plc	8-K	000-17781	2.01	7/18/2022
3.01	Amended and Restated Certificate of Incorporation of Registrant, and all amendments thereto.	10-Q	000-17781	3.01	11/9/2022
3.02	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.02	11/7/2022
3.03	Certificate of Elimination of Series A Junior Preferred Stock.	10-K	000-17781	3.06	5/28/2020
4.01	Description of Securities.	10-K	000-17781	4.02	5/28/2020
4.02	Indenture, dated September 16, 2010, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	9/16/2010
4.03	Investment Agreement, dated as of February 3, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
4.04	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
4.05	Investment Agreement, dated as of June 12, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
4.06	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.07	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.08	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.09	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.	8-K	000-17781	10.01	11/12/2019
4.10	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bear cat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US),	8-K	000-17781	10.02	11/12/2019

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.11	Second Supplemental Indenture, dated as of September 19, 2022, by and among the Company, each of the Guarantors (as defined therein) listed on the signature pages thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.750% Senior Notes due 2027 and form of 7.125% Senior Notes due 2030).	8-K	000-17781	4.01	9/19/2022
4.12	Third Supplemental Indenture, dated as of September 19, 2022, by and among the Company, the Guarantors and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.02	9/19/2022
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.03(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10.06	2/7/2020
10.06(*)	Registrant’s 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018
10.07(*)	Form of Director Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.08(*)	Form of Employee Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.09(*)	Form of Performance Based Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.10(*)	Form of Restricted Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan					X
10.11(*)	Form of Performance Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan					X
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
		10-Q	000-17781	4.03	2/3/2017
10.18(*)	Registrant’s Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013
10.19(*)	Registrant’s Executive Retention Plan, as amended and restated.	10-K	000-17781	10.18	5/21/2021
10.20(*)	Registrant’s Executive Severance Plan.	10-K	000-17781	10.19	5/21/2021
10.21(§§)	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990.	S-4	33-35385	10.37	6/13/1990
10.22(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27	8/6/1999
10.23	Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Registrant.	10-Q	000-17781	10.01	8/7/2007
10.24	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.	10-Q	000-17781	10.01	11/16/2018
10.25	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.	10-Q	000-17781	10.02	11/16/2018
10.26(*)	Registrant’s Offer Letter with Natalie M. Derse dated June 19, 2020	10-Q	000-17781	10.01	7/8/2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27
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
		8-K	000-17781	10.01	11/4/2019
10.28	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.	8-K	000-17781	10.01	7/8/2020
10.29(+)	Stock Purchase Agreement dated December 7, 2020 between the Company and Alpaca HoldCo GmbH, Alpaca TopCo GmbH.	10-Q	000-17781	10.01	2/5/2021
10.30	First Amendment, effective as of May [7], 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties thereto.	10-K	000-17781	10.31	5/21/2021
10.31	Amended and Restated Commitment Letter, dated September 1, 2021, by and between NortonLifeLock Inc. and the parties thereto	8-K	000-17781	10.02	9/3/2021
10.32	Amended and Restated Interim Facilities Agreement, dated September 1, 2021, by and between NortonLifeLock Inc., the parties specified thereto, as acceding finance partners, BofA Securities, Inc. and Wells Fargo Securities, LLC, as arrangers, and Bank of America, N.A., as issuing bank, interim facility agent and interim security agent	8-K	000-17781	10.01	9/3/2021
10.33	Agreement of Sale and Purchase and Joint Escrow Instructions, dated as of June 4, 2021, by and between NortonLifeLock Inc. and TMG Partners R.E., LLC	8-K	000-17781	10.01	6/7/2021
10.34++	Restatement Agreement, dated as of September 12, 2022, by and among the Company, the other Loan Parties thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as term loan administrative agent and collateral agent under the Existing Credit Agreement, Wells Fargo Bank, National Association, as revolver administrative agent under the Existing Credit Agreement, and Bank of America, N.A., in its capacity as Successor Administrative Agent.	8-K	000-17781	10.01	9/12/2022
10.35(*)	Avast Limited (formerly Avast plc) 2018 Long Term Incentive Plan	S-8	000-17781	99.01	9/12/2022
10.36(*)	Form of Restricted Stock Unit Award Agreements under Avast Long-Term Incentive Plan	10-Q	000-17781	10.03	11/9/2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.37(*)	Form of FY23 Restricted Stock Unit Award Agreements for Non-Employee Directors under 2013 Equity Incentive Plan.	10-Q	000-17781	10.04	11/9/2022
10.38(*)	Employment Agreement dated September 12, 2022, between AVAST Software s.r.o. and Ondrej Vlcek	10-Q	000-17781	10.05	11/9/2022
10.39(*)	Form of Non-Competition and Non-Solicitation Agreement	10-Q	000-17781	10.06	11/9/2022
10.40	Registrant’s Non-Employee Director Compensation Policy	10-Q	000-17781	10.01	8/5/2022
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (see Signature page to this annual report).					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.00
The following financial information from Gen Digital Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104.00	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	Indicates a management contract, compensatory plan or arrangement.
**	Filed by LifeLock, Inc.
§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally copies of any such exhibits and schedules to the SEC upon request.
§§	Paper filing.
†	Filed by Veritas Software Corporation.
††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulations S-K, Item 601(b)(10).
++	Certain schedules and similar attachments to the exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 24th day of May 2023.

GEN DIGITAL INC.

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2023
Vincent Pilette

/s/ Natalie Derse	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 24, 2023
Natalie Derse

/s/ Ondrej Vlcek	President and Director	May 24, 2023
Ondrej Vlcek

/s/ Frank E. Dangeard	Chairman of the Board	May 24, 2023
Frank E. Dangeard

/s/ Sue Barsamian	Director	May 24, 2023
Sue Barsamian

/s/ Pavel Baudis	Director	May 24, 2023
Pavel Baudis

/s/ Eric K. Brandt	Director	May 24, 2023
Eric K. Brandt

/s/ Nora Denzel	Director	May 24, 2023
Nora Denzel

/s/ Peter A. Feld	Director	May 24, 2023
Peter A. Feld

/s/ Emily Heath	Director	May 24, 2023
Emily Heath

/s/ Sherrese M. Smith	Director	May 24, 2023
Sherrese M. Smith