Form 10-Q
period 2023-06-30
Gen Digital Inc.
filed 2023-08-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of July 31, 2023 was 639,439,103 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended June 30, 2023
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$623	$750
Accounts receivable, net	145	168
Other current assets	297	284
Assets held for sale	22	31
Total current assets	1,087	1,233
Property and equipment, net	73	76
Operating lease assets	38	43
Intangible assets, net	2,982	3,097
Goodwill	10,241	10,217
Other long-term assets	1,366	1,281
Total assets	$15,787	$15,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$65	$77
Accrued compensation and benefits	60	102
Current portion of long-term debt	233	233
Contract liabilities	1,631	1,708
Current operating lease liabilities	24	26
Other current liabilities	735	703
Total current liabilities	2,748	2,849
Long-term debt	9,327	9,529
Long-term contract liabilities	78	80
Deferred income tax liabilities	385	395
Long-term income taxes payable	841	820
Long-term operating lease liabilities	27	31
Other long-term liabilities	44	43
Total liabilities	13,450	13,747
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 639 and 640 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	2,697	2,800
Accumulated other comprehensive income (loss)	36	(15)
Retained earnings (accumulated deficit)	(396)	(585)
Total stockholders’ equity (deficit)	2,337	2,200
Total liabilities and stockholders’ equity (deficit)	$15,787	$15,947
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	June 30, 2023	July 1, 2022
Net revenues	$946	$707
Cost of revenues	179	102
Gross profit	767	605
Operating expenses:
Sales and marketing	181	156
Research and development	90	61
General and administrative	56	104
Amortization of intangible assets	61	21
Restructuring and other costs	17	2
Total operating expenses	405	344
Operating income (loss)	362	261
Interest expense	(170)	(31)
Other income (expense), net	12	(1)
Income (loss) before income taxes	204	229
Income tax expense (benefit)	15	29
Net income (loss)	$189	$200

Net income (loss) per share - basic	$0.30	$0.35
Net income (loss) per share - diluted	$0.29	$0.33

Weighted-average shares outstanding:
Basic	640	578
Diluted	643	604
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	June 30, 2023	July 1, 2022
Net income (loss)	$189	$200
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	32	(40)
Net unrealized gain (loss) on derivative instruments	19	—
Other comprehensive income (loss), net of taxes	51	(40)
Comprehensive income (loss)	$240	$160
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended June 30, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(585)	$2,200
Net income (loss)	—	—	—	189	189
Other comprehensive income (loss), net of taxes	—	—	51	—	51
Common stock issued under employee stock incentive plans	3	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(1)	(18)	—	—	(18)
Repurchases of common stock	(3)	(41)	—	—	(41)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(81)	—	—	(81)
Stock-based compensation	—	37	—	—	37
Balance as of June 30, 2023	639	$2,697	$36	$(396)	$2,337

Three months ended July 1, 2022	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2022	582	$1,851	$(4)	$(1,940)	$(93)
Net income (loss)	—	—	—	200	200
Other comprehensive income (loss), net of taxes	—	—	(40)	—	(40)
Common stock issued under employee stock incentive plans	2	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(1)	(16)	—	—	(16)
Repurchases of common stock	(12)	(300)	—	—	(300)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(73)	—	—	(73)
Stock-based compensation	—	24	—	—	24
Cumulative effect adjustment from adoption of ASU 2020-06 (1)		(7)		6	(1)
Balance as of July 1, 2022	571	$1,479	$(44)	$(1,734)	$(299)

(1) Effective on April 2, 2022, the Company adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	June 30, 2023	July 1, 2022
OPERATING ACTIVITIES:
Net income	$189	$200
Adjustments:
Amortization and depreciation	125	29
Stock-based compensation expense	37	24
Deferred income taxes	(59)	(32)
Gain on sale of property	(4)	—
Non-cash operating lease expense	6	4
Other	18	(26)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	20	13
Accounts payable	(12)	9
Accrued compensation and benefits	(42)	(32)
Contract liabilities	(68)	(53)
Income taxes payable	28	60
Other assets	(27)	—
Other liabilities	15	19
Net cash provided by (used in) operating activities	226	215
INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(2)
Proceeds from the maturities and sales of short-term investments	—	4
Other	(2)	2
Net cash provided by (used in) investing activities	(6)	4
FINANCING ACTIVITIES:
Repayments of debt	(208)	(410)
Tax payments related to vesting of stock units	(18)	(16)
Dividends and dividend equivalents paid	(83)	(81)
Repurchases of common stock	(41)	(300)
Net cash provided by (used in) financing activities	(350)	(807)
Effect of exchange rate fluctuations on cash and cash equivalents	3	(8)
Change in cash and cash equivalents	(127)	(596)
Beginning cash and cash equivalents	750	1,887
Ending cash and cash equivalents	$623	$1,291
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
On September 12, 2022, we completed our acquisition of Avast, plc (Avast). Avast has been included in our consolidated results of operations since the acquisition date. See Note 4 for further information about this business combination.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three month periods in this report relate to fiscal periods ended June 30, 2023 and July 1, 2022. The three months ended June 30, 2023 and July 1, 2022 each consisted of 13 weeks, respectively. Our 2024 fiscal year consists of 52 weeks and ends on March 29, 2024.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollars, our reporting currency, changes in interest rates, and Russia’s invasion of Ukraine, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three months ended June 30, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
On June 28, 2023, we completed the sale of certain land and buildings in Dublin, Ireland, which was previously classified as held for sale as of March 31, 2023, for cash consideration of $13 million, net of selling costs, and recognized a gain on sale of $4 million.
We continue to actively market the remaining properties for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell these properties. As of June 30, 2023, these assets are classified as held for sale. During the three months ended June 30, 2023, there were no impairments because the fair value of the properties less costs to sell either equals or exceeds their carrying value.
On July 28, 2023, we entered into an agreement to sell certain land and buildings in Tucson, Arizona, which were previously classified as held for sale as of June 30, 2023 and March 31, 2023, for cash consideration of $13 million, net of selling costs. The transaction is expected to close during the third quarter of fiscal 2024.
Note 4. Business Combinations
Fiscal 2023 Avast acquisition
During the second quarter of fiscal 2023, we acquired all of the outstanding common stock of Avast. Prior to the acquisition, Avast was a global leader in consumer cybersecurity, offering a comprehensive range of digital security and privacy products and services that protected and enhanced users’ online experiences. With this acquisition, we are positioned to provide a broad and complementary consumer product portfolio with greater geographic diversification and access to a larger user base. The total consideration for the acquisition of Avast was approximately $8,688 million, net of cash acquired.
Our current allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, inclusive of measurement period adjustments, is as follows:

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
The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary area of preliminary purchase price allocation that is not yet finalized are certain tax matters. There were immaterial measurement period adjustments during the three months ended June 30, 2023.

Note 5. Revenues
Contract liabilities
During the three months ended June 30, 2023, we recognized $700 million from the contract liabilities balances as of March 31, 2023. During the three months ended July 1, 2022, we recognized $508 million from the contract liabilities balances as of April 1, 2022.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2023, we had $1,219 million of remaining performance obligations, excluding customer deposit liabilities of $490 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of March 31, 2023	$10,217
Translation adjustments	24
Balance as of June 30, 2023	$10,241
Intangible assets, net

	June 30, 2023			March 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,643	$(608)	$1,035	$1,641	$(549)	$1,092
Developed technology	1,464	(337)	1,127	1,462	(279)	1,183
Other	91	(10)	81	91	(8)	83
Total finite-lived intangible assets	3,198	(955)	2,243	3,194	(836)	2,358
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,937	$(955)	$2,982	$3,933	$(836)	$3,097
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	June 30, 2023	July 1, 2022
Customer relationships and other	$61	$21	Operating expenses
Developed technology	57	5	Cost of revenues
Total	$118	$26
As of June 30, 2023, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2024	$344
2025	401
2026	395
2027	382
2028	379
Thereafter	342
Total	$2,243

Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	June 30, 2023	March 31, 2023
Cash	$542	$576
Cash equivalents	81	174
Total cash and cash equivalents	$623	$750
Accounts receivable, net:

(In millions)	June 30, 2023	March 31, 2023
Accounts receivable	$146	$169
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$145	$168
Other current assets:

(In millions)	June 30, 2023	March 31, 2023
Prepaid expenses	$118	$122
Income tax receivable and prepaid income taxes	86	123
Other tax receivable	45	16
Other	48	23
Total other current assets	$297	$284
Property and equipment, net:

(In millions)	June 30, 2023	March 31, 2023
Land	$13	$13
Computer hardware and software	498	498
Office furniture and equipment	17	17
Buildings	28	28
Leasehold improvements	28	28
Construction in progress	4	1
Total property and equipment, gross	588	585
Accumulated depreciation and amortization	(515)	(509)
Total property and equipment, net	$73	$76
Other long-term assets:

(In millions)	June 30, 2023	March 31, 2023
Non-marketable equity investments	$176	$176
Long-term income tax receivable and prepaid income taxes	691	669
Deferred income tax assets	401	353
Long-term prepaid royalty	32	36
Other	66	47
Total other long-term assets	$1,366	$1,281
Short-term contract liabilities:

(In millions)	June 30, 2023	March 31, 2023
Deferred revenue	$1,141	$1,153
Customer deposit liabilities	490	555
Total short-term contract liabilities	$1,631	$1,708

Other current liabilities:

(In millions)	June 30, 2023	March 31, 2023
Income taxes payable	$188	$172
Other taxes payable	90	76
Accrued legal fees	270	284
Accrued royalties	46	48
Accrued interest	39	27
Other	102	96
Total other current liabilities	$735	$703
Long-term income taxes payable:

(In millions)	June 30, 2023	March 31, 2023
Deemed repatriation tax payable	$310	$310
Other long-term income taxes	1	1
Uncertain tax positions (including interest and penalties)	530	509
Total long-term income taxes payable	$841	$820
Other income (expense), net:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Interest income	$6	$2
Foreign exchange gain (loss)	1	(1)
Gain on sale of properties	4	—
Other	1	(2)
Other income (expense), net	$12	$(1)
Supplemental cash flow information:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Income taxes paid, net of refunds	$21	$1
Interest expense paid	$155	$46
Cash paid for amounts included in the measurement of operating lease liabilities	$8	$6
Non-cash operating activities:
Reduction of operating lease assets as a result of lease terminations and modifications	$(1)	$—
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

	June 30, 2023			March 31, 2023
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$81	$81	$—	$174	$174	$—
Interest rate swaps (1)	19	—	19	—	—	—
Total	$100	$81	$19	$174	$174	$—

(1) The fair value of our interest rate swaps is less than $1 million as of March 31, 2023.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of June 30, 2023 and March 31, 2023, the carrying value of our non-marketable equity investments was $176 million and $176 million, respectively.
Current and long-term debt
As of June 30, 2023 and March 31, 2023, the total fair value of our current and long-term fixed rate debt was $2,578 million and $2,593 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Operating lease costs	$4	$4
Short-term lease costs	—	1
Variable lease costs	1	1
Total lease costs	$5	$6
Other information related to our operating leases was as follows:

	Three Months Ended
	June 30, 2023	July 1, 2022
Weighted-average remaining lease term	3.0 years	4.6 years
Weighted-average discount rate	4.49%	4.05%
See Note 7 for cash flow information related to our operating leases.
As of June 30, 2023, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2024	$20
2025	16
2026	8
2027	7
2028	2
Thereafter	1
Total lease payments	54
Less: Imputed interest	(3)
Present value of lease liabilities	$51

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	June 30, 2023	March 31, 2023	Effective Interest Rate
5.00% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,812	3,861	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	3,272	3,431	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	4	4	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	9,691	9,899
Less: unamortized discount and issuance costs	(131)	(137)
Total debt	9,560	9,762
Less: current portion	(233)	(233)
Total long-term debt	$9,327	$9,529

(1)     The Avira Mortgages are denominated in a foreign currency so the balances of these mortgages may fluctuate based on changes in foreign currency exchange rates.
(2)     Term A Facility due 2027 bears interest at a rate equal to Term SOFR plus a credit spread adjustment (CSA) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
The interest rates for the outstanding term loans are as follows:

	June 30, 2023	March 31, 2023
Term A Facility due September 12, 2027	6.95%	6.66%
Term B Facility due September 12, 2029	7.20%	6.91%
As of June 30, 2023, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2024	$175
2025	234
2026	1,333
2027	233
2028	4,017
Thereafter	3,699
Total future maturities of debt	$9,691
Senior credit facilities
On September 12, 2022, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the close of the acquisition of Avast. The Credit Agreement provides that we have the right at any time, subject to customary conditions, to request incremental revolving commitments and incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other provisions. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for the transaction and to fully repay the outstanding principal and accrued interest of the existing credit facilities. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. The Revolving Facility and Term A Facility will mature in September 2027, and the Term Facility B will mature in September 2029; the senior credit facilities remain senior secured.

The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and both Term Loan facilities without penalty. As of June 30, 2023, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts.
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
Debt covenant compliance
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants. Each of the Revolving Facility and Term A Facility are subject to a covenant that we maintain a consolidated leverage ratio less than or equal to (i) 6.0 to 1.0 from the second quarter of fiscal 2023 through the last day of the second quarter of fiscal 2024, (ii) 5.75 to 1.0 following the last day of the second quarter of fiscal 2024 through the last day of the second quarter of fiscal 2025 and (iii) 5.25 to 1.0 for each fiscal quarter thereafter; provided that such maximum consolidated leverage ratio will increase to 5.75 to 1.0 for the four fiscal quarters ending immediately should we acquire property, business or assets in an aggregate amount greater than $250 million.
In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of June 30, 2023, we were in compliance with all debt covenants.
Senior notes
On February 9, 2017, we issued $1,100 million aggregate principal amount of our 5.0% Senior Notes due April 15, 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes bear interest at a rate of 5.00% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2017. On or after April 15, 2020, we may redeem some or all of the 5.0% Senior Notes at the applicable redemption prices set forth in the supplemental indenture, plus accrued and unpaid interest.
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
Convertible Senior Notes
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

Three Months Ended
(In millions)	July 1, 2022
Contractual interest expense	$3
Amortization of debt discount	—
Payments in lieu of conversion price adjustments (1)	$1

(1) Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
During the three months ended June 30, 2023, we did not recognize any interest expense related to our Convertible Senior Notes as they were settled during the second quarter of fiscal year 2023.

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
Foreign currency exchange forward contracts
We conduct business in numerous currencies throughout our worldwide operations and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impacts our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. We do not hedge our foreign currency exposure in a manner that entirely offsets the effects of the changes in foreign exchange rates.
Interest rate swap
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%.
These arrangements are designated as cash flow hedges for accounting purposes and as such, we will recognize the changes in the fair value of these interest rate swaps in Accumulated other comprehensive income (loss) (AOCI), and the periodic settlements or accrued settlements of the swap will be recognized within or against interest expense in our Condensed Consolidated Statements of Operations. Cash flows related to these hedges are classified under operating activities in our Condensed Consolidated Statement of Cash Flows.
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of June 30, 2023 and March 31, 2023:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
Foreign exchange contracts not designated as hedging instrument (1)	$249	$291	$—	$—	$—	$—
Interest rate swap contracts designed as cash flow hedge	1,000	1,000	19	1	—	2
Total	$1,249	$1,291	$19	$1	$—	$2

(1) The fair values of the foreign exchange contracts are less than $1 million as of June 30, 2023 and March 31, 2023.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Interest rate swap contracts designed as cash flow hedge	$(22)	$—

The related gain (loss) recognized in our Condensed Consolidated Statements of Operations, with presentation location was as follows:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	June 30, 2023	July 1, 2022
Foreign exchange contracts not designated as hedging instrument	$(3)	$(7)	Other income (expense), net
Interest rate swap contracts designed as cash flow hedge	3	—	Interest expense
Total	$—	$(7)
As of June 30, 2023, we estimate that $15 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million, with $120 million and $30 million estimated to be incurred within the first and second full years, respectively, following the completion of acquisition. These actions are expected to be completed by fiscal 2024. As of June 30, 2023, we have incurred total costs of $86 million related to the September 2022 Plan.
Our activities and liabilities related to our September 2022 Plan are presented in the table below:

(in millions)	Liability Balance as of March 31, 2023	Costs, Net of Adjustments	Cash Payments	Liability Balance as of June 30, 2023
Severance and termination benefit costs	$7	$11	$(7)	$11
Contract cancellation charges	—	1	(1)	—
Other exit and disposal costs	—	5	(5)	—
Total	$7	$17	$(13)	$11
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Severance and termination benefit costs	$11	$—
Contract cancellation charges	1	—
Other exit and disposal costs	5	2
Total restructuring and other costs	$17	$2
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	June 30, 2023	July 1, 2022
Income (loss) before income taxes	$204	$229
Income tax expense (benefit)	$15	$29
Effective tax rate	7%	13%
Our effective tax rate for the three months ended June 30, 2023, differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items from an internal restructuring, partially offset by state taxes and the U.S. taxation on foreign earnings.

Our effective tax rate for the three months ended July 1, 2022, differs from the federal statutory income tax rate primarily due to tax benefits related to the foreign currency remeasurement of an Irish deferred tax asset and discrete legal expenses booked during the quarter, partially offset by state taxes.
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
In connection with our Avast integration plan, in July 2023, we executed a legal entity restructuring as part of an ongoing effort to simplify our business operational and tax structure. We are evaluating the impact of this transaction on our Condensed Consolidated Financial Statements, however, an estimate of the impact cannot be made at this time.
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
Note 14. Stockholders' Equity
Dividends
On August 3, 2023, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2023. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of June 30, 2023, we had $829 million remaining under the authorization to be completed in future periods with no expiration date.
The following table summarizes activity related to this program during the three months ended June 30, 2023 and July 1, 2022:

	Three Months Ended
(In millions, except per share amounts)	June 30, 2023	July 1, 2022
Number of shares repurchased	3	12
Average price per share	$16.71	$24.35
Aggregate purchase price	$41	$300
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 31, 2023	$(15)	$—	$(15)
Other comprehensive income (loss), net of taxes	32	19	51
Balance as of June 30, 2023	$17	$19	$36

Note 15. Stock-Based Compensation
Avast equity awards
In connection with our acquisition of Avast, we assumed the outstanding equity awards under two of Avast’s equity incentive plans (the Avast Holding B.V. 2014 Share Option Plan and the Rules of the Avast plc Long Term Incentive Plan (collectively, the Avast Plans)), which consisted of 4 million shares of unvested RSUs. The assumed RSUs generally retain the terms and conditions under which they were originally granted. We intend to grant all additional shares that remain available for issuance under the Avast Plans. Upon vesting, these assumed RSUs and any additional shares granted will settle into shares of our common stock. See Note 4 for further information about this business combination.
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Cost of revenues	$1	$1
Sales and marketing	9	7
Research and development	11	6
General and administrative	16	10
Total stock-based compensation expense	$37	$24
Income tax benefit for stock-based compensation expense	$(5)	$(4)
As of June 30, 2023, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $307 million, which will be recognized over an estimated weighted-average amortization period of 2.2 years.
The following table summarizes additional information related to our stock-based awards:

	Three Months Ended
(In millions, except per grant data)	June 30, 2023	July 1, 2022
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$17.24	$24.51
Awards granted	5	2
Total fair value of awards released	$35	$46
Outstanding and unvested	11	6
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$22.79	$33.04
Awards granted	2	1
Total fair value of awards released	$19	$2
Outstanding and unvested at target payout	6	4
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except the $4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of June 30, 2023 and March 31, 2023, current dividends payable related to DER was $3 million and $5 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $2 million, respectively, recorded as part of Other long-term liabilities.

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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	June 30, 2023	July 1, 2022
Net income (loss)	$189	$200

Net income (loss) per share - basic	$0.30	$0.35
Net income (loss) per share - diluted	$0.29	$0.33

Weighted-average shares outstanding - basic	640	578
Dilutive potentially issuable shares:
Convertible debt	—	22
Employee equity awards	3	4
Weighted-average shares outstanding - diluted	643	604

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	6	—
Total	6	—
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Consumer security revenues	$599	$402
Identity and information protection revenues	330	294
Total Cyber Safety revenues	929	696
Legacy revenues	17	11
Total net revenues (1)	$946	$707

(1)     During the three months ended June 30, 2023, total net revenues include an unfavorable foreign exchange impact of $9 million from our consumer security solutions.
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

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area at the end of each period presented:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Americas	$622	$508
EMEA	225	120
APJ	99	79
Total net revenues (1)	$946	$707

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)     During the three months ended June 30, 2023, total net revenues include an unfavorable foreign exchange impact of $9 million, consisting of $7 million from EMEA and $2 million from APJ.
Revenues from customers inside the U.S. were $565 million and $479 million during the three months ended June 30, 2023 and July 1, 2022, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	June 30, 2023	March 31, 2023
U.S.	$103	$178
International	520	572
Total cash, cash equivalents and short-term investments	$623	$750
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic areas, based on the physical location of the asset, at the end of each period presented.

(In millions)	June 30, 2023	March 31, 2023
U.S.	$38	$38
Czech Republic	13	16
Germany	13	13
Other countries (1)	9	9
Total property and equipment, net	$73	$76

(1)     No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	June 30, 2023	March 31, 2023
U.S.	$23	$25
Czech Republic	9	12
Other countries (1)	6	6
Total operating lease assets	$38	$43

(1)     No other individual country represented more than 10% of the respective totals.
Significant customers and channel partners
No individual, end-user customer accounted for 10% or more of our net revenues during the three months ended June 30, 2023 and July 1, 2022.
Distributors that accounted for over 10% of our total billed and unbilled accounts receivable were as follows:

	June 30, 2023	March 31, 2023
Distributor A	15%	13%
Distributor B	17%	14%

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
The jury found that our Norton Security products and Symantec Endpoint Protection products (the latter of which were sold by us to Broadcom as part of an Asset Purchase Agreement dated November 4, 2019) willfully infringe the ‘322 and ‘115 Patents through the use of SONAR/BASH behavioral protection technology. The jury awarded damages in the amount of $185 million. Columbia did not seek injunctive relief against us. We believe that we have ceased the use of the technology found by the jury to infringe. The jury also found that we did not fraudulently conceal its prosecution of U.S. Patent No. 8,549,643 but did find that two Columbia professors were coinventors of this patent. No damages were awarded related to this patent.
A formal judgment has not yet been entered in the case. Post-verdict motions have been filed, and we intend to file an appeal challenging the verdict.
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $239 million, reflecting the jury award and prejudgment interest, which we have accrued. The jury’s verdict may be enhanced and, should it be upheld on appeal, could ultimately result in the payment of somewhere between one and three times the jury’s verdict, plus interest and attorneys’ fees. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70 million, $67 million was covered under the applicable insurance policy with the remainder to be paid by us. The Court approved the settlement on February 12, 2022.
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
Purported shareholder derivative lawsuits have been filed against us and certain of our former officers and current and former directors in the Delaware Court of Chancery (In re Symantec Corp. S’holder. Deriv. Litig.), Northern District of California (Lee v. Clark et al.,), and the District of Delaware (Milliken vs. Clark et al.). These assert generally the same facts and circumstances as alleged in the securities class action and allege claims for breach of fiduciary duty and related claims. On January 4, 2023, after reaching an agreement on the terms of the proposed settlement, which provides for, among other things, a payment of $12 million to the Company by the insurers of the Company’s directors and officers, the parties to the Chancery action filed a Stipulation and Agreement of Settlement, Compromise and Release in that Court, which was approved by the Court on May 4, 2023, over the objection of the Lee and Milliken plaintiffs, and releases all claims in the Chancery, Lee, and Milliken actions, as well as any other claims based on the same operative facts. The parties in the Milliken action stipulated to a dismissal with prejudice, which was entered by the Court on May 12, 2023. The parties in the Lee action stipulated to a dismissal with prejudice, which was entered by the Court on June 12, 2023. All three shareholder derivative lawsuits are now resolved.
A fourth lawsuit filed in the Delaware Superior Court, Kukard v. Symantec, brings claims derivatively on behalf of our 2008 Employee Stock Purchase Plan. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the Kukard action or estimate the range of any potential loss.
We will continue to incur legal fees in connection with the Kukard matter, including expenses for the reimbursement of legal fees of present and former directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend this claim vigorously, but there can be no assurance that we will be successful in any defense. If this lawsuit is decided adversely, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations, and cash flows.
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

Jumpshot Matters
At the end of 2019, Avast came under media scrutiny for provision of Avast customer data to its data analytics subsidiary Jumpshot Inc. Jumpshot was a subsidiary of Avast with its own management team and technical experts. Avast announced the decision to terminate its provision of data to, and wind down, Jumpshot on January 30, 2020. As Avast has previously disclosed, it has been in communication with certain regulators and authorities prior to completion of the acquisition of Avast, and we will continue cooperating fully in respect of all regulatory enquiries.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act. Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from our acquisition of Avast), divestitures, restructurings, stock repurchases, financings, debt repayments and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, Russia’s invasion of Ukraine and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A, of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
OVERVIEW
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended June 30, 2023 and July 1, 2022 each consisted of 13 weeks. Our 2024 fiscal year consists of 52 weeks and ends on March 29, 2024.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	June 30, 2023	July 1, 2022
Net revenues	$946	$707
Operating income (loss)	$362	$261
Net income (loss)	$189	$200
Net income (loss) per share - diluted	$0.29	$0.33
Net cash provided by (used in) operating activities	$226	$215

	As Of
(In millions)	June 30, 2023	March 31, 2023
Cash and cash equivalents	$623	$750
Contract liabilities	$1,709	$1,788
Below are our financial highlights for the first quarter of fiscal 2024, compared to the corresponding period in the prior year:
•Net revenues increased $239 million and Operating income increased $101 million, primarily due to revenue contribution from Avast, which was acquired during the second quarter of fiscal 2023, and higher sales in both our consumer security and identity and information protection products, partially offset by unfavorable foreign currency fluctuations.
•Net income decreased $11 million and Net income per share - diluted decreased 0.04, primarily due to increased interest expense associated with our new senior credit facilities and two senior notes. This was partially offset by increased Operating income as a result of our merger with Avast.
•Cash and cash equivalents decreased by $127 million compared to March 31, 2023, primarily due to cash interest paid, dividends paid to shareholders, voluntary prepayments of our Term B facility, a mandatory principal amortization payment of our Term A facility, and repurchases of our common stock.
•Contract liabilities decreased $79 million compared to March 31, 2023, primarily due to a seasonal decline in billings and fluctuations in foreign currency rates.
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

In addition, in early 2022, worldwide inflation began to increase. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly in 2022, resulting in an increase in our cost of debt. Interest rates continued to increase in 2023, and while inflation rates have slowed, global inflation remains high and has impacted our results due to higher costs. Volatile market conditions related to Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus, and other macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for certain of our employees in areas including real estate, events, travel, utilities and other benefits. Due to our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all.
The U.S. banking market has also recently experienced increased volatility as a result of several distressed or closed banks. While we have not realized any losses as a result of this increased market volatility, we continue to monitor the situation and will take appropriate measures, as necessary, to minimize potential risk exposure to our customers’ and our cash and investment balances.
While inflation, interest rates and foreign currency exchange rates may be less volatile in the second half of 2023, fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. For a further discussion of the potential impacts of the global macroeconomic conditions on our business, please see Part I, Item III and “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended June 30, 2023.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 30, 2023	July 1, 2022
Net revenues	100%	100%
Cost of revenues	19	14
Gross profit	81	86
Operating expenses:
Sales and marketing	19	22
Research and development	10	9
General and administrative	6	15
Amortization of intangible assets	6	3
Restructuring and other costs	2	0
Total operating expenses	43	49
Operating income (loss)	38	37
Interest expense	(18)	(4)
Other income (expense), net	1	0
Income (loss) before income taxes	22	32
Income tax expense (benefit)	2	4
Net income (loss)	20%	28%

Note: Percentages may not add due to rounding.

Net revenues

	Three Months Ended
(In millions, except for percentages)	June 30, 2023	July 1, 2022	Change in %
Net revenues	$946	$707	34%
Net revenues increased $239 million, primarily due to a $197 million increase in sales of our consumer security products and a $36 million increase in sales of our identity and information protection products. This is inclusive of $9 million of foreign exchange headwinds, primarily in our consumer security solutions.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended (2)
(In millions, except for per user amounts)	June 30, 2023 (3)	July 1, 2022
Direct customer revenues (1)	$832	$624
Partner revenues	$97	$72
Total Cyber Safety revenues	$929	$696
Legacy revenues	$17	$12
Direct customer count (at quarter end)	38.2	24.1
Direct average revenue per user (ARPU)	$7.26	$8.58

(1)     Non-GAAP Direct customer revenues differ from GAAP direct customer revenue during the three months ended July 1, 2022, as it excludes a $1 million reduction of revenue from contract liability purchase accounting adjustments. We believe that eliminating the impact of these adjustments improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
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
(3)     The performance metrics for three months ended June 30, 2023 include the revenues earned and customers acquired through our acquisition with Avast. ARPU is based on average customer count and assumes full quarter of revenue for both companies.
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

Net revenues by geographical region

	Three Months Ended
	June 30, 2023	July 1, 2022
Americas	66%	72%
EMEA	24%	17%
APJ	10%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three months ended June 30, 2023 remains primarily in the Americas but is beginning to shift more into the EMEA markets, as the acquisition with Avast has contributed to a stronger presence in those regional countries.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	June 30, 2023	July 1, 2022	Change in %
Cost of revenues	$179	$102	75%
Our cost of revenues increased $77 million, primarily due to a $52 million increase in the amortization of acquired intangible assets, $15 million increase in payment processing fees, and $8 million increase in revenue share costs.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	June 30, 2023	July 1, 2022	Change in %
Sales and marketing	$181	$156	16%
Research and development	90	61	48%
General and administrative	56	104	(46)%
Amortization of intangible assets	61	21	190%
Restructuring and other costs	17	2	750%
Total operating expenses	$405	$344	18%
Sales and marketing expense increased $25 million, primarily due to an $11 million increase in headcount and IT costs, an $8 million increase in outside services and software expenses, a $3 million increase in our investment in advertising, and a $2 million increase of stock-based compensation expense.
Research and development expense increased $29 million, primarily due to a $15 million increase in headcount costs, a $9 million increase in outside services and software expense, and a $5 million increase of stock-based compensation expense.
General and administrative expense decreased $48 million, primarily due to a $53 million decrease in litigation cost and an $8 million decrease in IT and occupancy costs. This was partially offset by an $8 million increase in headcount costs and a $6 million increase of stock-based compensation expense.
Amortization of intangible assets increased $40 million as a result of the acquisition with Avast.
Restructuring and other costs increased $15 million, primarily due to severance, termination benefits and other exit and disposal costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2024 restructuring activities.
Non-operating income (expense), net

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Interest expense	$(170)	$(31)
Interest income	6	2
Foreign exchange gain (loss)	1	(1)
Gain on sale of properties	4	—
Other	1	(2)
Total non-operating income (expense), net	$(158)	$(32)
Non-operating income (expense), net, increased by $126 million in expense, primarily due to an increase in interest expense associated with our new senior credit facilities and two senior notes, all of which were issued during the second quarter of fiscal 2023. This is partially offset by a $4 million increase in interest income from higher interest rates on our money market funds, a

$4 million increase in rental income related to a rent review settlement with our tenant, and a $4 million gain on the sale of certain land and buildings in Dublin, Ireland.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	June 30, 2023	July 1, 2022
Income (loss) before income taxes	$204	$229
Income tax expense (benefit)	$15	$29
Effective tax rate	7%	13%
Our effective tax rate for income for the three months ended June 30, 2023 differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items from an internal restructuring, partially offset by state taxes and the U.S. taxation on foreign earnings.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition with Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of June 30, 2023, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	June 30, 2023	July 1, 2022
Net cash provided by (used in):
Operating activities	$226	$215
Investing activities	$(6)	$4
Financing activities	$(350)	$(807)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities remained relatively flat.

Cash from investing activities
Our cash flows provided by and used in investing activities remained relatively flat.
Cash from financing activities
Our cash flows used in financing activities decreased $457 million, primarily due to the absence of the repayment of our 3.95% Senior Notes. The first three months of fiscal 2024 reflects $150 million voluntary prepayment of Term B Facility, $83 million of dividends and dividend equivalent paid, $58 million principal amortization payments of our Term Loans and mortgages, and $41 million of repurchases of common stock, compared to the $400 million repayment of our 3.95% Senior Notes and $300 million of repurchases of common stock during the first three months of fiscal 2023.
Cash and cash equivalents
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $623 million, of which $520 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1,500 million, which expires in September 2027.
Stock repurchases
During the three months ended June 30, 2023, we executed repurchases of 3 million of our common stock under our existing stock repurchase program for an aggregate amount of $41 million.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of June 30, 2023, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	June 30, 2023
Term Loans	$7,084
Senior Notes	2,600
Mortgage Loans	7
Total debt	$9,691
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of June 30, 2023, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On August 3, 2023, we announced a cash dividend of $0.125 per share of common stock to be paid in September 2023. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of June 30, 2023, the remaining balance of our stock repurchase authorization was $829 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.

Restructuring
In connection with the acquisition with Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million, with $120 million and $30 million estimated to be incurred within the first and second full years, respectively, following the completion of the acquisition. These actions are expected to be completed by fiscal 2024. During the three months ended June 30, 2023, we made $13 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of June 30, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $530 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
There have been no material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks related to fluctuations in interest rates and foreign currency exchange rates. We may use derivative and non-derivative financial instruments to reduce the volatility of earnings and cash flow that may result from adverse economic conditions and events or changes in interest rates and foreign currency exchange rates.
Interest rate risk
As of June 30, 2023, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,578 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of June 30, 2023, we also had $7,084 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $71 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $23 million increase or $24 million decrease in the fair values of our floating to fixed rate interest swaps on June 30, 2023.
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
We manage these exposures and reduce the potential effects of currency fluctuations by executing monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposures. The gains and losses on these foreign exchange contracts are recorded in Other income (expense), net in the Condensed Consolidated Statements of Operations.
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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the first quarter of fiscal 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Our future success depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. In the past, we have incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation. We believe that we must dedicate significant resources to our research and development efforts to deliver innovative market competitive products and avoid being reliant on third-party technology and products. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. We must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers.
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
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019, we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the Broadcom sale), in January 2021, we completed the acquisition of Avira, and in September 2022, we completed the acquisition with Avast. These activities have and may continue to involve a number of risks and challenges, including:
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
Macroeconomic factors, such as rising inflation, interest rates, and volatility in foreign currency exchange rates and capital markets could negatively influence our future acquisition opportunities. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

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
An important part of our growth strategy involves continued investment in direct marketing efforts, indirect partner distribution channels, freemium channels, our sales force, and infrastructure to add new customers. The number and rate at which new customers purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions, competition, general economic conditions, market transitions, product obsolescence, technological change, public awareness of security threats to IT systems, macroeconomic conditions, and other factors. New customers, if any, may subscribe or renew their subscriptions at lower rates than we have experienced in the past, introducing uncertainty about their economic attractiveness and potentially impacting our financial results.
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
Finally, in January 2021, we acquired Germany-based Avira and in September 2022, we completed the acquisition with Avast. Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira acquisition and the acquisition with Avast is attributable to attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, may impede our ability to attract free users, convert these users into paying customers and retain them.
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
Changes in industry structure and market conditions have and may continue to lead to charges related to discontinuance of certain of our products or businesses and asset impairments.
In response to changes in industry structure and market conditions, we have been and may continue to be required to strategically reallocate our resources and consider restructuring, disposing of, or otherwise exiting certain businesses. Any decision to limit investment in or dispose of or otherwise exit businesses has and may continue to result in the recording of special charges, such as technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Our loss contingencies have and may continue to include liabilities for contracts that we cannot cancel, reschedule or adjust with suppliers.
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
Following the acquisition with Avast, we derive a significant portion of our revenues from customers located outside of the U.S., and we have substantial operations outside of the U.S., including engineering, finance, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:
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
Our future success depends upon our ability to recruit and retain key management, technical (including cyber security experts), sales, marketing, e-commerce, finance, and other personnel. As a result of the acquisition with Avast, we have expanded our leadership team. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition is significant for people with the specific skills that we require.
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
Data protection legislation is also increasing in the U.S. at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (the CCPA) requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information that has been collected and allows such consumers new abilities to opt-out of certain sales of personal information. Further, the California Privacy Rights Act (the CPRA) significantly modifies the CCPA and there are new similar and overlapping state privacy laws in Colorado, Connecticut, Virginia, Utah, and Iowa. These new laws may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the new state privacy laws and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply.
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
Third parties have previously and may in the future also develop similar or superior technology independently by designing around our patents. Our consumer agreements do not require a signature and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to the unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.
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
As of June 30, 2023, we had an aggregate of $9,691 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
We have previously and may in the future enter into interest rate swap agreements or pursue other interest rate hedging strategies. In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.550%. The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of future cash interest expense.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Inflation has risen on a global basis, including in the United States, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. While inflation rates have currently slowed, global inflation remains high and government entities may continue their efforts, or implement additional efforts, to combat inflation, which may include continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, have led to higher financing costs and have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
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
We are a multinational company dual headquartered in the U.S. and the Czech Republic, with our principal executive offices in Tempe, Arizona. As such, we are subject to tax in multiple U.S. and international tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
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
•The tax effects of, and tax planning and changes in tax rates related to significant infrequently occurring events (including acquisitions, divestitures and restructurings) that may cause fluctuations between reporting periods;
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
Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of June 30, 2023, we have $829 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended June 30, 2023, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 28, 2023	—		$—	—	$870
April 29, 2023 to May 26, 2023	3		$16.65	3	$833
May 27, 2023 to Jun 30, 2023	—	(2)	$17.33	—	$829
Total number of shares repurchased	3			3

(1)     The number of shares repurchased is reported on trade date.
(2)    The number of shares repurchased is less than 1 million.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended June 30, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

August 4, 2023