Form 10-Q
period 2023-09-29
Gen Digital Inc.
filed 2023-11-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of November 3, 2023 was 640,715,270 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended September 29, 2023
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	September 29, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$629	$750
Accounts receivable, net	147	168
Other current assets	278	284
Assets held for sale	22	31
Total current assets	1,076	1,233
Property and equipment, net	75	76
Operating lease assets	39	43
Intangible assets, net	2,859	3,097
Goodwill	10,199	10,217
Other long-term assets	2,163	1,281
Total assets	$16,411	$15,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66	$77
Accrued compensation and benefits	61	102
Current portion of long-term debt	175	233
Contract liabilities	1,599	1,708
Current operating lease liabilities	19	26
Other current liabilities	540	703
Total current liabilities	2,460	2,849
Long-term debt	9,333	9,529
Long-term contract liabilities	73	80
Deferred income tax liabilities	256	395
Long-term income taxes payable	1,213	820
Long-term operating lease liabilities	31	31
Other long-term liabilities	631	43
Total liabilities	13,997	13,747
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 641 and 640 shares issued and outstanding as of September 29, 2023 and March 31, 2023, respectively	2,655	2,800
Accumulated other comprehensive income (loss)	6	(15)
Retained earnings (accumulated deficit)	(247)	(585)
Total stockholders’ equity (deficit)	2,414	2,200
Total liabilities and stockholders’ equity (deficit)	$16,411	$15,947
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net revenues	$948	$748	$1,894	$1,455
Cost of revenues	180	119	359	221
Gross profit	768	629	1,535	1,234
Operating expenses:
Sales and marketing	187	167	368	323
Research and development	85	73	175	134
General and administrative	393	110	449	214
Amortization of intangible assets	61	29	122	50
Restructuring and other costs	17	9	34	11
Total operating expenses	743	388	1,148	732
Operating income (loss)	25	241	387	502
Interest expense	(173)	(48)	(343)	(79)
Other income (expense), net	7	2	19	1
Income (loss) before income taxes	(141)	195	63	424
Income tax expense (benefit)	(290)	126	(275)	155
Net income (loss)	$149	$69	$338	$269

Net income (loss) per share - basic	$0.23	$0.12	$0.53	$0.46
Net income (loss) per share - diluted	$0.23	$0.12	$0.52	$0.45

Weighted-average shares outstanding:
Basic	640	590	640	583
Diluted	644	595	644	599
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income (loss)	$149	$69	$338	$269
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(36)	29	(4)	(11)
Net unrealized gain (loss) on derivative instruments	6	—	25	—
Other comprehensive income (loss), net of taxes	(30)	29	21	(11)
Comprehensive income (loss)	$119	$98	$359	$258
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended September 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2023	639	$2,697	$36	$(396)	$2,337
Net income (loss)	—	—	—	149	149
Other comprehensive income (loss), net of taxes	—	—	(30)	—	(30)
Common stock issued under employee stock incentive plans	2	6	—	—	6
Shares withheld for taxes related to vesting of stock units	—	(1)	—	—	(1)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(82)	—	—	(82)
Stock-based compensation	—	35	—	—	35
Balance as of September 29, 2023	641	$2,655	$6	$(247)	$2,414

Six months ended September 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(585)	$2,200
Net income (loss)	—	—	—	338	338
Other comprehensive income (loss), net of taxes	—	—	21	—	21
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(19)	—	—	(19)
Repurchases of common stock	(3)	(41)	—	—	(41)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(163)	—	—	(163)
Stock-based compensation	—	72	—	—	72
Balance as of September 29, 2023	641	$2,655	$6	$(247)	$2,414
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

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	September 29, 2023	September 30, 2022
OPERATING ACTIVITIES:
Net income (loss)	$338	$269
Adjustments:
Amortization and depreciation	250	78
Impairments and write-offs of current and long-lived assets	—	(5)
Stock-based compensation expense	72	53
Deferred income taxes	(976)	(51)
Loss (gain) on extinguishment of debt	—	9
Gain on sale of property	(4)	—
Non-cash operating lease expense	11	11
Other	17	(45)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	16	17
Accounts payable	(15)	(18)
Accrued compensation and benefits	(41)	3
Contract liabilities	(99)	(85)
Income taxes payable	417	(91)
Other assets	(21)	9
Other liabilities	386	(27)
Net cash provided by (used in) operating activities	351	127
INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(4)
Payments for acquisitions, net of cash acquired	—	(6,550)
Proceeds from the maturities and sales of short-term investments	—	4
Proceeds from the sale of property	13	—
Other	(1)	4
Net cash provided by (used in) investing activities	3	(6,546)
FINANCING ACTIVITIES:
Repayments of debt	(266)	(2,738)
Proceeds from issuance of debt, net of issuance costs	—	8,954
Net proceeds from sales of common stock under employee stock incentive plans	6	6
Tax payments related to vesting of stock units	(20)	(16)
Dividends and dividend equivalents paid	(164)	(153)
Repurchases of common stock	(41)	(404)
Net cash provided by (used in) financing activities	(485)	5,649
Effect of exchange rate fluctuations on cash and cash equivalents	10	(22)
Change in cash and cash equivalents	(121)	(792)
Beginning cash and cash equivalents	750	1,887
Ending cash and cash equivalents	$629	$1,095
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The results of operations for the three and six months ended September 29, 2023 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six month periods in this report relate to fiscal periods ended September 29, 2023 and September 30, 2022. The three and six months ended September 29, 2023 and September 30, 2022 each consisted of 13 and 26 weeks, respectively. Our 2024 fiscal year consists of 52 weeks and ends on March 29, 2024.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollar, our reporting currency, changes in interest rates, and Russia’s invasion of Ukraine, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three and six months ended September 29, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
During fiscal 2023, we determined land and buildings in Dublin, Ireland, which were previously reported as property and equipment, now qualifies as held for sale.
During the first quarter of fiscal 2024, we completed the sale of certain land and buildings in Dublin, Ireland, which were previously classified as held for sale as of March 31, 2023, for cash consideration of $13 million, net of selling costs, and recognized a gain on sale of $4 million. The remaining land and building in Dublin, Ireland, remains as held for sale.
Subsequent to September 29, 2023, on October 12, 2023, we completed the sale of certain land and buildings in Tucson, Arizona, which were previously classified as held for sale as of September 29, 2023 and March 31, 2023, for cash consideration of $12 million, net of selling costs. We recognized a gain on sale of $5 million during the third quarter of fiscal 2024.
We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. As of September 29, 2023, the property is classified as held for sale. During the three and six months ended September 29, 2023, there were no impairments because the fair value less costs to sell either equals or exceeds its carrying value.
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
Our final allocation of the aggregate purchase price for the acquisition as of September 12, 2022, was as follows:

(In millions)	September 12, 2022
Assets:
Accounts receivable	$63
Other current assets	17
Property and equipment	33
Operating lease assets	18
Intangible assets	2,383
Goodwill	7,335
Other long-term assets	11
Total assets acquired	9,860
Liabilities:
Current liabilities	180
Contract liabilities	509
Operating lease liabilities	18
Long-term deferred tax liabilities	419
Other long-term obligations	46
Total liabilities assumed	1,172
Total purchase price	$8,688
Our estimates and assumptions were subject to refinement within the measurement period, which ended during the second quarter of fiscal 2024. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. During the three and six months ended September 29, 2023, we recorded measurement period adjustments resulting in a net decrease to goodwill of $14 million, resulting from updated information regarding deferred tax liabilities, which resulted in a decrease of $14 million of long-term deferred tax liabilities.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and six months ended September 30, 2022, as if the acquisition had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	September 30, 2022
(In millions)	Three Months Ended	Six Months Ended
Net revenues	$930	$1,873
Net income (loss)	$(62)	$47
The unaudited pro forma financial information is provided for informational purposes only and are not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2022.
Note 5. Revenues
Contract liabilities
During the three and six months ended September 29, 2023, we recognized $693 million and $1,206 million from the contract liabilities balances as of June 30, 2023 and March 31, 2023, respectively. During the three and six months ended September 30, 2022, we recognized $502 million and $875 million from the contract liabilities balances as of July 1, 2022 and April 1, 2022, respectively.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of September 29, 2023, we had $1,148 million of remaining performance obligations, excluding customer deposit liabilities of $524 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of March 31, 2023	$10,217
Purchase accounting adjustment	(14)
Translation adjustments	(4)
Balance as of September 29, 2023	$10,199
Intangible assets, net

	September 29, 2023			March 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,640	$(666)	$974	$1,641	$(549)	$1,092
Developed technology	1,461	(394)	1,067	1,462	(279)	1,183
Other	91	(12)	79	91	(8)	83
Total finite-lived intangible assets	3,192	(1,072)	2,120	3,194	(836)	2,358
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,931	$(1,072)	$2,859	$3,933	$(836)	$3,097
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Customer relationships and other	$61	$29	$122	$50	Operating expenses
Developed technology	58	16	115	21	Cost of revenues
Total	$119	$45	$237	$71

As of September 29, 2023, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2024	$225
2025	401
2026	394
2027	381
2028	378
Thereafter	341
Total	$2,120
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	September 29, 2023	March 31, 2023
Cash	$417	$576
Cash equivalents	212	174
Total cash and cash equivalents	$629	$750
Accounts receivable, net:

(In millions)	September 29, 2023	March 31, 2023
Accounts receivable	$148	$169
Allowance for doubtful accounts	(1)	(1)
Total accounts receivable, net	$147	$168
Other current assets:

(In millions)	September 29, 2023	March 31, 2023
Prepaid expenses	$122	$122
Income tax receivable and prepaid income taxes	96	123
Other tax receivable	29	16
Other	31	23
Total other current assets	$278	$284
Property and equipment, net:

(In millions)	September 29, 2023	March 31, 2023
Land	$13	$13
Computer hardware and software	499	498
Office furniture and equipment	17	17
Buildings	27	28
Leasehold improvements	28	28
Construction in progress	12	1
Total property and equipment, gross	596	585
Accumulated depreciation and amortization	(521)	(509)
Total property and equipment, net	$75	$76

Other long-term assets:

(In millions)	September 29, 2023	March 31, 2023
Non-marketable equity investments	$176	$176
Long-term income tax receivable and prepaid income taxes	695	669
Deferred income tax assets	1,198	353
Long-term prepaid royalty	28	36
Other	66	47
Total other long-term assets	$2,163	$1,281
Short-term contract liabilities:

(In millions)	September 29, 2023	March 31, 2023
Deferred revenue	$1,075	$1,153
Customer deposit liabilities	524	555
Total short-term contract liabilities	$1,599	$1,708
Other current liabilities:

(In millions)	September 29, 2023	March 31, 2023
Income taxes payable	$201	$172
Other taxes payable	79	76
Accrued legal fees	39	284
Accrued royalties	45	48
Accrued interest	78	27
Other	98	96
Total other current liabilities	$540	$703
Other long-term liabilities:

(In millions)	September 29, 2023	March 31, 2023
Long-term accrued legal fees	$588	$—
Other	43	43
Total other long-term liabilities	$631	$43
Long-term income taxes payable:

(In millions)	September 29, 2023	March 31, 2023
Deemed repatriation tax payable	$139	$310
Other long-term income taxes	1	1
Unrecognized tax benefits and related interest and penalties	1,073	509
Total long-term income taxes payable	$1,213	$820
As of September 29, 2023, total deferred income taxes changed by $984 million, which primarily relates to goodwill of $592 million, intangibles of $112 million, and other accruals and reserves not currently tax deductible of $192 million, and current year unrecognized tax benefits and penalties, which increased by $450 million and $90 million, respectively.
Other income (expense), net:

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Interest income	$6	$3	$12	$5
Foreign exchange gain (loss)	1	2	2	1
Gain (loss) on early extinguishment of debt	—	(9)	—	(9)
Gain on sale of properties	—	—	4	—
Other	—	6	1	4
Other income (expense), net	$7	$2	$19	$1

Supplemental cash flow information:

	Six Months Ended
(In millions)	September 29, 2023	September 30, 2022
Income taxes paid, net of refunds	$270	$295
Interest expense paid	$283	$63
Cash paid for amounts included in the measurement of operating lease liabilities	$13	$11
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$18
Reduction of operating lease assets as a result of lease terminations and modifications	$(7)	$30
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$4	$—
Non-cash consideration for the Merger with Avast	$—	$2,141
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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	September 29, 2023			March 31, 2023
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$212	$212	$—	$174	$174	$—
Interest rate swaps (1)	24	—	24	—	—	—
Total	$236	$212	$24	$174	$174	$—

(1) The fair value of our interest rate swaps is less than $1 million as of March 31, 2023.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of September 29, 2023 and March 31, 2023, the carrying value of our non-marketable equity investments was $176 million.
Current and long-term debt
As of September 29, 2023 and March 31, 2023, the total fair value of our current and long-term fixed rate debt was $2,550 million and $2,593 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment and data center co-locations under operating leases that expire on various dates through fiscal 2030. Our leases generally have terms that range from 1 year to 11 years for our facilities, 1 year to 3 years for equipment and 1 year to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.

The following summarizes our lease costs:

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease costs	$2	$3	$6	$7
Short-term lease costs	1	—	1	1
Variable lease costs	2	2	3	3
Total lease costs	$5	$5	$10	$11
Other information related to our operating leases was as follows:

	September 29, 2023	March 31, 2023
Weighted-average remaining lease term	3.9 years	2.8 years
Weighted-average discount rate	5.06%	4.38%
See Note 7 for cash flow information related to our operating leases.
As of September 29, 2023, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2024	$11
2025	14
2026	10
2027	10
2028	5
Thereafter	5
Total lease payments	55
Less: Imputed interest	(5)
Present value of lease liabilities	$50

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	September 29, 2023	March 31, 2023	Effective Interest Rate
5.00% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,764	3,861	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	3,262	3,431	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	4	4	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	9,633	9,899
Less: unamortized discount and issuance costs	(125)	(137)
Total debt	9,508	9,762
Less: current portion	(175)	(233)
Total long-term debt	$9,333	$9,529

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
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
The interest rates for the outstanding term loans are as follows:

	September 29, 2023	March 31, 2023
Term A Facility due September 12, 2027	6.92%	6.66%
Term B Facility due September 12, 2029	7.42%	6.91%
As of September 29, 2023, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2024	$117
2025	176
2026	1,392
2027	233
2028	4,017
Thereafter	3,698
Total future maturities of debt	$9,633
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

The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and both Term Loan facilities without penalty. As of September 29, 2023, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts.
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
On October 13, 2023 and October 27, 2023, we made voluntary prepayments of $100 million each, pursuant to Section 2.05(a) of the Credit Agreement dated September 12, 2022. The prepayments were applied exclusively to the Term B Facility.
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
In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of September 29, 2023, we were in compliance with all debt covenants.
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
Convertible Senior Notes
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

	September 30, 2022
(In millions)	Three Months Ended	Six Months Ended
Contractual interest expense	$1	$4
Amortization of debt discount	$—	$—
Payments in lieu of conversion price adjustments (1)	$—	$1

(1) Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
During the three and six months ended September 29, 2023, we did not recognize any interest expense related to our Convertible Senior Notes as they were settled during the second quarter of fiscal year 2023.

Note 11. Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flow associated with changes in foreign currency exchange rates and interest rates. These hedging contracts reduce, but do not entirely eliminate the impact of adverse foreign exchange rate and interest rate movements. We do not use our derivative instruments for speculative trading purposes. By using derivative financial instruments to hedge exposures to changes in foreign exchange and interest rates, we are exposed to credit risk; however, we mitigate this risk by entering into hedging instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
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
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of September 29, 2023 and March 31, 2023:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	September 29, 2023	March 31, 2023	September 29, 2023	March 31, 2023	September 29, 2023	March 31, 2023
Foreign exchange contracts not designated as hedging instrument (1)	$241	$291	$—	$—	$—	$—
Interest rate swap contracts designed as cash flow hedge	1,000	1,000	24	1	—	2
Total	$1,241	$1,291	$24	$1	$—	$2

(1) The fair values of the foreign exchange contracts are less than $1 million as of September 29, 2023 and March 31, 2023.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	September 29, 2023
(In millions)	Three Months Ended	Six Months Ended
Interest rate swap contracts designed as cash flow hedge	$(10)	$(32)
During the three and six months ended September 30, 2022, there was no effect of our cash flow hedges on AOCI as interest rate swaps were not effective until the fourth quarter of fiscal 2023.

The related gain (loss) recognized in our Condensed Consolidated Statements of Operations, with presentation location was as follows:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Foreign exchange contracts not designated as hedging instrument	$(6)	$(3)	$(9)	$(10)	Other income (expense), net
Interest rate swap contracts designed as cash flow hedge	4	—	7	—	Interest expense
Total	$(2)	$(3)	$(2)	$(10)
As of September 29, 2023, we estimate that $16 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of acquisition. These actions are expected to be completed by the end of fiscal 2024. As of September 29, 2023, we have incurred total costs of $102 million related to the September 2022 Plan.
Our activities and liabilities related to our September 2022 Plan are presented in the table below:

(in millions)	Liability Balance as of March 31, 2023	Costs, Net of Adjustments	Cash Payments	Non-Cash Items	Liability Balance as of September 29, 2023
Severance and termination benefit costs	$7	$22	$(16)	$(1)	$12
Contract cancellation charges	—	2	(2)	—	—
Stock-based compensation charges	—	1	—	(1)	—
Other exit and disposal costs	—	8	(8)	—	—
Total	$7	$33	$(26)	$(2)	$12
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Severance and termination benefit costs	$11	$1	$22	$1
Contract cancellation charges	1	—	2	—
Stock-based compensation charges	1	—	1	—
Other exit and disposal costs	4	8	9	10
Total restructuring and other costs	$17	$9	$34	$11
Occasionally, we incur costs related to past restructuring plans. These charges were immaterial for the three and six months ended September 29, 2023.

Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Income (loss) before income taxes	$(141)	$195	$63	$424
Income tax expense (benefit)	$(290)	$126	$(275)	$155
Effective tax rate	206%	65%	(437)%	37%
Our effective tax rate for the three and six months ended September 29, 2023, differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items resulting from an internal restructuring, partially offset by state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
Our effective tax rate for the three and six months ended September 30, 2022, differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain items this quarter including the tax impacts of internal restructuring, deductibility of transaction costs from our acquisition with Avast, and the limitations of foreign taxes due to the increase of interest expense.
In the second quarter of fiscal 2024, as part of the Avast integration plan, which geographically realigned and simplified our business, we undertook a legal entity and operational restructuring. As part of that process, we distributed certain assets within the legal entity operating structure and as a result, we recorded a net tax benefit of $268 million. Differences between the final outcome and recorded amounts will impact the provision for income taxes in the period in which such a determination is made and could have a material impact on our Condensed Consolidated Balance Sheet and Statement of Operations in future years.
Note 14. Stockholders' Equity
Dividends
On November 7, 2023, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2023. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of September 29, 2023, we had $829 million remaining under the authorization to be completed in future periods with no expiration date. No shares were repurchased during the three months ended September 29, 2023.
The following table summarizes activity related to this program during six months ended September 29, 2023 and September 30, 2022:

	Six Months Ended
(In millions, except per share amounts)	September 29, 2023	September 30, 2022
Number of shares repurchased	3	17
Average price per share	$16.71	$23.60
Aggregate purchase price	$41	$404
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 31, 2023	$(15)	$—	$(15)
Other comprehensive income (loss), net of taxes	(4)	25	21
Balance as of September 29, 2023	$(19)	$25	$6

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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of revenues	$1	$1	$2	$2
Sales and marketing	10	8	19	15
Research and development	10	6	21	12
General and administrative	13	14	29	24
Restructuring and other costs	1	—	1	—
Total stock-based compensation expense	$35	$29	$72	$53
Income tax benefit for stock-based compensation expense	$(4)	$(4)	$(9)	$(8)
As of September 29, 2023, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $265 million, which will be recognized over an estimated weighted-average amortization period of 2.1 years.
The following table summarizes additional information related to our stock-based awards:

	Six Months Ended
(In millions, except per grant data)	September 29, 2023	September 30, 2022
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$17.33	$23.34
Awards granted	5	6
Total fair value of awards released	$55	$50
Outstanding and unvested	10	10
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$22.79	$30.47
Awards granted	2	1
Total fair value of awards released	$19	$4
Outstanding and unvested at target payout	5	4
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except the 4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of September 29, 2023 and March 31, 2023, current dividends payable related to DER was $4 million and $5 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million, recorded as part of Other long-term liabilities.

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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income (loss)	$149	$69	$338	$269

Net income (loss) per share - basic	$0.23	$0.12	$0.53	$0.46
Net income (loss) per share - diluted	$0.23	$0.12	$0.52	$0.45

Weighted-average shares outstanding - basic	640	590	640	583
Dilutive potentially issuable shares:
Convertible debt	—	2	—	12
Employee equity awards	4	3	4	4
Weighted-average shares outstanding - diluted	644	595	644	599

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	3	—	3	—
Total	3	—	3	—
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Consumer security revenues	$604	$436	$1,202	$838
Identity and information protection revenues	328	298	659	592
Total Cyber Safety revenues	932	734	1,861	1,430
Legacy revenues	16	14	33	25
Total net revenues (1)	$948	$748	$1,894	$1,455

(1)     During the three months ended September 29, 2023, total net revenues include an unfavorable foreign exchange impact of $7 million from our consumer security solutions. During the six months ended September 29, 2023, total net revenues include an unfavorable foreign exchange impact of $16 million from our consumer security solutions.
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

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area at the end of each period presented:

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Americas	$616	$529	$1,238	$1,037
EMEA	237	139	462	259
APJ	95	80	194	159
Total net revenues (1)	$948	$748	$1,894	$1,455

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)     During the three months ended September 29, 2023, total net revenues include an unfavorable foreign exchange impact of $7 million, consisting of $6 million from EMEA and $1 million from APJ. During the six months ended September 29, 2023, total net revenues includes an unfavorable foreign exchange impact of $16 million, consisting of $13 million from EMEA and $3 million from APJ.
Revenues from customers inside the U.S. were $562 million and $1,127 million during the three and six months ended September 29, 2023, respectively, and $493 million and $972 million during the three and six months ended September 30, 2022 ,respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	September 29, 2023	March 31, 2023
U.S.	$207	$178
International	422	572
Total cash, cash equivalents and short-term investments	$629	$750
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic areas, based on the physical location of the asset, at the end of each period presented.

(In millions)	September 29, 2023	March 31, 2023
U.S.	$44	$38
Czech Republic	10	16
Germany	12	13
Other countries (1)	9	9
Total property and equipment, net	$75	$76

(1)     No other individual country represented more than 10% of the respective totals.
Our operating lease assets by geographic area, based on the physical location of the asset, at the end of each period presented, are as follows:

(In millions)	September 29, 2023	March 31, 2023
U.S.	$27	$25
Czech Republic	7	12
Other countries (1)	5	6
Total operating lease assets	$39	$43

(1)     No other individual country represented more than 10% of the respective totals.

Significant customers and channel partners
No individual, end-user customer accounted for 10% or more of our net revenues during the six months ended September 29, 2023 and September 30, 2022.
Distributors that accounted for over 10% of our total billed and unbilled accounts receivable were as follows:

	September 29, 2023	March 31, 2023
Distributor A	15%	13%
Distributor B	17%	14%
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
On September 30, 2023, the court entered its judgment, which awarded Columbia (i) enhanced damages of 2.6 times the jury award; (ii) prejudgment interest, post-judgment interest, and supplemental damages to be calculated in accordance with the parties’ previous agreement; and (iii) attorneys’ fees subject to the parties meeting and conferring as to amount. We have complied with the court’s order and submitted a stipulation regarding the final calculations of all outstanding interest, royalties and attorneys’ fees. We have posted the required surety bond, and notice our appeal.
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $576 million, which we have accrued. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.

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
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc., was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. The Complaint was dismissed in part, with leave to amend, and Plaintiffs have now filed a First Amended Complaint which we intend to move to dismiss. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended September 29, 2023 and September 30, 2022 each consisted of 13 weeks and 26 weeks, respectively. Our 2024 fiscal year consists of 52 weeks and ends on March 29, 2024.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net revenues	$948	$748	$1,894	$1,455
Operating income (loss)	$25	$241	$387	$502
Net income (loss)	$149	$69	$338	$269
Net income (loss) per share - diluted	$0.23	$0.12	$0.52	$0.45
Net cash provided by (used in) operating activities	$125	$(88)	$351	$127

	As Of
(In millions)	September 29, 2023	March 31, 2023
Cash and cash equivalents	$629	$750
Contract liabilities	$1,672	$1,788
Below are our financial highlights for the second quarter of fiscal 2024, compared to the corresponding period in the prior year:
•Net revenues increased $200 million, primarily due to revenue contribution from Avast, which was acquired during the second quarter of fiscal 2023, and higher sales in both our consumer security and identity and information protection products, partially offset by unfavorable foreign currency fluctuations.
•Operating income decreased $216 million, primarily due to an increase of a legal accrual related to an ongoing patent infringement lawsuit and corresponding legal fees. See Note 18 of the Notes to the Condensed Consolidated Financial

Statements for further information. This was partially offset by increased Net revenues and cost synergies post-acquisition.
•Net income increased $80 million and Net income per share - diluted increased 0.11, primarily due to an income tax benefit in the second quarter of fiscal 2024, partially offset by decreased operating income discussed above and increased interest expense associated with our new senior credit facilities and two senior notes.
Below are our financial highlights for the first six months of fiscal 2024, compared to the corresponding period in the prior year:
•Net revenues increased $439 million, primarily due to revenue contribution from Avast, which was acquired during the second quarter of fiscal 2023, and higher sales in both our consumer security and identity and information protection products, partially offset by unfavorable foreign currency fluctuations.
•Operating income (loss) decreased $115 million primarily due to an increase in legal accrual related to ongoing litigation and an increase in amortization of intangible assets recognized as a result of our merger with Avast. This is partially offset by the increase in net revenues discussed above and cost synergies post-acquisition.
•Net income increased $69 million and net income per share increased $0.07, primarily due to an income tax benefit in the second quarter of fiscal 2024, partially offset by decreased operating income discussed above and increased interest expense associated with our new senior credit facilities and two senior notes.
•Cash and cash equivalents decreased by $121 million compared to March 31, 2023, primarily due to cash interest paid, cash tax paid, dividends paid to shareholders, voluntary prepayments of our Term B facility, a mandatory principal amortization payment of our Term A facility, and repurchases of our common stock.
•Contract liabilities decreased $116 million compared to March 31, 2023, primarily due to a seasonal decline in billings and fluctuations in foreign currency rates.
GLOBAL MACROECONOMIC CONDITIONS
Our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, changes in interest rates, as well as recession risks, which may persist for an extended period. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge certain foreign currency balance sheet exposure.
In addition, in early 2022, worldwide inflation began to increase. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly in 2022, resulting in an increase in our cost of debt. Interest rates continued to increase in 2023, and while inflation rates have slowed, global inflation remains high and has impacted our results due to higher costs. Volatile market conditions related to military conflicts such as Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus, and other macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for certain of our employees in areas including real estate, events, travel, utilities and other benefits. Due to our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all.
Fluctuations in inflation, interest rates and foreign currency exchange rates are uncertain and could result in further adverse impacts to our reported results. For a further discussion of the potential impacts of the global macroeconomic conditions on our business, please see Part I, Item III and “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended September 29, 2023.

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net revenues	100%	100%	100%	100%
Cost of revenues	19	16	19	15
Gross profit	81	84	81	85
Operating expenses:
Sales and marketing	20	22	19	22
Research and development	9	10	9	9
General and administrative	41	15	24	15
Amortization of intangible assets	6	4	6	3
Restructuring and other costs	2	1	2	1
Total operating expenses	78	52	61	50
Operating income (loss)	3	32	20	35
Interest expense	(18)	(6)	(18)	(5)
Other income (expense), net	1	—	1	—
Income (loss) before income taxes	(15)	26	3	29
Income tax expense (benefit)	(31)	17	(15)	11
Net income (loss)	16%	9%	18%	18%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 29, 2023	September 30, 2022	Change in %	September 29, 2023	September 30, 2022	Change in %
Net revenues	$948	$748	27%	$1,894	$1,455	30%
Three Months Ended September 29, 2023 Compared with Three Months Ended September 30, 2022
Net revenues increased $200 million, primarily due to a $168 million increase in sales of our consumer security products and a $30 million increase in sales of our identity and information protection products. This is inclusive of $7 million of foreign exchange headwinds, primarily in our consumer security solutions.
Six Months Ended September 29, 2023 Compared with Six Months Ended September 30, 2022
Net revenues increased $439 million, primarily due to a $364 million increase in sales of our consumer security products and a $67 million increase in sales of our identity and information protection products. This is inclusive of $16 million of foreign exchange headwinds, primarily in our consumer security solutions.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended (1)
(In millions, except for per user amounts)	September 29, 2023 (2)	September 30, 2022 (2)
Direct customer revenues	$837	$660
Partner revenues	$95	$74
Total Cyber Safety revenues	$932	$734
Legacy revenues	$16	$14
Direct customer count (at quarter end)	38.5	38.6
Direct average revenue per user (ARPU)	$7.28	$6.98

(1)     From time to time, changes in our product hierarchy cause changes to the revenue channels above. When changes occur, we recast historical amounts to match the current revenue channels. Direct customer revenue currently includes Mobile App Store customers, and legacy revenues includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions. As such, prior period performance metrics have been recast to conform to the current period presentation for all periods presented above.
(2)     The performance metrics for the three months ended September 29, 2023 and September 30, 2022 include the revenues earned and customers acquired through our acquisition with Avast. ARPU is based on average customer count and assumes full quarter of revenue for both companies.
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
Net revenues by geographical region

	Three Months Ended		Six Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Americas	65%	71%	65%	71%
EMEA	25%	18%	24%	18%
APJ	10%	11%	10%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and six months ended September 29, 2023 remains primarily in the Americas but is beginning to shift more into the EMEA markets, as the acquisition with Avast has contributed to a stronger presence in those regional countries.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 29, 2023	September 30, 2022	Change in %	September 29, 2023	September 30, 2022	Change in %
Cost of revenues	$180	$119	51%	$359	$221	62%
Three Months Ended September 29, 2023 Compared with Three Months Ended September 30, 2022

Our cost of revenues increased $61 million, primarily due to a $42 million increase in the amortization of acquired intangible assets, a $13 million increase in payment processing fees, and a $6 million increase in revenue share costs.
Six Months Ended September 29, 2023 Compared with Six Months Ended September 30, 2022
Our cost of revenues increased $138 million, primarily due to a $94 million increase in the amortization of acquired intangible assets, a $28 million increase in payment processing fees, and a $14 million increase in revenue share costs.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 29, 2023	September 30, 2022	Change in %	September 29, 2023	September 30, 2022	Change in %
Sales and marketing	$187	$167	12%	$368	$323	14%
Research and development	85	73	16%	175	134	31%
General and administrative	393	110	257%	449	214	110%
Amortization of intangible assets	61	29	110%	122	50	144%
Restructuring and other costs	17	9	89%	34	11	209%
Total operating expenses	$743	$388	91%	$1,148	$732	57%
Three Months Ended September 29, 2023 Compared with Three Months Ended September 30, 2022
Sales and marketing expense increased $20 million, primarily due to a $7 million increase in our investment in advertising, a $5 million increase in occupancy and IT costs, a $4 million increase in outside services and software expenses, and a $2 million increase of stock-based compensation expense.
Research and development expense increased $12 million, primarily due to a $6 million increase in outside services and software expense, a $4 million increase of stock-based compensation expense, and a $3 million increase in headcount costs.
General and administrative expense increased $283 million, primarily due to a $340 million increase in legal accruals, of which $335 million is related to an ongoing patent infringement lawsuit and the corresponding legal fees. This was partially offset by a $52 million decrease in acquisition and integration costs related to our acquisition with Avast, an $11 million insurance settlement related to previous litigation matters received in the second quarter of fiscal 2024, and a $5 million decrease in headcount costs.
Amortization of intangible assets increased $32 million, primarily as a result of the Avast acquisition.
Restructuring and other costs increased $8 million, primarily due to severance, termination benefits and other exit and disposal costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2024 restructuring activities.
Six Months Ended September 29, 2023 Compared with Six Months Ended September 30, 2022
Sales and marketing expense increased $45 million, primary due to a $12 million increase in outside services and software expenses, a $10 million increase in our investment in advertising, a $9 million increase in occupancy and IT costs, a $9 million increase in headcount costs, and a $4 million increase of stock-based compensation expense.
Research and development expense increased $41 million, primarily due to an $18 million increase in headcount costs, a $14 million increase in outside services and software expenses, and a $9 million increase of stock-based compensation expense.
General and administrative expense increased $235 million, primarily due to a $287 million increase in legal accrual, of which $284 million is related to an ongoing patent infringement lawsuit and the corresponding legal fees. This was partially offset by a $54 million decrease in acquisition and integration costs related to our acquisition with Avast, and an $11 million insurance settlement related to previous litigation matters received in the second quarter of fiscal 2024.
Amortization of intangible assets increased $72 million primarily as a result of the Avast acquisition.
Restructuring and other costs increased $23 million, primarily due to severance, termination benefits and other exit and disposal costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2024 restructuring activities.

Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Interest expense	$(173)	$(48)	$(343)	$(79)
Interest income	6	3	12	5
Foreign exchange gain (loss)	1	2	2	1
Gain (loss) on early extinguishment of debt	—	(9)	—	(9)
Gain on sale of properties	—	—	4	—
Other	—	6	1	4
Total non-operating income (expense), net	$(166)	$(46)	$(324)	$(78)
Three Months Ended September 29, 2023 Compared with Three Months Ended September 30, 2022
Non-operating income (expense), net, increased by $120 million in expense, primarily due to an increase in interest expense associated with our new senior credit facilities and two senior notes, all of which were issued during the second quarter of fiscal 2023.
Six Months Ended September 29, 2023 Compared with Six Months Ended September 30, 2022
Non-operating income (expense), net, increased by $246 million, primarily due to an increase in interest expense associated with our new senior credit facilities and two senior notes, all of which were issued during the second quarter of fiscal 2023. This is partially offset by the absence of the loss on early extinguishment of debt related to our Initial Term Loan, Delayed Draw Term Loan, and Bridge Loan, all of which were early extinguished during the second quarter of fiscal 2023.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Income (loss) before income taxes	$(141)	$195	$63	$424
Income tax expense (benefit)	$(290)	$126	$(275)	$155
Effective tax rate	206%	65%	(437)%	37%
Our effective tax rate for the three and six months ended September 29, 2023 differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items resulting from an internal restructuring, partially offset by state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
Our effective tax rate for the three and six months ended September 30, 2022 differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain discrete items including the tax impacts of internal restructuring, deductibility of transaction costs from our acquisition with Avast, and the limitations of foreign taxes due to the increase of interest expense.
In the second quarter of fiscal 2024, as part of the Avast integration plan, which geographically realigned and simplified our business, we undertook a legal entity and operational restructuring. As part of that process, we distributed certain assets within the legal entity operating structure and as a result, we recorded a net tax benefit of $268 million. Differences between the final outcome and recorded amounts will impact the provision for income taxes in the period in which such a determination is made and could have a material impact on our Condensed Consolidated Balance Sheet and Statement of Operations in future years.

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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition with Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of September 29, 2023, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	September 29, 2023	September 30, 2022
Net cash provided by (used in):
Operating activities	$351	$127
Investing activities	$3	$(6,546)
Financing activities	$(485)	$5,649
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased $224 million, primarily due to cash collections from revenue attributable to our acquisition with Avast during the first six months of fiscal 2023.
Cash from investing activities
Our cash flows provided by and used in investing activities increased $6,549 million, primarily related to the absence of the total cash consideration paid for our acquisition with Avast during the first six months of fiscal 2023.
Cash from financing activities
Our cash flows provided by and used in financing activities decreased $6,134 million, primarily due to lower repayments of debt and repurchases of common stock under our repurchase program and by the absence of proceeds from the issuance of debt during the first six months of fiscal 2023.

The first six months of fiscal 2024, reflect $266 million in voluntary prepayments and principal amortization payments of our Term Loans and mortgages and $41 million in repurchases of common stock. In contrast, the first six months of fiscal 2023 reflect $8,954 million of aggregate proceeds: $3,910 million from Term Facility A, $3,690 million from Term Facility B, $900 million from the 6.75% Senior Notes and $600 million from the 7.125% Senior Notes, net of $146 million of debt issuance costs, offset by the $400 million repayment of our 3.95% Senior Notes, $1,010 million repayment of our Initial Draw Term Loan, $703 million repayment of our Delayed Draw Term Loan and the settlement of the $525 million principal and $100 million equity rights associated with our New 2.0% Convertible Notes. Repurchases of common stock in the first six months of fiscal 2023 were $404 million.
Cash and cash equivalents
As of September 29, 2023, we had cash, cash equivalents and short-term investments of $629 million, of which $422 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.

Debt
We have an undrawn revolving credit facility of $1,500 million, which expires in September 2027.
Subsequent to September 29, 2023, on October 13, 2023 and October 27, 2023, we made voluntary prepayments of $100 million each, for our senior credit facilities, which were applied exclusively to the Term B Facility.
Stock repurchases
During the six months ended September 29, 2023 and September 30, 2022, we executed repurchases of 3 million and 17 million of our common stock under our existing stock repurchase program for an aggregate amount of $41 million and $404 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of September 29, 2023, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	September 29, 2023
Term Loans	$7,026
Senior Notes	2,600
Mortgage Loans	7
Total debt	$9,633
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of September 29, 2023, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On November 7, 2023, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2023. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of September 29, 2023, the remaining balance of our stock repurchase authorization was $829 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the acquisition with Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2024. During the six months ended September 29, 2023, we made $26 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.

Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of September 29, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,073 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Commitments related to repatriation tax payments under the Tax Cuts and Jobs Acts decreased $128 million due to adjustments and payments made during the six months ended September 29, 2023. There have been no other material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest rate risk
As of September 29, 2023, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,550 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of September 29, 2023, we also had $7,026 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $70 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $21 million increase or $22 million decrease in the fair values of our floating to fixed rate interest swaps on September 29, 2023.
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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the second quarter of fiscal 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Additionally, our business may be affected by changes in the macroeconomic environment. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. We may experience a material increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of inflation, changes in interest rates, or other macroeconomic events. We may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results. Additionally, our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, and changes in interest rates. Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as volatile market conditions, including the weakening of foreign currencies relative to USD, which has and may in the future negatively affect our revenue expressed in USD. Volatile market conditions related to military conflicts such as Russia’s invasion of Ukraine and retaliatory sanctions against the Russian Federation and Belarus, and other global or macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows.
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
As of September 29, 2023, we had an aggregate of $9,633 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of September 29, 2023, we have $829 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended September 29, 2023.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended September 29, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

November 7, 2023