Form 10-Q
period 2023-12-29
Gen Digital Inc.
filed 2024-02-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of January 29, 2024 was 636,909,965 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended December 29, 2023
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	December 29, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$490	$750
Accounts receivable, net	160	168
Other current assets	1,055	284
Assets held for sale	15	31
Total current assets	1,720	1,233
Property and equipment, net	76	76
Operating lease assets	34	43
Intangible assets, net	2,745	3,097
Goodwill	10,231	10,217
Other long-term assets	1,476	1,281
Total assets	$16,282	$15,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$62	$77
Accrued compensation and benefits	64	102
Current portion of long-term debt	175	233
Contract liabilities	1,666	1,708
Current operating lease liabilities	16	26
Other current liabilities	580	703
Total current liabilities	2,563	2,849
Long-term debt	9,081	9,529
Long-term contract liabilities	78	80
Deferred income tax liabilities	265	395
Long-term income taxes payable	1,210	820
Long-term operating lease liabilities	28	31
Other long-term liabilities	639	43
Total liabilities	13,864	13,747
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 637 and 640 shares issued and outstanding as of December 29, 2023 and March 31, 2023, respectively	2,502	2,800
Accumulated other comprehensive income (loss)	19	(15)
Retained earnings (accumulated deficit)	(103)	(585)
Total stockholders’ equity (deficit)	2,418	2,200
Total liabilities and stockholders’ equity (deficit)	$16,282	$15,947
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net revenues	$951	$936	$2,845	$2,391
Cost of revenues	182	178	541	399
Gross profit	769	758	2,304	1,992
Operating expenses:
Sales and marketing	184	183	552	506
Research and development	77	91	252	225
General and administrative	110	11	559	225
Amortization of intangible assets	61	61	183	111
Restructuring and other costs	2	44	36	55
Total operating expenses	434	390	1,582	1,122
Operating income (loss)	335	368	722	870
Interest expense	(165)	(154)	(508)	(233)
Other income (expense), net	11	2	30	3
Income (loss) before income taxes	181	216	244	640
Income tax expense (benefit)	37	51	(238)	206
Net income (loss)	$144	$165	$482	$434

Net income (loss) per share - basic	$0.23	$0.26	$0.75	$0.72
Net income (loss) per share - diluted	$0.22	$0.25	$0.75	$0.70

Weighted-average shares outstanding:
Basic	639	647	640	605
Diluted	645	651	644	617
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net income (loss)	$144	$165	$482	$434
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	32	(13)	28	(24)
Net unrealized gain (loss) on interest rate derivative instruments	(19)	—	6	—
Other comprehensive income (loss), net of taxes	13	(13)	34	(24)
Comprehensive income (loss)	$157	$152	$516	$410
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended December 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of September 29, 2023	641	$2,655	$6	$(247)	$2,414
Net income (loss)	—	—	—	144	144
Other comprehensive income (loss), net of taxes	—	—	13	—	13
Shares withheld for taxes related to vesting of stock units	—	(6)	—	—	(6)
Repurchases of common stock	(4)	(100)	—	—	(100)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(82)	—	—	(82)
Stock-based compensation	—	35	—	—	35
Balance as of December 29, 2023	637	$2,502	$19	$(103)	$2,418

Nine months ended December 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(585)	$2,200
Net income (loss)	—	—	—	482	482
Other comprehensive income (loss), net of taxes	—	—	34	—	34
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(25)	—	—	(25)
Repurchases of common stock	(7)	(141)	—	—	(141)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(245)	—	—	(245)
Stock-based compensation	—	107	—	—	107
Balance as of December 29, 2023	637	$2,502	$19	$(103)	$2,418
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

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 29, 2023	December 30, 2022
OPERATING ACTIVITIES:
Net income (loss)	$482	$434
Adjustments:
Amortization and depreciation	374	203
Impairments and write-offs of current and long-lived assets	(1)	(5)
Stock-based compensation expense	107	95
Deferred income taxes	(970)	(50)
Loss (gain) on extinguishment of debt	—	9
Gain on sale of property	(9)	—
Non-cash operating lease expense	15	17
Other	25	(15)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	7	8
Accounts payable	(18)	(10)
Accrued compensation and benefits	(38)	—
Contract liabilities	(40)	(62)
Income taxes payable	341	(125)
Other assets	(42)	38
Other liabilities	433	(104)
Net cash provided by (used in) operating activities	666	433
INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(5)
Payments for acquisitions, net of cash acquired	—	(6,547)
Proceeds from the maturities and sales of short-term investments	—	4
Proceeds from the sale of property	25	—
Other	(4)	2
Net cash provided by (used in) investing activities	4	(6,546)
FINANCING ACTIVITIES:
Repayments of debt	(525)	(2,738)
Proceeds from issuance of debt, net of issuance costs	—	8,954
Net proceeds from sales of common stock under employee stock incentive plans	6	6
Tax payments related to vesting of stock units	(25)	(20)
Dividends and dividend equivalents paid	(245)	(234)
Repurchases of common stock	(141)	(904)
Net cash provided by (used in) financing activities	(930)	5,064
Effect of exchange rate fluctuations on cash and cash equivalents	—	(26)
Change in cash and cash equivalents	(260)	(1,075)
Beginning cash and cash equivalents	750	1,887
Ending cash and cash equivalents	$490	$812
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
On September 12, 2022, we completed our acquisition of Avast, plc (Avast). Avast has been included in our Condensed Consolidated Statements of Operations since the acquisition date. See Note 4 for further information about this business combination.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The results of operations for the three and nine months ended December 29, 2023 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month periods in this report relate to fiscal periods ended December 29, 2023 and December 30, 2022. The three and nine months ended December 29, 2023 and December 30, 2022 each consisted of 13 and 39 weeks, respectively. Our 2024 fiscal year consists of 52 weeks and ends on March 29, 2024.
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
Significant accounting policies
Management periodically re-evaluates and revises its significant accounting policies and disclosure as the business evolves or circumstances change. We have updated a component of our revenue recognition disclosure to reflect the ongoing revenue growth and mix changes post-acquisition of Avast, as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, below.
We sell products and services directly to end-users and through multiple partner distribution channels. Revenue recognition begins when we transfer control of the promised products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for such products or services. Our customer definition aligns with the control principles as outlined under Accounting Standards Codification (ASC) 606. Performance periods are generally one year or less, and payments are generally collected up front. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.
Our customers are primarily users of our products and solutions who sign up on our e-commerce platform and have a direct billing relationship with us. However, our customers, also include users who do not have a direct billing relationship with us but register on our e-commerce site through our e-commerce partners. When referring to e-commerce partners, we are referring to those that are our fulfillment and payment processors who perform primarily administrative functions, such as collecting payment and remitting any required sales tax to governmental authorities. Revenue from these e-commerce partners is recognized on a gross basis, excluding fees paid to e-commerce partners.

With the exception of those discussed in Note 2 and our revised revenue recognition disclosure, there have been no material changes to our significant accounting policies as of and for the three and nine months ended December 29, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Note 2. Recent Accounting Standards
Recently issued authoritative guidance not yet adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance to update income tax disclosure requirements, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
There have been no other material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
During the third quarter of fiscal 2024, we completed the sale of certain land and buildings in Tucson, Arizona, which were previously classified as held for sale as of March 31, 2023, for cash consideration of $12 million, net of selling costs. We recognized a gain on sale of $5 million.
We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. As of December 29, 2023, the property is classified as held for sale. During the three and nine months ended December 29, 2023, there were no impairments because the fair value less costs to sell either equals or exceeds its carrying value.
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
Our estimates and assumptions were subject to refinement within the measurement period, which ended during the second quarter of fiscal 2024. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. During the nine months ended December 29, 2023, we recorded measurement period adjustments resulting in a net decrease to goodwill of $14 million, resulting from updated information regarding deferred tax liabilities, which resulted in a decrease of $14 million of long-term deferred tax liabilities.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and nine months ended December 30, 2022, as if the acquisition had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	December 30, 2022
(In millions)	Three Months Ended	Nine Months Ended
Net revenues	$936	$2,857
Net income (loss)	$204	$323
The unaudited pro forma financial information is provided for informational purposes only and are not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2022.
Note 5. Revenues
Contract liabilities
During the three and nine months ended December 29, 2023, we recognized $688 million and $1,536 million from the contract liabilities balances as of September 29, 2023 and March 31, 2023, respectively. During the three and nine months ended December 30, 2022, we recognized $686 million and $1,116 million from the contract liabilities balances as of September 30, 2022 and April 1, 2022, respectively.
Remaining performance obligations
Remaining performance obligations represent contract revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of December 29, 2023, we had $1,147 million of remaining performance obligations, excluding customer deposit liabilities of $597 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of March 31, 2023	$10,217
Purchase accounting adjustment	(14)
Translation adjustments	28
Balance as of December 29, 2023	$10,231
Intangible assets, net

	December 29, 2023			March 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,643	$(726)	$917	$1,641	$(549)	$1,092
Developed technology	1,343	(331)	1,012	1,462	(279)	1,183
Other	90	(13)	77	91	(8)	83
Total finite-lived intangible assets	3,076	(1,070)	2,006	3,194	(836)	2,358
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,815	$(1,070)	$2,745	$3,933	$(836)	$3,097
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Customer relationships and other	$61	$61	$183	$111	Operating expenses
Developed technology	57	57	172	78	Cost of revenues
Total	$118	$118	$355	$189
As of December 29, 2023, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2024	$107
2025	401
2026	395
2027	382
2028	379
Thereafter	342
Total	$2,006

Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	December 29, 2023	March 31, 2023
Cash	$372	$576
Cash equivalents	118	174
Total cash and cash equivalents	$490	$750
Accounts receivable, net:

(In millions)	December 29, 2023	March 31, 2023
Accounts receivable	$162	$169
Allowance for doubtful accounts	(2)	(1)
Total accounts receivable, net	$160	$168
Other current assets:

(In millions)	December 29, 2023	March 31, 2023
Prepaid expenses	$131	$122
Income tax receivable and prepaid income taxes	857	123
Other tax receivable	40	16
Other	27	23
Total other current assets	$1,055	$284
Property and equipment, net:

(In millions)	December 29, 2023	March 31, 2023
Land	$13	$13
Computer hardware and software	496	498
Office furniture and equipment	18	17
Buildings	28	28
Leasehold improvements	40	28
Construction in progress	4	1
Total property and equipment, gross	599	585
Accumulated depreciation and amortization	(523)	(509)
Total property and equipment, net	$76	$76
Other long-term assets:

(In millions)	December 29, 2023	March 31, 2023
Non-marketable equity investments	$176	$176
Long-term income tax receivable and prepaid income taxes	19	669
Deferred income tax assets	1,198	353
Long-term prepaid royalty	24	36
Other	59	47
Total other long-term assets	$1,476	$1,281
Short-term contract liabilities:

(In millions)	December 29, 2023	March 31, 2023
Deferred revenue	$1,069	$1,153
Customer deposit liabilities	597	555
Total short-term contract liabilities	$1,666	$1,708

Other current liabilities:

(In millions)	December 29, 2023	March 31, 2023
Income taxes payable	$194	$172
Other taxes payable	111	76
Accrued legal fees	94	284
Accrued royalties	60	48
Accrued interest	38	27
Other	83	96
Total other current liabilities	$580	$703
Other long-term liabilities:

(In millions)	December 29, 2023	March 31, 2023
Long-term accrued legal fees	$592	$—
Other	47	43
Total other long-term liabilities	$639	$43
Long-term income taxes payable:

(In millions)	December 29, 2023	March 31, 2023
Deemed repatriation tax payable	$139	$310
Other long-term income taxes	2	1
Unrecognized tax benefits and related interest and penalties	1,069	509
Total long-term income taxes payable	$1,210	$820
As of December 29, 2023, total deferred income taxes changed by $975 million, which primarily relates to goodwill of $592 million, intangibles of $104 million, and other accruals and reserves not currently tax deductible of $156 million, and current year unrecognized tax benefits and penalties, which increased by $436 million and $87 million, respectively.
As of December 29, 2023, income tax receivable and prepaid income taxes increased $702 million, accompanied by an offsetting decrease in long-term income tax receivable and prepaid taxes by $702 million due to the timing of refund processing related to the filing of our fiscal 2023 tax return.
Other income (expense), net:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Interest income	$5	$5	$17	$10
Foreign exchange gain (loss)	(1)	(7)	1	(8)
Gain (loss) on early extinguishment of debt	—	—	—	(9)
Gain (loss) on sale of properties	5	—	9	—
Other	2	4	3	10
Other income (expense), net	$11	$2	$30	$3
Supplemental cash flow information:

	Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022
Income taxes paid, net of refunds	$395	$378
Interest expense paid	$488	$212
Cash paid for amounts included in the measurement of operating lease liabilities	$19	$18
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$23
Reduction (Increase) of operating lease assets as a result of lease terminations and modifications	$(5)	$29
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$2	$—
Non-cash consideration for the Merger with Avast	$—	$2,141

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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	December 29, 2023			March 31, 2023
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$118	$118	$—	$174	$174	$—
Interest rate swaps (1)	6	—	6	—	—	—
Total	$124	$118	$6	$174	$174	$—

(1) The fair value of our interest rate swaps is less than $1 million as of March 31, 2023.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of December 29, 2023 and March 31, 2023, the carrying value of our non-marketable equity investments was $176 million.
Current and long-term debt
As of December 29, 2023 and March 31, 2023, the total fair value of our current and long-term fixed rate debt was $2,639 million and $2,593 million, respectively. The fair value of our variable rate debt approximated its carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain facilities, equipment and data center co-locations under operating leases that expire on various dates through fiscal 2030. Our leases generally have terms that range from 1 year to 8 years for our facilities, 1 year to 3 years for equipment and 1 year to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Operating lease costs	$3	$5	$9	$12
Short-term lease costs	1	—	2	1
Variable lease costs	1	2	4	5
Total lease costs	$5	$7	$15	$18
Other information related to our operating leases was as follows:

	December 29, 2023	March 31, 2023
Weighted-average remaining lease term	4.0 years	2.8 years
Weighted-average discount rate	5.82%	4.38%
See Note 7 for cash flow information related to our operating leases.

As of December 29, 2023, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2024	$6
2025	14
2026	9
2027	9
2028	5
Thereafter	6
Total lease payments	49
Less: Imputed interest	(5)
Present value of lease liabilities	$44
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	December 29, 2023	March 31, 2023	Effective Interest Rate
5.00% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,715	3,861	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	3,053	3,431	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	4	4	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	9,375	9,899
Less: unamortized discount and issuance costs	(119)	(137)
Total debt	9,256	9,762
Less: current portion	(175)	(233)
Total long-term debt	$9,081	$9,529

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
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
The interest rates for the outstanding term loans are as follows:

	December 29, 2023	March 31, 2023
Term A Facility due September 12, 2027	6.96%	6.66%
Term B Facility due September 12, 2029	7.46%	6.91%
As of December 29, 2023, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2024	$58
2025	176
2026	1,392
2027	233
2028	4,017
Thereafter	3,499
Total future maturities of debt	$9,375

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
The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and both Term Loan facilities without penalty. As of December 29, 2023, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts.
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
In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of December 29, 2023, we were in compliance with all debt covenants.
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
Convertible Senior Notes
The following table sets forth total interest expense recognized related to our Convertible Senior Notes:

Nine Months Ended
(In millions)	December 30, 2022
Contractual interest expense	$4
Amortization of debt discount	$—
Payments in lieu of conversion price adjustments (1)	$1

(1) Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
During the three and nine months ended December 29, 2023 and three months ended December 30, 2022, we did not recognize any interest expense related to our Convertible Senior Notes as they were settled during the second quarter of fiscal year 2023.
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
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of December 29, 2023 and March 31, 2023:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	December 29, 2023	March 31, 2023	December 29, 2023	March 31, 2023	December 29, 2023	March 31, 2023
Foreign exchange contracts not designated as hedging instrument (1)	$306	$291	$—	$—	$—	$—
Interest rate swap contracts designated as cash flow hedge	1,000	1,000	6	1	—	2
Total	$1,306	$1,291	$6	$1	$—	$2

(1) The fair values of the foreign exchange contracts are less than $1 million as of December 29, 2023 and March 31, 2023.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	December 29, 2023
(In millions)	Three Months Ended	Nine Months Ended
Interest rate swap contracts designated as cash flow hedge	$15	$(17)
During the three and nine months ended December 30, 2022, there was no effect of our cash flow hedges on AOCI as interest rate swaps were not effective until the fourth quarter of fiscal 2023.
The related gain (loss) recognized in our Condensed Consolidated Statements of Operations, with presentation location was as follows:

	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Foreign exchange contracts not designated as hedging instrument	$3	$2	$(6)	$(8)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedge	4	—	11	—	Interest expense
Total	$7	$2	$5	$(8)
As of December 29, 2023, we estimate that $10 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2024. As of December 29, 2023, we have incurred total costs of $104 million related to the September 2022 Plan.
Our activities and liabilities related to our September 2022 Plan are presented in the table below:

(in millions)	Liability Balance as of March 31, 2023	Costs, Net of Adjustments	Cash Payments	Non-Cash Items	Liability Balance as of December 29, 2023
Severance and termination benefit costs	$7	$21	$(23)	$—	$5
Contract cancellation charges	—	5	(5)	—	—
Stock-based compensation charges	—	1	—	(1)	—
Asset write-offs and impairments	—	1	—	(1)	—
Other exit and disposal costs	—	7	(7)	—	—
Total	$7	$35	$(35)	$(2)	$5
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Severance and termination benefit costs	$(1)	$31	$21	$32
Contract cancellation charges	3	1	5	1
Stock-based compensation charges	—	8	1	8
Asset write-offs and impairments	1	2	1	2
Other exit and disposal costs	(1)	2	8	12
Total restructuring and other costs	$2	$44	$36	$55
Occasionally, we incur costs related to past restructuring plans. These charges were immaterial for the three and nine months ended December 29, 2023.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Income (loss) before income taxes	$181	$216	$244	$640
Income tax expense (benefit)	$37	$51	$(238)	$206
Effective tax rate	20%	24%	(98)%	32%
Our effective tax rate for the three and nine months ended December 29, 2023, differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items resulting from an internal restructuring, partially offset by state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
Our effective tax rate for the three and nine months ended December 30, 2022, differs from the federal statutory income tax rate primarily due to state taxes and the U.S. taxation on foreign earnings, and certain discrete items including the tax impacts of internal restructuring, deductibility of transaction costs from the Merger, and the limitations of foreign taxes due to the increase of interest expense.
In the second quarter of fiscal 2024, as part of the Avast integration plan, which geographically realigned and simplified our business, we undertook a legal entity and operational restructuring. As part of that process, we distributed certain assets within the legal entity operating structure and as a result, we recorded a net tax benefit of $285 million during the nine months ended December 29, 2023. Differences between the final outcome and recorded amounts will impact the provision for income taxes in the period in which such a determination is made and could have a material impact on our Condensed Consolidated Balance Sheets and Statements of Operations in future years.
Note 14. Stockholders' Equity
Dividends
On February 1, 2024, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2024. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of December 29, 2023, we had $729 million remaining under the authorization to be completed in future periods with no expiration date.

The following table summarizes activity related to this program during three and nine months ended December 29, 2023 and December 30, 2022:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Number of shares repurchased	5	23	7	40
Average price per share	$21.54	$21.91	$19.88	$22.63
Aggregate purchase price	$100	$500	$141	$904
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 31, 2023	$(15)	$—	$(15)
Other comprehensive income (loss), net of taxes	28	6	34
Balance as of December 29, 2023	$13	$6	$19
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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Cost of revenues	$1	$1	$3	$3
Sales and marketing	10	9	29	24
Research and development	9	9	30	21
General and administrative	15	15	44	39
Restructuring and other costs	—	8	1	8
Total stock-based compensation expense	$35	$42	$107	$95
Income tax benefit for stock-based compensation expense	$(4)	$(5)	$(13)	$(13)
As of December 29, 2023, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $225 million, which will be recognized over an estimated weighted-average amortization period of 1.9 years.

The following table summarizes additional information related to our stock-based awards:

	Nine Months Ended
(In millions, except per grant data)	December 29, 2023	December 30, 2022
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$17.37	$22.48
Awards granted	6	7
Total fair value of awards released	$73	$64
Outstanding and unvested	9	9
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$22.83	$27.07
Awards granted	2	2
Total fair value of awards released	$19	$4
Outstanding and unvested at target payout	5	5
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except the 4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments if and when the underlying shares are released. The amount of DERs equals the amount of cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of December 29, 2023 and March 31, 2023, current dividends payable related to DER was $4 million and $5 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $3 million and $2 million, respectively, recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets.
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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net income (loss)	$144	$165	$482	$434

Net income (loss) per share - basic	$0.23	$0.26	$0.75	$0.72
Net income (loss) per share - diluted	$0.22	$0.25	$0.75	$0.70

Weighted-average shares outstanding - basic	639	647	640	605
Dilutive potentially issuable shares:
Convertible debt	—	—	—	8
Employee equity awards	6	4	4	4
Weighted-average shares outstanding - diluted	645	651	644	617

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	2	3	1	1
Total	2	3	1	1
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.

The following table summarizes net revenues for our major solutions:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Consumer security revenues	$602	$590	$1,804	$1,428
Identity and information protection revenues	334	323	993	915
Total Cyber Safety revenues	936	913	2,797	2,343
Legacy revenues	15	23	48	48
Total net revenues (1)	$951	$936	$2,845	$2,391

(1)     During the three months ended December 29, 2023, total net revenues include an unfavorable foreign exchange impact of $2 million from our consumer security solutions. During the nine months ended December 29, 2023, total net revenues include an unfavorable foreign exchange impact of $18 million from our consumer security solutions.
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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area at the end of each period presented:

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Americas	$621	$622	$1,857	$1,659
EMEA	230	220	686	479
APJ	100	94	302	253
Total net revenues (1)	$951	$936	$2,845	$2,391

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)     During the three months ended December 29, 2023, total net revenues include an unfavorable foreign exchange impact of $2 million primarily from APJ. During the nine months ended December 29, 2023, total net revenues includes an unfavorable foreign exchange impact of $18 million, consisting of $13 million from EMEA and $5 million from APJ.
Revenues from customers inside the U.S. were $563 million and $1,690 million during the three and nine months ended December 29, 2023, respectively, and $537 million and $1,509 million during the three and nine months ended December 30, 2022, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and short-term investments held in the U.S. and internationally in various foreign subsidiaries.

(In millions)	December 29, 2023	March 31, 2023
U.S.	$73	$178
International	417	572
Total cash, cash equivalents and short-term investments	$490	$750

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic areas, based on the physical location of the asset, at the end of each period presented.

(In millions)	December 29, 2023	March 31, 2023
U.S.	$48	$38
Czech Republic	7	16
Germany	13	13
Other countries (1)	8	9
Total property and equipment, net	$76	$76

(1)     No other individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual, end-user customer accounted for 10% or more of our net revenues during the nine months ended December 29, 2023 and December 30, 2022.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable were as follows:

	December 29, 2023	March 31, 2023
E-commerce partner A	15%	13%
E-commerce partner B	14%	14%
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
On September 30, 2023, the court entered its judgment, which awarded Columbia (i) enhanced damages of 2.6 times the jury award; (ii) prejudgment interest, post-judgment interest, and supplemental damages to be calculated in accordance with the parties’ previous agreement; and (iii) attorneys’ fees subject to the parties meeting and conferring as to amount. We have complied with the court’s order and submitted a stipulation regarding the final calculations of all outstanding interest, royalties and attorneys’ fees. We have posted the required surety bond and have noticed our appeal of the judgement to the Federal Circuit Court of Appeals.
At this time, our current estimate of the low end of the range of probable estimated losses from this matter is approximately $580 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
On November 22, 2021, investment funds managed by Orbis Investment Management Ltd. which previously opted out of the securities class action, filed suit under the Exchange Act, the Arizona Securities Act, the Arizona Consumer Fraud Act and certain common law causes of action to recover alleged damages for losses incurred by the funds for their purchases or acquisitions of our common stock during the class period. On February 7, 2023, our Motion to Dismiss was granted in part and denied in part. The parties have now settled the matter and the action was dismissed with prejudice on April 26, 2023. The impact of settlement was not material.
Purported shareholder derivative lawsuits were filed against us and certain of our former officers and current and former directors in the Delaware Court of Chancery (In re Symantec Corp. S’holder. Deriv. Litig.), Northern District of California (Lee v. Clark et al.,), and the District of Delaware (Milliken vs. Clark et al.). These assert generally the same facts and circumstances as alleged in the securities class action and allege claims for breach of fiduciary duty and related claims. On January 4, 2023, after reaching an agreement on the terms of the proposed settlement, which provides for, among other things, a payment of $12 million to the Company by the insurers of the Company’s directors and officers, the parties to the Chancery action filed a Stipulation and Agreement of Settlement, Compromise and Release in that Court, which was approved by the Court on May 4, 2023, over the objection of the Lee and Milliken plaintiffs, and releases all claims in the Chancery, Lee, and Milliken actions, as well as any other claims based on the same operative facts. The parties in the Milliken action stipulated to a dismissal with prejudice, which was entered by that Court on May 12, 2023. The parties in the Lee action stipulated to a dismissal with prejudice, which was entered by that Court on June 12, 2023. All three shareholder derivative lawsuits are now resolved.
A fourth lawsuit filed in the Delaware Superior Court, Kukard v. Symantec, brought claims derivatively on behalf of our 2008 Employee Stock Purchase Plan. The parties have reached a settlement in principle, subject to Court approval. The impact of settlement was not material.
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
As reported on the GSA’s publicly available database, our total sales under the GSA Schedule contract were approximately $222 million from the period beginning January 2007 and ending September 2012. We fully cooperated with the government throughout its investigation, and in January 2014, representatives of the government indicated that their initial analysis of our actual damages exposure from direct government sales under the GSA Schedule contract was approximately $145 million; since the initial meeting, the government’s analysis of our potential damages exposure relating to direct sales increased. The government also indicated they would pursue claims for certain sales to California, Florida, and New York as well as sales to the federal government through reseller GSA Schedule contracts, which could significantly increase our potential damages exposure.
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
On March 23, 2021, plaintiffs withdrew their demand for a jury trial and we consented to proceed with a bench trial, which concluded on March 24, 2022. On January 19, 2023, the Court issued its Findings of Facts and Conclusions of Law in which it found in favor of the United States in part and awarded damages and penalties in the amount of $1.3 million. The Court also found in favor of the State of California in part and awarded penalties in the amount of $0.4 million. The resulting Judgment was filed by the Court on January 20, 2023. On February 16, 2023, plaintiffs filed Motions to Amend Judgment to revive the damages claimed at trial. On January 16, 2024, the Court granted in part and denied in part the United States’ Motion to Amend and awarded $53 million in damages and penalties. The State of California’s Motion to Amend was denied.
The January 2023 judgment amount has been paid, and at this time, our current estimate of the low end of the range of probable estimated losses from this matter is $53 million, which we have accrued and recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets. We are assessing our appeal options. It is possible an appeal of the Court’s amended judgment by the plaintiffs, if brought, could lead to further claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
Additionally, on May 13, 2021, we reached a settlement in principle with the State of Florida to resolve all claims it asserted in the litigation for $0.5 million, plus the relator’s statutory attorney’s fees with respect to the State of Florida’s claims. On February 28, 2022, we reached a settlement in principle with the State of New York and the relator to resolve all of the New York claims asserted in the litigation for $5 million.
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
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot's past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. On October 29, 2021, staff at the FTC sent Avast a draft complaint and proposed settlement order. We have been engaged in ongoing negotiations with the FTC staff and have reached an agreement on the terms of a settlement resolving this investigation, subject to the Commission’s approval, the terms of which are not expected to have a material impact on current or ongoing operations. This includes a provision for a non-material amount of monetary relief, which has been accrued. Absent a final settlement, any litigation or other legal proceeding between us and the FTC could result in material monetary remedies and/or compliance requirements that impose significant and material cost and resource burdens on us, and may impact our ability to use data in the future. There can be no assurance that we will be successful in reaching a favorable settlement or in litigation. Any remedies or compliance requirements resulting from a litigation or other legal proceedings could adversely affect our ability to operate our business or have a materially adverse impact on our financial results. On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, which remain ongoing and we continue to evaluate our options.
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
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc., was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. The complaint was dismissed in part, with leave to amend, and plaintiffs have now filed a First Amended Complaint which we have again moved to dismiss. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
Note 19. Subsequent Events
On January 26, 2024, we received an $899 million income tax refund related to the filing of our fiscal 2023 tax return, which was recorded net of allowances as part of Other current assets in the Condensed Consolidated Balance Sheets as of December 29, 2023.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended December 29, 2023 and December 30, 2022 each consisted of 13 weeks and 39 weeks, respectively. Our 2024 fiscal year consists of 52 weeks and ends on March 29, 2024.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net revenues	$951	$936	$2,845	$2,391
Operating income (loss)	$335	$368	$722	$870
Net income (loss)	$144	$165	$482	$434
Net income (loss) per share - diluted	$0.22	$0.25	$0.75	$0.70

	As Of
(In millions)	December 29, 2023	March 31, 2023
Cash and cash equivalents	$490	$750
Contract liabilities	$1,744	$1,788
Below are our financial highlights for the third quarter of fiscal 2024, compared to the corresponding period in the prior year:
•Net revenues increased $15 million, primarily due to higher sales in both our consumer security and identity and information protection products, partially offset by a decrease in our legacy offerings.
•Operating income decreased $33 million, primarily due to an increase of a legal accrual related to the U.S. General Services Administration (GSA) litigation. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for further information. This was partially offset by decreased restructuring costs related to our acquisition of Avast, increased net revenues and cost synergies post-acquisition.
•Net income decreased $21 million and Net income per share - diluted decreased 0.03, primarily due to decreased operating income discussed above and increased interest expense associated with our new senior credit facilities and two senior notes, partially offset by decreased income tax expense.
Below are our financial highlights for the first nine months of fiscal 2024, compared to the corresponding period in the prior year:
•Net revenues increased $454 million, primarily due to an additional five and a half months of revenue contribution from Avast, up $419 million as compared to the corresponding period, which was acquired during the second quarter of fiscal 2023 in September 2022, and higher sales in both our consumer security and identity and information protection products, partially offset by unfavorable foreign currency fluctuations.
•Operating income decreased $148 million, primarily due to an increase in legal accrual related to ongoing litigation and an increase in amortization of intangible assets recognized as a result of our merger with Avast. This is partially offset by the increase in net revenues discussed above and cost synergies post-acquisition.
•Net income increased $48 million and net income per share increased $0.05, primarily due to an income tax benefit in the second quarter of fiscal 2024, partially offset by decreased operating income discussed above and increased interest expense associated with our new senior credit facilities and two senior notes.
•Cash and cash equivalents decreased by $260 million compared to March 31, 2023, primarily due to cash interest paid, cash tax paid, dividends paid to shareholders, voluntary prepayments of our Term B facility, a mandatory principal amortization payment of our Term A facility, and repurchases of our common stock.
•Contract liabilities decreased $44 million compared to March 31, 2023, primarily due to billing seasonality and fluctuations in foreign currency rates.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended December 29, 2023.

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net revenues	100%	100%	100%	100%
Cost of revenues	19	19	19	17
Gross profit	81	81	81	83
Operating expenses:
Sales and marketing	19	20	19	21
Research and development	8	10	9	9
General and administrative	12	1	20	9
Amortization of intangible assets	6	7	6	5
Restructuring and other costs	—	5	1	2
Total operating expenses	46	42	56	47
Operating income (loss)	35	39	25	36
Interest expense	(17)	(16)	(18)	(10)
Other income (expense), net	1	—	1	—
Income (loss) before income taxes	19	23	9	27
Income tax expense (benefit)	4	5	(8)	9
Net income (loss)	15%	18%	17%	18%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 29, 2023	December 30, 2022	Change in %	December 29, 2023	December 30, 2022	Change in %
Net revenues	$951	$936	2%	$2,845	$2,391	19%
Three Months Ended December 29, 2023 Compared with Three Months Ended December 30, 2022
Net revenues increased $15 million, primarily due to a $12 million increase in sales of our consumer security products and a $11 million increase in sales of our identity and information protection products. This was partially offset by a $8 million decrease in our legacy product offerings. This is inclusive of $2 million of foreign exchange headwinds, in our consumer security solutions.
Nine Months Ended December 29, 2023 Compared with Nine Months Ended December 30, 2022
Net revenues increased $454 million, due to a $376 million increase in sales of our consumer security products and a $78 million increase in sales of our identity and information protection products. This is inclusive of $18 million of foreign exchange headwinds, primarily in our consumer security solutions.

Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics:

	Three Months Ended (1)
(In millions, except for per user amounts)	December 29, 2023	December 30, 2022
Direct customer revenues	$837	$818
Partner revenues	$99	$95
Total Cyber Safety revenues	$936	$913
Legacy revenues	$15	$23
Direct customer count (at quarter end)	38.9	38.4
Direct average revenue per user (ARPU)	$7.21	$7.09
Retention rate	77%	75%

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
Retention rate is defined as the percentage of direct customers as of the end of the period from one year ago who are still active as of the most recently completed fiscal period. We monitor the retention rate to evaluate the effectiveness of our strategies to improve renewals of subscriptions.
Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Americas	65%	66%	65%	69%
EMEA	24%	24%	24%	20%
APJ	11%	10%	11%	11%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and nine months ended December 29, 2023 remains primarily in the Americas but is shifting more into the EMEA markets, as the acquisition with Avast has contributed to a stronger presence in those regional countries.

Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 29, 2023	December 30, 2022	Change in %	December 29, 2023	December 30, 2022	Change in %
Cost of revenues	$182	$178	2%	$541	$399	36%
Three Months Ended December 29, 2023 Compared with Three Months Ended December 30, 2022
Our cost of revenues remained relatively flat.
Nine Months Ended December 29, 2023 Compared with Nine Months Ended December 30, 2022
Our cost of revenues increased $142 million, primarily due to a $94 million increase in the amortization of acquired intangible assets, a $23 million increase in payment processing fees, and a $19 million increase in revenue share costs.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 29, 2023	December 30, 2022	Change in %	December 29, 2023	December 30, 2022	Change in %
Sales and marketing	$184	$183	1%	$552	$506	9%
Research and development	77	91	(15)%	252	225	12%
General and administrative	110	11	900%	559	225	148%
Amortization of intangible assets	61	61	—%	183	111	65%
Restructuring and other costs	2	44	(95)%	36	55	(35)%
Total operating expenses	$434	$390	11%	$1,582	$1,122	41%
Three Months Ended December 29, 2023 Compared with Three Months Ended December 30, 2022
Sales and marketing expense remained relatively flat.
Research and development expense decreased $14 million, due to a $9 million decrease in headcount costs and a $5 million decrease in occupancy and IT costs.
General and administrative expense increased $99 million, primarily due to a $41 million reversal in legal accrual related to the GSA litigation and $8 million in legal settlement proceeds, both of which occurred during the third quarter of fiscal 2023, and a $52 million legal accrual in the third quarter of fiscal 2024 related to the GSA litigation.
Amortization of intangible assets remained relatively flat.
Restructuring and other costs decreased $42 million, due to a $35 million decrease in severance, termination benefits and other exit and disposal costs in connection with the September 2022 Plan and a $8 million decrease in stock-based compensation. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2024 restructuring activities.
Nine Months Ended December 29, 2023 Compared with Nine Months Ended December 30, 2022
Sales and marketing expense increased $46 million, due to a $22 million increase in advertising, a $10 million increase in occupancy costs, a $9 million increase in headcount and outside services, and a $5 million increase of stock-based compensation expense.
Research and development expense increased $27 million, due to a $14 million increase in headcount and outside services, an $9 million increase in cloud hosting costs, and a $9 million increase of stock-based compensation expense. This was partially offset by a $5 million decrease in occupancy and IT costs.
General and administrative expense increased $334 million, primarily due to a $392 million increase in legal accrual, of which $289 million is related to our litigation case with the Trustees of Columbia University in the City of New York (Columbia) and the corresponding legal fees, a $52 million legal accrual in the third quarter of fiscal 2024 and a $41 million reversal in legal accrual in the third quarter of fiscal 2023, both of which are related to the GSA litigation. This was partially offset by a $51 million decrease in acquisition and integration costs related to our acquisition with Avast.
Amortization of intangible assets increased $72 million, as a result of the Avast acquisition.
Restructuring and other costs decreased $19 million, primarily due to a $15 million decrease severance, termination benefits and other exit and disposal costs in connection with the September 2022 Plan and a $7 million decrease in stock-based compensation expense. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2024 restructuring activities.

Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Interest expense	$(165)	$(154)	$(508)	$(233)
Interest income	5	5	17	10
Foreign exchange gain (loss)	(1)	(7)	1	(8)
Gain (loss) on early extinguishment of debt	—	—	—	(9)
Gain (loss) on sale of properties	5	—	9	—
Other	2	4	3	10
Total non-operating income (expense), net	$(154)	$(152)	$(478)	$(230)
Three Months Ended December 29, 2023 Compared with Three Months Ended December 30, 2022
Non-operating income (expense), net, remained relatively stable.
Nine Months Ended December 29, 2023 Compared with Nine Months Ended December 30, 2022
Non-operating income (expense), net, increased by $248 million, primarily due to an increase in interest expense associated with our new senior credit facilities and two senior notes, all of which were issued during the second quarter of fiscal 2023.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Income (loss) before income taxes	$181	$216	$244	$640
Income tax expense (benefit)	$37	$51	$(238)	$206
Effective tax rate	20%	24%	(98)%	32%
Our effective tax rate for the three and nine months ended December 29, 2023 differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items resulting from an internal restructuring, partially offset by state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
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
In the second quarter of fiscal 2024, as part of the Avast integration plan, which geographically realigned and simplified our business, we undertook a legal entity and operational restructuring. As part of that process, we distributed certain assets within the legal entity operating structure and as a result, we recorded a net tax benefit of $285 million. Differences between the final outcome and recorded amounts will impact the provision for income taxes in the period in which such a determination is made and could have a material impact on our Condensed Consolidated Balance Sheets and Statement of Operations in future years.

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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition with Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of December 29, 2023, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	December 29, 2023	December 30, 2022
Net cash provided by (used in):
Operating activities	$666	$433
Investing activities	$4	$(6,546)
Financing activities	$(930)	$5,064
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased $233 million, primarily due to cash collections from revenue attributable to our acquisition with Avast during the first nine months of fiscal 2023.
Cash from investing activities
Our cash flows provided by and used in investing activities increased $6,550 million, primarily related to the absence of the total cash consideration paid for our acquisition with Avast during the first nine months of fiscal 2023.
Cash from financing activities
Our cash flows provided by and used in financing activities decreased $5,994 million, primarily due to lower repayments of debt and repurchases of common stock under our repurchase program and by the absence of proceeds from the issuance of debt during the first nine months of fiscal 2023.

The first nine months of fiscal 2024, reflect $525 million in voluntary prepayments and principal amortization payments of our Term Loans and mortgages and $141 million in repurchases of common stock. In contrast, the first nine months of fiscal 2023 reflect $8,954 million of aggregate proceeds: $3,910 million from Term Facility A, $3,690 million from Term Facility B, $900 million from the 6.75% Senior Notes and $600 million from the 7.125% Senior Notes, net of $146 million of debt issuance costs, offset by the $400 million repayment of our 3.95% Senior Notes, $1,010 million repayment of our Initial Draw Term Loan, $703 million repayment of our Delayed Draw Term Loan and the settlement of the $525 million principal and $100 million equity rights associated with our New 2.0% Convertible Notes. Repurchases of common stock in the first nine months of fiscal 2023 were $904 million.
Cash and cash equivalents
As of December 29, 2023, we had cash, cash equivalents and short-term investments of $490 million, of which $417 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.

Debt
We have an undrawn revolving credit facility of $1,500 million, which expires in September 2027.
Stock repurchases
During the nine months ended December 29, 2023 and December 30, 2022, we executed repurchases of 7 million and 40 million of our common stock under our existing stock repurchase program for an aggregate amount of $141 million and $904 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of December 29, 2023, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	December 29, 2023
Term Loans	$6,768
Senior Notes	2,600
Mortgage Loans	7
Total debt	$9,375
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of December 29, 2023, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On February 1, 2024, we announced a cash dividend of $0.125 per share of common stock to be paid in March 2024. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of December 29, 2023, the remaining balance of our stock repurchase authorization was $729 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the acquisition with Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2024. During the nine months ended December 29, 2023, we made $35 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of December 29, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,069 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
Commitments related to repatriation tax payments under the Tax Cuts and Jobs Acts decreased $128 million due to adjustments and payments made during the nine months ended December 29, 2023. There have been no other material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 10 and Note 18, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
Interest rate risk
As of December 29, 2023, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,639 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of December 29, 2023, we also had $6,768 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $68 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $20 million increase or $20 million decrease in the fair values of our floating to fixed rate interest swaps on December 29, 2023.
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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the third quarter of fiscal 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
We face competition from a broad range of companies, including software vendors focusing on Cyber Safety solutions such as Bitdefender, Kaspersky, McAfee and Trend Micro, operating system providers such as Apple, Google and Microsoft, and companies such as Nord, Life360, Last Pass and others that currently specialize in one or a few particular segments of the market and many of which are expanding their product portfolios into different segments. Many of these competitors offer solutions or are currently developing solutions that directly compete with some or all of our offerings. We also face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Further, many of our competitors are increasingly developing and incorporating into their products data protection software and other competing Cyber Safety products such as antivirus protection or VPN, often free of charge, that compete with our offerings. Our competitive position could be adversely affected by the functionality incorporated into these products rendering our existing solutions obsolete and therefore causing us to fail to meet customer expectations. In addition, the introduction of new products or services by competitors, and/or market acceptance of products or services based on emerging or alternative technologies, could make it easier for other products or services to compete with our solutions.
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
Macroeconomic factors, such as rising inflation, high interest rates, and volatility in foreign currency exchange rates and capital markets could negatively influence our future acquisition opportunities. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.

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
Declining customer retention rates could cause our revenue to grow more slowly than expected or decline, and our operating results, gross margins and business will be harmed. In addition, our ability to generate revenue and maintain or improve our results of operations partly depends on our ability to cross-sell our solutions to our existing customers and to convert existing non-paying customers to paying customers. We may not be successful in cross selling our solutions because our customers may find our additional solutions unnecessary or unattractive. Our failure to sell additional solutions to our existing customers could adversely affect our ability to grow our business.
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
As of December 29, 2023, we had an aggregate of $9,375 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Inflation has risen on a global basis, including in the United States, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. While inflation rates have slowed, global inflation remains high and government entities may continue their efforts, or implement additional efforts, to combat inflation, which may include continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, have led to higher financing costs and have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
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
•The impact of acquisitions (and our ability to achieve expected synergies or attendant cost savings), divestitures, restructurings, share repurchase, financings, debt repayments, equity investments and other investment activities;
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
Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of December 29, 2023, we have $729 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended December 29, 2023, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Sep 30, 2023 to Oct 27, 2023	—	$—	—	$829
Oct 28, 2023 to Nov 24, 2023	1	$21.21	1	$808
Nov 25, 2023 to Dec 29, 2023	4	$21.63	4	$729
Total number of shares repurchased	5		5

(1)     The number of shares repurchased is reported on trade date.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended December 29, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 29, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

February 5, 2024