Form 10-K
period 2024-03-29
Gen Digital Inc.
filed 2024-05-16
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Gen Digital common stock on September 29, 2023 as reported on the Nasdaq Global Select Market: $7,116,883,792, based on a per share stock price of $17.68. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.

The number of shares of Gen Digital common stock, $0.01 par value per share, outstanding as of May 10, 2024 was 626,145,897 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 29, 2024.

GEN DIGITAL INC.
FORM 10-K
For the Fiscal Year Ended March 29, 2024
“Gen,” “we,” “us,” “our,” and “the Company” refer to Gen Digital Inc. and all of its subsidiaries. Gen, Norton, Avast,
LifeLock, Avira, AVG, ReputationDefender, CCleaner and all related trademarks, service marks and trade names are trademarks or registered trademarks of Gen or other respective owners that have granted Gen the right to use such marks. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including Avast), divestitures, restructurings, stock repurchases, financings, debt repayments and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, ongoing and new geopolitical conflicts, and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Item 1A. Risk Factors, of this Annual Report on Form 10-K. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the Securities and Exchange Commission (SEC), generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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
Today’s world is increasingly digital, and this has changed the way we live our lives every day. The last decade has brought increasingly impressive technological advances that have unlocked new ways to play and transact online, control smart homes, and more. The possibilities in the digital world will continue to transform our lives. However, with each new digital interaction comes increased risk and exposure for consumers as cybercriminals use a mix of old and new tactics and technologies, including phishing, vishing, smishing, based on machine learning and generative artificial intelligence (AI) technologies, to execute highly advanced threats and attacks. We are our customers’ trusted ally they can depend on to help secure and control their digital lives so they can be free to enjoy the promise of the digital world. We are committed more than ever to protecting and empowering people’s digital lives with personalized, human-centered safety.
We are well positioned for driving the awareness of cyber safety for individuals, families, and small businesses, fueled by an increasingly connected world. We maintain a global, omni-channel sales approach, including direct, indirect and freemium acquisition and a family of brands marketing program. This program is designed to grow our customer base by increasing brand awareness and understanding of our products and services and maximizing our global reach to prospective customers.
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
As of March 29, 2024, we have approximately 500 million total users, which come from direct, indirect and freemium channels. Of these total users, we have approximately 65 million paid cyber safety customers including over 39 million direct customers with whom we have a direct billing relationship.
•Direct-to-consumer channel: We use advertising to elevate our family of brands, attract new customers and generate significant demand for our services. Our direct subscriptions are primarily sold through our e-commerce platform and mobile apps, and we have a direct billing relationship with the majority of these customers.
•Indirect partner distribution channels: We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include retailers, telecom service providers, hardware OEMs, employee benefit providers, strategic partners, and small offices, home offices and very small businesses. Physical retail and OEM partners represent a small portion of our distribution, which minimizes the impact of supply chain disruptions.
•Freemium channels: With the acquisitions of Avast and Avira, we have expanded our go-to-market with multiple freemium channels. We use free versions of our products to reach the broadest set of consumers globally and bring cyber safety to a larger audience, especially in international markets. The free solution offers a baseline of protection and presents premium functionalities based on the risk profile and specific needs of the user. The user can choose to add specific premium solutions or upgrade to suites that provide security, identity, and privacy across multiple platforms and devices, thereby becoming a paid customer.

Seasonality
As is typical for many consumer technology companies, portions of our business are impacted by seasonality. However, we believe the net impact on our business is limited. Seasonal behavior in orders primarily reflects consumer spending patterns where our fiscal third and fourth quarters are generally higher due to the holidays in our third quarter, as well as follow-on holiday purchases and the U.S. tax filing season which typically is in our fourth quarter. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because of our subscription business model, as the majority of our in-period revenues are recognized ratably from our deferred revenue balance.
Our Strategy
Our strategy is focused on long-term profitable growth. To fuel our growth, our consumer-centric strategy is to provide comprehensive and easy-to-use integrated platforms, which we have built in-house or acquired. By combining and leveraging our family of trusted consumer brands, including offerings from Norton, Avast, LifeLock, Avira, AVG, ReputationDefender and CCleaner, we deliver an industry-leading set of cyber safety solutions.
We are positioned for long-term growth and expansion. Our three primary growth levers are:
1.Extending Reach: Leveraging an omni-channel strategy and building partnerships to broaden privacy and identity protection internationally.
2.Increasing Value: Cross-selling and up-selling, and expanding security, identity and privacy solutions to address consumers’ evolving needs.
3.Growing Loyalty: Increase customer loyalty and retention, as consumers move from point products protecting their devices towards all-in-one comprehensive cyber safety memberships.
The key elements of our strategy include the following:
•Extend our leadership position through new products and continued enhancement of our solutions and services: Cyber safety is a large and expanding market, which we believe provides a significant growth opportunity. Our strategy is to grow our business through innovation and acquisitions to expand the solutions and services we offer into new cohorts, territories and sectors. We believe there are many additional areas where we can both offer new solutions, as well as use our core capabilities and our integrated platform to reach new customers and markets globally.
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
•Continue our focus on customer retention: We continue to optimize and expand the value we provide to customers which we believe can positively impact retention. We aim to continue to increase customer engagements through actionable alerts, education on timely topics and introducing new product capabilities. We also plan to continue investing in enhancing both desktop and mobile customer experiences throughout a customer’s journey with Gen, from purchase, to onboarding and beyond.
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
•Leverage our global brands to drive growth: We will work to keep building our family of trusted brands in markets globally as we strive to bring protection and empowerment to all consumers when it comes to their digital lives. According to our most recent research, Norton has 85% global brand awareness, and we are best positioned and top of mind in consumer cyber safety, according to the 2023 Gen Brand Tracker.
Our Cyber Safety Solutions and Services
Our broad portfolio of products and services is developed from consumer insights to help us bring to market real solutions to real problems and to engage and educate consumers about cyber safety. We continuously aim to release new products and features to outpace evolving threats and find synergies to integrate current and future technology acquisitions.
Our cyber safety portfolio provides protection across three key categories in multiple channels and geographies, including security and performance, identity protection, and online privacy. Leveraging our technology platforms, we integrate software and service capabilities within these three categories into comprehensive and easy-to-use products and solutions across our brands.

We have also evolved beyond traditional cyber safety to offer adjacent trust-based solutions, including digital identity and access management, digital reputation, and restoration support services.
We protect and empower consumers by providing solutions and services in two main ways:
•Comprehensive membership plans: Providing a comprehensive and all-in-one cyber safety portfolio of solutions for a membership fee. Plans are offered through Norton 360 and Avast One subscriptions, with both brands providing multiple levels of membership tiers that range from basic, mid-level, or premium tiers where identity theft and online privacy features are included.
•Point solutions: Providing individual, stand-alone products and services in security, identity and privacy, offering flexibility for consumers to choose between free or paid solutions. These products solve for a specific need, when you need it, and can add on to the value you already have. Please see below for our full set of products by category.
We are well positioned across three key cyber safety categories:
•Security and Performance (Norton, Avast, Avira, AVG, and CCleaner offerings): Our offerings provide real-time threat protection for PCs, Macs and mobile devices against malware, viruses, adware, ransomware and other online emerging threats. These offerings monitor and block unauthorized traffic from the internet to the device to help protect private and sensitive information when customers are online. Additionally, our all-in-one cybersecurity solutions help small business owners safeguard their team’s online activities, devices and customer data. Scams have also continued to become more prevalent and sophisticated and we offer real-time scam detection tools such as Norton Genie to help determine if a text, email, social media post or website could be a scam. We also provide performance and optimization software solutions that frees up space on devices, clears online tracking and helps machines run faster.
•Identity Protection (US: LifeLock Identity Theft Protection, Avast and AVG Secure Identity; International: Norton Identity Theft Protection, Dark Web Monitoring): In the US, we offer Identity Theft protection as part of our LifeLock, Avast and AVG brands. All three products include monitoring of credit reports, the dark web and social media accounts to help safeguard our customers’ personal information. The LifeLock product also offers monitoring of financial accounts. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities, and all plans include reimbursements for losses and expenses incurred ranging up to $3 million. Outside the US, we offer Norton branded plans that include dark web monitoring in over 50 countries and monitoring of credit, social media and financial accounts, restoration support and identity theft insurance in select countries.
•Online Privacy (VPN, multiple personal data protection products, ReputationDefender): Our VPN solutions offered through the Norton, Avast and AVG brands enhance security and online privacy by providing an encrypted data tunnel. This allows customers to securely transmit and access private information, such as passwords, bank details and credit card numbers, when using public Wi-Fi on PCs, Macs, and mobile iOS and Android devices. We offer a variety of solutions under the Norton and Avast brands to protect customers’ data either by keeping it anonymous while browsing online through our AntiTrack and Secure Browser products or helping customers remove it from public data broker sites through our Privacy Monitor Assistant and BreachGuard products. ReputationDefender is a white glove service that helps customers manage all aspects of their personal branding online, including search results, social media sites and overall web presence.
Innovation, Research and Development
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
We are committed to our innovation and research and development efforts. The Technology team at Gen is driving the company’s future technologies and innovation and helping guide the consumer cybersecurity industry. Our global technology research organization is focused on applied research projects, with the goal of rapidly creating new products to address consumer trends and grow the business, including defending consumer digital privacy and identity. We also have a global threat response and security technology organization that is comprised of our dedicated team of threat and security researchers, supported by advanced systems to innovate security technology and threat intelligence.
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

Industry Overview
Cyber safety is a growing market, fueled by the increase in activities online over the years as well as the years ahead. The core markets that we participate in are security, identity and privacy. We believe the cyber safety market will continue to expand beyond these core markets and grow significantly, driven by the increasing number of people globally connected to the internet and their expanding digital lives.
The cyber threat landscape is larger and more complicated than ever before, exposing consumers to an increased risk to their digital lives. The digitization of the world and the overlap between the physical and digital world are growing at a fast pace. New technologies, smart devices, digital identities and an increasingly more connected world mean consumers will encounter a range of new cyber safety challenges. Consumer demands and behaviors are rapidly changing and driving more activities online, from shopping, socializing, working, banking, to other activities in healthcare, entertainment and so much more. Almost every aspect of a person’s life has a digital component. Unfortunately, many of those activities are left unprotected, and attackers are exploiting this larger opportunity and the inherent security and privacy vulnerabilities. Cybercriminals have not only expanded their reach, but the sophistication of digital threats and attacks are becoming increasingly more realistic and believable. The advancement of AI and large language model (LLM) technology is a key driver of this.
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
Our principal competitors are set forth below:
•Security: Our principal competitors in this segment include Apple, Bitdefender, ESET, F-Secure, Google, Kaspersky, Malwarebytes, McAfee, Microsoft, Trend Micro, and Webroot.
•Identity Protection: Our principal competitors in this segment include credit bureaus such as Equifax, Experian and TransUnion, as well as certain credit monitoring and identity theft protection solutions from others such as Allstate, Aura, Generali (Iris), Intuit (Credit Karma) and Microsoft.
•Online Privacy: Our principal competitors in this segment include Apple, Aura, Brave, DuckDuckGo, IPVanish, Kape, Mozilla and Nord Security.
•Other Competitors: In addition to competition from independent software vendors such as Bitdefender, Kaspersky, McAfee and Trend Micro, and from OS providers such as Apple, Google and Microsoft, we also face competition from other companies that currently focus on one or a few cyber safety or adjacent segments but are developing additional competing products and expanding their portfolios into new segments, such as ‘pure play’ companies including but not limited to, 1Password, Bark, Dashlane, LastPass, Life360, Proton, and Truecaller, internet service providers, big tech platform providers, insurance companies and financial service organizations.
We believe we compete favorably with our competitors on the strength of our technology, people, product offerings and presence in all of the current key cyber safety categories. However, some of our competitors have greater financial, technical, marketing, distribution or other resources than we do, including in new cyber safety and digital life segments we may enter, which consequently affords them competitive advantages. As a result, they may be able to devote greater resources to develop, promote and sell their offerings; deliver competitive offerings at lower prices or for free; and introduce new solutions and respond to market developments and customer requirements and preferences more quickly or cost effectively than we can. In addition, for individual solutions or features, smaller, well-funded competitors may be able to innovate and adapt more nimbly to the dynamic nature of the market and shifting consumer needs.
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

Environmental, Social and Governance (ESG)
Our commitment to ESG supports our company Purpose and Mission. The Nominating and Governance Committee of our Board of Directors has oversight over the Company’s ESG strategy, and our full Board of Directors receives a quarterly ESG update. This quarterly update includes program information across ethics, community investment, the environment and information on emerging ESG priorities. Additionally, as part of our ESG reporting process, we hold regular meetings with functional leaders to review our ESG disclosures. Our Leadership Team is highly engaged in our ESG efforts. Our Head of Corporate Responsibility and Public Policy provides quarterly updates to our Leadership Team and cross-functional ESG Working Group to review our strategy, progress, and program updates.
Building a brand centered on trust is critically important to our business success, and our focus on ESG helps us earn trust from our customers, employees, investors and shareholders. As such, ESG topics are core to our business strategy. Examples of our efforts include:
•Environment: Helping protect our planet is part of promoting a safe and sustainable future. We work to reduce greenhouse gas emissions from our operations through operational efficiencies, reduce the environmental footprint of our products across their lifecycle through innovative approaches to product development and packaging, promote high standards in our supply chain and engage with employees and environmental partners to amplify our work.
•Social: We are proud to support the communities where our team members live and work. Our community impact programs include employee volunteering and giving, product donations, signature programs that leverage our unique expertise in increasing digital safety literacy, and corporate philanthropic giving. Our giving focuses on digital safety education; environmental action; and disaster response. We also support diversity, equity, and inclusion and employee engagement, discussed in more detail in the Human Capital Management subsection.
•Governance: Governance covers many core operating principles overseen by the Nominating and Governance Committee of our Board of Directors. This committee has oversight of ESG program and receives quarterly updates on topics such as diversity, ethics, community investment and the environment. Our global culture of responsibility, and the positive contributions we make to the customers, employees, communities, and other stakeholders that we serve drives value for our business.
Setting strategic, achievable, and business-aligned corporate responsibility objectives helps to guide our work and improves our company performance. We align our ESG programs with the company’s financial goals and focus on the unique positive social and environmental impacts that our business model can have on the world. These include:
•Data Privacy and Protection: We safeguard our customer, partner and employee data and offer products that help consumers protect their personal data wherever it is found.
•Education and Training for cyber safety: We leverage our leading expertise and technology to help educate, train and protect children, families and vulnerable communities online.
•Diversity, Equity and Inclusion in Technology: We invest in high-impact non-profits to bring more women and under-represented groups into cybersecurity and technology.
•Environment: We focus our environmental strategy on climate and energy, sustainable products, our supply chain, and engagement with employees and nonprofit partners with an emphasis on transparency about our progress and commitments.
•Employee Engagement: We provide employees globally with meaningful ways to put their time, skills and monetary donations to work for their favorite causes. Gen provides robust benefits for volunteering and giving for all employees including matching donations dollar for dollar to approved nonprofits. During special campaigns, Gen provides an opportunity to double their donations to their favorite causes.
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
•General Employee Demographics: As of March 29, 2024, we employed just under 3,400 team members in nearly 30 countries worldwide. With dual headquarters in Tempe, Arizona, and in Prague, Czech Republic, we have over 1,000 active employees located in the U.S. and nearly 900 active employees in the Czech Republic. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
As of March 29, 2024, inclusive of our integration of bringing together NortonLifeLock and Avast teams as a combined company, women represented 34% of Gen’s total workforce and held positions in 34% of our leadership. In addition, as of March 29, 2024, women represented 40% of our Board of Directors and half of our independent board membership.
•Diversity, Equity and Inclusion (DEI): We strive to be a diverse, vibrant community with strong values and a shared commitment to our customers, to each other, the work we do and the world we all share. Our mission is to increase our global representation of underrepresented groups at all levels (diversity), where everyone has an opportunity for development and advancement (equity) and can bring their whole selves to work and feel valued every day (inclusion). As part of our culture and leadership fabric, we are committed to increasing diversity through our four pillar DEI strategy. This mission is built upon four foundational pillars: (1) measurement and accountability; (2) fostering an inclusive environment; (3) diversifying our workforce; and (4) employee development and retention, which are designed to support, attract, retain and nurture our talent.
Clear and actionable multi-year representation goals are set at the leadership level to support accountability and progress, against our goals. Diversity and inclusion are woven into our people processes and our culture. We ask new hires and employees to self-identify their demographics and other important characteristics to help us better measure the diversity of our applicant pool and of our team to derive insights and actionable people strategies. We post positions on several diverse recruiting sites and have dedicated budget to support increasing diverse candidate pipelines.
Inclusion is something we strive for and we measure belonging as a key metric in our Engage employee surveys and are proud to support our nine employee resource groups, our Gen communities for people to come together as allies, to learn, support, mentor, and celebrate with one another and to provide an environment where everyone feels seen, heard, respected and valued.
•Employee Development and Training: Our people programs are designed to provide our team members with support, resources, and opportunities they need to grow, learn and thrive in their careers. We continued to focus on learning and development in fiscal 2024, investing further in digital learning via our Rise Learning programs for all employees. Leveraging an extensive breadth of content and learning opportunities, this umbrella of offerings includes Rise Mentorship, Rise eLearning and University of Rise (U Rise).
Rise eLearning, a collection of over 5,000 digital, on-demand modules categorized around leadership, health and wellness, business skills, and technical skills, experienced a steady increase in participation during the year with over 2,000 individual learners. We also provide group learning designed around TED Talks on topics including leadership, change management and to support our diversity, equity and inclusion efforts.
Our Rise Mentorship program continues to grow and boasts an active community of mentors and mentees across the world. Our U Rise leadership program that offers best-in-class content from Harvard ManageMentor to inspire and engage existing and aspiring people leaders provides over 40 course options and group learning opportunities. Over 200 participants have enrolled in this program to date.
As part of our ongoing focus on diverse employee development, we continue to extend our participation in McKinsey & Company’s Connected Leaders Academy for our Asian, Black and Hispanic-Latino leaders. Additionally, we had women globally attend the Women in Tech conference and several employees attended the Out & Equal Global Workplace Summit.
•Employee Engagement: We value our people and are committed to creating a positive and fulfilling experience for everyone. Feedback from our employees is critical, and we have developed an ongoing dialogue with our teams via our Engage pulse survey on a targeted topic that drives actions and improvements.
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
Intellectual Property
Our intellectual property is an important and vital asset that enables us to develop, market, and sell our software products and services and enhance our competitive position. We are a leader among consumer cyber safety solutions in pursuing patents and currently have a portfolio of over 1,000 U.S. and international patents issued with many pending. We protect our intellectual property rights and investments in a variety of ways to safeguard our technologies and our long-term success. Our IP portfolio is spread across different entities and in multiple countries. As we continue to expand our international operations, we have developed a strategy to ensure global distribution of our IP aligns with our long-term strategic objectives, business model, and goals. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret and other protections that apply to our software products and services. The term of the patents we hold is, on average, in excess of ten years.
From time to time, we enter into cross-license agreements with other technology companies covering broad groups of patents; we have an additional portfolio of over 2,000 U.S. and international patents cross-licensed to us as part of our arrangement with Broadcom as a result of the asset sale of our former Enterprise Security business. We also use software from third parties in our business and generally must rely on those third parties to protect the licensed rights. This can include open source software, which is subject to limited proprietary rights. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, services, and business methods, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. The ability to maintain and protect our intellectual property rights is important to our success, but we believe our business is not materially dependent on any individual patent, copyright, trademark, trade secret, license, or other intellectual property right.
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
Available Information
Our internet home page is located at GenDigital.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the SEC on our investor relations website located at Investor.GenDigital.com. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information contained, or referred to, on our website, including in any reports that are posted on our website, is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Item 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY
If we are unable to develop new and enhanced solutions, or if we are unable to continually improve the performance, features, and reliability of our existing solutions, our business and operating results could be adversely affected.
Our future success depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions on a timely basis. In the past, we have incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation. We believe that we must continue to dedicate significant resources to our research and development efforts to deliver innovative market competitive products and avoid being reliant on third-party technology and products. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. We must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers.
The development and introduction of new solutions involve significant commitments of time and resources and are subject to risks and challenges including but not limited to:
•Lengthy development cycles;
•Evolving industry and regulatory standards and technological developments, including AI and machine learning, by our competitors and customers;
•Rapidly changing customer preferences and accurately anticipating technological trends or needs;
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

In addition, third parties, including operating systems and internet browser companies, have in the past and may in the future limit the interoperability of our solutions with their own products and services, in some cases to promote their own offerings or those of our competitors. Any such actions by third parties could delay the development of our solutions or our solutions may be unable to operate effectively. This could also result in decreased demand for our solutions, decreased revenue, harm to our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.
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
We operate in intensely competitive and dynamic markets that experience frequent and rapid technological developments, changes in industry and regulatory standards, evolving market trends, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, we could experience a loss of market share and a reduction in our revenues, which could materially and adversely affect our business and financial results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and enhance our existing solutions, and effectively adapt to changes in the technology, privacy and data protection standards or trends.
We face competition from a broad range of companies, including software vendors focusing on cyber safety solutions such as Bitdefender, Kaspersky, McAfee and Trend Micro, operating system providers such as Apple, Google and Microsoft, and companies such as Nord, Life360, LastPass and others that currently specialize in one or a few particular segments of the market and many of which are expanding their product portfolios into different segments. Many of these competitors offer solutions or are currently developing solutions that directly compete with some or all of our offerings. We also face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Further, many of our competitors are increasingly developing and incorporating into their products data protection software and other competing cyber safety products such as antivirus protection or VPN, often free of charge, that compete with our offerings. Our competitive position could be adversely affected by the functionality incorporated into these products rendering our existing solutions obsolete and therefore causing us to fail to meet customer expectations. In addition, the introduction of new products or services by competitors, and/or market acceptance of products or services based on emerging or alternative technologies, could make it easier for other products or services to compete with our solutions.
We have seen and anticipate additional competition as new participants enter the cyber safety market and as our current competitors seek to increase their market share and expand their existing offerings. Some of our competitors have greater financial, technical, marketing, or other resources than we do, including in new cyber safety and digital life segments. Consequently, those competitors may influence customers to purchase their products instead of ours through investing more in internal innovation than we can and through their unique access to customer engagement points. Further consolidation among our competitors and within our industry or, in addition to other changes in the competitive environment, such as greater vertical integration from key computing and operating system suppliers could result in larger competitors that compete more frequently with us.
In addition to competing with these vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware OEMs, internet service providers, operating systems and telecom service providers. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or with their own solutions. Similarly, they could gain market share from us if these partners promote our competitors’ solutions or their own solutions more frequently or more favorably than our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. Further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and operating results.
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
Issues in the development and deployment of AI may result in reputational harm and legal liability and could adversely affect our results of operations.
We have incorporated, and are continuing to develop and deploy, AI into many of our products, solutions and services. AI presents challenges and risks that could affect our products, solutions and services, and therefore our business. For example, AI algorithms may have flaws, and datasets used to train models may be insufficient or contain biased information. These potential issues could subject us to regulatory risk, legal liability, including under new proposed legislation regulating AI in jurisdictions such as the EU and regulations being considered in other jurisdictions, and brand or reputational harm.
The rapid evolution of AI, including potential government regulation of AI, requires us to invest significant resources to develop, test, and maintain AI in our products and services in a manner that meets evolving requirements and expectations. The rules and regulations adopted by policymakers over time may require us to make changes to our business practices. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

The intellectual property ownership and license rights surrounding AI technologies, as well as data protection laws related to the use and development of AI, are currently not fully addressed by courts or regulators. The use or adoption of AI technologies in our products may result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. The evolving legal, regulatory, and compliance framework for AI technologies may also impact our ability to protect our own data and intellectual property against infringing use.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019, we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the Broadcom sale), in January 2021, we completed the acquisition of Avira, and in September 2022, we completed the acquisition of Avast. Our acquisition and divestiture activities have and may continue to involve a number of risks and challenges, including:
•Complexity, time and costs associated with managing these transactions, including the integration of acquired and the winding down of divested business operations, workforce, products, IT systems and technologies;
•Challenges in retaining the customers of acquired businesses, providing the same level of service to existing customers with reduced resources, or retaining the third-party relationships, including with suppliers, service providers, and vendors, among others;
•Diversion of management time and attention;
•Loss or termination of employees, including costs and potential institutional knowledge loss associated with the termination or replacement of those employees;
•Assumption of liabilities of the acquired and divested business or assets, including pending or future litigation, investigations or claims related to the acquired business or assets;
•Addition of acquisition-related debt;
•Difficulty entering into or expanding in new markets or geographies;
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
Macroeconomic factors, such as high inflation, high interest rates, and volatility in foreign currency exchange rates and capital markets could negatively influence our future acquisition opportunities. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.
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
•The quality, breadth, and prices of our solutions, including solutions offered in emerging markets;
•Our general reputation and events impacting that reputation;
•The services and related pricing offered by our competitors; including increasing the availability and efficacy of free solutions;
•Disruption by new services or changes in law or regulations that impact the need for or efficacy of our products and services;
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
Declining customer retention rates could cause our revenue to grow more slowly than expected or decline, and our operating results, gross margins and business will be harmed. In addition, our ability to generate revenue and maintain or improve our results of operations partly depends on our ability to cross-sell our solutions to our existing customers and to convert existing non-paying customers to paying customers and add new customers. We may not be successful in cross-selling our solutions because our customers may find our additional solutions unnecessary or unattractive. Our failure to sell additional solutions to our existing customers, failure to convert existing non-paying customers to paying customers or add new customers could adversely affect our ability to grow our business.
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
The intense competition we face, in addition to general and economic business conditions (including economic volatility, bank failures, and high inflation and interest rates, among other things), may put pressure on us to change our pricing practices. If our competitors offer deep discounts on certain solutions, provide offerings, or offer free introductory products that compete with ours, we may need to lower our prices or offer similar free introductory products to compete successfully. Similarly, if external factors, such as economic conditions, market trends, or business combinations require us to raise our prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, changes in the macroeconomic environment have previously and may continue to affect our business. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. We may experience a material increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of inflation, changes in interest rates, or other macroeconomic events. We may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for its basic services. Much of our anticipated growth in connection with the Avira and Avast acquisitions are attributable to attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, have previously and may continue to impede our ability to attract and retain free users, convert these users into paying customers and retain them as paying customers.
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

•Our resellers and distributors frequently market and distribute competing solutions and may, from time to time, place greater emphasis on the sale of competing solutions due to pricing, promotions and other terms offered by our competitors;
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
Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to evaluate goodwill impairment on an annual basis and between annual evaluations in certain circumstances. Goodwill impairment evaluations have previously and may result in a charge to earnings.
RISKS RELATED TO OUR OPERATIONS
Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.
Following the acquisition of Avast, we derive a significant portion of our revenues from customers located outside of the United States, and we have substantial operations outside of the United States, including engineering, finance, sales and customer support. Our international operations are subject to risks in addition to those faced by our domestic operations, including:
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
•Fluctuations in currency exchange rates, economic instability and inflationary conditions could make our solutions more expensive or could increase our costs of doing business in certain countries;
•Potential changes in trade relations arising from policy initiatives or other political factors;
•Regulations or restrictions on the use, import or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications;
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
•Difficulties in staffing, managing and operating our international operations;
•Costs and delays associated with developing software and providing support in multiple languages;
•Political, social or economic unrest, war, terrorism, regional natural disasters, or export controls and trade restrictions, particularly in areas in which we have facilities; and

•Multiple and possibly overlapping tax regimes.
The expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. These increased costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We also have and may continue to face pressure to lower our prices in order to compete in emerging markets, which has previously and could in the future adversely affect revenue derived from our international operations.
It is not possible to predict the broader consequences of geopolitical conflicts, such as the Russia-Ukraine conflict, and the numerous conflicts in the Middle East, and other conflicts that may arise in the future, which could include geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit, capital, and currency markets; reduced economic activity; changes in laws and regulations affecting our business, including further sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which such conflicts may negatively impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change.
Our future success depends on our ability to attract and retain personnel in a competitive marketplace.
Our future success depends upon our ability to recruit and retain key management, technical (including cyber security and AI experts), sales, marketing, e-commerce, finance and other personnel. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition is significant for people with the specific skills that we require, including in the areas of AI and machine learning, and especially in the locations where we have a substantial presence and need for such personnel.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures have widely varied and have, in the past, resulted in significant changes to our executive leadership team. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, our internal control over financial reporting and our results of operations. In addition, hiring, training and successfully integrating replacement personnel can be time consuming and expensive, may cause additional disruptions to our operations and may be unsuccessful, which could negatively impact future financial results.
Our solutions, systems, websites and the data on these sources have been in the past and may continue to be subject to cybersecurity events that could materially harm our reputation and future sales.
We expect to continue to be a target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a leading cyber security company. In addition, we face the risk of cyberattacks by nation-states and state-sponsored actors, which may increase or heighten due to geopolitical tensions. These attacks may target us, our partners, suppliers, vendors or customers. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, have attempted to penetrate, and in some cases have penetrated, our network security or the security of our vendors or suppliers. Such attempts are increasing in number and in technical sophistication, including through the use of AI, and have in the past and could in the future expose us and the affected parties, to risk of loss or misuse of proprietary, personal or confidential information or disruptions of our business operations.
In addition, our internal IT environment continues to evolve. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. We also remain vigilant with the increasing use of generative AI models in our internal systems which may create new attack methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or emerging cybersecurity regulations in jurisdictions worldwide.
When a data breach occurs, our information technology systems and infrastructure can be subject to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third-party service providers, phishing, social engineering, account takeovers, vulnerability exploitation, misconfigurations, ransomware, or technology malfunction. A data breach may result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation, and negative publicity. A series of breaches may be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. The occurrence of any of these events, as well as a failure to promptly remedy them when they occur, could compromise our systems and the information stored in our systems. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively. We are not always able to anticipate these techniques or to implement adequate or timely preventive or reactive measures. Several recent, highly publicized data security breaches, such as the large-scale attacks by foreign nation state actors, the global incident involving the MOVEit file transfer software, and a significant uptick in ransomware/extortion attacks at other companies, have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of our strategic partners or enterprise customers. Threat actors have previously and could in the future exploit a new vulnerability before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems.
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
The confidential and personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations has previously and may in the future result in governmental enforcement actions, fines, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
Data protection legislation is also increasing in the U.S. at both the federal and state level. For example, the California Consumer Privacy Act of 2018 (the CCPA) requires, among other things, covered companies to provide disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information that has been collected and allows such consumers new abilities to opt-out of certain sales of personal information. Further, the California Privacy Rights Act (the CPRA) significantly modifies the CCPA and there are new similar and overlapping state privacy laws in at least 10 other U.S. states, which all go into effect by January 1, 2026. These new laws may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the new state privacy laws and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply.
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
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. For example, we host many of our products using third-party data center facilities and we do not control the operation of these facilities. These facilities are vulnerable to damage, interference, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism state-sponsored attacks, a pandemic, geopolitical tensions or armed conflicts, and similar events could result in a decision to close the facilities without adequate notice or other unanticipated problems, which in turn, could result in lengthy interruptions in the delivery of our products and services, which could negatively impact our sales and operating results.
Furthermore, our business administration, human resources, compliance efforts and finance services depend on the proper functioning of our computer, telecommunication and other related systems and operations. A disruption or failure of these systems or operations because of a disaster, cyberattack or other business continuity event, such as a pandemic, could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. There are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
Because we offer very complex solutions, errors, defects, disruptions, or other performance problems with our solutions may occur and have occurred. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, fraud, security attacks or capacity constraints due to an overwhelming number of users accessing our websites simultaneously. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions could impact our revenues or cause customers to cease doing business with us. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose customer data or personal information, or experience material adverse interruptions to our operations or delivery of solutions to our clients in a disaster recovery scenario.
Negative publicity regarding our brand, solutions and business could harm our competitive position.
Our brand recognition and reputation as a trusted service provider are critical aspects of our business and key to retaining existing customers and attracting new customers. Our business could be harmed due to errors, defects, disruptions or other performance problems with our solutions causing our customers and potential customers to believe our solutions are unreliable. Furthermore, negative publicity, whether or not justified, including intentional brand misappropriation, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. In addition, the rapid rise and use of social media has the potential to harm our brand and reputation. We may be unable to timely respond to and resolve negative and inaccurate social media posts regarding our company, solutions and business in an appropriate manner. Damage to our reputation and loss of brand equity may reduce demand for our solutions and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
The focus from regulators, customers, certain investors, employees, and other stakeholders concerning environmental, social and governance (ESG) matters and related disclosures, both in the United States and internationally, has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements and the recent California legislation, which includes disclosure requirements relating to voluntary carbon offsets and a wide range of environmental marketing claims. Similarly, the Corporate Sustainability Reporting Directive will require large EU companies to make detailed disclosures in relation to certain sustainability-related issues. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments and other matters on our website, in our filings with the SEC and elsewhere. These initiatives, goals or commitments could be difficult to achieve and costly to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives, goals or commitments and progress with respect to such initiatives, goals or commitments may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any revisions to them. If we fail to achieve progress with respect to our ESG-related initiatives, goals or commitments on a timely basis, or at all, or if our ESG-related data, processes and reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected.
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
Additionally, the nature of our identity and information protection products subjects us to the broad regulatory, supervisory and enforcement powers of the Consumer Financial Protection Bureau which may exercise authority with respect to our services, or the marketing and servicing of those services, through the oversight of our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory or enforcement authority over consumer financial products and services.
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
Third parties have previously and may in the future also develop similar or superior technology independently by designing around our patents. Our consumer agreements do not require a signature and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to the unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations and may lead to additional claims against us, which could adversely affect our operating results.
From time to time we are party to lawsuits and investigations, and third parties have claimed and additional third parties in the future may claim that we infringe their proprietary rights, which has previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
We are frequently involved in litigation and other proceedings, including, but not limited to, class actions and governmental claims or investigations, some of which may be material initially or become material over time. The expense of initiating and defending, and in some cases settling, such matters may be costly and divert management’s attention from the day-to-day operations of our business, which could have a materially adverse effect on our business, results of operations and cash flows. In addition, such matters may through the course of litigation or other proceedings change unfavorably which could alter the profile of the matter and create potential material risk to the company. Any unfavorable outcome in a matter could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively and materially impact our ability to conduct our business, results of operations and cash flows. Additionally, in the event we did not previously accrue for such litigation or proceeding in our financial statements, we may be required to record retrospective accruals that adversely affect our results of operations and financial condition.
Additionally, third parties have claimed and, from time to time, additional third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights and trademarks. For additional information on such claims, please refer to Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our solutions, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our partners. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.
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
As of March 29, 2024, we had an aggregate of $8,716 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
•We may be unable to comply with financial and other covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation; and
•Changes by any rating agency to our outlook or credit rating could negatively affect the value of our debt and/or our common stock, adversely affect our access to debt markets and increase the interest we pay on outstanding or future debt.
There can be no assurance that we will be able to manage any of these risks successfully. In addition, we conduct a significant portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness will be dependent in part on the generation of cash flow by our subsidiaries and their respective abilities to make such cash available to us by dividend, debt repayment or otherwise, which may not always be possible. If we do not receive distributions from our subsidiaries, we may be unable to make the required principal and interest payments on our indebtedness.
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
These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or may otherwise restrict activities or business plans. A breach of any of these covenants could result in a default. If a default occurs, the relevant lenders could declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured, proceed against any collateral securing that indebtedness.
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
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Inflation has risen on a global basis, including in the United States, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. While the Federal Reserve has recently held inflation rates steady, global inflation remains high and government entities may continue their efforts, or implement additional efforts, to combat inflation, which may include continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, have led to higher financing costs. For example, recent elevated interest rates have resulted in an increase in our cost of debt. These government actions and global macroeconomic conditions have had and may continue to have a material adverse effect on our business, financial condition and results of operations.
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
•Disruptions in our business operations or target markets caused by, among other things, terrorism or other intentional acts, outbreaks of disease, or earthquakes, floods or other natural disasters;
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

•The number, severity and timing of threat outbreaks and cyber security incidents;
•Loss of customers or strategic partners or the inability to acquire new customers or cross-sell our solutions;
•Changes in the mix or type of solutions and subscriptions sold and changes in consumer retention rates;
•The rate of adoption of new technologies and new releases of operating systems, and new business processes;
•Consumer confidence and spending changes;
•The outcome or impact of litigation, claims, disputes, regulatory inquiries or investigations;
•The impact of acquisitions (and our ability to achieve expected synergies or attendant cost savings), divestitures, restructurings, share repurchase, financings, debt repayments, equity investments and other investment activities;
•Changes in U.S. and worldwide economic conditions, such as economic recessions, the impact of inflation, fluctuations in foreign currency exchange rates including the weakening of foreign currencies relative to USD, which has and may in the future negatively affect our revenue expressed in USD, changes in interest rates, geopolitical conflicts, and other global macroeconomic factors on our operations and financial performance;
•The publication of unfavorable or inaccurate research reports about our business by cybersecurity industry analysts;
•The success of our ESG initiatives;
•Changes in tax laws, rules and regulations;
•Changes in tax rates, benefits and expenses; and
•Changes in consumer protection laws and regulations.
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
RISK RELATED TO TAXES
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
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's (OECD) base erosion and profit shifting project including recent proposals for a global minimum tax rate, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. OECD and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNE) with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of 15% for MNE with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two Directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Consolidated Financial Statements in the near term. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate;
•Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•Changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process;
•The ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for;
•The tax effects of, and tax planning and changes in tax rates related to significant infrequently occurring events (including acquisitions, divestitures and restructurings) that may cause fluctuations between reporting periods;
•Tax assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place; and

•Taxes arising in connection to changes in our workforce, corporate and legal entity structure or operations as they relate to tax incentives and tax rates.
From time to time, we receive notices that a tax authority in a particular jurisdiction believes that we owe a greater amount of tax than we have reported to such authority and we are consequently subject to tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Additionally, our ability to recognize the financial statement benefit of tax refund claims is subject to change based on a number of factors, including but not limited to, changes in facts and circumstances, changes in tax laws, correspondence with tax authorities, and the results of tax audits and related proceedings, which may take several years or more to resolve. If tax authorities disagree with certain tax reporting positions taken by us, as a result, they assess additional taxes against us. We are regularly engaged in discussions and sometimes disputes with these tax authorities. We ultimately sometimes have to engage in litigation to achieve the results reflected in our tax estimates, and such litigation can be time consuming and expensive. We regularly assess the likely outcomes of any audits in order to determine the appropriateness of our tax provision. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be materially and adversely affected.
Our corporate and legal entity structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.
We generally conduct our international operations through wholly-owned subsidiaries and are or may be required to report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The amount of taxes we pay in different jurisdictions may depend on a variety of factors including the application of the tax laws of those various jurisdictions (including the U.S.) to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The relevant taxing authorities have in the past and may in the future disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We maintain a cybersecurity program designed to protect our systems and data from information security risks, including regular oversight of our programs for security monitoring. Gen has a process for identifying and assessing material risks from cybersecurity threats on a regular basis that operates alongside our broader overall risk assessment process, covering all identified enterprise wide risks. Cybersecurity risk is reviewed quarterly with management and with the board of directors. In addition, we regularly perform evaluations (including independent third-party evaluations) of our security program and our information technology infrastructure and information security management systems. Our processes also address risk and identification of cybersecurity threat risks from our use of third-party service providers. This involves, among other things, conducting pre-engagement risk-based diligence, reviewing security and controls reports, implementing contractual security and notification provisions, and ongoing monitoring as needed.
Our information security management system is based upon industry frameworks. Our Chief Information Security Officer (CISO) leads our cybersecurity program, which includes the implementation of controls designed to align with these industry frameworks and applicable statutes and regulations. Our CISO has over 30 years of prior work experience in various roles involving managing information security programs, developing cybersecurity strategy, implementing effective information and cybersecurity initiatives and has been the Head of IT Audit, CISO and CIO at three other companies prior to Gen Digital. He has a Bachelor of Science in Computer Information Systems. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations quickly. In addition, employees participate in mandatory annual training and receive communications regarding the cybersecurity environment to increase awareness throughout the company. We also implemented an enhanced annual training program for specific specialized employee populations, including secure coding training.
Governance
The Technology and Cybersecurity Committee of the Board has direct oversight to the Company’s (1) technology strategy, initiatives, and investments and (2) key cybersecurity information technology risks against both internal and external threats. The Technology and Cybersecurity Committee is comprised entirely of independent directors, all of whom have experience related to information security issues or oversight and meets and reports to the Board on a quarterly basis. The Audit Committee, which is also comprised entirely of independent directors, considers cybersecurity information technology risks in connection with overseeing our enterprise risk management system, and reports to the Board on enterprise risk management matters on a quarterly basis. We have processes in place for management to report security instances to the Technology and Cybersecurity Committee and Audit Committee as they occur, if material, and to provide a summary multiple times per year of other incidents to the Technology and Cybersecurity Committee. Additionally, our CISO attends each Technology and Cybersecurity Committee meeting and meets regularly with the Board of Directors or the Audit Committee of the Board of Directors to brief them on technology and information security matters. We carry insurance that provides protection against some of the potential losses arising from a cybersecurity incident. In the last fiscal three years, we have not experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our solutions, systems, websites and the data on these sources have been in the past and may continue to be subject to cybersecurity events that could materially harm our reputation and future sales.” included as part of ”Risk Factors” in Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 18 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K which information is incorporated into this Item 3 by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GEN”. As of March 29, 2024, there were 3,148 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended March 29, 2024 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2019 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Gen Digital Inc., the S&P 500 Index
and the S&P Information Technology Index

$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
3/29/2019
4/3/2020
4/2/2021
4/1/2022
3/31/2023
3/29/2024
Gen Digital Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
Repurchases of our equity securities
Stock repurchases during the three months ended March 29, 2024 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
December 30, 2023 to January 26, 2024	—	$—	—	$729
January 27, 2024 to February 23, 2024	14	$21.37	14	$429
February 24, 2024 to March 29, 2024	—	$—	—	$429
Total number of shares repurchased	14		14

(1)     The number of shares repurchased is reported on trade date.
(2)    Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of March 29, 2024, we had $429 million remaining authorized to be completed in future periods with no expiration date. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs.

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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2024, 2023 and 2022 in this report refers to fiscal years ended March 29, 2024, March 31, 2023 and April 1, 2022, respectively, each of which was a 52-week year.
Financial summary
The following table provides our key financial metrics for fiscal 2024 compared with fiscal 2023:

	Fiscal Year
(In millions, except for per share amounts)	2024	2023
Net revenues	$3,812	$3,338
Operating income (loss)	$1,122	$1,227
Net income (loss)	$616	$1,349
Net income (loss) per share - diluted	$0.96	$2.16
Net cash provided by (used in) operating activities	$2,064	$757

	As of
(In millions)	March 29, 2024	March 31, 2023
Cash and cash equivalents	$846	$750
Contract liabilities	$1,806	$1,788
•Net revenues increased $474 million, primarily due to an additional five and a half months of revenue contribution from Avast, up $419 million as compared to the corresponding period, which was acquired during the second quarter of fiscal 2023 in September 2022, and higher sales in both our consumer security and identity and information protection products, partially offset by unfavorable foreign currency fluctuations.
•Operating income (loss) decreased $105 million, primarily due to an increase in legal accrual related to ongoing litigation and an increase in amortization of intangible assets recognized as a result of our acquisition of Avast. This is partially offset by the increase in net revenues discussed above and cost synergies post-acquisition.
•Net income (loss) decreased $733 million and net income per share decreased $1.20, primarily due by the absence of the income tax benefit as a result of a tax capital loss in fiscal 2023, decreased operating income discussed above and increased interest expense associated with our senior credit facilities and two senior notes.
•Cash and cash equivalents increased by $96 million compared to March 31, 2023, primarily due to cash generated from operating activities during fiscal 2024. This is offset by dividends paid to shareholders, voluntary prepayments of our Term B facility, a mandatory principal amortization payment of our Term A facility, and repurchases of our common stock.
•During fiscal 2024, we returned $1,947 million of capital back to shareholders and bondholders. This was achieved through the repurchase of 21 million shares of our common stock, totaling $441 million. Additionally, we paid out a total of $323 million in quarterly dividends and carried out $1,183 million in debt pay downs, including $950 million in voluntary prepayments applied exclusively to the Term B facility.
•During fiscal 2024, we increased net Direct customers by 0.9 million, increased monthly Direct ARPU by $0.15, and increased our Direct retention rate by 1%.
•During fiscal 2024, we received an $899 million income tax refund related to the filing of our fiscal 2023 tax return, which was recorded net of allowances as part of Other current assets in the Condensed Consolidated Balance Sheets as of March 31, 2023.

GLOBAL MACROECONOMIC CONDITIONS
Our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, changes in interest rates, as well as recession risks, any of which may persist for an extended period. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates. We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge certain foreign currency balance sheet exposure.
In addition, in early 2022, worldwide inflation began to increase. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly in 2022, resulting in an increase in our cost of debt. Although inflation rates slowed in 2023, global inflation remains high in 2024 and has impacted our results due to higher costs. Volatile market conditions related to geopolitical conflicts and other macroeconomic events have, at times, affected our results of operations and cash flows in non-material ways; however, geopolitical conflicts and other macroeconomic events may in the future materially impact our results of operations and cash flows. Due to our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all.
Inflation, interest rates and foreign exchange rates remained volatile in 2023 and fluctuations in these indicators are uncertain and could result in further adverse impacts to our reported results. For a further discussion of the potential impacts of the global macroeconomic conditions on our business, please see “Risk Factors” in Item 1A.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles in the U.S. requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates, judgements and assumptions on historical experience and on various other factors we believe to be reasonable under the circumstances. We evaluate our estimates, judgements and assumptions on a regular basis and make changes accordingly. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates, judgments and assumptions about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates, judgements or assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
Management believes the following critical accounting policies reflect the significant estimates used in the preparation of our Consolidated Financial Statements. A summary of our significant accounting policies is included in Note 1, and a description of recently adopted accounting pronouncements and our expectation of the impact on our Consolidated Financial Statements and disclosures are included in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
We use a two-step process to recognize liabilities for unrecognized tax benefits. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. There is judgement and complexity involved in assessing if the tax position is more likely than not. If we determine that the tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various outcomes. We re-evaluate these unrecognized tax benefits on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
RESULTS OF OPERATIONS
We have elected to omit discussion on the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for year-over-year comparisons of the results of operation between fiscal 2023 and fiscal 2022 as well as discussion of fiscal 2022 performance metrics and cash flow activity, all of which are incorporated herein by reference.
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2024	2023
Net revenues	100%	100%
Cost of revenues	19	18
Gross profit	81	82
Operating expenses:
Sales and marketing	19	20
Research and development	9	9
General and administrative	16	9
Amortization of intangible assets	6	5
Restructuring and other costs	1	2
Total operating expenses	51	46
Operating income (loss)	29	37
Interest expense	(18)	(12)
Other income (expense), net	0	(1)
Income (loss) before income taxes	12	24
Income tax expense (benefit)	(4)	(16)
Net income (loss)	16%	40%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2024	2023	2024 vs. 2023
Net revenues	$3,812	$3,338	14%
Fiscal 2024 compared to fiscal 2023
Net revenues increased $474 million, primarily due to a $388 million increase in sales of our consumer security products and a $88 million increase in sales of our identity and protection products. This was inclusive of $25 million of foreign exchange headwinds, primarily in our consumer security products and a $419 million increase from revenue contribution from Avast due to the additional five and a half months as compared to the corresponding period.
Performance Metrics
We regularly monitor a number of metrics in order to measure our current performance and estimate our future performance. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies. Our metrics may be calculated in a manner different than similar metrics used by other companies.
The following table summarizes supplemental key performance metrics for our solutions:

	Fiscal Year
(In millions, except for per user amounts and percentages)	2024	2023
Direct customer revenue (1)	$3,353	$2,933
Partner revenues	$396	$341
Total cyber safety revenues	$3,749	$3,274
Legacy revenues (2)	$63	$66
Direct customer count (at quarter-end)	39.1	38.2
Direct average revenue per user (ARPU) (3)	$7.25	$7.10
Retention rate	77%	76%

(1)    Non-GAAP Direct customer revenue differs from U.S. GAAP direct customer revenue in fiscal 2023 because it excludes a $2 million, reduction of revenue from contract liability purchase accounting adjustments. We believe that eliminating the impact of this adjustment improves the comparability of revenues between periods. In addition, although the adjustment amounts will never be recognized in our U.S. GAAP financial statements, we do not expect the acquisitions to affect the future renewal rates of revenues excluded by the adjustments.
(2)    Legacy revenues includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
(3)    Due to the close of the acquisition of Avast in the second quarter of fiscal 2023, the fiscal 2023 ARPU is based on the average ARPU for the second, third, and fourth quarter of fiscal 2023, but excludes the first quarter of fiscal 2023.
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
ARPU is calculated as estimated direct customer revenues for the period divided by the average direct customer count for the same period, expressed as a monthly figure. Non-GAAP estimated direct customer revenues and ARPU have limitations as analytical tools and should not be considered in isolation or as a substitute for U.S. GAAP estimated direct customer revenues or other U.S. GAAP measures. We monitor ARPU because it helps us understand the rate at which we are monetizing our consumer customer base.
Retention rate is defined as the percentage of direct customers as of the end of the period from one year ago who are still active as of the most recently completed fiscal period. We monitor the retention rate to evaluate the effectiveness of our strategies to improve renewals of subscriptions.
Net revenues by geographical region
Percentage of revenue by geographical region as presented below is based on the billing location of the customers.

	Fiscal Year (1)
	2024	2023
Americas	65%	67%
EMEA	24%	22%
APJ	11%	11%

(1)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for fiscal 2023 where we aligned allocation methodologies across similar product categories.
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
While the percentage of revenue by geographic region in fiscal 2024 remains primarily in the Americas, our acquisition of Avast has expanded our presence in countries in the EMEA region.

Cost of revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2024	2023	2024 vs. 2023
Cost of revenues	$731	$589	24%
Fiscal 2024 compared to fiscal 2023
Our cost of revenues increased $142 million, primarily due to a $93 million increase in the amortization of acquired intangible assets, a $29 million increase in revenue share costs, and a $18 million increase in payment processing fees as a result of higher billings.
Operating expenses

	Fiscal Year		% Change
(In millions, except for percentages)	2024	2023	2024 vs. 2023
Sales and marketing	$733	$682	7%
Research and development	332	313	6%
General and administrative	604	286	111%
Amortization of intangible assets	233	172	35%
Restructuring and other costs	57	69	(17)%
Total	$1,959	$1,522	29%
Our operating expenses increased in fiscal 2024 compared to fiscal 2023 primarily due to an increase in legal accruals and amortization of intangible assets. This was partially offset by a decrease in transaction and integration costs, in connection with our acquisition of Avast, which was completed during the second quarter of fiscal 2023.
Fiscal 2024 compared to fiscal 2023
Sales and marketing expense increased $51 million, due to a $32 million increase in advertising, a $9 million increase in occupancy and IT costs, and an $8 million increase in headcount and outside services.
Research and development expense increased $19 million, due to a $10 million increase in headcount and outside services and a $10 million increase in cloud hosting costs.
General and administrative expense increased $318 million, primarily due to a $388 million increase in legal accrual, of which $290 million is related to our litigation case with the Trustees of Columbia University in the City of New York (Columbia) and the corresponding legal fees, $52 million related to a legal accrual in the third quarter of fiscal 2024 and a $41 million reversal in legal accrual in the third quarter of fiscal 2023, both of which are related to the GSA litigation. This was partially offset by a $65 million decrease in acquisition and integration costs related to our acquisition of Avast.
Amortization of intangible assets increased $61 million as a result of the acquisition of Avast.
Restructuring and other costs decreased $12 million, primarily due a $10 million decrease in stock-based compensation expense. See Note 12 of the Notes to the Consolidated Financial Statements for details of the fiscal 2024 restructuring activities.
Non-operating income (expense), net

	Fiscal Year		$ Change
(In millions)	2024	2023	2024 vs. 2023
Interest expense	$(669)	$(401)	$(268)
Interest income	25	15	10
Foreign exchange gain (loss)	3	(8)	11
Gain (loss) on early extinguishment of debt	—	(9)	9
Gain (loss) on equity investments	(40)	(7)	(33)
Gain (loss) on sale of properties	9	—	9
Other	9	(13)	22
Non-operating income (expense), net	$(663)	$(423)	$(240)
Fiscal 2024 compared to fiscal 2023
Non-operating income (expense), net, increased $240 million, primarily due to an increase in interest expense associated with borrowings under our senior credit facilities (as defined below) and two senior notes, which were issued during the second quarter of fiscal 2023, and a $33 million increase in loss on equity investments related to the impairment of one of our non-marketable equity investments.

Provision for income taxes

	Fiscal Year
(In millions, except for percentages)	2024	2023
Income (loss) before income taxes	$459	$804
Income tax expense (benefit)	$(157)	$(545)
Effective tax rate	(34)%	(68)%
Fiscal 2024 compared to fiscal 2023
Our effective tax rate increased primarily due to a one-time income tax benefit as a result of a tax capital loss in fiscal 2023 partially offset by an income tax benefit as a result of an operational and legal entity restructuring in fiscal 2024. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about our unrecognized tax benefits.
The Organization for Economic Cooperation and Development (OECD) and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNE) with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of at least 15% for MNE with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Pillar Two directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic, and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Consolidated Financial Statements in the near term. We will continue to monitor and reflect the impact of such legislative changes in future Consolidated Financial Statements as appropriate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of March 29, 2024 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Item 1A.
Cash flows
The following table summarizes our cash flow activities in fiscal 2024 and 2023:

	Fiscal Year
(In millions)	2024	2023
Net cash provided by (used in):
Operating activities	$2,064	$757
Investing activities	$2	$(6,547)
Financing activities	$(1,961)	$4,681
Increase (decrease) in cash and cash equivalents	$96	$(1,137)
See Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by and used in operating activities in fiscal 2024 increased $1,307 million, primarily due to an income tax refund related to the filing of our fiscal 2023 tax return during the fourth quarter of fiscal 2024 and cash collections from revenue attributable to our acquisition of Avast during the second quarter of fiscal 2023.

Cash from investing activities
Our cash flows provided by and used in investing activities in fiscal 2024 increased $6,549 million, primarily related to the absence of the total cash consideration paid for our acquisition of Avast during the second quarter of fiscal 2023.
Cash from financing activities
Our cash flows provided by and used in financing activities in fiscal 2024 decreased $6,642 million, primarily due to lower repayments of debt and repurchases of common stock under our repurchase program and by the absence of proceeds from the issuance of debt during the fiscal 2023.
Fiscal 2024 reflects $1,183 million in voluntary prepayments and principal amortization payments of our Term Loans and mortgages and $441 million in repurchases of common stock. In contrast, fiscal 2023 reflects $8,954 million of aggregate proceeds: $3,910 million from Term A Facility, $3,690 million from Term B Facility, $900 million from the 6.75% Senior Notes and $600 million from the 7.125% Senior Notes, net of $146 million of debt issuance costs, offset by the $400 million repayment of our 3.95% Senior Notes, $1,010 million repayment of our Initial Term Loan, $703 million repayment of our Delayed Draw Term Loan, the settlement of the $525 million principal and $100 million equity rights associated with our New 2.0% Convertible Notes, $250 million prepayment of our Term B Facility, and $59 million mandatory amortization payments of our Term A and Term B Facility. Repurchases of common stock in fiscal 2023 were $904 million.
Cash and cash equivalents
As of March 29, 2024, we had cash and cash equivalents of approximately $846 million, of which $379 million was held by our foreign subsidiaries. Our cash and cash equivalents are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.
Debt
We have an undrawn revolving credit facility of $1,500 million, which expires in September 2027.
Stock repurchases
During the fiscal 2024 and 2023, we executed repurchases of 21 million and 40 million of our common stock under our existing stock repurchase program for an aggregate amount of $441 million and $904 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of March 29, 2024, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our debt.

(In millions)	March 29, 2024
Term Loans	$6,110
Senior Notes	2,600
Mortgage Loans	6
Total debt	$8,716
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of March 29, 2024, we were in compliance with all debt covenants. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding financial ratios and debt covenant compliance.
Dividends
On May 9, 2024, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2024. Any future dividends and dividend equivalents will be subject to the approval from our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of March 29, 2024, the remaining balance of our stock repurchase authorization is $429 million and does not have an expiration date. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.

Restructuring
In connection with the acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. During fiscal 2024, we made $41 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further cash flow information associated with our restructuring activities.
Significant contractual obligations
The following is a schedule of our principal commitments as of March 29, 2024. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

(In millions)	Short-Term Payments	Long-Term Payments	Total
Contractual obligations:
Debt (principal payments) (1)	$175	$8,541	$8,716
Interest payments on debt (2)	572	1,866	2,438
Purchase obligations (3)	324	186	510
Deemed repatriation taxes (4)	171	139	310
Operating leases (5)	15	42	57
Total	$1,257	$10,774	$12,031

(1)As of March 29, 2024, our total outstanding principal amount of indebtedness is comprised of $6,110 million in Term Loans, $2,600 million in Senior Notes and $6 million in mortgage loans. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our debt and debt covenants.
(2)Interest payments calculated based on the contractual terms of the related debt instruments. Interest on variable rate debt was calculated using the interest rate in effect as of March 29, 2024. Interest on variable rate debt may vary based on the performance of our interest rate swaps. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the term loans and senior notes.
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
(5)Payments for various non-cancelable operating lease agreements that expire on various dates through fiscal 2030. The amounts in the table above exclude expected sublease income. See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of March 29, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,346 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
Interest rate risk
As of March 29, 2024, we had $2,606 million in aggregate principal amount of fixed-rate Senior Notes, with a carrying amount and a fair value of $2,624 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of March 29, 2024, we also had $6,110 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $61 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $18 million increase or $18 million decrease in the fair values of our floating to fixed rate interest swaps at March 29, 2024.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Gen Digital. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of March 29, 2024, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting, as of March 29, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended March 29, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2024 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended March 29, 2024 (the 2024 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2024 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Insider trading arrangements and policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.01 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be included under the caption “Executive Compensation” in our 2024 Proxy Statement and is incorporated herein by reference (excluding the information under the subheading “Pay Versus Performance”).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG, LLP, Santa Clara, CA, Auditor Firm ID: 185.
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2024 Proxy Statement and is incorporated herein by reference.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gen Digital Inc. and subsidiaries (the Company) as of March 29, 2024 and March 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 29, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2024 and March 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 29, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Sufficiency of audit evidence over net revenues
As discussed in Note 1 to the consolidated financial statements, the Company’s net revenues are principally derived from the sale of products and services directly to end-user customers through multiple partner distribution channels. The processing of customer orders through to the determination of net revenues to be recognized is reliant upon multiple information technology (IT) systems. The Company recorded $3,812 million of net revenues for the year ended March 29, 2024.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net revenues. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to IT. We involved IT professionals with specialized skills and knowledge, who assisted in identifying and testing key IT configuration and IT interface controls for the various systems processing and recording revenue transactions. For a sample of transactions, we assessed the recorded revenue by comparing cash receipts to the revenue recognized. We evaluated the sufficiency of audit evidence obtained over net revenues by assessing the results of procedures performed.
Assessment of uncertain tax positions
As discussed in Notes 1 and 13 to the consolidated financial statements, as of March 29, 2024, the Company recognized unrecognized tax benefits. The Company evaluates uncertain tax positions to determine whether it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. As of March 29, 2024, the Company has a liability for gross unrecognized tax benefits of $1,163 million.
We identified the assessment of uncertain tax positions as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s determination of uncertain tax positions, which included assessing the Company’s interpretation and application of tax laws globally across multiple jurisdictions.
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
Santa Clara, California
May 15, 2024

GEN DIGITAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	March 29, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$846	$750
Accounts receivable, net	163	168
Other current assets	334	284
Assets held for sale	15	31
Total current assets	1,358	1,233
Property and equipment, net	72	76
Intangible assets, net	2,638	3,097
Goodwill	10,210	10,217
Other long-term assets	1,494	1,324
Total assets	$15,772	$15,947
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66	$77
Accrued compensation and benefits	78	102
Current portion of long-term debt	175	233
Contract liabilities	1,730	1,708
Other current liabilities	599	729
Total current liabilities	2,648	2,849
Long-term debt	8,429	9,529
Long-term contract liabilities	76	80
Deferred income tax liabilities	261	395
Long-term income taxes payable	1,490	820
Other long-term liabilities	671	74
Total liabilities	13,575	13,747
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 623 and 640 shares issued and outstanding as of March 29, 2024 and March 31, 2023, respectively	2,227	2,800
Accumulated other comprehensive income (loss)	11	(15)
Retained earnings (accumulated deficit)	(41)	(585)
Total stockholders’ equity (deficit)	2,197	2,200
Total liabilities and stockholders’ equity (deficit)	$15,772	$15,947
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	March 29, 2024	March 31, 2023	April 1, 2022
Net revenues	$3,812	$3,338	$2,796
Cost of revenues	731	589	408
Gross profit	3,081	2,749	2,388
Operating expenses:
Sales and marketing	733	682	622
Research and development	332	313	253
General and administrative	604	286	392
Amortization of intangible assets	233	172	85
Restructuring and other costs	57	69	31
Total operating expenses	1,959	1,522	1,383
Operating income (loss)	1,122	1,227	1,005
Interest expense	(669)	(401)	(126)
Other income (expense), net	6	(22)	163
Income (loss) before income taxes	459	804	1,042
Income tax expense (benefit)	(157)	(545)	206
Net income (loss)	$616	$1,349	$836

Net income (loss) per share - basic	$0.97	$2.20	$1.44
Net income (loss) per share - diluted	$0.96	$2.16	$1.41

Weighted-average shares outstanding:
Basic	637	614	581
Diluted	642	624	591
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	March 29, 2024	March 31, 2023	April 1, 2022
Net income (loss)	$616	$1,349	$836
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	10	(11)	(51)
Net unrealized gain (loss) on interest rate derivative instruments	16	—	—
Other comprehensive income (loss), net of taxes	26	(11)	(51)
Comprehensive income (loss)	$642	$1,338	$785
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 2, 2021	580	$2,229	$47	$(2,776)	$(500)
Net income (loss)	—	—	—	836	836
Other comprehensive income (loss), net of taxes	—	—	(51)	—	(51)
Common stock issued under employee stock incentive plans	3	14	—	—	14
Shares withheld for taxes related to vesting of stock units	(1)	(16)	—	—	(16)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(294)	—	—	(294)
Stock-based compensation	—	70	—	—	70
Extinguishment of convertible debt	—	(152)	—	—	(152)
Balance as of April 1, 2022	582	1,851	(4)	(1,940)	(93)
Net income (loss)	—	—	—	1,349	1,349
Other comprehensive income (loss), net of taxes	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	5	12	—	—	12
Shares withheld for taxes related to vesting of stock units	(1)	(19)	—	—	(19)
Repurchases of common stock	(40)	(904)	—	—	(904)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(308)	—	—	(308)
Stock-based compensation	—	134	—	—	134
Extinguishment of convertible debt	—	(100)	—	—	(100)
Cumulative effect adjustment from adoption of ASU 2020-06 (1)	—	(7)	—	6	(1)
Acquisition consideration	94	2,141	—	—	2,141
Balance as of March 31, 2023	640	2,800	(15)	(585)	2,200
Net income (loss)	—	—	—	616	616
Other comprehensive income (loss), net of taxes	—	—	26	—	26
Common stock issued under employee stock incentive plans	6	12	—	—	12
Shares withheld for taxes related to vesting of stock units	(2)	(26)	—	—	(26)
Repurchases of common stock (2)	(21)	(444)	—	—	(444)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(253)	—	(72)	(325)
Stock-based compensation	—	138	—	—	138
Balance as of March 29, 2024	623	$2,227	$11	$(41)	$2,197

(1)     Effective on April 2, 2022, we adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method.
(2)    Amount includes excise tax on share repurchases.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	March 29, 2024	March 31, 2023	April 1, 2022
OPERATING ACTIVITIES:
Net income	$616	$1,349	$836
Adjustments:
Amortization and depreciation	485	329	140
Impairments and write-offs of current and long-lived assets	(3)	25	13
Stock-based compensation expense	138	134	70
Deferred income taxes	(991)	(145)	(81)
Loss (gain) on extinguishment of debt	—	9	3
Gain on sale of properties	(9)	—	(175)
Non-cash operating lease expense	18	23	20
Impairment on non-marketable equity investments	40	—	—
Other	22	2	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	7	11	(9)
Accounts payable	(12)	(8)	10
Accrued compensation and benefits	(24)	(6)	(26)
Contract liabilities	35	(5)	67
Income taxes payable	446	(128)	(78)
Other assets	864	(696)	(7)
Other liabilities	432	(137)	190
Net cash provided by (used in) operating activities	2,064	757	974
INVESTING ACTIVITIES:
Purchases of property and equipment	(20)	(6)	(6)
Payments for acquisitions, net of cash acquired	—	(6,547)	(39)
Proceeds from the maturities and sales of short-term investments	—	4	15
Proceeds from the sale of properties	25	—	355
Other	(3)	2	1
Net cash provided by (used in) investing activities	2	(6,547)	326
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(1,183)	(3,047)	(541)
Proceeds from issuance of debt, net of issuance costs	—	8,954	512
Net proceeds from sales of common stock under employee stock incentive plans	12	12	14
Tax payments related to vesting of stock units	(26)	(20)	(15)
Dividends and dividend equivalents paid	(323)	(314)	(303)
Repurchases of common stock	(441)	(904)	—
Net cash provided by (used in) financing activities	(1,961)	4,681	(333)
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(28)	(13)
Change in cash and cash equivalents	96	(1,137)	954
Beginning cash and cash equivalents	750	1,887	933
Ending cash and cash equivalents	$846	$750	$1,887
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
On September 12, 2022, we completed our acquisition of Avast, plc (Avast). Avast has been included in our Consolidated Statements of Operations since the acquisition date. See Note 4 for further information about this business combination.
Basis of presentation
The accompanying Consolidated Financial Statements of Gen Digital Inc. and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2024, 2023 and 2022 in this report refers to fiscal years ended March 29, 2024, March 31, 2023 and April 1, 2022, respectively, each of which was a 52-week year.
Use of estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including assessing of unrecognized tax benefits, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollars, our reporting currency, changes in interest rates, Russia’s invasion of Ukraine, and the Israel-Hamas conflict, and such differences may be material to the Consolidated Financial Statements.
Significant Accounting Policies
With the exception of those discussed in Note 2, there were no material changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that were applicable or adopted by us during fiscal 2024.
Revenue recognition
We sell products and services directly to end-users and through multiple partner distribution channels. Revenue recognition begins when we transfer control of the promised products or services to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for such products or services. Our customer definition aligns with the control principles as outlined under Accounting Standards Codification (ASC) 606. Performance periods are generally one year or less, and payments are generally collected up front. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.
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
We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. Reserves for rebates, recorded in Other current liabilities, were $4 million as of March 29, 2024 and March 31, 2023. For products that include content updates and services, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.

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
We therefore consider the software license and related support obligations a single, combined performance obligation with revenue recognized over time as our solutions are delivered. Revenue from services is recognized as services are completed or ratably over the contractual period.
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
Non-marketable investments. Our non-marketable investments consist of equity investments in privately-held companies without a readily determinable fair value. We primarily measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. We may elect to measure certain investments at fair value, for which we utilize third-party valuation specialists at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate a change in the fair value of the investment. Gains and losses on these investments, whether realized or unrealized, are recognized in Other income (expense), net in our Consolidated Statements of Operations.
We assess the recoverability of our non-marketable investments by reviewing various indicators of impairment. If indicators are present, a fair value measurement is made by performing a discounted cash flow analysis of the investment. We immediately recognize the impairment to our non-marketable equity investments if the carrying value exceeds the fair value.
Accounts receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts or expected credit losses to reserve for expected uncollectible receivables. We review our accounts receivable by aging category to identify specific customers with known disputes or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we use judgment based on our historical collection experience and current economic trends as well as reasonable and supportable forecasts of future economic conditions.

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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of March 29, 2024 and March 31, 2023, capitalized costs, net of amortization, were $5 million and $6 million, respectively.
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
In fiscal 2024, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required.

Long-lived assets
In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, finite-lived trade names and indefinite-lived trade names. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from 1 to 10 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and certain trade names is recognized in operating expenses. Indefinite-lived intangible assets are not subject to amortization but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
In fiscal 2024, based on our qualitative and quantitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of long-lived assets, and further quantitative testing was not required.
Contract liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Certain arrangements include terms that allow the customer to terminate the contract and receive a refund for a period of time. In these arrangements, we have concluded there are no enforceable rights and obligations during the period in which the option to cancel is exercisable by the customer, and therefore the consideration received or due from the customer is recorded as a customer deposit liability.
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
We also assess the likelihood that deferred tax assets will be realized from future taxable income and based on weighting positive and negative evidence, we will assess and determine the need for a valuation allowance, if required. The determination of our valuation allowance involves assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to Income tax expense (benefit) in our Consolidated Statements of Operations.

We record accruals for unrecognized tax benefits when we believe that it is not more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We also record accruals for unrecognized tax benefits at the largest amount that is greater than 50% likely of being realized based on the technical merits of the position. We adjust these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of adjustments for unrecognized tax benefits as well as any related interest and penalties.
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
The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights, except for the 4 million unvested RSUs assumed as part of our acquisition of Avast. We use the Black-Scholes model to determine the fair value of stock options and the fair value of rights to acquire shares of common stock under our ESPP. The Black-Scholes valuation model incorporates a number of variables, including our expected stock price volatility over the expected life of the awards, actual and projected employee exercise and forfeiture behaviors, risk-free interest rates and expected dividends. If we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life, we estimate the expected life of the stock option awards granted based on its expected term using the simplified method available under U.S. GAAP.
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
Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer and to any one country. A majority of our trade receivables are derived from sales to E-commerce partners and retailers. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable, are as follows:

	March 29, 2024	March 31, 2023
E-commerce partner A	13%	13%
E-commerce partner B	11%	14%
Advertising and other promotional costs
Advertising and other promotional costs are expensed as incurred, and are recorded in sales and marketing expenses. These costs totaled $438 million, $405 million, and $423 million for fiscal 2024, 2023 and 2022, respectively.
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

Note 2. Recent Accounting Standards
Recently issued authoritative guidance not yet adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this guidance will have a material impact on our Consolidated Financial Statements and disclosures.
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
During the first quarter of fiscal 2022, we completed the sale of certain land and buildings in Mountain View, California for cash consideration of $355 million, net of selling costs, and recognized a gain of $175 million on the sale.
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
We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. As of March 29, 2024, this property remains classified as assets held for sale. During fiscal 2024, there were no impairments because the fair value of the property less costs to sell either equals or exceeds its carrying value.
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
Our estimates and assumptions were subject to refinement within the measurement period, which ended during the second quarter of fiscal 2024. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. During fiscal 2024, we recorded measurement period adjustments resulting in a net decrease to goodwill of $14 million, resulting from updated information regarding deferred tax liabilities, which resulted in a decrease of $14 million of long-term deferred tax liabilities.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the year ended March 31, 2023 and April 1, 2022, as if the acquisition had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022
Net revenues	$3,804	$3,737
Net income (loss)	$1,133	$242
The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2022.
Note 5. Revenues
Contract liabilities
During fiscal 2024 and 2023, we recognized $1,671 million and $1,213 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of March 29, 2024, we had $1,209 million of remaining performance obligations, excluding customer deposit liabilities of $597 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 1 for a description of our revenue recognition policy and Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of April 1, 2022	$2,873
Acquisition of Avast	7,265
Purchase accounting adjustments	84
Translation adjustments	(5)
Balance as of March 31, 2023	10,217
Purchase accounting adjustments	(14)
Translation adjustments	7
Balance as of March 29, 2024	$10,210
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	March 29, 2024			March 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,642	$(773)	$869	$1,641	$(549)	$1,092
Developed technology	1,343	(388)	955	1,462	(279)	1,183
Other	90	(15)	75	91	(8)	83
Total finite-lived intangible assets	3,075	(1,176)	1,899	3,194	(836)	2,358
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,814	$(1,176)	$2,638	$3,933	$(836)	$3,097
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Customer relationships and other	$233	$172	$85	Operating expenses
Developed technology	229	136	39	Cost of revenues
Total	$462	$308	$124
As of March 29, 2024, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	March 29, 2024
2025	$401
2026	395
2027	382
2028	379
2029	249
Thereafter	93
Total	$1,899
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	March 29, 2024	March 31, 2023
Cash	$408	$576
Cash equivalents	438	174
Total cash and cash equivalents	$846	$750

Accounts receivable, net:

(In millions)	March 29, 2024	March 31, 2023
Accounts receivable	$165	$169
Allowance for doubtful accounts	(2)	(1)
Accounts receivable, net	$163	$168
Other current assets:

(In millions)	March 29, 2024	March 31, 2023
Prepaid expenses	$142	$122
Income tax receivable and prepaid income taxes	174	123
Other tax receivable	1	16
Other	17	23
Total other current assets	$334	$284
Property and equipment, net:

(In millions)	March 29, 2024	March 31, 2023
Land	$13	$13
Computer hardware and software	491	498
Office furniture and equipment	16	17
Buildings	28	28
Building and leasehold improvements	35	28
Construction in progress	1	1
Total property and equipment, gross	584	585
Accumulated depreciation and amortization	(512)	(509)
Total property and equipment, net	$72	$76
Depreciation and amortization expense of property and equipment was $23 million, $21 million, and $16 million in fiscal 2024, 2023 and 2022, respectively.
Other long-term assets:

(In millions)	March 29, 2024	March 31, 2023
Non-marketable equity investments	$136	$176
Long-term income tax receivable and prepaid income taxes	11	669
Deferred income tax assets	1,215	353
Operating lease assets	45	43
Long-term prepaid royalty	21	36
Other	66	47
Total other long-term assets	$1,494	$1,324
Short-term contract liabilities:

(In millions)	March 29, 2024	March 31, 2023
Deferred revenue	$1,133	$1,153
Customer deposit liabilities	597	555
Total short-term contract liabilities	$1,730	$1,708

Other current liabilities:

(In millions)	March 29, 2024	March 31, 2023
Income taxes payable	$198	$172
Other taxes payable	72	76
Accrued legal fees	103	284
Accrued royalties	52	48
Accrued interest	78	27
Current operating lease liabilities	13	26
Other accrued liabilities	83	96
Total other current liabilities	$599	$729
Other long-term liabilities:

(In millions)	March 29, 2024	March 31, 2023
Long-term accrued legal fees	$586	$—
Long-term operating lease liabilities	38	31
Other	47	43
Total other long-term liabilities	$671	$74
Long-term income taxes payable:

(In millions)	March 29, 2024	March 31, 2023
Unrecognized tax benefits (including interest and penalties)	$1,346	$509
Deemed repatriation tax payable	139	310
Other long-term income taxes	5	1
Total long-term income taxes payable	$1,490	$820
Other income (expense), net:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Interest income	$25	$15	$—
Foreign exchange gain (loss) (1)	3	(8)	(2)
Gain (loss) on early extinguishment of debt	—	(9)	(3)
Gain (loss) on equity investments	(40)	(7)	(7)
Gain (loss) on sale of properties	9	—	175
Other	9	(13)	—
Total other income (expense), net	$6	$(22)	$163

(1)    We recognize foreign currency remeasurement adjustments on unrecognized tax benefits and deferred taxes as a component of Income tax expense (benefit) in our Consolidated Statements of Operations. Foreign currency remeasurement adjustments recognized in Income tax expense (benefit) were ($27) million, ($18) million, and ($19) million for fiscal 2024, 2023 and 2022, respectively.
Supplemental cash flow information:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Income taxes paid (received), net	$(476)	$456	$356
Interest expense paid	$607	$390	$120
Cash paid for amounts included in the measurement of operating lease liabilities	$24	$26	$27
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$23	$35
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(20)	$31	$17
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$1	$1
Extinguishment of debt with borrowings from same creditors	$—	$—	$494
Non-cash consideration for the acquisition of Avast	$—	$2,141	$—

Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	March 29, 2024			March 31, 2023
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$438	$438	$—	$174	$174	$—
Interest rate swaps (1)	16	—	16	—	—	—
Total	$454	$438	$16	$174	$174	$—

(1) The fair value of our interest rate swaps is less than $1 million as of March 31, 2023.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of March 29, 2024 and March 31, 2023, the carrying value of our non-marketable equity investments was $136 million and $176 million, respectively. During fiscal 2024, we recognized $40 million in impairment on our non-marketable equity investments.
Current and long-term debt
As of March 29, 2024 and March 31, 2023, the total fair value of our current and long-term fixed rate debt was $2,624 million and $2,593 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain of our facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2030. Our leases generally have terms that range from 1 year to 8 years for our facilities, 1 year to 4 years for equipment and 1 year to 5 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
The following summarizes our lease costs for fiscal 2024, 2023 and 2022:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Operating lease costs	$12	$16	$16
Short-term lease costs	3	2	2
Variable lease costs	6	8	6
Total lease costs	$21	$26	$24
Other information related to our operating leases for fiscal 2024, 2023 and 2022 was as follows:

	Year Ended
	March 29, 2024	March 31, 2023	April 1, 2022
Weighted-average remaining lease term	4.6 years	2.8 years	4.7 years
Weighted-average discount rate	5.35%	4.38%	4.04%
See Note 7 for cash flow information related to our operating leases.
As of March 29, 2024, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2025	$15
2026	12
2027	12
2028	7
2029	6
Thereafter	5
Total lease payments	57
Less: Imputed interest	(6)
Present value of lease liabilities	$51

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	March 29, 2024	March 31, 2023	Effective Interest Rate
5.0% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,666	3,861	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,444	3,431	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	3	4	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	8,716	9,899
Less: unamortized discount and issuance costs	(112)	(137)
Total debt	8,604	9,762
Less: current portion	(175)	(233)
Total long-term debt	$8,429	$9,529

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
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus CSA plus 2.00%.
The interest rates for the outstanding term loans are as follows:

	March 29, 2024	March 31, 2023
Term A Facility due September 12, 2027	7.18%	6.66%
Term B Facility due September 12, 2029	7.43%	6.91%
As of March 29, 2024, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2025	$175
2026	1,392
2027	233
2028	4,017
2029	38
Thereafter	2,861
Total future maturities of debt	$8,716
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

The principal amounts of Term A Facility must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and both Term Loan facilities without penalty. As of March 29, 2024, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts.
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
In addition, the Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of March 29, 2024 we were in compliance with all debt covenants.
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
Convertible Senior Notes
On August 15, 2022, we settled the $525 million principal and conversion rights of our New 2.0% Convertible Notes in cash. The aggregate settlement amount of $630 million was based on $20.41 per underlying share into which the New 2.0% Convertible Notes were convertible. In addition, we paid $5 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $100 million. As of March 29, 2024, we have extinguished all remaining convertible debt instruments.
The following table sets forth total interest expense recognized related to our convertible notes:

	Year Ended
(In millions)	March 31, 2023	April 1, 2022
Contractual interest expense	$4	$12
Amortization of debt discount and issuance costs	$—	$4
Payments in lieu of conversion price adjustments (1)	$1	$8

(1)    Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
During fiscal 2024, we did not recognize any interest expense related to our Convertible Senior Notes as they were settled during the second quarter of fiscal year 2023.

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
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of March 29, 2024 and March 31, 2023:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Foreign exchange contracts not designated as hedging instrument (1)	$345	$291	$—	$—	$—	$—
Interest rate swap contract designed as cash flow hedge	1,000	1,000	16	1	—	2
Total	$1,345	$1,291	$16	$1	$—	$2

(1)    The fair values of the foreign exchange contracts are less than $1 million as of March 29, 2024 and March 31, 2023.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023
Interest rate swap contracts designated as cash flow hedge	$(32)	$—
The effect of our interest rate on AOCI was immaterial during fiscal 2023. We did not have any interest rate swaps during fiscal 2022.
The related gain (loss) recognized in our Consolidated Statements of Operations was as follows:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Foreign exchange contracts not designated as hedging instrument	$(7)	$(7)	$(7)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedge	16	—	—	Interest expense
Total	$9	$(7)	$(7)
As of March 29, 2024, we estimate that $12 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.

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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by fiscal 2025. As of March 29, 2024, we have incurred costs of $125 million related to the September 2022 Plan.
December 2020 Plan
In December 2020, our Board of Directors approved a restructuring plan (the December 2020 Plan) to consolidate facilities and reduce operating costs in connection with our acquisition of Avira. These actions were completed in fiscal 2022. Any remaining costs or adjustments are immaterial. We incurred total costs of $24 million under the December 2020 Plan.
Restructuring summary
Our activities and liability balances related to our September 2022 Plan are presented in the tables below:

(In millions)	Liability Balance as of March 31, 2023	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of March 29, 2024
Severance and termination benefit costs	$7	$42	$(29)	$—	$20
Contract cancellation charges	—	5	(5)	—	—
Stock-based compensation charges	—	1	—	(1)	—
Asset write-offs	—	1	—	(1)	—
Other exit and disposal costs	—	7	(7)	—	—
Total	$7	$56	$(41)	$(2)	$20
The restructuring liabilities are included in Other current liabilities in our Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Severance and termination benefit costs	$42	$40	$5
Contract cancellation charges	5	2	3
Stock-based compensation charges	1	11	—
Asset write-offs and impairments	1	4	5
Other exit and disposal costs	8	12	18
Total restructuring and other	$57	$69	$31
Occasionally, we incur costs related to past restructuring plans. These charges were immaterial during fiscal 2024.

Note 13. Income Taxes
The components of our income (loss) before income taxes are as follows:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Domestic	$78	$350	$791
International	381	454	251
Income (loss) before income taxes	$459	$804	$1,042
The components of income tax expense (benefit) are as follows:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Current:
Federal	$201	$(479)	$217
State	43	(28)	50
International	579	99	20
Total	823	(408)	287
Deferred:
Federal	(727)	(111)	(42)
State	(133)	(10)	(6)
International	(120)	(16)	(33)
Total	(980)	(137)	(81)
Income tax expense (benefit)	$(157)	$(545)	$206
The U.S. federal statutory income tax rates we have applied for fiscal 2024, 2023 and 2022 are as follows:

	Year Ended
	March 29, 2024	March 31, 2023	April 1, 2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Federal statutory tax expense (benefit)	$96	$169	$219
State taxes, net of federal benefit	—	1	33
Foreign earnings taxed at other than the federal rate	(22)	(11)	(47)
Nondeductible expenses	48	20	—
Federal research and development credit	(6)	(5)	(4)
Valuation allowance increase (decrease)	(4)	(33)	2
Change in unrecognized tax benefits	338	163	(2)
Tax interest and penalties	129	13	13
Stock-based compensation	17	9	7
US tax on foreign earnings	20	12	12
Return to provision adjustment	—	1	(8)
Foreign exchange loss (gain)	(28)	(17)	(19)
Capital loss	(44)	(910)	—
Legal entity restructuring	(719)	42	—
Other, net	18	1	—
Income tax expense (benefit)	$(157)	$(545)	$206

The principal components of deferred tax assets and liabilities are as follows:

(In millions)	March 29, 2024	March 31, 2023
Deferred tax assets:
Tax credit carryforwards	$27	$24
Net operating loss carryforwards of acquired companies	60	60
Interest	63	37
Other accruals and reserves not currently tax deductible	332	95
Goodwill	517	—
Capitalized research and experimental expenditures	82	46
Loss on investments not currently tax deductible	60	68
Other	56	97
Gross deferred tax assets	1,197	427
Valuation allowance	(93)	(97)
Deferred tax assets, net of valuation allowance	1,104	330
Deferred tax liabilities:
Intangible assets	(127)	(328)
Unremitted earnings of foreign subsidiaries	(14)	(15)
Other	(9)	(20)
Deferred tax liabilities	(150)	(363)
Net deferred tax assets (liabilities)	$954	$(33)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.
The valuation allowance provided against our deferred tax assets as of March 29, 2024 of $93 million is provided primarily against state and foreign capital loss carryforwards and certain tax credits.
As of March 29, 2024, we have U.S. federal net operating losses attributable to various acquired companies of approximately $192 million, of which $28 million begins to expire in fiscal 2025 and $164 million has an indefinite life. The net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $133 million. If not used, our U.S. state net operating losses will expire between fiscal 2033 and 2038. In addition, we have foreign net operating loss carryforwards of approximately $14 million.
In assessing the realizability of our gross deferred tax assets, we consider both the positive and negative evidence of future taxable income to support utilization. We considered the following: historical cumulative book income, as measured by the current and prior two years; historical taxable income; and future reversals of taxable temporary differences. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the gross deferred tax assets as of March 29, 2024, are realizable on a “more likely than not” basis.
In fiscal 2023 as part of Avast integration plan we undertook a legal entity and operational restructuring that resulted in tax capital losses. The capital losses were carried back to the fiscal 2020 tax return to offset a capital gain, which resulted in a tax refund on our federal and state tax returns for the 2020 tax year. We have filed claims for all federal and state refunds for a total amount of $954 million. As of March 29, 2024, we have received $899 million in federal refunds and $2 million in state refunds related to the carryback claim. As part of this process, we had recorded a net tax receivable in an amount less than the $954 million, due to the complexity of applying evolving tax laws and uncertainties with respect to sustaining our refunds claims, the success of which we believe is more likely than not. This net amount takes into account our best estimate of the likely outcome of the refund claim given the information available to us at this time. Our ability to recognize the financial statement benefit of the refund claim is subject to change based on a number of factors, including but not limited to, changes in facts and circumstances, changes in tax laws, correspondence with both IRS and State tax authorities, and the results of tax audits and related proceedings, which may take several years or more to resolve. We intend to vigorously defend our position if challenged by the tax authorities and will contest any proposed adjustments. If we are not able to resolve any proposed adjustments at the examination level, we plan to pursue all available administrative and, if necessary, judicial remedies. If we do not ultimately prevail on some or all of the components of our position, we would be required to pay the IRS and the states some or all of any cash tax refund, along with interest on such amount, and penalties, if assessed. As with all actual and potential tax audits and related proceedings, there can be no assurances on the final outcome. To the extent the final outcome is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our Consolidated Balance Sheets and Statements of Operations.
In the second quarter of fiscal 2024, as part of the Avast integration plan, which geographically realigned and simplified our business, we undertook a legal entity and operational restructuring. As part of that process, we distributed certain assets within the legal entity operating structure and as a result, we recorded a net tax benefit of $285 million in fiscal 2024. Differences between the final outcome and recorded amounts will impact the provision for income taxes in the period in which such a determination is made and could have a material impact on our Consolidated Balance Sheets and Statements of Operations in future years.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Balance at beginning of year	$710	$527	$548
Settlements with tax authorities	(8)	(2)	—
Lapse of statute of limitations	(14)	(96)	(34)
Increase related to prior period tax positions	47	9	16
Decrease related to prior period tax positions	(9)	(15)	(11)
Increase related to current year tax positions	467	259	8
Increase due to acquisition	—	28	—
Increase (decrease) related to foreign currency exchange rates	(30)	—	—
Balance at end of year	$1,163	$710	$527
There was a change of $453 million in gross unrecognized tax benefits during the year ended March 29, 2024, as disclosed above, mainly on account of a legal entity and operational restructuring. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions and state income taxes.
Of the total unrecognized tax benefits at March 29, 2024, $1,007 million, if recognized, would affect our effective tax rate.
We recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At March 29, 2024, before any tax benefits, we had $225 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $43 million for fiscal 2024. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are U.S. federal, Ireland, and the Czech Republic. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2018 through 2022 remain subject to examination by the IRS for U.S. federal tax purposes. Our fiscal years 2018 through 2020 are currently under examination by the IRS. Our 2020 through 2022 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Our 2016 through 2022 fiscal years remain subject to examination by the appropriate governmental agencies for Czech tax purposes.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of these matters involves multiple tax periods and jurisdictions, it is reasonably possible that the gross unrecognized tax benefits related to these audits could significantly change (whether by payment, release, or a combination of both) in the next 12 months; however, an estimate of this range cannot be made. Depending on the nature of the settlement or expiration of statutes of limitations, it could affect our income tax provision and therefore benefit the resulting effective tax rate.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. or are exempted from further taxation. As of March 29, 2024, the tax liability recorded on the undistributed earnings is approximately $14 million.
Note 14. Stockholders' Equity
Dividends
On May 9, 2024, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in June 2024. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of March 29, 2024, we had $429 million remaining under the authorization to be completed in future periods with no expiration date. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs.

The following table summarizes activity related to our stock repurchase program during the years ended March 29, 2024 and March 31, 2023:

	Year Ended
(In millions, except per share amounts)	March 29, 2024	March 31, 2023
Number of shares repurchased	21	40
Average price per share	$20.87	$22.63
Aggregate purchase price	$441	$904
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Interest Rate Derivative	Total
Balance as of April 1, 2022	$(4)	$—	$(4)
Other comprehensive income (loss), net of taxes	(11)	—	(11)
Balance as of March 31, 2023	(15)	—	(15)
Other comprehensive income (loss), net of taxes	10	16	26
Balance as of March 29, 2024	$(5)	$16	$11
Note 15. Stock-Based Compensation and Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We maintain the 2013 Equity Incentive Plan (the 2013 Plan), under which awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended, our stockholders have approved and reserved 82 million shares of common stock for issuance under the 2013 Plan. Stock options granted under the 2013 Plan expire no more than 10 years from the date of grant.
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
As of March 29, 2024, 3 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
RSUs

(In millions, except per share and year data)	Number of Share	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	9	$22.45
Granted	5	$17.42
Vested	(5)	$22.30
Forfeited	(1)	$20.84
Outstanding as of March 29, 2024	8	$19.39
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2024, 2023 and 2022 was $17.42, $22.38, and $22.53, respectively. The total fair value of RSUs released in fiscal 2024, 2023 and 2022 was $85 million, $74 million, and $57 million, respectively, which represents the market value of our common stock on the date the RSUs were released.

PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested as of March 31, 2023	5	$27.93
Granted	2	$22.83
Vested	(2)	$28.24
Forfeited (1)	—	$28.49
Outstanding and unvested as of March 29, 2024	5	$26.02

(1)    The number of shares is less than 1 million.
The total fair value of PRUs released in fiscal 2024, 2023 and 2022 was $20 million, $5 million, and $0 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period. PRUs granted in fiscal 2024, 2023 and 2022 contain a combination of our company’s performance and market conditions. The performance conditions are based on the achievement of specified two-year non-GAAP financial metrics. The market conditions are based on the achievement of our relative total shareholder return over a three- and five-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.
Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	March 29, 2024	March 31, 2023	April 1, 2022
Expected term	2.9 years	3.3 years	3.9 years
Expected volatility	31.5%	34.8%	37.6%
Risk-free interest rate	3.5%	3.4%	1.0%
Expected dividend yield	—%	1.3%	—%
Weighted-average grant date fair value of PRUs	$22.83	$27.07	$28.68
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
As of March 29, 2024, 39 million shares have been issued under this plan and 31 million shares remained available for future issuance.
The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Shares issued under the ESPP	1	1	1
Proceeds from issuance of shares	$12	$12	$13
The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2024, 2023 and 2022 was $5.45 per share, $6.04 per share, and $6.77 per share, respectively.
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the 4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of March 29, 2024 and March 31, 2023, current dividends payable related to DER was $4 million and $5 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $4 million and $2 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
No award was modified in fiscal 2024, 2023 and 2022.

Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Cost of revenues	$4	$3	$2
Sales and marketing	36	34	19
Research and development	39	31	19
General and administrative	58	55	30
Restructuring and other costs	1	11	—
Total stock-based compensation expense	$138	$134	$70
Income tax benefit for stock-based compensation expense	$(16)	$(20)	$(11)
As of March 29, 2024, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $186 million, which will be recognized over an estimated weighted-average amortization period of 1.8 years.
Other employee benefit plans
401(k) plan
We maintain a salary deferral 401(k) plan for all of our U.S. employees. This plan allows employees to contribute their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match the first 3.5% of a participant’s eligible compensation up to $6,000 in a calendar year. Our employer matching contributions to the 401(k) plan were as follows:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
401(k) matching contributions	$4	$4	$3
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
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	March 29, 2024	March 31, 2023	April 1, 2022
Net income (loss)	$616	$1,349	$836

Net income per share - basic	$0.97	$2.20	$1.44
Net income per share - diluted	$0.96	$2.16	$1.41

Weighted-average shares outstanding - basic	637	614	581
Dilutive potentially issuable shares:
Convertible debt	—	6	7
Employee equity awards	5	4	3
Weighted-average shares outstanding - diluted	642	624	591

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Employee equity awards	1	—	1

Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.
The following table summarizes net revenues for our major solutions:

	Year Ended
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Consumer security revenues	$2,417	$2,029	$1,623
Identity and information protection revenues	1,332	1,244	1,127
Total cyber safety revenues	3,749	3,273	2,750
Legacy revenues	63	65	46
Total net revenues (1)	$3,812	$3,338	$2,796

(1)     During the year ended March 29, 2024, total net revenues include an unfavorable foreign exchange impact of $25 million, consisting of $24 million from our consumer security solutions and $1 million from our identity and information protection solutions.
From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. The changes have been reflected for all periods presented above. Consumer security includes revenues from our Norton 360 Security offerings, Norton, Avast, AVG, and Avira Security and VPN offerings, and other consumer security and device performance solutions through our direct, partner and small business channels. Identity and information protection includes revenues from our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other identity, information protection and privacy solutions. Legacy includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended (2)
(In millions)	March 29, 2024	March 31, 2023	April 1, 2022
Americas	$2,493	$2,247	$1,936
EMEA	920	724	522
APJ	399	367	338
Total net revenues (1)	$3,812	$3,338	$2,796

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
(1)    During the year ended March 29, 2024, total net revenues include an unfavorable foreign exchange impact of $25 million, consisting of $14 million from EMEA and $11 million from APJ.
(2)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for fiscal 2023 and 2022 where we aligned allocation methodologies across similar product categories.
Revenues from customers inside the U.S. were $2,270 million, $2,071 million, and $1,834 million during fiscal 2024, 2023 and 2022, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash and cash equivalents held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	March 29, 2024	March 31, 2023
U.S.	$467	$178
International	379	572
Total cash and cash equivalents	$846	$750

The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	March 29, 2024	March 31, 2023
U.S.	$47	$38
Germany	12	13
Czech Republic	6	16
Other countries (1)	7	9
Total property and equipment, net	$72	$76

(1)    No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
In fiscal 2024, 2023 and 2022, no individual end-user customer accounted for 10% or more of our net revenues. See Note 1 for e-commerce partners that accounted for over 10% of our total accounts receivable.
Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year. The amount of purchase obligations reflects estimated future payments as of March 29, 2024.

(In millions)	March 29, 2024
2025	$324
2026	73
2027	47
2028	36
2029	28
Thereafter	2
Total purchase obligations	$510
Deemed repatriation taxes
Under the Tax Cuts and Jobs Act (H.R.1), we are required to pay a one-time transition tax on untaxed earnings of our foreign subsidiaries through July 2025. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	March 29, 2024
2025	$171
2026	139
Total obligations	$310
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
On September 30, 2023, the court entered its judgment, which awarded Columbia (i) enhanced damages of 2.6 times the jury award; (ii) prejudgment interest, post-judgment interest, and supplemental damages to be calculated in accordance with the parties’ previous agreement; and (iii) attorneys’ fees subject to the parties meeting and conferring as to amount. We have complied with the court’s order and submitted a stipulation regarding the final calculations of all outstanding interest, royalties and attorneys’ fees. We have posted the required surety bond and have appealed the judgement to the Federal Circuit Court of Appeals, which remains pending.
At this time, our current estimate of probable losses from this matter is approximately $583 million, which we have accrued and recorded as part of Other long-term liabilities in the Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
The January 2023 judgment amount has been paid, and at this time, our current estimate of the low end of the range of probable estimated losses from this matter is $53 million, which we have accrued and recorded as part of Other current liabilities in the Consolidated Balance Sheets. On February 13, 2024, we filed a motion to amend and correct the judgement in that the revised damages in the January 2024 decision include damages for products not included on the GSA schedule at issue in the case.
The judgement in the case is not yet final, nonetheless we have posted a surety bond and continue to assess our appeal options. It is possible an appeal of the Court’s amended judgment by the plaintiffs, if brought, could lead to further claims or findings of violations of the False Claims Act and could be material to our results of operations and cash flows for any period. Resolution of False Claims Act investigations can ultimately result in the payment of somewhere between one and three times the actual damages proven by the government, plus civil penalties. There is a reasonable possibility that a loss may have been incurred in excess of our accrual for this matter; however, such loss cannot be reasonably estimated.
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
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, the Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million, which we accrued. Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast is considering its options including a further judicial action.

On March 27, 2024, Stichting CUIC – Privacy Foundation for Collective Redress, a Dutch foundation (the Foundation), filed its writ of summons to initiate a collective action. The Foundation has asserted it represents the interests of Avast customers in the Netherlands whose data was provided to Jumpshot and that by doing so Avast violated the requirements of the GDPR and other provisions in Dutch and European Union privacy and consumer law entitling those customers to damages and other compensation, all of which we dispute. No specific amount of damages has been alleged to date. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible or estimate the range of any potential loss.
On April 18, 2024, we received a letter before action from counsel in the United Kingdom asserting it may bring a representative action on behalf of a class of Avast users in the United Kingdom and Wales for breach of contract and misuse of private information and seeking unspecified damages and a permanent injunction. No lawsuit has been commenced. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible or estimate the range of any potential loss.
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc., was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. Such claims, to the extent related to Jumpshot, have now been dismissed from the case. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
(2) Financial Statement Schedules
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
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
3.01	Amended and Restated Certificate of Incorporation of Registrant, and all amendments thereto.	10-Q	000-17781	3.01	11/9/2022
3.02	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.02	11/7/2022
3.03	Certificate of Elimination of Series A Junior Preferred Stock.	10-K	000-17781	3.06	5/28/2020
4.01	Description of Securities.					X
4.03	Investment Agreement, dated as of February 3, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
4.04	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.05	Investment Agreement, dated as of June 12, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
4.06	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.07	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.08	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.09	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.	8-K	000-17781	10.01	11/12/2019
4.10	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bear cat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US),	8-K	000-17781	10.02	11/12/2019
4.11	Second Supplemental Indenture, dated as of September 19, 2022, by and among the Company, each of the Guarantors (as defined therein) listed on the signature pages thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.750% Senior Notes due 2027 and form of 7.125% Senior Notes due 2030).	8-K	000-17781	4.01	9/19/2022
4.12	Third Supplemental Indenture, dated as of September 19, 2022, by and among the Company, the Guarantors and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.02	9/19/2022
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.03(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10.06	2/7/2020
10.06(*)	Registrant’s 2013 Equity Incentive Plan, as amended.	8-K	000-17781	10.01	12/3/2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.07(*)	Form of Director Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.08(*)	Form of Employee Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.09(*)	Form of Performance Based Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.10(*)	Form of Restricted Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.11(*)	Form of Performance Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan	10-K	000-17781	10.08	5/25/2023
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
		8-K	000-17781	10.01	11/4/2019
10.28	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.	8-K	000-17781	10.01	7/8/2020
10.30	First Amendment, effective as of May [7], 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties thereto.	10-K	000-17781	10.31	5/21/2021
10.31	Amended and Restated Commitment Letter, dated September 1, 2021, by and between NortonLifeLock Inc. and the parties thereto	8-K	000-17781	10.02	9/3/2021
10.32	Amended and Restated Interim Facilities Agreement, dated September 1, 2021, by and between NortonLifeLock Inc., the parties specified thereto, as acceding finance partners, BofA Securities, Inc. and Wells Fargo Securities, LLC, as arrangers, and Bank of America, N.A., as issuing bank, interim facility agent and interim security agent	8-K	000-17781	10.01	9/3/2021
10.34++	Restatement Agreement, dated as of September 12, 2022, by and among the Company, the other Loan Parties thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as term loan administrative agent and collateral agent under the Existing Credit Agreement, Wells Fargo Bank, National Association, as revolver administrative agent under the Existing Credit Agreement, and Bank of America, N.A., in its capacity as Successor Administrative Agent.	8-K	000-17781	10.01	9/12/2022
10.35(*)	Avast Limited (formerly Avast plc) 2018 Long Term Incentive Plan	S-8	000-17781	99.01	9/12/2022
10.38(*)	Employment Agreement dated September 12, 2022, between AVAST Software s.r.o. and Ondrej Vlcek	10-Q	000-17781	10.05	11/9/2022
10.40	Registrant’s Non-Employee Director Compensation Policy	10-Q	000-17781	10.01	8/5/2022
19.01	Insider Trading Policy.					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.01	Clawback Policy					X
101.00
The following financial information from Gen Digital Inc.'s Annual Report on Form 10-K for the fiscal year ended March 29, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 15th day of May 2024.

GEN DIGITAL INC.

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2024
Vincent Pilette

/s/ Natalie Derse	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2024
Natalie Derse

/s/ Ondrej Vlcek	President and Director	May 15, 2024
Ondrej Vlcek

/s/ Frank E. Dangeard	Chairman of the Board	May 15, 2024
Frank E. Dangeard

/s/ Sue Barsamian	Director	May 15, 2024
Sue Barsamian

/s/ Pavel Baudis	Director	May 15, 2024
Pavel Baudis

/s/ Eric K. Brandt	Director	May 15, 2024
Eric K. Brandt

/s/ Nora Denzel	Director	May 15, 2024
Nora Denzel

/s/ Peter A. Feld	Director	May 15, 2024
Peter A. Feld

/s/ Emily Heath	Director	May 15, 2024
Emily Heath

/s/ Sherrese M. Smith	Director	May 15, 2024
Sherrese M. Smith