Form 10-Q
period 2024-06-28
Gen Digital Inc.
filed 2024-08-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of August 2, 2024 was 615,525,021 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended June 28, 2024
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	June 28, 2024	March 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$644	$846
Accounts receivable, net	152	163
Other current assets	300	334
Assets held for sale	15	15
Total current assets	1,111	1,358
Property and equipment, net	69	72
Intangible assets, net	2,537	2,638
Goodwill	10,205	10,210
Other long-term assets	1,506	1,515
Total assets	$15,428	$15,793
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83	$66
Accrued compensation and benefits	57	78
Current portion of long-term debt	1,332	175
Contract liabilities	1,745	1,808
Other current liabilities	535	599
Total current liabilities	3,752	2,726
Long-term debt	7,190	8,429
Long-term contract liabilities	74	76
Deferred income tax liabilities	253	261
Long-term income taxes payable	1,504	1,490
Other long-term liabilities	685	671
Total liabilities	13,458	13,653
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 615 and 623 shares issued and outstanding as of June 28, 2024 and March 29, 2024, respectively	1,959	2,227
Accumulated other comprehensive income (loss)	6	11
Retained earnings (accumulated deficit)	5	(98)
Total stockholders’ equity (deficit)	1,970	2,140
Total liabilities and stockholders’ equity (deficit)	$15,428	$15,793
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	June 28, 2024	June 30, 2023
Net revenues	$965	$943
Cost of revenues	190	179
Gross profit	775	764
Operating expenses:
Sales and marketing	183	181
Research and development	81	90
General and administrative	52	56
Amortization of intangible assets	43	61
Restructuring and other costs	(1)	17
Total operating expenses	358	405
Operating income (loss)	417	359
Interest expense	(153)	(170)
Other income (expense), net	12	12
Income (loss) before income taxes	276	201
Income tax expense (benefit)	95	14
Net income (loss)	$181	$187

Net income (loss) per share - basic	$0.29	$0.29
Net income (loss) per share - diluted	$0.29	$0.29

Weighted-average shares outstanding:
Basic	621	640
Diluted	627	643
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	June 28, 2024	June 30, 2023
Net income (loss)	$181	$187
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(5)	32
Net unrealized gain (loss) on interest rate derivative instruments	—	19
Other comprehensive income (loss), net of taxes	(5)	51
Comprehensive income (loss)	$176	$238
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended June 28, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 29, 2024	623	$2,227	$11	$(98)	$2,140
Net income (loss)	—	—	—	181	181
Other comprehensive income (loss), net of taxes	—	—	(5)	—	(5)
Common stock issued under employee stock incentive plans	4	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(1)	(24)	—	—	(24)
Repurchases of common stock (1)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(1)	—	(78)	(79)
Stock-based compensation	—	31	—	—	31
Balance as of June 28, 2024	615	$1,959	$6	$5	$1,970

Three Months Ended June 30, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(633)	$2,152
Net income (loss)	—	—	—	187	187
Other comprehensive income (loss), net of taxes	—	—	51	—	51
Common stock issued under employee stock incentive plans	3	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(1)	(18)	—	—	(18)
Repurchases of common stock	(3)	(41)	—	—	(41)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(81)	—	—	(81)
Stock-based compensation	—	37	—	—	37
Balance as of June 30, 2023	639	$2,697	$36	$(446)	$2,287

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	June 28, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net income (loss)	$181	$187
Adjustments:
Amortization and depreciation	106	125
Stock-based compensation expense	31	37
Deferred income taxes	(10)	(60)
Gain on sale of property	—	(4)
Non-cash operating lease expense	3	6
Other	(2)	18
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	9	20
Accounts payable	17	(12)
Accrued compensation and benefits	(21)	(42)
Contract liabilities	(56)	(65)
Income taxes payable	81	28
Other assets	17	(27)
Other liabilities	(92)	15
Net cash provided by (used in) operating activities	264	226
INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(4)
Other	—	(2)
Net cash provided by (used in) investing activities	(2)	(6)
FINANCING ACTIVITIES:
Repayments of debt	(88)	(208)
Tax payments related to vesting of stock units	(24)	(18)
Dividends and dividend equivalents paid	(82)	(83)
Repurchases of common stock	(272)	(41)
Net cash provided by (used in) financing activities	(466)	(350)
Effect of exchange rate fluctuations on cash and cash equivalents	2	3
Change in cash and cash equivalents	(202)	(127)
Beginning cash and cash equivalents	846	750
Ending cash and cash equivalents	$644	$623
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Gen Digital Inc. is a global company powering Digital Freedom with a family of trusted consumer brands including Norton, Avast, LifeLock, Avira, AVG, ReputationDefender and CCleaner. Our cyber safety portfolio provides protection across multiple channels and geographies, including security and performance management, identity protection, and online privacy. Our technology platforms bring together software and service capabilities into comprehensive and easy-to-use products and solutions across our brands. We have also evolved beyond traditional cyber safety to offer adjacent trust-based solutions, including digital identity and access management, digital reputation management, and restoration support services.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. The results of operations for the three months ended June 28, 2024 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three month periods in this report relate to fiscal periods ended June 28, 2024 and June 30, 2023. The three months ended June 28, 2024 and June 30, 2023 each consisted of 13 weeks. Our 2025 fiscal year consists of 52 weeks and ends on March 28, 2025.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, deferred revenue, loss contingencies, the recognition and measurement of current and deferred income taxes, including assessing of unrecognized tax benefits, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollar, our reporting currency, changes in interest rates, ongoing and new geopolitical conflicts, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three months ended June 28, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024.
Revision of Prior Period Financial Statements
Historically, we had a practice of recognizing revenue for certain groups of customer renewals on the successful billing date, rather than the renewal start date. This practice was instituted to align with our system which was configured and implemented based on payment confirmation from e-commerce partners. We are changing this practice to recognize revenue for these groups on the renewal start date. We concluded that the impact of this change is not material to any previously issued annual or interim financial statements; however, we have revised previously reported financial information. This correction will also be reflected in future filings, as applicable.
We have corrected this error in the accompanying Condensed Consolidated Balance Sheet as of March 29, 2024 by increasing contract liabilities for $78 million, increasing other long-term assets for $21 million and decreasing retained earnings (accumulated deficit) for $57 million. The Condensed Consolidated Statement of Operations for the three months ended June 30, 2023 included a decrease to net revenues of $3 million and a decrease to income tax expense (benefit) of $1 million.
Note 2. Recent Accounting Standards

Recently issued authoritative guidance not yet adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirement for entities with a single reportable segment. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements and disclosures.
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
There have been no other material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had, or will have, a material impact on our Condensed Consolidated Financial Statements and disclosures.
Note 3. Assets Held for Sale
Assets held for sale
During fiscal 2023, we determined land and buildings in Dublin, Ireland, which were previously reported as property and equipment, qualified as held for sale.
During the first quarter of fiscal 2024, we completed the sale of certain land and buildings in Dublin, Ireland, for cash consideration of $13 million, net of selling costs, and recognized a gain on sale of $4 million. The remaining land and building in Dublin, Ireland, remains as held for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. As of June 28, 2024, this property remains classified as assets held for sale.
During the three months ended June 28, 2024, there were no impairments because the fair value less costs to sell either equals or exceeds its carrying value of assets held for sale.
Note 4. Revenues
Contract liabilities
During the three months ended June 28, 2024, we recognized $722 million from the contract liabilities balances as of March 29, 2024. During the three months ended June 30, 2023, we recognized $711 million from the contract liabilities balances as of March 31, 2023.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of June 28, 2024, we had $1,283 million of remaining performance obligations, excluding customer deposit liabilities of $536 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 16 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of March 29, 2024	$10,210
Translation adjustments	(5)
Balance as of June 28, 2024	$10,205

Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	June 28, 2024			March 29, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,642	$(814)	$828	$1,642	$(773)	$869
Developed technology	1,343	(445)	898	1,343	(388)	955
Other	90	(18)	72	90	(15)	75
Total finite-lived intangible assets	3,075	(1,277)	1,798	3,075	(1,176)	1,899
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,814	$(1,277)	$2,537	$3,814	$(1,176)	$2,638
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	June 28, 2024	June 30, 2023
Customer relationships and other	$43	$61	Operating expenses
Developed technology	57	57	Cost of revenues
Total	$100	$118
As of June 28, 2024, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2025	$300
2026	395
2027	382
2028	379
2029	249
Thereafter	93
Total	$1,798
Note 6. Supplementary Information
Cash and cash equivalents:

(In millions)	June 28, 2024	March 29, 2024
Cash	$349	$408
Cash equivalents	295	438
Total cash and cash equivalents	$644	$846
Accounts receivable, net:

(In millions)	June 28, 2024	March 29, 2024
Accounts receivable	$154	$165
Allowance for doubtful accounts	(2)	(2)
Total accounts receivable, net	$152	$163
Other current assets:

(In millions)	June 28, 2024	March 29, 2024
Prepaid expenses	$143	$142
Income tax receivable and prepaid income taxes	129	174
Other tax receivable	11	1
Other	17	17
Total other current assets	$300	$334

Property and equipment, net:

(In millions)	June 28, 2024	March 29, 2024
Land	$13	$13
Computer hardware and software	493	491
Office furniture and equipment	16	16
Buildings	27	28
Leasehold improvements	36	35
Construction in progress	1	1
Total property and equipment, gross	586	584
Accumulated depreciation and amortization	(517)	(512)
Total property and equipment, net	$69	$72
Other long-term assets:

(In millions)	June 28, 2024	March 29, 2024
Non-marketable equity investments	$136	$136
Long-term income tax receivable and prepaid income taxes	11	11
Deferred income tax assets	1,237	1,236
Operating lease assets	49	45
Long-term prepaid royalty	17	21
Other	56	66
Total other long-term assets	$1,506	$1,515
Short-term contract liabilities:

(In millions)	June 28, 2024	March 29, 2024
Deferred revenue	$1,209	$1,200
Customer deposit liabilities	536	608
Total short-term contract liabilities	$1,745	$1,808
Other current liabilities:

(In millions)	June 28, 2024	March 29, 2024
Income taxes payable	$238	$198
Other taxes payable	76	72
Accrued legal fees	83	103
Accrued royalties	39	52
Accrued interest	38	78
Current operating lease liabilities	13	13
Other accrued liabilities	48	83
Total other current liabilities	$535	$599
Other long-term liabilities:

(In millions)	June 28, 2024	March 29, 2024
Long-term accrued legal fees	$598	$586
Long-term operating lease liabilities	41	38
Other	46	47
Total other long-term liabilities	$685	$671
Long-term income taxes payable:

(In millions)	June 28, 2024	March 29, 2024
Unrecognized tax benefits (including interest and penalties)	$1,364	$1,346
Deemed repatriation tax payable	139	139
Other long-term income taxes	1	5
Total long-term income taxes payable	$1,504	$1,490

Other income (expense), net:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Interest income	$8	$6
Foreign exchange gain (loss)	4	1
Gain (loss) on sale of properties	—	4
Other	—	1
Other income (expense), net	$12	$12
Supplemental cash flow information:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Income taxes paid (received), net of refunds	$7	$21
Interest expense paid	$191	$155
Cash paid for amounts included in the measurement of operating lease liabilities	$5	$8
Non-cash operating activities:
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(7)	$(1)
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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	June 28, 2024			March 29, 2024
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$295	$295	$—	$438	$438	$—
Interest rate swaps	16	—	16	16	—	16
Total	$311	$295	$16	$454	$438	$16
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of June 28, 2024 and March 29, 2024, the carrying value of our non-marketable equity investments was $136 million.
Current and long-term debt
As of June 28, 2024 and March 29, 2024, the total fair value of our current and long-term fixed rate debt was $2,620 million and $2,624 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.

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
The following summarizes our lease costs:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Operating lease costs	$3	$4
Short-term lease costs	1	—
Variable lease costs	—	1
Total lease costs	$4	$5
Other information related to our operating leases was as follows:

	June 28, 2024	March 29, 2024
Weighted-average remaining lease term	4.6 years	4.6 years
Weighted-average discount rate	5.80%	5.35%
See Note 6 for cash flow information related to our operating leases.
As of June 28, 2024, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2025	$11
2026	14
2027	14
2028	9
2029	8
Thereafter	5
Total lease payments	61
Less: Imputed interest	(7)
Present value of lease liabilities	$54

Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	June 28, 2024	March 29, 2024	Effective Interest Rate
5.00% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,617	3,666	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,405	2,444	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	3	3	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	8,628	8,716
Less: unamortized discount and issuance costs	(106)	(112)
Total debt	8,522	8,604
Less: current portion	(1,332)	(175)
Total long-term debt	$7,190	$8,429

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
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus 1.75%.
The interest rates for the outstanding term loans are as follows:

	June 28, 2024	March 29, 2024
Term A Facility due September 12, 2027	6.94%	7.18%
Term B Facility due September 12, 2029	7.09%	7.43%
As of June 28, 2024, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2025	$117
2026	1,392
2027	233
2028	4,017
2029	38
Thereafter	2,831
Total future maturities of debt	$8,628
Senior credit facilities
On September 12, 2022, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the close of the acquisition of Avast. The Credit Agreement provides that we have the right at any time, subject to customary conditions, to request incremental revolving commitments and incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other provisions. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for our acquisition of Avast and to fully repay the outstanding principal and accrued interest of the existing credit facilities at the time. The Credit Agreement replaced the existing credit facilities upon the close of the transaction. The Revolving Facility and Term A Facility will mature in September 2027, and the Term Facility B will mature in September 2029; the senior credit facilities remain senior secured.
On June 5, 2024, we entered into the First Amendment with certain financial institutions under the Credit Agreement, as amended (Amended Credit Agreement). The First Amendment repriced our Term B Facility interest rate from the applicable benchmark rate plus CSA plus 2.0% to the applicable benchmark rate plus 1.75%. Other than as described above, the Revolving Facility and the term loan facilities under the First Amendment continue to have the same terms as provided under the Credit Agreement.

The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and Term loan facilities without penalty or premium. As of June 28, 2024, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts.
Interest on our Term A facility borrowings under the Amended Credit Agreement, can be based on a base rate or the SOFR at our election. Based on our debt ratings and our consolidated leverage ratios as determined in accordance with the Amended Credit Agreement, loans borrowed bear interest, in the case of base rate loans, at a per annum rate equal to the applicable base rate plus CSA plus a margin ranging from 0.125% to 0.75%, and in the case of the SOFR loans, SOFR, as adjusted for statutory reserves, plus a margin ranging from 1.125% to 1.75%.
Debt covenant compliance
The Amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants. Each of the Revolving Facility and Term A Facility are subject to a covenant that we maintain a consolidated leverage ratio less than or equal to (i) 6.0 to 1.0 from the second quarter of fiscal 2023 through the last day of the second quarter of fiscal 2024, (ii) 5.75 to 1.0 following the last day of the second quarter of fiscal 2024 through the last day of the second quarter of fiscal 2025 and (iii) 5.25 to 1.0 for each fiscal quarter thereafter; provided that such maximum consolidated leverage ratio will increase to 5.75 to 1.0 for the four fiscal quarters ending immediately should we acquire property, business or assets in an aggregate amount greater than $250 million.
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of June 28, 2024, we were in compliance with all financial debt covenants.
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
Note 10. Derivatives
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
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of June 28, 2024 and March 29, 2024:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	June 28, 2024	March 29, 2024	June 28, 2024	March 29, 2024	June 28, 2024	March 29, 2024
Foreign exchange contracts not designated as hedging instrument (1)	$312	$345	$—	$—	$—	$—
Interest rate swap contracts designated as cash flow hedge	1,000	1,000	16	16	—	—
Total	$1,312	$1,345	$16	$16	$—	$—

(1) The fair values of the foreign exchange contracts are less than $1 million as of June 28, 2024 and March 29, 2024.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Interest rate swap contracts designated as cash flow hedge	$(4)	$(22)
The related gain (loss) recognized in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	June 28, 2024	June 30, 2023
Foreign exchange contracts not designated as hedging instrument	$(3)	$(3)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedge	4	3	Interest expense
Total	$1	$—
As of June 28, 2024, we estimate that $12 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. As of June 28, 2024, we have incurred costs of $124 million related to the September 2022 Plan.

Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Severance and termination benefit costs	$(1)	$11
Contract cancellation charges	—	1
Other exit and disposal costs	—	5
Total restructuring and other costs	$(1)	$17
Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	June 28, 2024	June 30, 2023
Income (loss) before income taxes	$276	$201
Income tax expense (benefit)	$95	$14
Effective tax rate	34%	7%
Our effective tax rate for the three months ended June 28, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
Our effective tax rate for the three months ended June 30, 2023, differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items from an internal restructuring, partially offset by state taxes and the U.S. taxation on foreign earnings.
Note 13. Stockholders' Equity
Dividends
On August 1, 2024, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2024. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 14 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of June 28, 2024, we had $2,728 million remaining under the authorization to be completed in future periods.
The following table summarizes activity related to our stock repurchase program during three months ended June 28, 2024 and June 30, 2023:

	Three Months Ended
(In millions, except per share amounts)	June 28, 2024	June 30, 2023
Number of shares repurchased	11	3
Average price per share	$24.65	$16.71
Aggregate purchase price	$272	$41
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 29, 2024	$(5)	$16	$11
Other comprehensive income (loss), net of taxes	(5)	—	(5)
Balance as of June 28, 2024	$(10)	$16	$6

Note 14. Stock-Based Compensation
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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Cost of revenues	$1	$1
Sales and marketing	9	9
Research and development	9	11
General and administrative	12	16
Total stock-based compensation expense	$31	$37
Income tax benefit for stock-based compensation expense	$(4)	$(5)
As of June 28, 2024, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $270 million, which will be recognized over an estimated weighted-average amortization period of 2.2 years.
The following table summarizes additional information related to our stock-based awards:

	Three Months Ended
(In millions, except per grant data)	June 28, 2024	June 30, 2023
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$23.47	$17.24
Awards granted	5	5
Total fair value of awards released	$56	$35
Outstanding and unvested	10	11
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$32.44	$22.79
Awards granted	1	2
Total fair value of awards released	$24	$19
Outstanding and unvested at target payout	5	6
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the 4 million assumed RSUs under the Avast Plans, contain DERs that entitle the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DERs equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of June 28, 2024 and March 29, 2024, current dividends payable related to DER was $3 million and $4 million, respectively, recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $2 million and $4 million, respectively, recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 15. Net Income (Loss) Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of employee equity awards.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	June 28, 2024	June 30, 2023
Net income (loss)	$181	$187

Net income (loss) per share - basic	$0.29	$0.29
Net income (loss) per share - diluted	$0.29	$0.29

Weighted-average shares outstanding - basic	621	640
Dilutive potentially issuable shares:
Employee equity awards	6	3
Weighted-average shares outstanding - diluted	627	643

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	3	6
Note 16. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.
The following table summarizes net revenues for our major solutions:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Consumer security revenues	$607	$597
Identity and information protection revenues	344	329
Total cyber safety revenues	951	926
Legacy revenues	14	17
Total net revenues (1)	$965	$943

(1)     During the three months ended June 28, 2024, total net revenues include an unfavorable foreign exchange impact of $7 million from our consumer security solutions.
Consumer security includes revenues from our Norton 360 Security offerings, Norton, Avast, AVG, and Avira Security and VPN offerings, and other consumer security and device performance solutions through our direct, partner and small business channels. Identity and information protection includes revenues from our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other identity information protection and privacy solutions. Legacy includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	June 28, 2024	June, 30, 2023 (2)
Americas	$636	$614
EMEA	233	226
APJ	96	103
Total net revenues (1)	$965	$943

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)     During the three months ended June 28, 2024, total net revenues include an unfavorable foreign exchange impact of $7 million primarily from APJ.

(2)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for the three months ended June 30, 2023 where we aligned allocation methodologies across similar product categories.
Revenues from customers inside the U.S. were $579 million and $558 million during the three months ended June 28, 2024 and June 30, 2023, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash and cash equivalents held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	June 28, 2024	March 29, 2024
U.S.	$285	$467
International	359	379
Total cash and cash equivalents	$644	$846
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented.

(In millions)	June 28, 2024	March 29, 2024
U.S.	$46	$47
Germany	12	12
Other countries (1)	11	13
Total property and equipment, net	$69	$72

(1)     No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual, end-user customer accounted for 10% or more of our net revenues during the three months ended June 28, 2024 and June 30, 2023.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable were as follows:

	June 28, 2024	March 29, 2024
E-commerce partner A	13%	13%
E-commerce partner B	15%	11%
Note 17. Commitments and Contingencies
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
At this time, our current estimate of probable losses from this matter is approximately $587 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
On March 23, 2021, plaintiffs withdrew their demand for a jury trial and we consented to proceed with a bench trial, which concluded on March 24, 2022. We settled with the State of Florida before trial and the State of New York during trial, both for immaterial amounts which have been paid. On January 19, 2023, the Court issued its Findings of Facts and Conclusions of Law in which it found in favor of the United States in part and awarded damages and penalties in the amount of $1.3 million. The Court also found in favor of the State of California in part and awarded penalties in the amount of $0.4 million. The resulting Judgment was filed by the Court on January 20, 2023. On February 16, 2023, plaintiffs filed Motions to Amend Judgment to revive the damages claimed at trial. On January 16, 2024, the Court granted in part and denied in part the United States’ Motion to Amend and awarded $53 million in damages and penalties. The State of California’s Motion to Amend was denied.
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
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot's past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. On October 29, 2021, staff at the FTC sent Avast a draft complaint and proposed settlement order. We engaged in ongoing negotiations with the FTC staff and have reached a negotiated agreement on the terms of a Consent Decree resolving this investigation, the terms of which are not expected to have a material impact on current or ongoing operations. This includes a provision for a non-material amount of monetary relief, which has been paid.
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, the Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million, which is approximately $15 million. Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast has now paid the fine levied by the DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA
On March 27, 2024, Stichting CUIC – Privacy Foundation for Collective Redress, a Dutch foundation (the Foundation), filed its writ of summons to initiate a collective action. The Foundation has asserted it represents the interests of Avast customers in the Netherlands whose data was provided to Jumpshot and that by doing so Avast violated the requirements of the GDPR and other provisions in Dutch and European Union privacy and consumer law entitling those customers to damages and other compensation, all of which we dispute. No specific amount of damages has been alleged to date. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible or estimate the range of any potential loss.
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
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc., was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. Such claims, to the extent related to Jumpshot, have now been dismissed from the case as has Jumpshot Inc. as a defendant. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including Avast), divestitures, restructurings, stock repurchases, financings, debt repayments and investment activities; the outcome or impact of pending litigation, claims or disputes; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, ongoing and new geopolitical conflicts, and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the SEC, generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
OVERVIEW
Gen is a global company powering Digital Freedom with a family of trusted consumer brands including Norton, Avast, LifeLock, Avira, AVG, ReputationDefender and CCleaner. Our core cyber safety portfolio provides protection across three key categories in multiple channels and geographies, including security and performance management, identity protection, and online privacy. We have built a technology platform that brings together software and service capabilities within these three categories into a comprehensive and easy-to-use integrated platform across our brands. We bring award-winning products and services in cybersecurity, privacy and identity protection to approximately 500 million users in more than 150 countries so they can live their digital lives safely, privately, and confidently today and for generations to come.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended June 28, 2024 and June 30, 2023 each consisted of 13 weeks. Our 2025 fiscal year consists of 52 weeks and ends on March 28, 2025.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	June 28, 2024	June 30, 2023
Net revenues	$965	$943
Operating income (loss)	$417	$359
Net income (loss)	$181	$187
Net income (loss) per share - diluted	$0.29	$0.29

	As Of
(In millions)	June 28, 2024	March 29, 2024
Cash and cash equivalents	$644	$846
Contract liabilities	$1,819	$1,884

Below are our financial highlights for the first quarter of fiscal 2025, compared to the corresponding period in the prior year:
•Net revenues increased $22 million, primarily due to higher sales in both our consumer security and identity and information protection products.
•Operating income increased $58 million, primarily due to increased net revenues, decrease in restructuring costs related to our acquisition of Avast and lower amortization of intangible assets.
•Net income decreased $6 million, primarily due to increased income tax expense, partially offset by increased operating income discussed above and decreased interest expense associated with our Term B facility.
•Cash and cash equivalents decreased by $202 million compared to March 29, 2024, primarily due to repurchases of our common stock, cash interest paid, dividends paid to shareholders, voluntary prepayments of our Term B facility, and mandatory principal amortization payment of our Term A facility. This is partially offset by cash generated from operating activities during the first quarter of fiscal 2025.
•Contract liabilities decreased $65 million compared to March 29, 2024, primarily due to billing seasonality and fluctuations in foreign currency rates.
GLOBAL MACROECONOMIC CONDITIONS
Our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, changes in interest rates, as well as recession risks, any of which may persist for an extended period. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates, although volatility did not have a significant impact on our reported results for the first quarter of our fiscal year 2025. We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge certain foreign currency balance sheet exposure.
In addition, in early 2022, worldwide inflation began to increase. In response to the heightened levels of inflation, central banks, including the U.S. Federal Reserve and the European Central Bank, raised interest rates significantly in 2022, resulting in an increase in our cost of debt. Although inflation rates slowed in 2023, global inflation currently remains high and has impacted our results due to higher costs. Volatile market conditions related to geopolitical conflicts and other macroeconomic events have, at times, affected our results of operations and cash flows in non-material ways; however, geopolitical conflicts and other macroeconomic events may in the future materially impact our results of operations and cash flows. Due to our subscription-based business model, the effect of recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all.
Inflation, interest rates and foreign exchange rates remained volatile in 2023 and fluctuations in these indicators continue to remain uncertain and could result in further adverse impacts to our reported results. For a further discussion of the potential impacts of the global macroeconomic conditions on our business, please see Part I, Item III and “Risk Factors” in Part II, Item 1A below.
CRITICAL ACCOUNTING ESTIMATES
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended June 28, 2024.
RESULTS OF OPERATIONS

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	June 28, 2024	June 30, 2023
Net revenues	100%	100%
Cost of revenues	20	19
Gross profit	80	81
Operating expenses:
Sales and marketing	19	19
Research and development	8	10
General and administrative	5	6
Amortization of intangible assets	4	6
Restructuring and other costs	0	2
Total operating expenses	37	43
Operating income (loss)	43	38
Interest expense	(16)	(18)
Other income (expense), net	1	1
Income (loss) before income taxes	29	21
Income tax expense (benefit)	10	1
Net income (loss)	19%	20%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended
(In millions, except for percentages)	June 28, 2024	June 30, 2023	Change in %
Net revenues	$965	$943	2%
Three Months Ended June 28, 2024 Compared with Three Months Ended June 30, 2023
Net revenues increased $22 million, primarily due to a $10 million increase in sales of our consumer security products and a $15 million increase in sales of our identity and information protection products. This was partially offset by a $3 million decrease in our legacy product offerings. This is inclusive of $7 million of foreign exchange headwinds, in our consumer security solutions.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	June 28, 2024	June 30, 2023
Direct customer revenues	$850	$829
Partner revenues	$101	97
Total cyber safety revenues	$951	$926
Legacy revenues (1)	$14	$17
Direct customer count (at quarter end)	39.3	38.2
Direct average revenue per user (ARPU)	$7.23	$7.24
Retention rate	78%	76%

(1)    Legacy revenues includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
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
Net revenues by geographical region

	Three Months Ended (1)
	June 28, 2024	June 30, 2023
Americas	66%	65%
EMEA	24%	24%
APJ	10%	11%

(1)     From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for the three months ended June 30, 2023 where we aligned allocation methodologies across similar product categories.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three months ended June 28, 2024 remains primarily in the Americas.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	June 28, 2024	June 30, 2023	Change in %
Cost of revenues	$190	$179	6%
Three Months Ended June 28, 2024 Compared with Three Months Ended June 30, 2023
Cost of revenues increased $11 million, primarily due to a $9 million increase in revenue share costs.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	June 28, 2024	June 30, 2023	Change in %
Sales and marketing	$183	$181	1%
Research and development	81	90	(10)%
General and administrative	52	56	(7)%
Amortization of intangible assets	43	61	(30)%
Restructuring and other costs	(1)	17	(106)%
Total operating expenses	$358	$405	(12)%
Three Months Ended June 28, 2024 Compared with Three Months Ended June 30, 2023
Sales and marketing, research and development, and general and administrative expenses all remained relatively flat.
Amortization of intangible assets decreased $18 million, primarily due to certain intangible assets being fully amortized during fiscal 2024.
Restructuring and other costs decreased $18 million, primarily due to a $17 million decrease in severance, termination benefits and other exit and disposal costs in connection with the September 2022 Plan. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2025 restructuring activities.

Non-operating income (expense), net

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Interest expense	$(153)	$(170)
Interest income	8	6
Foreign exchange gain (loss)	4	1
Gain (loss) on sale of properties	—	4
Other	—	1
Total non-operating income (expense), net	$(141)	$(158)
Three Months Ended June 28, 2024 Compared with Three Months Ended June 30, 2023
Non-operating income (expense), net, decreased by $17 million in expense, primary due to a $15 million decrease in interest expense related to our Term B facility.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	June 28, 2024	June 30, 2023
Income (loss) before income taxes	$276	$201
Income tax expense (benefit)	$95	$14
Effective tax rate	34%	7%
Our effective tax rate for the three months ended June 28, 2024 differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
Our effective tax rate for the three months ended June 30, 2023 differs from the federal statutory income tax rate primarily due to tax benefits related to the set up and write-off of deferred tax items from an internal restructuring, partially offset by state taxes and the U.S. taxation on foreign earnings.
The Organization for Economic Cooperation and Development (OECD) and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNE) with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of at least 15% for MNE with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Pillar Two directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic, and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Condensed Consolidated Financial Statements in the near term. We will continue to monitor and reflect the impact of such legislative changes in future Condensed Consolidated Financial Statements as appropriate.

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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations and amounts available under our Revolving Facility, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of June 28, 2024, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	June 28, 2024	June 30, 2023
Net cash provided by (used in):
Operating activities	$264	$226
Investing activities	$(2)	$(6)
Financing activities	$(466)	$(350)
See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by and used in operating activities increased $38 million, primarily due to increased cash collection from our cyber safety billings and higher profit before taxes adjusted by non-cash items compared to during the first three months of fiscal 2024.
Cash from investing activities
Our cash flows provided by and used in investing activities remained relatively flat.
Cash from financing activities
Our cash flows provided by and used in financing activities decreased $116 million, primarily due to a $231 million increase in repurchases of common stock under our repurchase program. This was partially offset by a $120 million decrease in voluntary prepayments of our Term B Facility as compared to during the first three months of fiscal 2024.
Cash and cash equivalents
As of June 28, 2024, we had cash and cash equivalents of $644 million, of which $359 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1,500 million, which expires in September 2027.
Stock repurchases
During the three months ended June 28, 2024 and June 30, 2023, we executed repurchases of 11 million and 3 million of our common stock under our existing stock repurchase program for an aggregate amount of $272 million and $41 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.

Debt instruments
As of June 28, 2024, our total outstanding principal amount of indebtedness is summarized as follows. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	June 28, 2024
Term Loans	$6,022
Senior Notes	2,600
Mortgage Loans	6
Total debt	$8,628
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of June 28, 2024, we were in compliance with all debt covenants. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On August 1, 2024, we announced a cash dividend of $0.125 per share of common stock to be paid in September 2024. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs. As of June 28, 2024, the remaining balance of our stock repurchase authorization was $2,728 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. During the three months ended June 28, 2024, we made $11 million in cash payments related to the September 2022 Plan. As of June 28, 2024, we have incurred costs of $124 million related to the September 2022 Plan. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of June 28, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,364 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
There have been no material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 9 and Note 17, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest rate risk
As of June 28, 2024, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,620 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of June 28, 2024, we also had $6,022 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $60 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $16 million increase or $16 million decrease in the fair values of our floating to fixed rate interest swaps on June 28, 2024.
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
Additional information related to our debt and derivative instruments is included in Note 9 and Note 10, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the first quarter of fiscal 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 17 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
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
Our future success depends upon our ability to recruit and retain key management, technical (including cyber security and AI experts), sales, marketing, e-commerce, finance, and other personnel. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition is significant for people with the specific skills that we require, including in the areas of AI and machine learning, and especially in the locations where we have a substantial presence and need for such personnel.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. From time to time, key personnel leave our company and the frequency and number of such departures have widely varied and have, in the past, resulted, and may in the future result in significant changes to our executive leadership team. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, our internal control over financial reporting and our results of operations. In addition, hiring, training and successfully integrating replacement personnel can be time consuming and expensive, may cause additional disruptions to our operations and may be unsuccessful, which could negatively impact future financial results.
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
In addition, our internal IT environment continues to evolve. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. We also remain vigilant with the increasing use of generative AI models in our internal systems which may create new attack methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or new cybersecurity regulations emerge in jurisdictions worldwide.
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
We could also face legal action from individuals, business partners, and regulators in connection with data breaches, which would result in increased costs and fees incurred in our defense against those proceedings, and/or payment of any regulatory penalties
We collect, use, disclose, store or otherwise process personal information, which subjects us to privacy and data security laws and contractual commitments.
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
The focus from regulators, customers, certain investors, employees, and other stakeholders concerning environmental, social and governance (ESG) matters and related disclosures, both in the United States and internationally, has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements and the recent California legislation, which includes disclosure requirements relating to voluntary carbon offsets and a wide range of environmental marketing claims. Similarly, the Corporate Sustainability Reporting Directive will require large EU companies to make detailed disclosures in relation to certain sustainability-related issues. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments and other matters on our website, in our filings with the SEC, and elsewhere. These initiatives, goals or commitments could be difficult to achieve and costly to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives, goals or commitments and progress with respect to such initiatives, goals or commitments may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any revisions to them. If we fail to achieve progress with respect to our ESG-related initiatives, goals or commitments on a timely basis, or at all, or if our ESG-related data, processes and reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected.
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

Additionally, third parties have claimed and, from time to time, additional third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights and trademarks. For additional information on such claims, please refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
As of June 28, 2024, we had an aggregate of $8,628 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,500 million available for borrowing under our revolving credit facility. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
•We must use a substantial portion of our cash flow from operations to pay interest and principal on the Amended Credit Agreement, our existing Senior Notes, and other indebtedness, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
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
Our Amended Credit Agreement imposes operating and financial restrictions on us.
Our Amended Credit Agreement contains covenants that limit our ability and the ability of our restricted subsidiaries to:
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
Additionally, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. Our general business strategy, including our ability to access existing debt under the terms of our Amended Credit Agreement may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to alter our operating plans.
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
•Changes in U.S. and worldwide economic conditions, such as economic recessions, the impact of inflation, fluctuations in foreign currency exchange rates including the weakening of foreign currencies relative to USD, which has and may in the future negatively affect our revenue expressed in USD, changes in interest rates, geopolitical conflicts and other global macroeconomic factors on our operations and financial performance;
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
RISKS RELATED TO TAXES
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
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate, including actions resulting from the Organisation for Economic Co-operation and Development's (OECD) base erosion and profit shifting project including recent proposals for a global minimum tax rate, proposed actions by international bodies such as digital services taxation, as well as the requirements of certain tax rulings. In October 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the Inclusive Framework) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform which has now been agreed upon by the majority of OECD members. OECD and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNE), with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of 15% for MNE with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two Directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Consolidated Financial Statements in the near term. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate;
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
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of June 28, 2024, we have $2,728 million remaining authorized to be completed in future periods with no expiration date. Stock repurchases during the three months ended June 28, 2024, were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2024 to April 26, 2024	—	$—	—	$3,000
April 27, 2024 to May 24, 2024	5	$24.71	5	$2,878
May 25, 2024 to June 28, 2024	6	$24.70	6	$2,728
Total number of shares repurchased	11		11

(1)     The number of shares repurchased is reported on trade date.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended June 28, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	Agreement, effective as of June 13, 2024 by and between Gen Digital Inc. and Ondrej Vlcek.					X
10.02
First Amendment to Amended and Restated Credit Agreement, dated as of June 5, 2024, by and among Gen Digital Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, each consenting term lender and Wells Fargo Bank, National Association, as additional tranche B-1 term lender.
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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

GEN DIGITAL INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer and President

By:	/s/ Natalie Derse
Natalie Derse Chief Financial Officer

August 6, 2024