Form 10-Q
period 2024-09-27
Gen Digital Inc.
filed 2024-10-31
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of October 28, 2024 was 616,204,970 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended September 27, 2024
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	September 27, 2024	March 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$737	$846
Accounts receivable, net	164	163
Other current assets	297	334
Assets held for sale	24	15
Total current assets	1,222	1,358
Property and equipment, net	60	72
Intangible assets, net	2,442	2,638
Goodwill	10,235	10,210
Other long-term assets	1,512	1,515
Total assets	$15,471	$15,793
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$99	$66
Accrued compensation and benefits	74	78
Current portion of long-term debt	1,391	175
Contract liabilities	1,749	1,808
Other current liabilities	509	599
Total current liabilities	3,822	2,726
Long-term debt	7,137	8,429
Long-term contract liabilities	78	76
Deferred income tax liabilities	248	261
Long-term income taxes payable	1,396	1,490
Other long-term liabilities	692	671
Total liabilities	13,373	13,653
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 616 and 623 shares issued and outstanding as of September 27, 2024 and March 29, 2024, respectively	1,995	2,227
Accumulated other comprehensive income (loss)	14	11
Retained earnings (accumulated deficit)	89	(98)
Total stockholders’ equity (deficit)	2,098	2,140
Total liabilities and stockholders’ equity (deficit)	$15,471	$15,793
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net revenues	$974	$945	$1,939	$1,888
Cost of revenues	194	180	384	359
Gross profit	780	765	1,555	1,529
Operating expenses:
Sales and marketing	184	187	367	368
Research and development	83	85	164	175
General and administrative	64	393	116	449
Amortization of intangible assets	44	61	87	122
Restructuring and other costs	3	17	2	34
Total operating expenses	378	743	736	1,148
Operating income (loss)	402	22	819	381
Interest expense	(149)	(173)	(302)	(343)
Other income (expense), net	5	7	17	19
Income (loss) before income taxes	258	(144)	534	57
Income tax expense (benefit)	97	(291)	192	(277)
Net income (loss)	$161	$147	$342	$334

Net income (loss) per share - basic	$0.26	$0.23	$0.55	$0.52
Net income (loss) per share - diluted	$0.26	$0.23	$0.55	$0.52

Weighted-average shares outstanding:
Basic	616	640	618	640
Diluted	622	644	624	644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income (loss)	$161	$147	$342	$334
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	27	(36)	22	(4)
Net unrealized gain (loss) on interest rate derivative instruments	(19)	6	(19)	25
Other comprehensive income (loss), net of taxes	8	(30)	3	21
Comprehensive income (loss)	$169	$117	$345	$355
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended September 27, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 28, 2024	615	$1,959	$6	$5	$1,970
Net income (loss)	—	—	—	161	161
Other comprehensive income (loss), net of taxes	—	—	8	—	8
Common stock issued under employee stock incentive plans	1	6	—	—	6
Shares withheld for taxes related to vesting of stock units	—	(1)	—	—	(1)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(2)	—	(77)	(79)
Stock-based compensation	—	33	—	—	33
Balance as of September 27, 2024	616	$1,995	$14	$89	$2,098

Six months ended September 27, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 29, 2024	623	$2,227	$11	$(98)	$2,140
Net income (loss)	—	—	—	342	342
Other comprehensive income (loss), net of taxes	—	—	3	—	3
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(25)	—	—	(25)
Repurchases of common stock(1)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(3)	—	(155)	(158)
Stock-based compensation	—	64	—	—	64
Balance as of September 27, 2024	616	$1,995	$14	$89	$2,098

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three Months Ended September 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2023	639	$2,697	$36	$(446)	$2,287
Net income (loss)	—	—	—	147	147
Other comprehensive income (loss), net of taxes	—	—	(30)	—	(30)
Common stock issued under employee stock incentive plans	2	6	—	—	6
Shares withheld for taxes related to vesting of stock units	—	(1)	—	—	(1)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(82)	—	—	(82)
Stock-based compensation	—	35	—	—	35
Balance as of September 29, 2023	641	$2,655	$6	$(299)	$2,362

Six months ended September 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(633)	$2,152
Net income (loss)	—	—	—	334	334
Other comprehensive income (loss), net of taxes	—	—	21	—	21
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(19)	—	—	(19)
Repurchases of common stock	(3)	(41)	—	—	(41)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(163)	—	—	(163)
Stock-based compensation	—	72	—	—	72
Balance as of September 29, 2023	641	$2,655	$6	$(299)	$2,362
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	September 27, 2024	September 29, 2023
OPERATING ACTIVITIES:
Net income (loss)	$342	$334
Adjustments:
Amortization and depreciation	211	250
Impairments and write-offs of current and long-lived assets	3	—
Stock-based compensation expense	64	72
Deferred income taxes	(37)	(976)
Gain on sale of property	—	(4)
Non-cash operating lease expense	7	11
Other	8	17
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2	16
Accounts payable	29	(15)
Accrued compensation and benefits	(5)	(41)
Contract liabilities	(71)	(93)
Income taxes payable	(169)	417
Other assets	64	(23)
Other liabilities	(26)	386
Net cash provided by (used in) operating activities	422	351
INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(9)
Purchase of non-marketable equity investments	(4)	—
Proceeds from the sale of property	—	13
Other	(2)	(1)
Net cash provided by (used in) investing activities	(10)	3
FINANCING ACTIVITIES:
Repayments of debt	(88)	(266)
Net proceeds from sales of common stock under employee stock incentive plans	6	6
Tax payments related to vesting of stock units	(25)	(20)
Dividends and dividend equivalents paid	(159)	(164)
Repurchases of common stock	(272)	(41)
Net cash provided by (used in) financing activities	(538)	(485)
Effect of exchange rate fluctuations on cash and cash equivalents	17	10
Change in cash and cash equivalents	(109)	(121)
Beginning cash and cash equivalents	846	750
Ending cash and cash equivalents	$737	$629
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. The results of operations for the three and six months ended September 27, 2024 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six month periods in this report relate to fiscal periods ended September 27, 2024 and September 29, 2023. The three and six months ended September 27, 2024 and September 29, 2023 each consisted of 13 and 26 weeks, respectively. Our 2025 fiscal year consists of 52 weeks and ends on March 28, 2025.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, deferred revenue, loss contingencies, the recognition and measurement of current and deferred income taxes, including assessment of unrecognized tax benefits, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollar, our reporting currency, changes in interest rates, ongoing and new geopolitical conflicts, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three and six months ended September 27, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024.
Revision of Prior Period Financial Statements
Historically, we had a practice of recognizing revenue for certain groups of customer renewals on the successful billing date, rather than the renewal start date. This practice was instituted to align with our system which was configured and implemented based on payment confirmation from e-commerce partners. In the first quarter of fiscal 2025, we changed the practice to recognize revenue for these groups on the renewal start date. We concluded that the impact of this change is not material to any previously issued annual or interim financial statements; however, we have revised previously reported financial information. This correction will also be reflected in future filings, as applicable.
We have corrected this error in the accompanying Condensed Consolidated Balance Sheet as of March 29, 2024 by increasing contract liabilities for $78 million, increasing other long-term assets for $21 million and decreasing retained earnings (accumulated deficit) for $57 million. The Condensed Consolidated Statement of Operations for the three months ended September 29, 2023 included a decrease to net revenues of $3 million and a decrease to income tax expense (benefit) of $1 million. The Condensed Consolidated Statement of Operations for the six months ended September 29, 2023 included a decrease to net revenues of $6 million and a decrease to income tax expense (benefit) of $2 million.
Note 2. Recent Accounting Standards

Recently issued authoritative guidance not yet adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU also clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirement for entities with a single reportable segment. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements and disclosures.
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
During the first quarter of fiscal 2024, we completed the sale of certain land and buildings in Dublin, Ireland, for cash consideration of $13 million, net of selling costs, and recognized a gain on sale of $4 million. The remaining land and building in Dublin, Ireland, remains held for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. During the second quarter of fiscal year 2025, we recognized an immaterial impairment representing the difference between the fair value less cost to sell and the carrying value of the remaining land and building in Dublin, Ireland. As of September 27, 2024, this property remains classified as assets held for sale.
During the second quarter of fiscal 2025, we determined certain land and buildings in Tettnang, Germany, which were previously reported as property and equipment, net as of March 29, 2024, now qualifies as held for sale classification. As a result, we reclassified the aggregate of $12 million carrying value from property and equipment, net to assets held for sale in our Condensed Consolidated Balance Sheet. Upon reclassification, we recognized an immaterial impairment representing the difference between the fair value less cost to sell and the carrying value of the property.
During the three and six months ended September 27, 2024, we recognized immaterial impairments on our held for sale properties, which was included in Other Income (expense), net in our Condensed Consolidated Statement of Operations, because the fair value less costs to sell is less than the carrying value of our properties.
Note 4. Revenues
Contract liabilities
During the three and six months ended September 27, 2024, we recognized $733 million and $1,261 million from the contract liabilities balances as of June 28, 2024 and March 29, 2024, respectively. During the three and six months ended September 29, 2023, we recognized $705 million and $1,232 million from the contract liabilities balances as of June 30, 2023 and March 31, 2023, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of September 27, 2024, we had $1,232 million of remaining performance obligations, excluding customer deposit liabilities of $595 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 16 for tabular disclosures of disaggregated revenue by solution and geographic region.

Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of March 29, 2024	$10,210
Translation adjustments	25
Balance as of September 27, 2024	$10,235
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	September 27, 2024			March 29, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,646	$(856)	$790	$1,642	$(773)	$869
Developed technology	1,347	(504)	843	1,343	(388)	955
Other	90	(20)	70	90	(15)	75
Total finite-lived intangible assets	3,083	(1,380)	1,703	3,075	(1,176)	1,899
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,822	$(1,380)	$2,442	$3,814	$(1,176)	$2,638
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Customer relationships and other	$44	$61	$87	$122	Operating expenses
Developed technology	58	58	115	115	Cost of revenues
Total	$102	$119	$202	$237
As of September 27, 2024, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2025	$201
2026	396
2027	383
2028	380
2029	250
Thereafter	93
Total	$1,703

Note 6. Supplementary Information
Cash and cash equivalents:

(In millions)	September 27, 2024	March 29, 2024
Cash	$583	$408
Cash equivalents	154	438
Total cash and cash equivalents	$737	$846
Accounts receivable, net:

(In millions)	September 27, 2024	March 29, 2024
Accounts receivable	$166	$165
Allowance for doubtful accounts	(2)	(2)
Total accounts receivable, net	$164	$163
Other current assets:

(In millions)	September 27, 2024	March 29, 2024
Prepaid expenses	$138	$142
Income tax receivable and prepaid income taxes	127	174
Other tax receivable	14	1
Other	18	17
Total other current assets	$297	$334
Property and equipment, net:

(In millions)	September 27, 2024	March 29, 2024
Land	$13	$13
Computer hardware and software	498	491
Office furniture and equipment	16	16
Buildings	16	28
Leasehold improvements	37	35
Construction in progress	1	1
Total property and equipment, gross	581	584
Accumulated depreciation and amortization	(521)	(512)
Total property and equipment, net	$60	$72
Other long-term assets:

(In millions)	September 27, 2024	March 29, 2024
Non-marketable equity investments	$140	$136
Long-term income tax receivable and prepaid income taxes	10	11
Deferred income tax assets	1,254	1,236
Operating lease assets	54	45
Long-term prepaid royalty	13	21
Other	41	66
Total other long-term assets	$1,512	$1,515
Short-term contract liabilities:

(In millions)	September 27, 2024	March 29, 2024
Deferred revenue	$1,154	$1,200
Customer deposit liabilities	595	608
Total short-term contract liabilities	$1,749	$1,808

Other current liabilities:

(In millions)	September 27, 2024	March 29, 2024
Income taxes payable	$138	$198
Other taxes payable	86	72
Accrued legal fees	82	103
Accrued royalties	36	52
Accrued interest	110	78
Current operating lease liabilities	13	13
Other accrued liabilities	44	83
Total other current liabilities	$509	$599
Other long-term liabilities:

(In millions)	September 27, 2024	March 29, 2024
Long-term accrued legal fees	$591	$586
Long-term operating lease liabilities	47	38
Other	54	47
Total other long-term liabilities	$692	$671
Long-term income taxes payable:

(In millions)	September 27, 2024	March 29, 2024
Unrecognized tax benefits (including interest and penalties)	$1,395	$1,346
Deemed repatriation tax payable	—	139
Other long-term income taxes	1	5
Total long-term income taxes payable	$1,396	$1,490
Other income (expense), net:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Interest income	$6	$6	$14	$12
Foreign exchange gain (loss)	(2)	1	2	2
Gain (loss) on sale of properties	—	—	—	4
Other	1	—	1	1
Other income (expense), net	$5	$7	$17	$19
Supplemental cash flow information:

	Six Months Ended
(In millions)	September 27, 2024	September 29, 2023
Income taxes paid (received), net of refunds	$328	$270
Interest expense paid	$265	$283
Cash paid for amounts included in the measurement of operating lease liabilities	$9	$13
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$4	$—
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(12)	$(7)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3	$4

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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	September 27, 2024			March 29, 2024
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$154	$154	$—	$438	$438	$—
Interest rate swaps	—	—	—	16	—	16
Total assets	$154	$154	$—	$454	$438	$16
Liabilities:
Interest rate swaps	$3	$—	$3	$—	$—	$—
Total liabilities	$3	$—	$3	$—	$—	$—
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of September 27, 2024 and March 29, 2024, the carrying value of our non-marketable equity investments was $140 million and $136 million, respectively.
Current and long-term debt
As of September 27, 2024 and March 29, 2024, the total fair value of our current and long-term fixed rate debt was $2,650 million and $2,624 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 8. Leases
We lease certain facilities, equipment and data center co-locations under operating leases that expire on various dates through fiscal 2033. Our leases generally have terms that range from 1 year to 9 years for our facilities, 1 year to 4 years for equipment and 1 year to 7 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
The following summarizes our lease costs:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease costs	$4	$2	$7	$6
Short-term lease costs	—	1	1	1
Variable lease costs	2	2	2	3
Total lease costs	$6	$5	$10	$10
Other information related to our operating leases was as follows:

	September 27, 2024	March 29, 2024
Weighted-average remaining lease term	5.0 years	4.6 years
Weighted-average discount rate	5.60%	5.35%

See Note 6 for cash flow information related to our operating leases.
As of September 27, 2024, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2025	$8
2026	16
2027	15
2028	9
2029	8
Thereafter	13
Total lease payments	69
Less: Imputed interest	(9)
Present value of lease liabilities	$60
Note 9. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	September 27, 2024	March 29, 2024	Effective Interest Rate
5.00% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,617	3,666	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,405	2,444	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	3	3	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	8,628	8,716
Less: unamortized discount and issuance costs	(100)	(112)
Total debt	8,528	8,604
Less: current portion	(1,391)	(175)
Total long-term debt	$7,137	$8,429

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
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus 1.75%.
The interest rates for the outstanding term loans are as follows:

	September 27, 2024	March 29, 2024
Term A Facility due September 12, 2027	6.85%	7.18%
Term B Facility due September 12, 2029	7.00%	7.43%
As of September 27, 2024, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2025	$117
2026	1,392
2027	233
2028	4,017
2029	38
Thereafter	2,831
Total future maturities of debt	$8,628

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
The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and Term loan facilities without penalty or premium. As of September 27, 2024, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts. As of September 27, 2024, we had $10 million in letters of credit.
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
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of September 27, 2024, we were in compliance with all financial debt covenants.
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
On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. They are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semi-annually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. The First Call Dates of the 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 are September 30, 2024 and September 30, 2025, respectively. On and after the applicable First Call Dates, we may redeem the notes of a series at our option, in whole or in part, at any time and from time to time, at a set redemption price.

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
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of September 27, 2024 and March 29, 2024:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	September 27, 2024	March 29, 2024	September 27, 2024	March 29, 2024	September 27, 2024	March 29, 2024
Foreign exchange contracts not designated as hedging instrument (1)	$324	$345	$—	$—	$—	$—
Interest rate swap contracts designated as cash flow hedge	1,000	1,000	—	16	3	—
Total	$1,324	$1,345	$—	$16	$3	$—

(1) The fair values of the foreign exchange contracts are less than $1 million as of September 27, 2024 and March 29, 2024.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Interest rate swap contracts designated as cash flow hedge	$15	$(10)	$11	$(32)
The related gain (loss) recognized in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Foreign exchange contracts not designated as hedging instrument	$5	$(6)	$2	$(9)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedge	4	4	8	7	Interest expense
Total	$9	$(2)	$10	$(2)
As of September 27, 2024, we estimate that less than $1 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.

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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. As of September 27, 2024, we have incurred costs of $126 million related to the September 2022 Plan.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Severance and termination benefit costs	$2	$11	$1	$22
Contract cancellation charges	—	1	—	2
Stock-based compensation charges	—	1	—	1
Other exit and disposal costs	1	4	1	9
Total restructuring and other costs	$3	$17	$2	$34
Note 12. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Income (loss) before income taxes	$258	$(144)	$534	$57
Income tax expense (benefit)	$97	$(291)	$192	$(277)
Effective tax rate	38%	202%	36%	(486)%
Our effective tax rate for the three and six months ended September 27, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
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
Note 13. Stockholders' Equity
Dividends
On October 30, 2024, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2024. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 14 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of September 27, 2024, we had $2,728 million remaining under the authorization to be completed in future periods.

The following table summarizes activity related to our stock repurchase program during six months ended September 27, 2024 and September 29, 2023:

	Six Months Ended
(In millions, except per share amounts)	September 27, 2024	September 29, 2023
Number of shares repurchased	11	3
Average price per share	$24.65	$16.71
Aggregate purchase price	$272	$41
We did not have any stock repurchases during the three months ended September 27, 2024 and September 29, 2023.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 29, 2024	$(5)	$16	$11
Other comprehensive income (loss), net of taxes	22	(19)	3
Balance as of September 27, 2024	$17	$(3)	$14
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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Cost of revenues	$1	$1	$2	$2
Sales and marketing	9	10	18	19
Research and development	9	10	18	21
General and administrative	14	13	26	29
Restructuring and other costs	—	1	—	1
Total stock-based compensation expense	$33	$35	$64	$72
Income tax benefit for stock-based compensation expense	$(4)	$(4)	$(8)	$(9)
As of September 27, 2024, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $238 million, which will be recognized over an estimated weighted-average amortization period of 2.0 years.

The following table summarizes additional information related to our stock-based awards:

	Six Months Ended
(In millions, except per grant data)	September 27, 2024	September 29, 2023
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$23.56	$17.33
Awards granted	5	5
Total fair value of awards released	$73	$55
Outstanding and unvested	9	10
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$32.44	$22.79
Awards granted	1	2
Total fair value of awards released	$24	$19
Outstanding and unvested at target payout	5	5
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the 4 million assumed RSUs under the Avast Plans, contain DERs that entitle the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DERs equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of September 27, 2024 and March 29, 2024, current dividends payable related to DER was $4 million recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $3 million and $4 million, respectively, recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Note 15. Net Income (Loss) Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of employee equity awards.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net income (loss)	$161	$147	$342	$334

Net income (loss) per share - basic	$0.26	$0.23	$0.55	$0.52
Net income (loss) per share - diluted	$0.26	$0.23	$0.55	$0.52

Weighted-average shares outstanding - basic	616	640	618	640
Dilutive potentially issuable shares:
Employee equity awards	6	4	6	4
Weighted-average shares outstanding - diluted	622	644	624	644

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	—	3	—	3
Note 16. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.

The following table summarizes net revenues for our major solutions:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Consumer security revenues	$615	$601	$1,222	$1,198
Identity and information protection revenues	347	328	691	657
Total cyber safety revenues	962	929	1,913	1,855
Legacy revenues	12	16	26	33
Total net revenues	$974	$945	$1,939	$1,888
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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023 (1)	September 27, 2024	September 29, 2023 (1)
Americas	$641	$618	$1,277	$1,232
EMEA	233	227	466	453
APJ	100	100	196	203
Total net revenues (1)	$974	$945	$1,939	$1,888

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for the three and six months ended September 29, 2023 where we aligned allocation methodologies across similar product categories.
Revenues from customers inside the U.S. were $584 million and $1,163 million during the three and six months ended September 27, 2024, respectively, and $563 million and $1,121 million during the three and six months ended September 29, 2023, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash and cash equivalents held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	September 27, 2024	March 29, 2024
U.S.	$337	$467
International	400	379
Total cash and cash equivalents	$737	$846
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	September 27, 2024	March 29, 2024
U.S.	$48	$47
Germany	—	12
Other countries (1)	12	13
Total property and equipment, net	$60	$72

(1)     No individual country represented more than 10% of the respective totals.

Significant customers and e-commerce partners
No individual, end-user customer accounted for 10% or more of our net revenues during the six months ended September 27, 2024 and September 29, 2023.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable were as follows:

	September 27, 2024	March 29, 2024
E-commerce partner A	12%	13%
E-commerce partner B	14%	11%
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
Litigation contingencies
From time to time, we are involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary court of business. We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgements or outcomes from potential claims or proceedings for accrual or disclosure in our Condensed Consolidated Financial Statements. A determination of the amount of an accrual required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates and disclosures. We classify our accruals for litigation contingencies in our Condensed Consolidated Balance Sheets as part of Other current liabilities or Other long-term liabilities based on when we expect to pay the claim, if at all. If the period of expected payment is within one year, we classify the amount as short-term; otherwise, it is classified as long-term. The exact timing of payment is subject to uncertainty and could change significantly from our estimated payment period.
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
At this time, our current estimate of probable losses from this matter is approximately $591 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
On May 24, 2021, the parties reached a proposed settlement and release of all claims in the class action, for $70 million, and on June 8, 2021, the parties executed a Stipulation and Agreement of Settlement, exclusive of any claims that may be brought by shareholders who opted out of the class action. Of the $70 million, $67 million was covered under the applicable insurance policy with the remainder paid by us into escrow in September 2021. The Court approved the settlement on February 12, 2022, releasing the settlement payment from escrow.
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
The January 2023 judgment amount has been paid, and at this time, our current estimate of the low end of the range of probable estimated losses from this matter is $53 million, which we have accrued and recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets. On February 13, 2024, we filed a motion to amend and correct the judgement in that the revised damages in the January 2024 decision include damages for products not included on the GSA schedule at issue in the case. The Court denied that motion on August 30, 2024, and subsequently issued its Judgment on September 30, 2024.
The parties’ deadline to file a Notice of Appeal was October 29, 2024. Neither party filed a Notice of Appeal and we expect to pay the judgment, including post-judgment interest, in November 2024. In addition, we are currently negotiating the amount of attorneys’ fees owed to the Relator. If a negotiated resolution as to fees is not reached, Relator’s deadline to bring a motion for fees is December 2, 2024.
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
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot's past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. On October 29, 2021, staff at the FTC sent Avast a draft complaint and proposed settlement order. We engaged in ongoing negotiations with the FTC staff and have reached a negotiated agreement on the terms of a Consent Decree resolving this investigation, the terms of which are now final. This includes a provision for a non-material amount of monetary relief, which has been paid.
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, the Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million, which is approximately $15 million. Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast has now paid the fine levied by the DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA. That matter is still pending.
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

During the three and six months ended September 27, 2024, we incurred $25 million and $40 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statement of Operations. During the three and six months ended September 29, 2023, we incurred $347 million and $352 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statement of Operations.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and six months ended September 27, 2024 and September 29, 2023 each consisted of 13 and 26 weeks, respectively. Our 2025 fiscal year consists of 52 weeks and ends on March 28, 2025.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net revenues	$974	$945	$1,939	$1,888
Operating income (loss)	$402	$22	$819	$381
Net income (loss)	$161	$147	$342	$334
Net income (loss) per share - diluted	$0.26	$0.23	$0.55	$0.52

	As Of
(In millions)	September 27, 2024	March 29, 2024
Cash and cash equivalents	$737	$846
Contract liabilities	$1,827	$1,884

Below are our financial highlights for the second quarter of fiscal 2025, compared to the corresponding period in the prior year:
•Net revenues increased $29 million, primarily due to higher sales in both our consumer security and identity and information protection products.
•Operating income increased $380 million, primarily due to increased net revenues, decrease in legal costs related to ongoing litigation, lower amortization of intangible assets, and restructuring costs related to our acquisition of Avast.
•Net income increased $14 million and net income per share increased $0.03, primarily due to increased operating income discussed above and decreased interest expense associated with our Term B facility. This is offset by the absence of an income tax benefit in the second quarter of fiscal 2024.
Below are our financial highlights for the first six months of fiscal 2025, compared to the corresponding period in the prior year:
•Net revenues increased $51 million, primarily due to higher sales in both our consumer security and identity and information protection products.
•Operating income increased $438 million, primarily due to increased net revenues, decrease in legal costs related to ongoing litigation, lower amortization of intangible assets, and restructuring costs related to our acquisition of Avast.
•Net income increased $8 million and net income per share increased $0.03, primarily due to increased operating income discussed above and decreased interest expense associated with our Term B facility. This is offset by the absence of an income tax benefit in the second quarter of fiscal 2024.
•Cash and cash equivalents decreased by $109 million compared to March 29, 2024, primarily due to repurchases of our common stock, cash interest paid, dividends paid to shareholders, voluntary prepayments of our Term B facility, and mandatory principal amortization payments of our Term A and B facility. This is partially offset by cash generated from operating activities during the first six months of fiscal 2025.
•Contract liabilities decreased $57 million compared to March 29, 2024, primarily due to billing seasonality and fluctuations in foreign currency rates.
GLOBAL MACROECONOMIC CONDITIONS
Our results of operations and cash flows are subject to fluctuations due to inflation, changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, changes in interest rates, as well as recession risks, any of which may persist for an extended period. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we operate and by fluctuations in foreign currency exchange rates, although volatility did not have a significant impact on our reported results for the second quarter of our fiscal year 2025. We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge certain foreign currency balance sheet exposure.
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

Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended September 27, 2024.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net revenues	100%	100%	100%	100%
Cost of revenues	20	19	20	19
Gross profit	80	81	80	81
Operating expenses:
Sales and marketing	19	20	19	19
Research and development	9	9	8	9
General and administrative	7	42	6	24
Amortization of intangible assets	5	6	4	6
Restructuring and other costs	—	2	—	2
Total operating expenses	39	79	38	61
Operating income (loss)	41	2	42	20
Interest expense	(15)	(18)	(16)	(18)
Other income (expense), net	1	1	1	1
Income (loss) before income taxes	26	(15)	28	3
Income tax expense (benefit)	10	(31)	10	(15)
Net income (loss)	17%	16%	18%	18%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 27, 2024	September 29, 2023	Change in %	September 27, 2024	September 29, 2023	Change in %
Net revenues	$974	$945	3%	$1,939	$1,888	3%
Three Months Ended September 27, 2024 Compared with Three Months Ended September 29, 2023
Net revenues increased $29 million, due to a $19 million increase in sales of our identity and information protection products and a $14 million increase in sales of our consumer security products. This was partially offset by a $4 million decrease in our legacy product offerings. This is inclusive of $1 million of foreign exchange headwinds, in our consumer security solutions.
Six Months Ended September 27, 2024 Compared with Six Months Ended September 29, 2023
Net revenues increased $51 million, due to a $34 million increase in sales of our identity and information protection products and a $24 million increase in sales of our consumer security products. This was partially offset by a $7 million decrease in our legacy product offerings. This is inclusive of $8 million of foreign exchange headwinds, in our consumer security solutions.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	September 27, 2024	September 29, 2023
Direct customer revenues	$860	$834
Partner revenues	$102	95
Total cyber safety revenues	$962	$929
Legacy revenues (1)	$12	$16
Direct customer count (at quarter end)	39.7	38.5
Direct average revenue per user (ARPU)	$7.26	$7.25
Retention rate	78%	77%

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
Net revenues by geographical region

	Three Months Ended (1)		Six Months Ended (1)
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Americas	66%	65%	66%	65%
EMEA	24%	24%	24%	24%
APJ	10%	11%	10%	11%

(1)     From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for the three and six months ended September 29, 2023 where we aligned allocation methodologies across similar product categories.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and six months ended September 27, 2024 remains primarily in the Americas.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 27, 2024	September 29, 2023	Change in %	September 27, 2024	September 29, 2023	Change in %
Cost of revenues	$194	$180	8%	$384	$359	7%
Three Months Ended September 27, 2024 Compared with Three Months Ended September 29, 2023
Cost of revenues increased $14 million, primarily due to a $13 million increase in revenue share costs.

Six Months Ended September 27, 2024 Compared with Six Months Ended September 29, 2023
Cost of revenues increased $25 million, primarily due to a $22 million increase in revenue share costs.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	September 27, 2024	September 29, 2023	Change in %	September 27, 2024	September 29, 2023	Change in %
Sales and marketing	$184	$187	(2)%	$367	$368	—%
Research and development	83	85	(2)%	164	175	(6)%
General and administrative	64	393	(84)%	116	449	(74)%
Amortization of intangible assets	44	61	(28)%	87	122	(29)%
Restructuring and other costs	3	17	(82)%	2	34	(94)%
Total operating expenses	$378	$743	(49)%	$736	$1,148	(36)%
Three Months Ended September 27, 2024 Compared with Three Months Ended September 29, 2023
Sales and marketing and research and development remained relatively flat.
General and administrative expenses decreased $329 million, primarily due to the absence of $335 million in legal costs related to our litigation with the Trustees of Columbia University in the City of New York (Columbia) in the second quarter of fiscal 2024.
Amortization of intangible assets decreased $17 million, primarily due to certain intangible assets being fully amortized during fiscal 2024.
Restructuring and other costs decreased $14 million, due to a $13 million decrease in severance, termination benefits, contract cancellation costs and other exit and disposal costs in connection with the September 2022 Plan and a $1 million decrease in stock-based compensation expense. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2025 restructuring activities.
Six Months Ended September 27, 2024 Compared with Six Months Ended September 29, 2023
Sales and marketing remained relatively flat.
Research and development decreased $11 million, due to an $8 million decrease in headcount and outside services and a $3 million decrease of stock-based compensation expense.
General and administrative expense decreased $333 million, primarily due to the absence of $335 million in legal costs related to our litigation with Columbia in the second quarter of fiscal 2024.
Amortization of intangible assets decreased $35 million, primarily due to certain intangible assets being fully amortized during fiscal 2024.
Restructuring and other costs decreased $32 million, due to a $31 million decrease severance, termination benefits, contract cancellation costs and other exit and disposal costs in connection with the September 2022 Plan and a $1 million decrease in stock-based compensation expense. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2025 restructuring activities.
Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Interest expense	$(149)	$(173)	$(302)	$(343)
Interest income	6	6	14	12
Foreign exchange gain (loss)	(2)	1	2	2
Gain (loss) on sale of properties	—	—	—	4
Other	1	—	1	1
Total non-operating income (expense), net	$(144)	$(166)	$(285)	$(324)
Three Months Ended September 27, 2024 Compared with Three Months Ended September 29, 2023
Non-operating income (expense), net, decreased by $22 million in expense, primary due to a $18 million decrease in interest expense related to our Term B facility.
Six Months Ended September 27, 2024 Compared with Six Months Ended September 29, 2023
Non-operating income (expense), net, decreased by $39 million, primarily due to a $32 decrease in interest expense related to our Term B facility.

Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Income (loss) before income taxes	$258	$(144)	$534	$57
Income tax expense (benefit)	$97	$(291)	$192	$(277)
Effective tax rate	38%	202%	36%	(486)%
Our effective tax rate for the three and six months ended September 27, 2024 differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of September 27, 2024, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	September 27, 2024	September 29, 2023
Net cash provided by (used in):
Operating activities	$422	$351
Investing activities	$(10)	$3
Financing activities	$(538)	$(485)
See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased $71 million, primarily due to higher profit before taxes adjusted by non-cash items, increased cash collection from our cyber safety billings and an increase in accounts payable as a result of the timing of payments. This is partially offset by increased cash taxes paid compared to during the first six months of fiscal 2024.

Cash from investing activities
Our cash flows provided by and used in investing activities remained relatively flat.
Cash from financing activities
Our cash flows used in financing activities increased $53 million, primarily due to a $231 million increase in repurchases of common stock under our repurchase program. This was partially offset by a $120 million decrease in voluntary prepayments of our Term B Facility and a $58 million decrease in mandatory principal prepayments of our Term A and B Facilities as compared to during the first six months of fiscal 2024.
Cash and cash equivalents
As of September 27, 2024, we had cash and cash equivalents of $737 million, of which $400 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1,490 million, net of our letters of credit, which expires in September 2027.
Stock repurchases
During the six months ended September 27, 2024 and September 29, 2023, we executed repurchases of 11 million and 3 million of our common stock under our existing stock repurchase program for an aggregate amount of $272 million and $41 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of September 27, 2024, our total outstanding principal amount of indebtedness is summarized as follows. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	September 27, 2024
Term Loans	$6,022
Senior Notes	2,600
Mortgage Loans	6
Total debt	$8,628
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of September 27, 2024, we were in compliance with all debt covenants. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On October 30, 2024, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2024. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs. As of September 27, 2024, the remaining balance of our stock repurchase authorization was $2,728 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.

Restructuring
In connection with the acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. During the six months ended September 27, 2024, we made $15 million in cash payments related to the September 2022 Plan. As of September 27, 2024, we have incurred costs of $126 million related to the September 2022 Plan. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of September 27, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,395 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
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
Interest rate risk
As of September 27, 2024, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,650 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of September 27, 2024, we also had $6,022 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $60 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $14 million increase or $14 million decrease in the fair values of our floating to fixed rate interest swaps on September 27, 2024.
The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of future interest expense.
In addition, we have a $1,490 million revolving credit facility, net of our letters of credit, that if drawn bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.

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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the second quarter of fiscal 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
As of September 27, 2024, we had an aggregate of $8,628 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,490 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of September 27, 2024, we have $2,728 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended September 27, 2024.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended September 27, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408, except as described in the table below:

Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date(3)
Bryan Ko	Chief Legal Officer	Adopt	August 27, 2024	X		Up to 101,208 shares	August 27, 2025

(1)    Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)    Non-Rule Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
(3)    Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier of (i) the completion of all purchases or sales; (ii) the date listed in the table; or (iii) such date the arrangement is otherwise terminated according to its terms.

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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

October 31, 2024