Form 10-Q
period 2024-12-27
Gen Digital Inc.
filed 2025-01-31
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of January 27, 2025 was 616,301,369 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended December 27, 2024
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	December 27, 2024	March 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$883	$846
Accounts receivable, net	152	163
Other current assets	262	334
Assets held for sale	23	15
Total current assets	1,320	1,358
Property and equipment, net	61	72
Intangible assets, net	2,336	2,638
Goodwill	10,171	10,210
Other long-term assets	1,475	1,515
Total assets	$15,363	$15,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102	$66
Accrued compensation and benefits	93	78
Current portion of long-term debt	1,396	175
Contract liabilities	1,777	1,808
Other current liabilities	396	599
Total current liabilities	3,764	2,726
Long-term debt	7,080	8,429
Long-term contract liabilities	72	76
Deferred income tax liabilities	223	261
Long-term income taxes payable	1,385	1,490
Other long-term liabilities	688	671
Total liabilities	13,212	13,653
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 616 and 623 shares issued and outstanding as of December 27, 2024 and March 29, 2024, respectively	2,026	2,227
Accumulated other comprehensive income (loss)	(46)	11
Retained earnings (accumulated deficit)	171	(98)
Total stockholders’ equity (deficit)	2,151	2,140
Total liabilities and stockholders’ equity	$15,363	$15,793
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net revenues	$986	$948	$2,925	$2,836
Cost of revenues	193	182	577	541
Gross profit	793	766	2,348	2,295
Operating expenses:
Sales and marketing	182	184	549	552
Research and development	84	77	248	252
General and administrative	108	110	224	559
Amortization of intangible assets	43	61	130	183
Restructuring and other costs	2	2	4	36
Total operating expenses	419	434	1,155	1,582
Operating income (loss)	374	332	1,193	713
Interest expense	(141)	(165)	(443)	(508)
Other income (expense), net	(25)	11	(8)	30
Income (loss) before income taxes	208	178	742	235
Income tax expense (benefit)	49	36	241	(241)
Net income (loss)	$159	$142	$501	$476

Net income (loss) per share - basic	$0.26	$0.22	$0.81	$0.74
Net income (loss) per share - diluted	$0.26	$0.22	$0.80	$0.74

Weighted-average shares outstanding:
Basic	616	639	618	640
Diluted	623	645	624	644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net income (loss)	$159	$142	$501	$476
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(69)	32	(47)	28
Net unrealized gain (loss) on interest rate derivative instruments	9	(19)	(10)	6
Other comprehensive income (loss), net of taxes	(60)	13	(57)	34
Comprehensive income (loss)	$99	$155	$444	$510
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended December 27, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of September 27, 2024	616	$1,995	$14	$89	$2,098
Net income (loss)	—	—	—	159	159
Other comprehensive income (loss), net of taxes	—	—	(60)	—	(60)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(2)	—	(77)	(79)
Stock-based compensation	—	33	—	—	33
Balance as of December 27, 2024	616	$2,026	$(46)	$171	$2,151

Nine months ended December 27, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 29, 2024	623	$2,227	$11	$(98)	$2,140
Net income (loss)	—	—	—	501	501
Other comprehensive income (loss), net of taxes	—	—	(57)	—	(57)
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(25)	—	—	(25)
Repurchases of common stock(1)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(5)	—	(232)	(237)
Stock-based compensation	—	97	—	—	97
Balance as of December 27, 2024	616	$2,026	$(46)	$171	$2,151

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three Months Ended December 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of September 29, 2023	641	$2,655	$6	$(299)	$2,362
Net income (loss)	—	—	—	142	142
Other comprehensive income (loss), net of taxes	—	—	13	—	13
Shares withheld for taxes related to vesting of stock units	—	(6)	—	—	(6)
Repurchases of common stock	(4)	(100)	—	—	(100)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(82)	—	—	(82)
Stock-based compensation	—	35	—	—	35
Balance as of December 29, 2023	637	$2,502	$19	$(157)	$2,364

Nine months ended December 29, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(633)	$2,152
Net income (loss)	—	—	—	476	476
Other comprehensive income (loss), net of taxes	—	—	34	—	34
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of stock units	(1)	(25)	—	—	(25)
Repurchases of common stock	(7)	(141)	—	—	(141)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(245)	—	—	(245)
Stock-based compensation	—	107	—	—	107
Balance as of December 29, 2023	637	$2,502	$19	$(157)	$2,364
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	December 27, 2024	December 29, 2023
OPERATING ACTIVITIES:
Net income (loss)	$501	$476
Adjustments:
Amortization and depreciation	315	374
Impairments and write-offs of current and long-lived assets	2	(1)
Stock-based compensation expense	97	107
Deferred income taxes	(50)	(970)
Gain on sale of property	—	(9)
Non-cash operating lease expense	11	15
Impairment on non-marketable equity investments	30	—
Legal contract dispute cost (Note 19)	42	—
Other	(4)	25
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(34)	7
Accounts payable	35	(18)
Accrued compensation and benefits	16	(38)
Contract liabilities	(27)	(31)
Income taxes payable	(136)	341
Other assets	75	(45)
Other liabilities	(125)	433
Net cash provided by (used in) operating activities	748	666
INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(17)
Purchase of non-marketable equity investments	(4)	—
Proceeds from the sale of property	—	25
Other	(1)	(4)
Net cash provided by (used in) investing activities	(17)	4
FINANCING ACTIVITIES:
Repayments of debt	(147)	(525)
Net proceeds from sales of common stock under employee stock incentive plans	6	6
Tax payments related to vesting of stock units	(25)	(25)
Dividends and dividend equivalents paid	(236)	(245)
Repurchases of common stock	(272)	(141)
Net cash provided by (used in) financing activities	(674)	(930)
Effect of exchange rate fluctuations on cash and cash equivalents	(20)	—
Change in cash and cash equivalents	37	(260)
Beginning cash and cash equivalents	846	750
Ending cash and cash equivalents	$883	$490
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. The results of operations for the three and nine months ended December 27, 2024 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month periods in this report relate to fiscal periods ended December 27, 2024 and December 29, 2023. The three and nine months ended December 27, 2024 and December 29, 2023 each consisted of 13 and 39 weeks, respectively. Our 2025 fiscal year consists of 52 weeks and ends on March 28, 2025.
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
Significant accounting policies
With the exception of those discussed in Note 2, there have been no material changes to our significant accounting policies as of and for the three and nine months ended December 27, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024.
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
We have corrected this error in the accompanying Condensed Consolidated Balance Sheet as of March 29, 2024 by increasing contract liabilities for $78 million, increasing other long-term assets for $21 million and decreasing retained earnings (accumulated deficit) for $57 million. The Condensed Consolidated Statement of Operations for the three months ended December 29, 2023 included a decrease to net revenues of $3 million and a decrease to income tax expense (benefit) of $1 million. The Condensed Consolidated Statement of Operations for the nine months ended December 29, 2023 included a decrease to net revenues of $9 million and a decrease to income tax expense (benefit) of $3 million.
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
ASU 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. In November 2024, the FASB issued new guidance requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
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
During the third quarter of fiscal 2024, we completed the sale of the land and buildings in Tucson, Arizona, which were previously classified as held for sale, for cash consideration of $12 million, net of selling costs. We recognized a gain on sale of $5 million.
During fiscal 2023, we determined land and buildings in Dublin, Ireland, which were previously reported as property and equipment, qualified as held for sale.
During the first quarter of fiscal 2024, we completed the sale of certain land and buildings in Dublin, Ireland, for cash consideration of $13 million, net of selling costs, and recognized a gain on sale of $4 million. The remaining land and building in Dublin, Ireland, remains held for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. During the second quarter of fiscal year 2025, we recognized an immaterial impairment representing the difference between the fair value less cost to sell and the carrying value of the remaining land and building in Dublin, Ireland. As of December 27, 2024, this property remains classified as assets held for sale.
During the second quarter of fiscal 2025, we determined certain land and buildings in Tettnang, Germany, which were previously reported as property and equipment, qualified as held for sale classification. As a result, we reclassified the aggregate $12 million carrying value from property and equipment, net to assets held for sale in our Condensed Consolidated Balance Sheet. Upon reclassification, we recognized an immaterial impairment representing the difference between the fair value less cost to sell and the carrying value of the property.
On December 18, 2024, we entered into an agreement to sell certain land and buildings in Tettnang, Germany, which were reclassified to assets held for sale during the second quarter of fiscal 2025, for cash consideration of approximately $9 million and a 5-year leaseback agreement for a portion of the property. The transaction is expected to close during the fourth quarter of fiscal 2025.
During the three months ended December 27, 2024, there were no impairments on our held for sale properties. During the nine months ended December 27, 2024, we recognized immaterial impairments on our held for sale properties, which was included in Other Income (expense), net in our Condensed Consolidated Statement of Operations, because the fair value less costs to sell is less than the carrying value of our properties.

Note 4. Business Combinations
Proposed Acquisition of MoneyLion
On December 10, 2024, we entered into a definitive agreement to acquire MoneyLion Inc. (NYSE: ML). MoneyLion extends our identity solutions into offering comprehensive financial wellness through MoneyLion’s full-featured personal finance platform that includes credit building and financial management services.
Under the terms of the definitive agreement, each share of Class A common stock, par value $0.0001 per share, of MoneyLion, that is issued and outstanding as of immediately prior to the effective time of the acquisition will be automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $82.00, without interest thereon, representing a cash value of approximately $1 billion. In addition, for each share owned, MoneyLion shareholders will receive at closing one contingent value right (CVR) that entitles the holder to a contingent payment of $23.00 in the form of shares of our common stock (issuable based on an assumed share price of $30.48 per Gen share) if our average volume-weighted average share price reaches at least $37.50 per share over 30 consecutive trading days from December 10, 2024 until 24 months after close. There can be no assurance that any payments will be made with respect to CVRs. It is expected that CVRs will be listed on the Nasdaq Stock Market.
The proposed acquisition has been approved by the Board of Directors of both Gen and MoneyLion. Closing of the proposed acquisition is subject to approval by the MoneyLion shareholders. The proposed acquisition is expected to close by the first half of Gen’s fiscal year 2026, subject to regulatory approvals and the satisfaction or waiver of other customary closing conditions.
Note 5. Revenues
Contract liabilities
During the three and nine months ended December 27, 2024, we recognized $742 million and $1,620 million from the contract liabilities balances as of September 27, 2024 and March 29, 2024, respectively. During the three and nine months ended December 29, 2023, we recognized $702 million and $1,580 million from the contract liabilities balances as of September 29, 2023 and March 31, 2023, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of December 27, 2024, we had $1,174 million of remaining performance obligations, excluding customer deposit liabilities of $675 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of March 29, 2024	$10,210
Translation adjustments	(39)
Balance as of December 27, 2024	$10,171
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	December 27, 2024			March 29, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,642	$(895)	$747	$1,642	$(773)	$869
Developed technology	1,342	(559)	783	1,343	(388)	955
Other	89	(22)	67	90	(15)	75
Total finite-lived intangible assets	3,073	(1,476)	1,597	3,075	(1,176)	1,899
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,812	$(1,476)	$2,336	$3,814	$(1,176)	$2,638

Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Customer relationships and other	$43	$61	$130	$183	Operating expenses
Developed technology	56	57	171	172	Cost of revenues
Total	$99	$118	$301	$355
As of December 27, 2024, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2025	$100
2026	395
2027	381
2028	380
2029	249
Thereafter	92
Total	$1,597
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	December 27, 2024	March 29, 2024
Cash	$432	$408
Cash equivalents	451	438
Total cash and cash equivalents	$883	$846
Accounts receivable, net:

(In millions)	December 27, 2024	March 29, 2024
Accounts receivable	$196	$165
Allowance for doubtful accounts	(44)	(2)
Total accounts receivable, net	$152	$163
Other current assets:

(In millions)	December 27, 2024	March 29, 2024
Prepaid expenses	$131	$142
Income tax receivable and prepaid income taxes	101	174
Other tax receivable	12	1
Other	18	17
Total other current assets	$262	$334
Property and equipment, net:

(In millions)	December 27, 2024	March 29, 2024
Land	$12	$13
Computer hardware and software	359	491
Office furniture and equipment	16	16
Buildings	15	28
Leasehold improvements	37	35
Construction in progress	1	1
Total property and equipment, gross	440	584
Accumulated depreciation and amortization	(379)	(512)
Total property and equipment, net	$61	$72

Other long-term assets:

(In millions)	December 27, 2024	March 29, 2024
Non-marketable equity investments	$110	$136
Long-term income tax receivable and prepaid income taxes	10	11
Deferred income tax assets	1,250	1,236
Operating lease assets	52	45
Long-term prepaid royalty	9	21
Other	44	66
Total other long-term assets	$1,475	$1,515
Short-term contract liabilities:

(In millions)	December 27, 2024	March 29, 2024
Deferred revenue	$1,102	$1,200
Customer deposit liabilities	675	608
Total short-term contract liabilities	$1,777	$1,808
Other current liabilities:

(In millions)	December 27, 2024	March 29, 2024
Income taxes payable	$125	$198
Other taxes payable	91	72
Accrued legal fees	25	103
Accrued royalties	36	52
Accrued interest	67	78
Current operating lease liabilities	12	13
Other accrued liabilities	40	83
Total other current liabilities	$396	$599
Other long-term liabilities:

(In millions)	December 27, 2024	March 29, 2024
Long-term accrued legal fees	$598	$586
Long-term operating lease liabilities	43	38
Other	47	47
Total other long-term liabilities	$688	$671
Long-term income taxes payable:

(In millions)	December 27, 2024	March 29, 2024
Unrecognized tax benefits (including interest and penalties)	$1,384	$1,346
Deemed repatriation tax payable	—	139
Other long-term income taxes	1	5
Total long-term income taxes payable	$1,385	$1,490
Other income (expense), net:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Interest income	$6	$5	$20	$17
Foreign exchange gain (loss)	(1)	(1)	1	1
Gain (loss) on equity investments	(30)	—	(30)	—
Gain (loss) on sale of properties	—	5	—	9
Other	—	2	1	3
Other income (expense), net	$(25)	$11	$(8)	$30

Supplemental cash flow information:

	Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023
Income taxes paid (received), net of refunds	$394	$395
Interest expense paid	$445	$488
Cash paid for amounts included in the measurement of operating lease liabilities	$13	$19
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$4	$—
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(13)	$(5)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$1	$2
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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	December 27, 2024			March 29, 2024
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$451	$451	$—	$438	$438	$—
Interest rate swaps	6	—	6	16	—	16
Total assets	$457	$451	$6	$454	$438	$16
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of December 27, 2024 and March 29, 2024, the carrying value of our non-marketable equity investments was $110 million and $136 million, respectively. During the three months ended December 27, 2024, we recognized $30 million impairment on our non-marketable equity investment received as consideration in a legacy divestiture.
Current and long-term debt
As of December 27, 2024 and March 29, 2024, the total fair value of our current and long-term fixed rate debt was $2,626 million and $2,624 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain facilities, equipment and data center co-locations under operating leases that expire on various dates through fiscal 2033. Our leases generally have terms that range from 1 year to 9 years for our facilities, 1 year to 5 years for equipment and 1 year to 7 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.

The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Operating lease costs	$3	$3	$10	$9
Short-term lease costs	1	1	2	2
Variable lease costs	1	1	3	4
Total lease costs	$5	$5	$15	$15
Other information related to our operating leases was as follows:

	December 27, 2024	March 29, 2024
Weighted-average remaining lease term	4.8 years	4.6 years
Weighted-average discount rate	5.67%	5.35%
See Note 7 for cash flow information related to our operating leases.
As of December 27, 2024, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2025	$4
2026	15
2027	15
2028	9
2029	8
Thereafter	12
Total lease payments	63
Less: Imputed interest	(8)
Present value of lease liabilities	$55

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	December 27, 2024	March 29, 2024	Effective Interest Rate
5.00% Senior Notes due April 15, 2025	$1,100	$1,100	5.00%
Term A Facility due September 12, 2027	3,568	3,666	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,395	2,444	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	3	3	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	3	3	0.95%
Total principal amount	8,569	8,716
Less: unamortized discount and issuance costs	(93)	(112)
Total debt	8,476	8,604
Less: current portion	(1,396)	(175)
Total long-term debt	$7,080	$8,429

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
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus 1.75%.
The interest rates for the outstanding term loans are as follows:

	December 27, 2024	March 29, 2024
Term A Facility due September 12, 2027	6.17%	7.18%
Term B Facility due September 12, 2029	6.32%	7.43%
As of December 27, 2024, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2025	$64
2026	1,391
2027	232
2028	4,016
2029	37
Thereafter	2,829
Total future maturities of debt	$8,569
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

The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. The principal amounts of Term Facility B must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. Quarterly installment payments commenced on March 31, 2023. We may voluntarily repay outstanding principal balances under the Revolving Facility and Term loan facilities without penalty or premium. As of December 27, 2024, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts. As of December 27, 2024, we had $5 million in letters of credit.
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
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of December 27, 2024, we were in compliance with all financial debt covenants.
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
These arrangements are designated as cash flow hedges for accounting purposes and as such, we will recognize the changes in the fair value of these interest rate swaps in Accumulated other comprehensive income (loss) (AOCI), and the periodic settlements or accrued settlements of the swap will be recognized within or against interest expense in our Condensed Consolidated Statements of Operations. Cash flows related to these hedges are classified under operating activities in our Condensed Consolidated Statements of Cash Flows.
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of December 27, 2024 and March 29, 2024:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	December 27, 2024	March 29, 2024	December 27, 2024	March 29, 2024	December 27, 2024	March 29, 2024
Foreign exchange contracts not designated as hedging instrument (1)	$242	$345	$—	$—	$—	$—
Interest rate swap contracts designated as cash flow hedge	1,000	1,000	6	16	—	—
Total	$1,242	$1,345	$6	$16	$—	$—

(1) The fair values of the foreign exchange contracts are less than $1 million as of December 27, 2024 and March 29, 2024.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Interest rate swap contracts designated as cash flow hedge	$(12)	$15	$(1)	$(17)
The related gain (loss) recognized in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Foreign exchange contracts not designated as hedging instrument	$(7)	$3	$(5)	$(6)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedge	3	4	11	11	Interest expense
Total	$(4)	$7	$6	$5
As of December 27, 2024, we estimate that less than $5 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan

In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. As of December 27, 2024, we have incurred costs of $128 million related to the September 2022 Plan.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Severance and termination benefit costs	$1	$(1)	$2	$21
Contract cancellation charges	—	3	—	5
Stock-based compensation charges	—	—	—	1
Asset write-offs and impairments	—	1	—	1
Other exit and disposal costs	1	(1)	2	8
Total restructuring and other costs	$2	$2	$4	$36
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Income (loss) before income taxes	$208	$178	$742	$235
Income tax expense (benefit)	$49	$36	$241	$(241)
Effective tax rate	24%	20%	32%	(103)%
Our effective tax rate for the three and nine months ended December 27, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
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
Note 14. Stockholders' Equity
Dividends
On January 30, 2025, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2025. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of December 27, 2024, we had $2,728 million remaining under the authorization to be completed in future periods.

The following table summarizes activity related to our stock repurchase program during three and nine months ended December 27, 2024 and December 29, 2023:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Number of shares repurchased	—	5	11	7
Average price per share	$—	$21.54	$24.65	$19.88
Aggregate purchase price	$—	$100	$272	$141
We did not have any stock repurchases during the three months ended December 27, 2024.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 29, 2024	$(5)	$16	$11
Other comprehensive income (loss), net of taxes	(47)	(10)	(57)
Balance as of December 27, 2024	$(52)	$6	$(46)
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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cost of revenues	$1	$1	$3	$3
Sales and marketing	9	10	27	29
Research and development	9	9	27	30
General and administrative	14	15	40	44
Restructuring and other costs	—	—	—	1
Total stock-based compensation expense	$33	$35	$97	$107
Income tax benefit for stock-based compensation expense	$(4)	$(4)	$(12)	$(13)
As of December 27, 2024, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $208 million, which will be recognized over an estimated weighted-average amortization period of 1.9 years.

The following table summarizes additional information related to our stock-based awards:

	Nine Months Ended
(In millions, except per grant data)	December 27, 2024	December 29, 2023
Restricted stock units (RSUs):
Weighted-average fair value per award granted	$23.81	$17.37
Awards granted	5	6
Total fair value of awards released	$78	$73
Outstanding and unvested	9	9
Performance-based restricted stock units (PRUs):
Weighted-average fair value per award granted	$32.57	$22.83
Awards granted	1	2
Total fair value of awards released	$24	$19
Outstanding and unvested at target payout	5	5
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the 4 million assumed RSUs under the Avast Plans, contain DERs that entitle the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DERs equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of December 27, 2024 and March 29, 2024, current dividends payable related to DER was $4 million recorded as part of Other current liabilities in the Condensed Consolidated Balance Sheets, and long-term dividends payable related to DER was $4 million recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets.
Note 16. Net Income (Loss) Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of employee equity awards.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net income (loss)	$159	$142	$501	$476

Net income (loss) per share - basic	$0.26	$0.22	$0.81	$0.74
Net income (loss) per share - diluted	$0.26	$0.22	$0.80	$0.74

Weighted-average shares outstanding - basic	616	639	618	640
Dilutive potentially issuable shares:
Employee equity awards	7	6	6	4
Weighted-average shares outstanding - diluted	623	645	624	644

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	—	2	—	1
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to evaluate company performance and to allocate and prioritize resources.

The following table summarizes net revenues for our major solutions:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Consumer security revenues	$619	$598	$1,841	$1,796
Identity and information protection revenues	355	335	1046	992
Total cyber safety revenues	974	933	2,887	2,788
Legacy revenues	12	15	38	48
Total net revenues	$986	$948	$2,925	$2,836
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
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023 (1)	December 27, 2024	December 29, 2023 (1)
Americas	$647	$619	$1,924	$1,851
EMEA	240	230	706	683
APJ	99	99	295	302
Total net revenues (1)	$986	$948	$2,925	$2,836

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
(1)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for the three and nine months ended December 29, 2023 where we aligned allocation methodologies across similar product categories.
Revenues from customers inside the U.S. were $589 million and $1,752 million during the three and nine months ended December 27, 2024, respectively, and $564 million and $1,687 million during the three and nine months ended December 29, 2023, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash and cash equivalents held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	December 27, 2024	March 29, 2024
U.S.	$497	$467
International	386	379
Total cash and cash equivalents	$883	$846
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	December 27, 2024	March 29, 2024
U.S.	$51	$47
Germany	—	12
Other countries (1)	10	13
Total property and equipment, net	$61	$72

(1)     No individual country represented more than 10% of the respective totals.

Significant customers and e-commerce partners
No individual, end-user customer accounted for 10% or more of our net revenues during the nine months ended December 27, 2024 and December 29, 2023.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable, prior to allowance of doubtful accounts, were as follows:

	December 27, 2024	March 29, 2024
E-commerce partner A	9%	13%
E-commerce partner B	21%	11%
On January 16, 2025, we notified e-commerce partner B of our termination of the agreement and subsequently entered into a legal settlement agreement with them. Refer to Note 19 for further information about this notice of termination and settlement agreement.
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
At this time, our current estimate of probable losses from this matter is approximately $594 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
A fourth lawsuit filed in the Delaware Superior Court, Kukard v. Symantec, brought claims derivatively on behalf of our 2008 Employee Stock Purchase Plan. The parties reached a settlement, which received final approval from the Court on December 4, 2024, at which time judgment was entered. The judgment was not appealed and is now final and the impact of the settlement was not material. All related matters are now resolved.
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

On March 23, 2021, plaintiffs withdrew their demand for a jury trial and we consented to proceed with a bench trial, which concluded on March 24, 2022. We settled with the State of Florida before trial and the State of New York during trial, both for immaterial amounts which have been paid. On January 19, 2023, the Court issued its Findings of Facts and Conclusions of Law in which it found in favor of the United States in part and awarded damages and penalties in the amount of $1.3 million, which the Company then paid. The Court also found in favor of the State of California in part and awarded penalties in the amount of $0.4 million, which the Company also paid. The resulting Judgment was filed by the Court on January 20, 2023. On February 16, 2023, plaintiffs filed Motions to Amend Judgment to revive the damages claimed at trial. On January 16, 2024, the Court granted in part and denied in part the United States’ Motion to Amend and awarded $53 million in damages and penalties. The State of California’s Motion to Amend was denied. A subsequent motion to amend and correct the January 2024 judgment brought by the Company was denied.

The January 2024 judgment was paid by the Company in November 2024. Additionally, the Company reached an agreement in principle to pay Relator’s counsel $12 million for its attorneys’ fees, which the Company accrued in the third quarter of fiscal 2025 and expects to pay in the fourth quarter of fiscal 2025.
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
On March 27, 2024, Stichting CUIC – Privacy Foundation for Collective Redress, a Dutch foundation (the Foundation), filed its writ of summons to initiate a collective action. The Foundation has asserted it represents the interests of Avast customers in the Netherlands whose data was provided to Jumpshot and that by doing so Avast violated the requirements of the GDPR and other provisions in Dutch and European Union privacy and consumer law entitling those customers to damages and other compensation, all of which we dispute. No specific amount of damages has been alleged to date. At this stage, the matter remains pending, and we are unable to assess whether any material loss or adverse effect is reasonably possible or estimate the range of any potential loss.
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
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc. (later restyled as Karwowski v. Gen Digital Inc. et al.), was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. The claims related to Jumpshot, and Jumpshot, Inc. as a defendant, were dismissed on July 9, 2024, as a result of a Motion to Dismiss brought by the Company. The remaining claims were then voluntarily dismissed, with prejudice, by the Plaintiffs. Judgment was entered by the Court on October 23, 2024, as to those claims and on November 22, 2024, Plaintiffs filed a Notice of Appeal regarding the earlier dismissed Jumpshot-related claims. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend them vigorously.
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
During the three and nine months ended December 27, 2024, we incurred $22 million and $62 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statement of Operations. During the three and nine months ended December 29, 2023, we incurred $60 million and $412 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statement of Operations.
Note 19. Subsequent Events
Significant E-commerce Partner
At the end of our third fiscal quarter of 2025, E-commerce Partner B (see Note 17), who acts as the payment processor and merchant of record for a subset of Avast customers, missed its contractually required payment. Additional contractually required payments were missed in the first few weeks of our fourth fiscal quarter ending March 28, 2025. In January 2025, E-commerce partner B cited financial difficulties, which raised our concerns about its solvency and ability to comply with the contractual terms of the agreement. On January 16, 2025, we notified them of our termination of the agreement. After further settlement discussions, the parties agreed to resolve all disputes between them, including but not limited to claims of breach of the agreement, and the parties entered into a legal settlement agreement. Under the terms of the legal settlement agreement, E-commerce partner B is required to transfer all of our customer information to us, and we released our claims to valid outstanding accounts receivable (net of any fees payable) from E-commerce partner B, totaling $66 million as of January 17, 2025, along with customary releases for the parties. In the third quarter of fiscal 2025, $42 million of accounts receivable existing on December 27, 2024 from E-commerce partner B were charged off as general and administrative expense. Accounts receivable of $24 million generated from E-commerce Partner B in our fourth fiscal quarter of 2025 will be charged off in that quarter.
E-commerce partner B billed our customers $139 million during the three months ended December 27, 2024, primarily for annual renewals for a subset of Avast customers. We immediately began the process of migrating these customers to our proprietary eStore platform and expect to complete a significant portion of the migration process by March 2025.
Upon transfer of all data, we do not anticipate any material impact on our customer base or revenue. However, the seamless processing of customer transactions is critical to our business operations. Any disruption in our billing and collection processes could adversely affect the customer experience, result in a loss of revenue, and materially impact our financial position, results of operations, and cash flows.
Fiscal 2025 Acquisition
On January 28, 2025, we acquired all the outstanding shares of a technology-enabled personal finance education and recommendation platform for an aggregate purchase price of $85 million in cash. While this acquisition is immaterial to Gen’s overall financial results, it is expected to enhance our capabilities in the cyber safety, identity protection (LifeLock), and financial wellness business.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three and nine months ended December 27, 2024 and December 29, 2023 each consisted of 13 and 39 weeks, respectively. Our 2025 fiscal year consists of 52 weeks and ends on March 28, 2025.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net revenues	$986	$948	$2,925	$2,836
Operating income (loss)	$374	$332	$1,193	$713
Net income (loss)	$159	$142	$501	$476
Net income (loss) per share - diluted	$0.26	$0.22	$0.80	$0.74

	As Of
(In millions)	December 27, 2024	March 29, 2024
Cash and cash equivalents	$883	$846
Contract liabilities	$1,849	$1,884
Below are our financial highlights for the third quarter of fiscal 2025, compared to the corresponding period in the prior year:
•Net revenues increased $38 million, primarily due to higher sales in both our consumer security and identity and information protection products.
•Operating income increased $42 million, primarily due to increased net revenues and lower amortization of intangible assets, offset by an increase in revenue share costs.
•Net income increased $17 million and net income per share increased $0.04, primarily due to increased operating income discussed above and decreased interest expense associated with our Term B facility. This is offset by an impairment expense on our non-marketable equity investments and increase in income tax expense.
Below are our financial highlights for the first nine months of fiscal 2025, compared to the corresponding period in the prior year:
•Net revenues increased $89 million, primarily due to higher sales in both our consumer security and identity and information protection products.
•Operating income increased $480 million, primarily due to increased net revenues, decrease in legal costs related to ongoing litigation, lower amortization of intangible assets and restructuring costs related to our acquisition of Avast.
•Net income increased $25 million and net income per share increased $0.06, primarily due to increased operating income discussed above and decreased interest expense associated with our Term B facility. This is offset by an impairment expense on our non-marketable equity investments and the absence of an income tax benefit in the second quarter of fiscal 2024.
•Cash and cash equivalents increased by $37 million compared to March 29, 2024, primarily due cash generated from operating activities during the first nine months of fiscal 2025. This is partially offset by repurchases of our common stock, cash interest paid, dividends paid to shareholders, voluntary prepayments of our Term B facility, and mandatory principal amortization payments of our Term A and B facility.
•Contract liabilities decreased $35 million compared to March 29, 2024, primarily due to billing seasonality and fluctuations in foreign currency rates.

Proposed Acquisition of MoneyLion
On December 10, 2024, we entered into a definitive agreement to acquire MoneyLion Inc. (NYSE: ML). See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information about the proposed acquisition.
Subsequent Event
On January 16, 2025, we notified e-commerce partner B (Refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements for information about e-commerce partner B) of our termination of the agreement and subsequently entered into a legal settlement agreement with them. Refer to Note 19 of the Notes to the Condensed Consolidated Financial Statements for further information about this notice of termination and settlement agreement.
Fiscal 2025 Acquisition
Refer to Note 19 of the Notes to the Condensed Consolidated Financial Statements for further information about the acquisition completed on January 28, 2025.
GLOBAL MACROECONOMIC CONDITIONS
As a global company, our results of operations and cash flows may be influenced by global macroeconomic conditions, including, but not limited to, foreign currency exchange rate fluctuations, the impact of interest rate fluctuations, inflation, geopolitical conflicts and/or pressures, including the unknown impacts of current and future trade regulations, instability in the global banking sector, economic slowdown and recession risks, any of which may persist for an extended period.

We continue to monitor the direct and indirect impacts of these global macroeconomic or other geopolitical factors. The broader implications of these events on our business, results of operations, and overall financial position remain uncertain and could result in further adverse impacts to our reported results. For further discussion of the potential impacts of global macroeconomic conditions on our business, please see Part 1, Item III and “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2024. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended December 27, 2024.
RESULTS OF OPERATIONS

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net revenues	100%	100%	100%	100%
Cost of revenues	20	19	20	19
Gross profit	80	81	80	81
Operating expenses:
Sales and marketing	18	19	19	19
Research and development	9	8	8	9
General and administrative	11	12	8	20
Amortization of intangible assets	4	6	4	6
Restructuring and other costs	—	—	—	1
Total operating expenses	42	46	39	56
Operating income (loss)	38	35	41	25
Interest expense	(14)	(17)	(15)	(18)
Other income (expense), net	(3)	1	—	1
Income (loss) before income taxes	21	19	25	8
Income tax expense (benefit)	5	4	8	(8)
Net income (loss)	16%	15%	17%	17%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 27, 2024	December 29, 2023	Change in %	December 27, 2024	December 29, 2023	Change in %
Net revenues	$986	$948	4%	$2,925	$2,836	3%
Three Months Ended December 27, 2024 Compared with Three Months Ended December 29, 2023
Net revenues increased $38 million, due to a $21 million increase in sales of our consumer security products and a $20 million increase in sales of our identity and information protection products. This was partially offset by a $3 million decrease in our legacy product offerings.
Nine Months Ended December 27, 2024 Compared with Nine Months Ended December 29, 2023
Net revenues increased $89 million, due to a $54 million increase in sales of our identity and information protection products and a $45 million increase in sales of our consumer security products. This was partially offset by a $10 million decrease in our legacy product offerings. This is inclusive of $9 million of foreign exchange headwinds, in our consumer security solutions.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions, except for per user amounts)	December 27, 2024	December 29, 2023
Direct customer revenues	$869	$834
Partner revenues	105	99
Total cyber safety revenues	$974	$933
Legacy revenues (1)	$12	$15
Direct customer count (at quarter end)	40.1	38.9
Direct average revenue per user (ARPU)	$7.27	$7.18
Retention rate	78%	77%

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
Net revenues by geographical region

	Three Months Ended (1)		Nine Months Ended (1)
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Americas	66%	65%	66%	65%
EMEA	24%	24%	24%	24%
APJ	10%	11%	10%	11%

(1)     From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for the three and nine months ended December 29, 2023 where we aligned allocation methodologies across similar product categories.
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region in the three and nine months ended December 27, 2024 remains primarily in the Americas.
Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 27, 2024	December 29, 2023	Change in %	December 27, 2024	December 29, 2023	Change in %
Cost of revenues	$193	$182	6%	$577	$541	7%
Three Months Ended December 27, 2024 Compared with Three Months Ended December 29, 2023
Cost of revenues increased $11 million, primarily due to a $12 million increase in revenue share costs.
Nine Months Ended December 27, 2024 Compared with Nine Months Ended December 29, 2023
Cost of revenues increased $36 million, primarily due to a $34 million increase in revenue share costs.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	December 27, 2024	December 29, 2023	Change in %	December 27, 2024	December 29, 2023	Change in %
Sales and marketing	$182	$184	(1)%	$549	$552	(1)%
Research and development	84	77	9%	248	252	(2)%
General and administrative	108	110	(2)%	224	559	(60)%
Amortization of intangible assets	43	61	(30)%	130	183	(29)%
Restructuring and other costs	2	2	—%	4	36	(89)%
Total operating expenses	$419	$434	(3)%	$1,155	$1,582	(27)%
Three Months Ended December 27, 2024 Compared with Three Months Ended December 29, 2023
Sales and marketing, research and development and general and administrative remained relatively flat.

Amortization of intangible assets decreased $18 million, primarily due to certain intangible assets being fully amortized during fiscal 2024.
Restructuring and other costs remained flat. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2025 restructuring activities.
Nine Months Ended December 27, 2024 Compared with Nine Months Ended December 29, 2023
Sales and marketing and research and development remained relatively flat.
General and administrative expense decreased $335 million, primarily due to the absence of legal costs related to our litigation with Columbia in the second quarter of fiscal 2024.
Amortization of intangible assets decreased $53 million, primarily due to certain intangible assets being fully amortized during fiscal 2024.
Restructuring and other costs decreased $32 million, primarily due to a $30 million decrease in severance, termination benefits, contract cancellation costs and other exit and disposal costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2025 restructuring activities.
Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Interest expense	$(141)	$(165)	$(443)	$(508)
Interest income	6	5	20	17
Foreign exchange gain (loss)	(1)	(1)	1	1
Gain (loss) on equity investments	(30)	—	(30)	—
Gain (loss) on sale of properties	—	5	—	9
Other	—	2	1	3
Total non-operating income (expense), net	$(166)	$(154)	$(451)	$(478)
Three Months Ended December 27, 2024 Compared with Three Months Ended December 29, 2023
Non-operating income (expense), net, increased by $12 million in expense, primary due to a $30 million impairment expense on our non-marketable equity investments. This was partially offset by a $19 million decrease in interest expense related to our Term B facility.
Nine Months Ended December 27, 2024 Compared with Nine Months Ended December 29, 2023
Non-operating income (expense), net, decreased by $27 million, primarily due to a $51 million decrease in interest expense related to our Term B facility. This was partially offset by a $30 million impairment expense on our non-marketable equity investments.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Income (loss) before income taxes	$208	$178	$742	$235
Income tax expense (benefit)	$49	$36	$241	$(241)
Effective tax rate	24%	20%	32%	(103)%
Our effective tax rate for the three and nine months ended December 27, 2024 differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of Avast through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of December 27, 2024, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	December 27, 2024	December 29, 2023
Net cash provided by (used in):
Operating activities	$748	$666
Investing activities	$(17)	$4
Financing activities	$(674)	$(930)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased $82 million, primarily due to higher profit before taxes adjusted by non-cash items, increased cash collection from our cyber safety billings and an increase in accounts payable as a result of the timing of payments. This is partially offset by increased legal payments compared to the first nine months of fiscal 2024.
Cash from investing activities
Our cash flows provided by and used in investing activities remained relatively flat.
Cash from financing activities
Our cash flows used in financing activities decreased $256 million, primarily due to a $320 million decrease in voluntary prepayments of our Term B Facility and a $58 million decrease in mandatory principal prepayments of our Term A and B Facilities. This was partially offset by a $131 million increase in repurchases of common stock under our repurchase program as compared to the first nine months of fiscal 2024.
Cash and cash equivalents
As of December 27, 2024, we had cash and cash equivalents of $883 million, of which $386 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.

Debt
We have an undrawn revolving credit facility of $1,495 million, net of our letters of credit, which expires in September 2027.
Stock repurchases
During the nine months ended December 27, 2024 and December 29, 2023, we executed repurchases of 11 million and 7 million of our common stock under our existing stock repurchase program for an aggregate amount of $272 million and $141 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of December 27, 2024, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	December 27, 2024
Term Loans	$5,963
Senior Notes	2,600
Mortgage Loans	6
Total debt	$8,569
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of December 27, 2024, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On January 30, 2025, we announced a cash dividend of $0.125 per share of common stock to be paid in March 2025. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs. As of December 27, 2024, the remaining balance of our stock repurchase authorization was $2,728 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of fiscal 2025. During the nine months ended December 27, 2024, we made $21 million in cash payments related to the September 2022 Plan. As of December 27, 2024, we have incurred costs of $128 million related to the September 2022 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further cash flow information associated with our restructuring activities.

Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts and obligations under various non-cancellable leases. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of December 27, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,384 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
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
Interest rate risk
As of December 27, 2024, we had $2,600 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,626 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of December 27, 2024, we also had $5,963 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $60 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $12 million increase or $12 million decrease in the fair values of our floating to fixed rate interest swaps on December 27, 2024.
The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of future interest expense.
In addition, we have a $1,495 million revolving credit facility, net of our letters of credit, that if drawn bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.
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
(b) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting or in other factors that occurred during the third quarter of fiscal 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Additionally, third parties have claimed and, from time to time, additional third parties may claim that we have infringed their intellectual property rights, including claims regarding patents, copyrights and trademarks. For additional information on such claims, please refer to Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
As of December 27, 2024, we had an aggregate of $8,569 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,495 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 5.0% Senior Notes due 2025, 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of December 27, 2024, we have $2,728 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended December 27, 2024.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended December 27, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 27, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

January 31, 2025