Form 10-K
period 2025-03-28
Gen Digital Inc.
filed 2025-05-15
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Gen Digital common stock on September 27, 2024 as reported on the Nasdaq Global Select Market: $10,678,012,697, based on a per share stock price of $27.47. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.
The number of shares of Gen Digital common stock, $0.01 par value per share, outstanding as of May 12, 2025 was 620,229,707 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 28, 2025.

GEN DIGITAL INC.
FORM 10-K
For the Fiscal Year Ended March 28, 2025
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including Avast and MoneyLion), divestitures, restructurings, stock repurchases, financings, debt repayments and investment activities; the outcome or impact of pending litigation, claims or disputes; risks associated with third party providers; evolving regulations and increased scrutiny from regulators; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the global macroeconomic outlook, including but not limited to, the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, and the impact of new trade policy, including the implementation of global tariffs; economic disruptions caused by the potential impact of volatility and conflict in the geopolitical and economic environment; and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Item 1A. Risk Factors, of this Annual Report on Form 10-K. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the Securities and Exchange Commission (SEC), generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
SUMMARY RISK FACTORS
We are subject to a number of risks that, if realized, could materially and adversely affect our business, financial condition, results of operations, and cash flows and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:
•If we are unable to develop new and enhanced solutions and products, or if we are unable to continually improve the performance, features, and reliability of our existing solutions and products, our business and operating results could be adversely affected.
•We operate in a highly competitive and dynamic environment, and if we are unable to compete effectively, we could experience a loss in market share and a reduction in revenue.
•Issues in the development and deployment of artificial intelligence (“AI”) may result in reputational harm and legal liability and could adversely affect our results of operations.
•Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
•Our revenue and operating results depend significantly on our ability to retain our existing customers and expand sales to them, convert existing non-paying customers to paying customers and add new customers.
•If we fail to manage our sales and distribution channels effectively, if our partners choose not to market and sell our solutions to their customers, or if we have an adverse change in our relationships with key third-party partners, service providers or vendors, our operating results could be materially and adversely affected.
•Changes in industry structure and market conditions have and may continue to lead to charges related to discontinuance of certain of our products or businesses and asset impairments.
•Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.
•Our future success depends on our ability to attract and retain personnel in a competitive marketplace.
•If the information provided to us by customers or other third parties is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.
•Our solutions, systems, websites and the data on these sources have been in the past and may continue to be subject to cybersecurity events that could materially harm our reputation and future sales.
•We collect, use, disclose, store or otherwise process personal information and other sensitive data, which is subject to stringent and changing state and federal laws and regulations.
•Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services, which could harm our business.

•We are dependent upon Broadcom for certain engineering and threat response services, which are critical to many of our products and business.
•If we fail to offer high-quality customer support, our customer satisfaction may suffer and have a negative impact on our business and reputation.
•Our solutions are complex and operate in a wide variety of environments, systems and configurations, which could result in failures of our solutions to function as designed.
•Negative publicity regarding our brand, solutions and business could harm our competitive position.
•Our reputation and/or business could be negatively impacted by sustainability and governance matters and/or our reporting of such matters.
•We are affected by seasonality, which may impact our revenue and results of operations.
•Our solutions are highly regulated and the legal and regulatory regimes governing certain of our products and services are uncertain and evolving, which could impede our ability to market and provide our solutions or adversely affect our business, financial position and results of operations.
•The regulatory regime governing blockchain technologies and digital assets is uncertain, and new laws, regulations or policies, including licensing laws, may alter our business practices with respect to digital assets.
•If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.
•From time to time we are party to lawsuits and investigations which has previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
•Third parties have claimed and additional third parties in the future may claim that we infringe their proprietary rights.
•Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
•There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.
•Our Amended Credit Agreement imposes operating and financial restrictions on us.
•We may be unsuccessful in managing the effects of changes in the cost of capital on our business.
•The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and result of operations.
•If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Hedging or other mitigation actions to mitigate against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distributions.
•Adverse macroeconomic conditions and government efforts to combat inflation, along with other interest rate pressures, have led to and may continue to lead to higher financing costs and may particularly have negative effects on the consumer finance industry and our MoneyLion business.
•Fluctuations in our quarterly financial results have affected the trading price of our stock in the past and could affect the trading price of our stock in the future.
•We may be required to issue shares under our contingent value rights agreement with certain former holders.
•Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss), cash flows and working capital and audits by tax authorities could result in additional tax payments for prior periods.
•We could be obligated to pay additional taxes in various jurisdiction, which would harm our results of operations.
•Our ability to use our deferred tax assets to offset future taxable income may be limited.
The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Annual Report on Form 10-K, including the matters set forth below in this Part I, Item 1A.

PART I
Item 1. Business
Purpose and Mission
Purpose: Powering Digital Freedom.
Mission: We create innovative and easy-to-use technology solutions that help people grow, manage and secure their digital and financial lives.
Our Values
Protecting people is what inspires us, and our people are at the core of what we do. We seek to attract talent that embraces the following values:
•Customer Driven. Community Minded. We are customer obsessed and drive positive impact.
•Think Big. Be Bold. We embrace change and innovate fearlessly.
•Be Scrappy. Make it Happen. Big or small, we get things done irrespective of title or role.
•Play to Win. Together. We win for our customers, with passion and integrity.
Company Overview
Gen is a global company powering Digital Freedom with a family of trusted brands including Norton, Avast, LifeLock and more. We bring award-winning products and services in cyber safety, covering security, privacy, identity protection and financial wellness to approximately 500 million users in more than 150 countries, empowering them to live their digital lives safely, privately, and confidently today and for generations to come.
Today’s world is increasingly digital, and this has changed the way we live our lives every day. The last decade has brought increasingly impressive technological advances that have unlocked new ways to play and transact online, control smart homes, manage our life and more. The possibilities in the digital world will continue to unlock new possibilities. However, as our digital footprint expands, so do the risks and exposure. Cybercriminals use a mix of old and new tactics and technologies, including phishing, vishing, smishing, based on machine learning and generative artificial intelligence (AI) technologies, to execute highly advanced threats and attacks. We are our customers’ trusted ally that they can depend on to help secure and control their digital lives so they can be free to enjoy the promise of the digital world. We are committed more than ever to protecting and empowering people’s digital lives with personalized, human-centered safety.
We are well-positioned to drive awareness of cyber safety for individuals, families, and small businesses, fueled by an increasingly connected world. We maintain a global, omni-channel sales approach, including direct, indirect and freemium acquisition and a family of brands marketing program. This program is designed to grow our customer base by increasing brand awareness and understanding of our products and services and maximizing our global reach to prospective customers.
We help prevent, detect and restore potential damages caused by cybercriminals. We also make it easy for consumers to find, buy and use our products and services. To this end, we offer both free and paid subscription-based cyber safety solutions primarily direct-to-consumer through our family of brands and indirectly through partner relationships. Most of our subscriptions are offered on annual terms, but we also provide monthly subscriptions.
As of March 28, 2025, we have approximately 500 million total users, which come from direct, indirect and freemium channels. Of these total users, we have approximately 65 million paid cyber safety customers including over 40 million direct customers with whom we have a direct billing relationship.
•Direct-to-consumer channel: We use advertising to elevate our family of brands, attract new customers and generate significant demand for our services. Our direct subscriptions are primarily sold through our e-commerce platform and mobile apps, and we have a direct billing relationship with the majority of these customers.
•Indirect partner distribution channels: We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include retailers, telecom service providers, hardware original equipment manufacturers (OEMs), employee benefit providers, strategic partners, small offices, home offices and very small businesses. Physical retail and OEM partners represent a small portion of our distribution, which minimizes the impact of supply chain disruptions.
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

Seasonality
As is typical for many consumer technology companies, portions of our business are impacted by seasonality. However, we believe the net impact on our business is limited. Seasonal behavior in orders primarily reflects consumer spending patterns during our fiscal third and fourth quarters, as order volume is generally higher due to the holidays in our third quarter, as well as due to follow-on holiday purchases and the U.S. tax filing season which is in our fourth quarter. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because of our subscription business model, as the majority of our in-period revenues are recognized ratably from our deferred revenue balance.
Our Strategy
Our strategy is focused on long-term profitable growth. To fuel our growth, our consumer-centric strategy is to provide comprehensive and easy-to-use integrated platforms, which we have built in-house or acquired. By combining and leveraging our family of trusted consumer brands, including offerings from Norton, Avast, LifeLock and more, we deliver an industry-leading cyber safety and trust-based solutions.
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
The key elements of our strategy include the following:
•Extend our leadership position through new products and continued enhancement of our trust-based solutions and services: Cyber safety is a large and expanding market, which we believe provides a significant growth opportunity. Our strategy is to grow our business through innovation and acquisitions to expand the solutions and services we offer into new cohorts, territories and sectors. We believe there are many additional areas where we can both offer new solutions, as well as use our core capabilities and our integrated platform to reach new customers and markets globally.
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
•Leverage our global brands to drive growth: We will work to keep building our family of trusted brands in markets globally as we strive to bring protection and empowerment to all consumers when it comes to their digital lives. According to our most recent research, Norton has 93% global brand awareness, and we are best positioned and top of mind in consumer cyber safety, according to the internal H1 2025 Gen Brand Tracker.
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
We are well positioned across three key cyber safety categories:
•Security and Performance (Norton, Avast, Avira, AVG, and CCleaner offerings): Our offerings provide real-time threat protection for PCs, Macs and mobile devices against malware, viruses, adware, ransomware and other online emerging threats. These offerings monitor and block unauthorized traffic from the internet to the device to help protect private and sensitive information when customers are online. Additionally, our all-in-one cybersecurity solutions help small business owners safeguard their team’s online activities, devices and customer data. Scams have also continued to become more prevalent and sophisticated and we offer a range of AI-powered features integrated into Norton Cyber Safety products to provide always-on protection from today’s most sophisticated scams across phone calls, texts, emails, and websites. Norton Scam Protection and Scam Protection Pro utilize Norton Genie AI engine to analyze the meaning of words, not just links, helping to stop hidden scam patterns that even the most careful person can miss. We also provide performance and optimization software solutions that free up space on devices, clear online tracking and help machines run faster.
•Identity Protection (U.S.: LifeLock Identity Theft Protection, Avast and AVG Secure Identity; International: Norton Identity Theft Protection, Dark Web Monitoring): In the U.S., we offer Identity Theft protection as part of our LifeLock, Avast and AVG brands. All three products include monitoring of credit reports, the dark web and social media accounts to help safeguard our customers’ personal information. The LifeLock product also offers monitoring of financial accounts. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities, and all plans include reimbursements for losses and expenses incurred ranging up to $3 million. Outside the U.S., we offer Norton and have expanded Avast and AVG branded plans to additional regions. Plans include dark web monitoring in over 50 countries and monitoring of credit, social media and financial accounts, restoration support and identity theft insurance in select countries.
•Online Privacy (VPN, multiple personal data protection products, ReputationDefender): Our virtual private network (VPN) solutions offered through the Norton, Avast and AVG brands enhance security and online privacy by providing an encrypted data tunnel. This allows customers to securely transmit and access private information, such as passwords, bank details and credit card numbers, when using public Wi-Fi on PCs, Macs, and mobile iOS and Android devices. We offer a variety of solutions under the Norton and Avast brands to protect customers’ data either by keeping data anonymous while browsing online through our AntiTrack and Secure Browser products or helping customers remove data from public data broker sites through our Privacy Monitor Assistant and BreachGuard products. Norton offers a three-tiered VPN with advanced privacy and malware protection as well as AI-powered protection against sophisticated cyber threats, including scams and phishing attacks. ReputationDefender is a white glove service that helps customers manage all aspects of their personal branding online, including search results, social media sites and overall web presence.
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
Industry Overview
Cyber safety is a growing market, fueled by the increase in activities online over the years as well as expected growth in the years ahead. The core markets that we participate in are security, identity and privacy. We believe the cyber safety market will continue to expand beyond these core markets and grow significantly, driven by the increasing number of people globally connected to the internet and their expanding digital lives.
The cyber threat landscape is larger and more complicated than ever before, exposing consumers to an increased risk to their digital lives. The digitization of the world and the overlap between the physical and digital world are growing at a fast pace. New technologies, smart devices, digital identities and an increasingly more connected world mean consumers will encounter a range of new cyber safety challenges. Consumer demands and behaviors are rapidly changing and driving more activities online, from shopping, socializing, working, banking, to other activities in healthcare, entertainment and so much more. Almost every aspect of a person’s life has a digital component. Unfortunately, many of those activities are left unprotected, and attackers are exploiting this larger opportunity and the inherent security and privacy vulnerabilities. Cybercriminals have not only expanded their reach, but the sophistication of digital threats and attacks are becoming increasingly more realistic and believable. The advancement of AI and large language model (LLM) technology is a key driver of this increased risk.
Cybercrime, and the ways in which cybercriminals target consumers, continue to evolve along with behaviors and technology. Cybercrime encompasses any crime committed with devices over the internet and includes crimes where (i) malicious software or unauthorized access is detected on a device, network or online account (such as email, social media, online banking, digital assets, online retail, gaming, online entertainment, etc.), and unauthorized access or connection to cloud service accounts; (ii) an individual is digitally victimized through a data breach, cyber theft, cyber extortion, or fraud (stolen personally identifiable information, identity theft, etc.); (iii) online stalking, bullying, or harassment is inflicted; or (iv) attacks related to privacy or disinformation (such as online tracking protection, identity impersonation, disinformation on social media, deepfakes, unsecured WiFi, EvilTwin attacks, etc.).
Competitive Landscape
We operate in a highly competitive and dynamic environment. We face global competition from a broad range of companies, including software vendors focusing on cyber safety solutions, operating system providers such as Apple, Google and Microsoft, and ‘pure play’ companies that currently specialize in one or a few particular segments of the market (many of which are expanding their product portfolios into different segments). We believe the competitive factors in our market include innovation, access to a breadth of identity and consumer transaction data, broad and effective service offerings, brand recognition, technology, effective and cost-efficient customer acquisition, strong retention rate, customer satisfaction, price, convenience of purchase, ease of use, frequency of upgrades and updates and quality and reliable customer service. Our competitors may vary by offering, geography, business model and channel.
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
•General Employee Demographics: As of March 28, 2025, we employed just under 3,500 team members in over 20 countries worldwide. With dual headquarters in Tempe, Arizona, and in Prague, Czech Republic, we have over 1,000 active employees located in the U.S. and nearly 900 active employees in the Czech Republic. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
•Employee Development and Training: Our people programs are designed to provide our team members with support, resources, and opportunities they need to grow, learn and thrive in their careers. We continued to focus on learning and development in fiscal 2025, investing further in digital learning via our Learn@Gen program for all employees. Leveraging an extensive breadth of content and learning opportunities, this umbrella of offerings includes LinkedIn Learning catalog, Gen Mentorship, Academics and leadership trainings.
•Employee Engagement: We value our people and are committed to creating a positive and fulfilling experience for everyone. Feedback from our employees is critical, and we have developed an ongoing dialogue with our teams via our Engage pulse survey on a targeted topic that drives actions and improvements.
•Benefits, Health and Wellness: At Gen, we value our people and are committed to creating a positive and fulfilling experience for everyone through the programs and benefits we offer. Our employee value proposition, Life@Gen is centered on choice, flexibility and growth and encompasses the many elements of our employee experience. Our commitment to overall health and wellness is centered around having an integrated and equitable wellness program that supports body, mind and financial health.
•Human Capital Governance: We partner closely with our Board of Directors and the Compensation and Leadership Development Committee on executive compensation, our broader reward strategies and objectives related to talent management, talent acquisition, leadership development, retention and succession, and employee engagement.
Intellectual Property
Our intellectual property (IP) is an important and vital asset that enables us to develop, market, and sell our software products and services and enhance our competitive position. We are a leader among consumer cyber safety solutions in pursuing patents and currently have a portfolio of over 1,000 U.S. and international patents issued with many additional patents pending. We protect our intellectual property rights and investments in a variety of ways to safeguard our technologies and our long-term success. Our IP portfolio is spread across different entities and in multiple countries. As we continue to expand our international operations, we have developed a strategy to ensure global distribution of our IP aligns with our long-term strategic objectives, business model, and goals. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret and other protections that apply to our software products and services. The term of the patents we hold is, on average, in excess of ten years.
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
Available Information
Our internet homepage is located at GenDigital.com. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with the SEC on our investor relations website located at Investor.GenDigital.com. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information contained, or referred to, on our website, including in any reports that are posted on our website, is not part of this annual report unless expressly noted. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
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
Our future success depends on our ability to effectively respond to evolving threats to consumers, as well as competitive technological developments and industry changes, by developing or introducing new and enhanced solutions and products on a timely basis. In the past, we have incurred, and will continue to incur, significant research and development expenses as we focus on organic growth through internal innovation.
We believe that we must continue to dedicate significant resources to our research and development efforts to deliver innovative market competitive products and avoid being reliant on third-party technology and products. If we do not achieve the benefits anticipated from these research and development investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected. We must continually address the challenges of dynamic and accelerating market trends and competitive developments. Customers may require features and capabilities that our current solutions do not have. Our failure to develop new solutions and improve our existing solutions to satisfy customer preferences and effectively compete with other market offerings in a timely and cost-effective manner may harm our ability to retain our customers and attract new customers. For example, the process of developing and integrating new technologies, including generative artificial intelligence (“Gen AI”) and machine learning models, is complex, time-consuming and may cause errors or inadequacies that are not easily detectable. As we integrate more Gen AI technology into our platform to improve the experience of our users and meet the demands of our customers, it may result in unintentional or unexpected outputs that are incorrect or biased and cause customer dissatisfaction or subject us to lawsuits, reputational harm and increased regulatory scrutiny.
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
•New and evolving regulation; and
•Executing new product and service strategies.
In addition, third parties, including, but not limited to, operating systems and internet browser companies, have in the past and may in the future limit the interoperability of our solutions with their own products and services, in some cases to promote their own offerings or those of our competitors. Any such actions by third parties could delay the development of our solutions and products or our solutions and products may be unable to operate effectively. This could also result in decreased demand for our solutions and products, decreased revenue, harm to our reputation, and adversely affect our business, financial condition, results of operations, and cash flows.

If we are not successful in managing these risks and challenges, or if our new or improved solutions or products are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.
We operate in a highly competitive and dynamic environment, and if we are unable to compete effectively, we could experience a loss in market share and a reduction in revenue.
We operate in intensely competitive and dynamic markets that experience frequent and rapid technological developments, changes in industry and regulatory standards, evolving market trends, changes in customer requirements and preferences, and frequent new product introductions and improvements. If we are unable to anticipate or react to these continually evolving conditions, we could experience a loss of market share and a reduction in our revenues, which could materially and adversely affect our business and financial results. To compete successfully, we must maintain an innovative research and development effort to develop new solutions and products and enhance our existing solutions and products, and effectively adapt to changes in the technology, financial technology, privacy and data protection standards or trends.
We face competition from a broad range of companies, including software vendors focusing on cyber safety solutions such as Bitdefender, Kaspersky, McAfee and Trend Micro, operating system providers such as Apple, Google and Microsoft, and companies such as Nord, Life360, LastPass and others that currently specialize in one or a few particular segments of the market and many of which are expanding their product portfolios into different segments. We also face growing competition from other technology companies, as well as from companies in the identity threat protection space such as credit bureaus. Further, many of our competitors are increasingly developing and incorporating into their products data protection software and other competing cyber safety products, such as antivirus protection or VPN, often free of charge, that compete with our offerings. Our competitive position could be adversely affected by the functionality incorporated into these products rendering our existing solutions obsolete and therefore causing us to fail to meet customer expectations.
For our MoneyLion business, we face competition from a broad range of companies across our business lines, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. We also compete with advertising agencies and other service providers to attract marketing budget spending from our Enterprise clients. We expect our competition to continue to increase, as there are generally no substantial barriers to entry to the markets we serve.
Some of our current and potential competitors have longer operating histories, particularly with respect to financial services products similar to ours, significantly greater resources and a larger customer base than we do. This allows them, among other things, to potentially offer more competitive pricing or other terms or features, a broader range of financial or other products or a more specialized set of specific products or services, as well as respond more quickly than we can to new or emerging technologies and changes in consumer preferences.
In addition, the introduction of new products or services by existing or future competitors, and/or market acceptance of products or services based on emerging or alternative technologies, could make it easier for other products or services to compete with our solutions and reduce our market share in the future. Further consolidation among our competitors and within our industry or, in addition to other changes in the competitive environment, such as greater vertical integration from key computing and operating system suppliers could result in larger competitors that compete more frequently with us.
Specifically, in addition to competing with cyber safety vendors directly for sales to end-users of our solutions, we compete with them for the opportunity to have our solutions bundled with the offerings of our strategic partners, such as computer hardware OEMs, internet service providers, operating systems and telecom service providers. Our competitors could gain market share from us if any of these strategic partners replace our solutions with those of our competitors or with their own solutions or promote our competitors’ solutions or their own solutions more frequently or more favorably than our solutions. In addition, software vendors who have bundled our solutions with theirs may choose to bundle their solutions with their own or other vendors’ solutions or may limit our access to standard interfaces and inhibit our ability to develop solutions for their platform. Further product development by these vendors could cause our solutions to become redundant, which could significantly impact our sales and operating results.
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
Issues in the development and deployment of artificial intelligence (“AI”) may result in reputational harm and legal liability and could adversely affect our results of operations.
We have incorporated, and are continuing to develop and deploy, AI, including Gen AI, into many of our products, solutions and services. AI presents challenges and risks that could affect our products, solutions and services, and therefore our business. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges, including issues relating to discrimination, intellectual property infringement or misappropriation, violation of rights of publicity, inability to assert ownership of inventions and works of authorship, loss of trade secrets, defamation, data privacy and cybersecurity; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.
In addition, if we do not have sufficient rights to use the data or other material or content on which our AI tools rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. The use or adoption of AI technologies in our products may also result in exposure to claims by third parties of copyright infringement or other intellectual property misappropriation, which may require us to pay compensation or license fees to third parties. For example, the large datasets used to train Gen AI technologies or output generated by Gen AI technologies may contain materials that may subject us to third-party claims of intellectual property infringement or violations of rights of publicity. This risk is exacerbated with respect to our use of third-party Gen AI technologies, as it can be very difficult, if not impossible, to validate the processes used by third-party Gen AI technology providers in their collection and use of training data or the algorithm to produce outputs.
In addition, regulation of Gen AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying Gen AI and its uses are currently subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. Gen AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to Gen AI or are considering general legal frameworks for Gen AI. For example, the EU AI Act, which came into force on August 1, 2024, will generally become fully applicable after a two-year transitional period, with certain obligations taking effect at an earlier or later time. The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which they are based. In addition, several U.S. states are considering enacting or have already enacted regulations concerning the use of AI technologies. At the federal and state level, there have been various proposals (and in some cases laws enacted) addressing “deepfakes” and other AI-generated synthetic media.
Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. The rapid evolution of AI, including potential government regulation of AI, requires us to invest significant resources to develop, test, and maintain AI in our products and services in a manner that meets evolving requirements and expectations and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. For example, in 2019, we completed the sale of certain of our enterprise security assets to Broadcom Inc. (the Broadcom sale), in January 2021, we completed the acquisition of Avira, in September 2022, we completed the acquisition of Avast, and in April 2025, we completed the acquisition of MoneyLion. Our acquisition and divestiture activities have and may continue to involve a number of risks and challenges, including:
•Complexity, time and costs associated with managing these transactions, including the integration of acquired and the winding down of divested business operations, workforce, products, services, IT systems and technologies;
•Challenges in maintaining uniform standards, controls, procedures and policies within the combined organization;
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
•Regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;

•Substantial accounting charges for acquisition-related costs, asset impairments, amortization of intangible assets and higher levels of stock-based compensation expense; and
•Difficulty in realizing potential benefits, including cost savings and operational efficiencies, synergies and growth prospects from integrating acquired businesses.
We may not be able to identify appropriate business opportunities that benefit our business strategy or otherwise satisfy our criteria to undertake such opportunities. Even if we do identify potential strategic transactions, we may not be successful in negotiating favorable terms in a timely manner or at all or in consummating the transaction, and even if we do consummate such a transaction, it may not generate sufficient revenue to offset the associated costs, may not otherwise result in the intended benefits or may result in unexpected difficulties and risks. Macroeconomic factors, such as fluctuating tariffs, trade wars. high inflation, high interest rates, and volatility in foreign currency exchange rates and capital markets could negatively influence our future acquisition opportunities. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.
Our revenue and operating results depend significantly on our ability to retain our existing customers and expand sales to them, convert existing non-paying customers to paying customers and add new customers.
It is important to our cyber and financial technology businesses that we retain existing customers and that our customers expand their use of our solutions and products over time. If our efforts to sell additional functionality, products and services to our customers and clients are not successful, our business and growth prospects would suffer. Customers may choose not to renew their membership with us at any time and may stop utilizing our products that generate us revenue from transaction, interchange or transfer fees, among others. For our solutions sold to customers on a monthly or annual subscription basis, renewing customers may require additional incentives to renew, may not renew for the same contract period, or may change their subscriptions. We therefore may be unable to retain our existing customers on the same or more profitable terms, if at all. In addition, we may not be able to accurately predict or anticipate future trends in customer retention or effectively respond to such trends.
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
•Increases in costs we incur and may pass on to our customers in order to offer our products or services;
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
An important part of our growth strategy involves continued investment in direct marketing efforts, indirect partner distribution channels, expanding enterprise partner relationships, freemium channels, our sales force, and infrastructure to add new customers. The number and rate at which new customers purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions and products, competition, general economic conditions, market transitions, product obsolescence, technological change, public awareness of security threats to IT systems, macroeconomic conditions, and other factors. New customers, if any, may subscribe or renew their subscriptions, or utilize our products and solutions, at lower rates than we have experienced in the past, introducing uncertainty about their economic attractiveness and potentially impacting our financial results.

Additionally, there are inherent challenges in measuring the usage of our products and solutions across our brands, platforms, regions, and internal systems, and therefore, calculation methodologies for direct customer counts may differ, which may impact our ability to measure the addition of new customers and our understanding of certain details of our business. The methodologies used to measure these metrics require judgment and are also susceptible to algorithms or other technical errors. From time to time, we review our metrics and may discover inaccuracies or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.
We may need to change our pricing models to compete successfully.
The intense competition we face, in addition to general and economic business conditions (including rising government debt levels, potential government policy shifts, changing U.S. consumer spending patterns, economic volatility, bank failures, fluctuating tariff rates, trade wars, and high inflation and interest rates, among other things), may put pressure on us to change our pricing practices. In particular, the ongoing global conflicts could amplify disruptions to the financial and credit markets, increase risks of an information security or operational technology incident, cause cost fluctuations to us or third parties upon which we rely and increase costs to ensure compliance with global and local laws and regulations.
If our competitors offer deep discounts on certain solutions, provide offerings, or offer free introductory products that compete with ours, we may experience pricing pressure and may be unable to retain current customers and clients or attract new customers and clients at consistent prices within our operating budget. Or we may need to lower our prices or offer similar free introductory products to compete successfully. Similarly, if external factors, such as economic conditions, market trends, or business combinations require us to raise our prices, our ability to acquire new customers and retain existing customers may be diminished. Any such changes may reduce revenue and margins and could adversely affect our financial results.
Additionally, changes in the macroeconomic environment have previously and may continue to affect our business. Our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending on our solutions during a difficult macroeconomic environment. We may experience a material increase in cancellations by customers or a material reduction in our retention rate in the future, especially in the event of a prolonged recession or a worsening of current conditions as a result of trade wars, fluctuating tariff rates, inflation, changes in interest rates, government shutdowns, political developments and unrest or other macroeconomic events. We may have to lower our prices or make other changes to our pricing model to address these dynamics, any of which could adversely affect our business and financial results.
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
If we fail to manage our sales and distribution channels effectively, if our partners choose not to market and sell our solutions to their customers, or if we have an adverse change in our relationships with key third-party partners, service providers or vendors, our operating results could be materially and adversely affected.
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
•Our resellers and distributors may encounter issues or have violations of applicable law or regulatory requirements or otherwise cause damage to our reputation through their actions;
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
In our MoneyLion business, our success also depends in part on the delivery of qualified consumer lead inquiries and conversions to completed transactions for various financial products to Product Partners. However, the failure of our Enterprise platform to effectively connect and match consumers from our Channel Partners with product offerings from our Product Partners in a manner that results in converted customers and increased revenue for such Product Partners could cause Product Partners to cease spending marketing funds on our Enterprise platform, which could have a material adverse impact on our ability to maintain or increase our Enterprise revenue. Any factors that limit the amount that our Product Partners are willing to, and do, spend on marketing or advertising with us could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, during challenging macroeconomic conditions, our Product Partners may tighten underwriting standards for certain of their products, which would result in fewer opportunities for us to generate revenue from matching consumers from our Channel Partners with them.
The success of our business and our ability to engage and retain customers in our platform are dependent in part on our ability to produce or acquire popular content, which in turn depends on our ability to retain content creators and rights to content for our platform. We may in the future incur increasing revenue-sharing costs to compensate content creators for producing original content.
Any changes in these relationships or loss of these partners or vendors, any failure of them to perform their obligations in a timely manner or at all or if they were to cease to provide such functions for any reason, could degrade the functionality of our platform, materially and adversely affect usage of our products and services, impose additional costs or requirements or disadvantage us compared to our competitors. We also rely on relationships with third-party partners to obtain and maintain customers, and our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all.
In the event that such a third party for any reason fails to comply with legal or regulatory requirements or otherwise to perform its functions properly, our ability to conduct our business and perform other operational functions for which we currently rely on such third party will suffer, and our business, financial condition, results of operations and cash flows may be negatively impacted.
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
•Changes in trade relations arising from policy initiatives or other political factors;
•Regulations or restrictions on the use, import or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications;

•Regulations or restrictions regarding the collection, processing, sharing, transfer, portability, security and storage of consumer data (including personal information), including privacy and data protection laws;
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
•Political, social or economic unrest, war, terrorism, regional natural disasters, or export controls and trade restrictions, particularly in areas in which we have facilities and in areas where our engineering and technical development teams are based; and
•Multiple and possibly overlapping tax regimes.
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
It is not possible to predict the broader consequences of existing geopolitical conflicts and other conflicts that may arise in the future, which could include geopolitical instability and uncertainty; adverse impacts on global and regional economic conditions and financial markets, including significant volatility in credit, capital, and currency markets; reduced economic activity; changes in laws and regulations affecting our business, including further sanctions or counter-sanctions which may be enacted; and increased cybersecurity threats and concerns. The ultimate extent to which such conflicts may negatively impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain, difficult to predict and subject to change.
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
If the information provided to us by customers or other third parties is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services and our results of operations may be harmed and could subject us to regulatory scrutiny or penalties.
Our decisions to provide many of our products and services to customers are based partly on information that they provide to us or authorize us to receive from third party sources. To the extent that these customers or third parties provide information to us in a manner that we are unable to verify, our decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including consumer reporting agencies, is a component of our credit decisions and this data may contain inaccuracies. This may result in the inability to either approve otherwise qualified applicants or rejected otherwise unqualified applicants through our platform or accurately analyze credit data, which may adversely impact our business and negatively impact our reputation.
In addition, there is risk of fraudulent activity associated with our business, including as a result of the service providers and other third parties who handle customer information on our behalf. We use identity and fraud prevention tools to analyze data provided by external databases to authenticate the identity of each applicant that signs up for our first-party products and services. However, these checks have failed from time to time and may again fail in the future, and fraud, which may be significant, has and may in the future occur. The level of fraud-related charge-offs on the first-party products and services facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase. We may not be able to recoup funds associated with our first-party products and services made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, results of operations, profitability and cash flows will be harmed. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity and the erosion of trust from our customers, which could negatively impact our results of operations, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs.
Our solutions, systems, websites and the data on these sources have been in the past and may continue to be subject to cybersecurity events that could materially harm our reputation and future sales.
Information security risks in the financial services industry in particular are significant, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. Recently, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry, such as the large-scale attacks by foreign nation state actors and a significant uptick in ransomware/extortion attacks at other companies, that have caused heightened concern by customers, and which may also intensify regulatory focus, cause customers to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
Given the digital nature of our platform, we are an attractive target and expect to continue to be an attractive target of attacks specifically designed to impede the performance and availability of our offerings and harm our reputation as a leading cyber security company. In addition, we face the risk of cyberattacks by nation-states and state-sponsored actors, which may increase or heighten due to geopolitical tensions. These attacks may target us, our partners, suppliers, vendors or customers. Similarly, experienced computer programmers or other sophisticated individuals or entities, including malicious hackers, state-sponsored organizations, and insider threats including actions by employees and third-party service providers, have attempted to penetrate, and in some cases have penetrated, our network security or the security of our vendors or suppliers. Such attempts are increasing in number and in technical sophistication, including through the use of AI, and have in the past and could in the future expose us and the affected parties, to risk of loss or misuse of proprietary, personal or confidential information or disruptions of our business operations.
When a data breach occurs, our information technology systems and infrastructure can be subject to damage, compromise, disruption, and shutdown due to attacks or breaches by hackers or other circumstances, such as error or malfeasance by employees or third-party service providers, phishing, social engineering, account takeovers, vulnerability exploitation, misconfigurations, ransomware, or technology malfunction. A data breach may result in significant legal, financial, and reputational harm, including government inquiries, enforcement actions, litigation (including class actions), and negative publicity. A series of breaches may be determined to be material at a later date in the aggregate, even if they may not be material individually at the time of their occurrence. The occurrence of any of these events, as well as a failure to promptly remedy them when they occur, could compromise our systems and the information stored in our systems and may cause us to lose consumer trust. Any such circumstance could adversely affect our ability to attract and maintain customers as well as strategic partners, cause us to suffer negative publicity or damage to our brand, and subject us to legal claims and liabilities or regulatory penalties. In addition, unauthorized parties might alter information in our databases, which would adversely affect both the reliability of that information and our ability to market and perform our services as well as undermine our ability to remain compliant with relevant laws and regulations.
Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively, and are increasingly becoming more sophisticated and harder to detect due to the use of “deepfakes”, voice imitation technology and other AI tools. Despite our efforts, we are not always able to anticipate these techniques or to implement adequate or timely preventive or reactive measures. Our brands and their third-party service providers from time to time have experienced and may in the future continue to experience such instances, and we may experience heightened risks of cyberattacks and other security breaches or disruptions as a result of the ongoing unification efforts to integrate certain legacy IT infrastructure and systems of MALKA and Even Financial Inc. (now Engine by MoneyLion). Threat actors have previously and could in the future exploit a new vulnerability before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems. In addition, our internal IT environment continues to evolve. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. The increasing use of Gen AI models in our internal systems which may create new attack methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or new cybersecurity regulations emerge in jurisdictions worldwide.
Finally, the software upon which we rely may from time to time contain undetected technical errors or bugs, which may only be discovered after the code has been released for external or internal use. Technical errors or other design defects within the software upon which we rely may result in a negative experience for customers, clients or third-party partners and issues in our provision of our products and services or their functionality, failure to accurately predict or evaluate the suitability of new and existing customers for our products and services, failure to comply with applicable laws and regulations, failure to detect fraudulent activity on our platform, delayed introductions of new features or enhancements or failure to protect consumer data, our intellectual property or other sensitive data or proprietary information. Any technical errors, bugs or defects discovered in the software upon which we rely could result in harm to our reputation, loss of customers, clients or third-party partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition, results of operations and cash flows.
We collect, use, disclose, store or otherwise process personal information and other sensitive data, which is subject to stringent and changing state and federal laws, and regulations.
In connection with the operation of our business, particularly in relation to our identity and information protection service and financial technology offerings, we collect, use, process, store, transmit or disclose (collectively, process) an increasingly large amount of confidential information, including personal information (which includes credit card information and other critical data) from employees and customers in multiple jurisdictions. The confidential and personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy, data security and the collection, and handling of PII and sensitive data, as well as contractual commitments, and this regulatory framework is rapidly evolving and likely to remain uncertain for the foreseeable future. For example, at the federal level, the GLBA (along with its implementing regulations) requires disclosures to consumers about our handling of their nonpublic personal information and empowers consumers to place restrictions on, or opt out of, our sharing nonpublic personal information with affiliated and nonaffiliated their parties for various purposes. Additionally, our investment adviser, ML Wealth, and broker-dealer, MoneyLion Securities LLC, are subject to SEC Regulation S-P, which requires that covered institutions maintain certain policies and procedures addressing the protection of consumer information and records.
At the state level, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CCPA) requires certain companies that collect, use, retain, share or sell personal information relating to California consumers to make disclosures to such consumers about their data collection, use, sharing and selling practices, provide such consumers with rights to know, correct and delete personal information relating to them, allow such consumers to opt out of the sale of their personal information or the use of their personal data for cross-context behavioral advertising or automated decision making, and provide such consumers with the right to limit the use and disclosure of certain of their sensitive personal information, all of which could impact our business. The CCPA provides for civil penalties for violations, as well as provides a private right of action for certain data breaches that result in the loss of personal information of California consumers. It remains unclear how various provisions of the CCPA and its regulations will be interpreted and enforced. In addition, other U.S. states have enacted comprehensive privacy laws and regulations providing data privacy rights to their respective residents that could impact our business, which laws may lead other U.S. states or even the U.S. Congress to pass comparable legislation. These new laws may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Additionally, the Federal Trade Commission (the FTC) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the new state privacy laws and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply Any failure or perceived failure by us to comply with such obligations has previously and may in the future result in governmental enforcement actions, fines, litigation (including class actions) or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Global privacy and data protection legislation and enforcement are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may be or become subject to data localization laws mandating that data collected in a foreign country be processed and stored only or primarily within that country, which may require us to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition. Additionally, changes to applicable privacy or data security laws could impact how we process personal information and therefore limit the effectiveness of our solutions or our ability to develop new solutions.
Because the interpretation and application of many privacy and data protection laws is uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, government actions, consumer and merchant actions, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our consumers or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected consumers or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party partners, service providers or vendors with which we share consumer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition, results of operations and cash flows.

Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. We use third-party service providers and vendors, such as our cloud computing web services provider, account transaction and card processing companies, in the operation of certain of our platforms and we source certain information from third-parties. For example, we host many of our products using third-party data center facilities and we do not control the operation of these facilities. These facilities are vulnerable to damage, interference, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism state-sponsored attacks, a pandemic, geopolitical tensions or armed conflicts, and similar events could result in a decision to close the facilities without adequate notice or other unanticipated problems, which in turn, could result in lengthy interruptions in the delivery of our products and services, which could negatively impact our sales and operating results.
If an arrangement with a third-party service provider or vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that third-party service provider or vendor, and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.
Furthermore, our business administration, human resources, compliance efforts and finance services depend on the proper functioning of our computer, telecommunication and other related systems and operations, which are highly technical and complex. A disruption or failure of these systems or operations because of a disaster, cyberattack or other business continuity event, such as a pandemic, could cause data to be lost or otherwise delay our ability to complete sales and provide the highest level of service to our customers. In addition, we could have difficulty producing accurate financial statements on a timely basis, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results, all of which could adversely affect the trading value of our stock. There are no assurances that data recovery in the event of a disaster would be effective or occur in an efficient manner. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
Because we offer very complex solutions, errors, defects, disruptions, or other performance problems with our solutions may occur and have occurred. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, fraud, security attacks or capacity constraints due to an overwhelming number of users accessing our websites simultaneously. As we continue to expand the number of our customers and the products and services available through our platform, we may not be able to scale our technology to accommodate the increased capacity requirements. The failure of data centers, internet service providers or other third-party service providers or vendors to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations.
In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions could impact our revenues ,prevent our customers from accessing their accounts, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, cause the loss of critical data or personal information, prevent us from supporting our platform, products or services or processing transactions with our customers or cause us to incur additional expense in arranging for new facilities and support or otherwise harm our business, any of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows in a disaster recovery scenario.
To the extent we use or are dependent on any particular third-party data, technology or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology or software is either developed by us, or, if available, is identified, obtained and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining or integrating equivalent or similar data, technology or software, which could result in the loss or limiting of our products or services or features available in our products or services.
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
We may introduce, or make changes to, features, products, services, privacy practices or terms of service that customers and clients do not like, which may materially and adversely affect our brand. Our efforts to build our brand have involved significant expense, and our marketing spend may increase in the near term or in the future and may not generate or maintain brand awareness or increase revenue.
Due to unfamiliarity and negative publicity associated with digital asset-related businesses, existing and potential customers may lose confidence in our digital asset-related products and services, which could negatively affect our reputation and business. Furthermore, negative publicity, whether or not justified, including intentional brand misappropriation, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our solutions and have an adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.
Our reputation and/or business could be negatively impacted by sustainability and governance matters and/or our reporting of such matters.
The evolving focus from regulators, customers, certain investors, employees, and other stakeholders concerning sustainability and governance matters and related disclosures, both in the United States and internationally, has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting sustainability-related requirements and expectations. For example, developing and acting on sustainability-related initiatives and collecting, measuring and reporting sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the recent California legislation, which includes disclosure requirements relating to voluntary carbon offsets and a wide range of environmental marketing claims. Similarly, the Corporate Sustainability Reporting Directive will require large EU companies to make detailed disclosures in relation to certain sustainability-related issues. We maintain certain sustainability-related initiatives, goals, and/or commitments. These initiatives, goals or commitments could be difficult to achieve and costly to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our sustainability-related initiatives, goals or commitments and progress with respect to such initiatives, goals or commitments may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any revisions to them. If we fail to achieve progress with respect to our sustainability-related initiatives, goals or commitments on a timely basis, or at all, or if our sustainability-related data, processes and reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. Additionally changing federal enforcement priorities and legal interpretations regarding diversity, equity, and inclusion programs present unknown and evolving risks.
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

RISKS RELATED TO LEGAL AND COMPLIANCE
Our solutions are highly regulated, which could impede our ability to market and provide our solutions or adversely affect our business, financial position, results of operations and cash flows.
Our solutions are subject to a high degree of regulation, including a wide variety of international and U.S. federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Federal Trade Commission Act (the FTC Act), and comparable state laws that are patterned after the FTC Act, the U.S. Foreign Corrupt Practices Act of 1977, U.S. domestic bribery laws and other U.S. and foreign anti-corruption laws. We maintain an enterprise-wide compliance program designed to enable us to comply with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations, including the BSA, as amended by the USA PATRIOT Act of 2001, and its implementing regulations. This compliance program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and prevent our platform from being used to facilitate business in countries or with persons or entities that are the subject of sanctions administered by OFAC and equivalent international authorities or that are otherwise the target of sanctions. These controls include procedures and processes to detect and report potentially suspicious transactions, perform customer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Certain of our subsidiaries may be “financial institutions” under the BSA that are required to establish and maintain a BSA/AML compliance program. Additionally, we are required to maintain a BSA/AML compliance program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect such program to be in place and followed.
We have in the past, and may again in the future, enter into settlements, consent decrees and similar arrangements with the FTC, state attorney generals, and the United Kingdom’s Competition and Markets Authority (CMA).
We must comply with various federal and state consumer protection regimes, both as a result of the financial products and services we provide directly or facilitate and as a service provider to our bank partner, Pathward. Additionally, the nature of our MoneyLion, identity, and information protection products subjects us to the broad regulatory, supervisory and enforcement powers of the Consumer Financial Protection Bureau which may exercise authority with respect to our services, or the marketing and servicing of those services, through the oversight of our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory or enforcement authority over consumer financial products and services. Additionally, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities.
U.S. federal regulators, state attorneys general or other state enforcement authorities and other governmental agencies may take formal or informal actions again in cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action or force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations, such as limits or prohibitions of our ability to offer certain products and services, or suspension or revocation of one or more of our licenses. Any weaknesses in our compliance management system may also subject us to penalties or enforcement action by the CFPB. In addition, certain products and offers we offer, including loans facilitated through our platform, could be rendered void or unenforceable in whole or in part, which could adversely affect our business, financial condition, results of operations and cash flows.
Additionally, the highly regulated environment in which our third-party financial institution partners operate may subject us to regulation and could have an adverse effect on our business, financial condition, results of operations and cash flows
If we fail to manage our legal and regulatory risk in the jurisdictions in which we operate, our business could suffer, our reputation could be harmed and we would be subject to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business.
We have in the past, and continue to be, subject to inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to our business, financial condition, results of operations and cash flows. For a discussion of specific legal and regulatory proceedings, inquiries and investigations to which we are currently subject, see Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
The legal and regulatory regimes governing certain of our products and services are uncertain and evolving. Changing or new laws, regulations, interpretations or regulatory enforcement priorities may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Changes in the laws, regulations and enforcement priorities applicable to our business, including reexamination of current enforcement practices, could have a material and adverse impact on our business, financial condition, results of operations and cash flows. We and/or our third-party partners may not be able to respond quickly or effectively to regulatory, legislative and other developments. We cannot determine with any degree of certainty whether any legislative or regulatory changes will be enacted and, if enacted, the ultimate impact that any such potential legislation or implemented regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business or our operating environment. These changes and uncertainties make our business planning more difficult and could result in changes to our business model, impair our ability to offer our existing or planned features, products and services or increase our cost of doing business.

New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key personnel or expose us to additional costs (including increased compliance costs and/or customer remediation). For example, the regulatory frameworks for an open banking paradigm and AI and machine learning technology are evolving and remain uncertain. It is possible that new laws and regulations will be adopted in the U.S., or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use consumer data, AI and machine learning technology, including with respect to fair lending laws. For additional information regarding risks related to the use of AI, see "---Issues in the development and deployment of artificial intelligence (“AI”) may result in reputational harm and legal liability and could adversely affect our results of operations.”
If loans made by our lending subsidiaries in our Consumer business are found to violate applicable federal or state interest rate limits or other provisions of applicable consumer lending, consumer protection or other laws, it could adversely affect our business, financial condition, results of operations and cash flows.
In our Consumer business, we have 37 subsidiaries through which we conduct our consumer lending business. These entities originate loans pursuant to state licenses or applicable exemptions under state law. The loans we originate are subject to state licensing or exemption requirements and federal and state interest rate restrictions, as well as numerous federal and state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities and loan term lengths. If the loans we originate were deemed subject to and in violation of certain federal or state consumer finance or other laws, including the Military Lending Act, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows. For a discussion of the ongoing civil action initiated by the CFPB alleging certain violations of the Military Lending Act and the Consumer Financial Protection Act, see Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
The regulatory regime governing blockchain technologies and digital assets is uncertain, and new laws, regulations or policies may alter our business practices with respect to digital assets.
We currently offer certain digital assets-related products and services available to our customers through Zero Hash. The Zero Hash entities are registered as money services businesses. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain technologies, such as digital assets and digital asset exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among international, federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies, including digital assets, continues to evolve under federal and state law. Many U.S. regulators, including the SEC, the FinCEN, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”) and state regulators including the New York State Department of Financial Services (the “NYSDFS”), have made official pronouncements, pursued cases against businesses in the digital assets space or issued guidance or rules regarding the treatment of Bitcoin and other digital currencies. The IRS released guidance treating digital assets as property that is not currency for U.S. federal income tax purposes. Additionally, many other aspects of the U.S. and foreign tax treatment of transactions involving digital assets are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. and foreign tax purposes. Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of digital assets. The CFTC has publicly taken the position that certain virtual currencies, including digital assets, are commodities. To the extent that certain virtual currencies, including digital assets, are deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (the “CEA”), or if proposed legislation passes which grants the CFTC jurisdiction over spot digital asset trading beyond its current limited power to bring actions for fraud and manipulation, we may be subject to additional regulation under the CEA and CFTC regulations.
Foreign, federal, state and local regulators revisit and update their laws and policies on blockchain technologies and digital assets and can be expected to continue to do so in the future. Regulatory or enforcement action in this area have been common. As we facilitate our customers’ purchase and sale of digital assets, if the SEC alleges that any digital assets we offer are securities, we could be viewed as operating as an unregistered broker-dealer and could face potential liability, including an enforcement action or private class action lawsuits, and face the costs of defending ourselves in the action, including potential fines, penalties, reputation harm and potential loss of revenue. Our personnel could also become disqualified from associating with a broker-dealer, which could adversely affect our business.
States may require that we obtain licenses that apply to blockchain technologies and digital assets.
Under the terms of our agreement with Zero Hash, we are not directly involved in any digital asset transactions or the exchange of fiat funds for digital asset at or through Zero Hash, and therefore, we do not currently expect to be subject to money services business, money transmitter licensing or other licensing or regulatory requirements specific to transactions relating to virtual currencies. However, state and federal regulatory frameworks around virtual currencies, including digital assets, continue to evolve and are subject to interpretation and change, which may subject us to additional licensing and other requirements. The Zero Hash entities are registered as money services businesses with FinCEN and hold active money transmitter licenses (or the state equivalent of such licenses) in all U.S. states and the District of Columbia except for (i) California and Hawaii, where Zero

Hash relies upon licensing exemptions; and (ii) Montana, which does not currently have a money transmitter licensing requirement. The Zero Hash entities currently engage in digital asset activities in all U.S. states and the District of Columbia.
Zero Hash is the custodian of all customer digital assets. It uses both multi-party computation (i.e., “warm”) and cold omnibus wallets, generally on a per asset basis, and Zero Hash holds an inventory of digital assets in omnibus wallets for the purpose of providing customers instant access to purchased digital assets. Zero Hash has a custodial agreement with Coinbase Trust Company, LLC, which is based in the State of New York, for the provision of cold wallet storage and related services. As we are not directly involved in the custody, trading or pricing of any digital assets and, instead, enable Zero Hash to offer its digital asset services to MoneyLion Crypto customers, we do not maintain insurance policies covering the digital assets in which MoneyLion Crypto customers transact. In addition, our agreement with Zero Hash does not require Zero Hash to indemnify us or MoneyLion Crypto customers for any risk of loss related to customers’ underlying digital assets, nor does it require Zero Hash to maintain an insurance policy with respect to the digital assets of MoneyLion Crypto customers custodied with Zero Hash. Zero Hash does not maintain separate insurance coverage for any risk of loss with respect to the digital assets that they custody on behalf of customers. As a result, customers who purchase digital assets through MoneyLion Crypto may suffer losses with respect to their digital assets that are not covered by insurance and for which no person is liable for damages and may have limited rights of legal recourse in the event of such loss.
In the case of virtual currencies, state regulators such as the NYSDFS have created regulatory frameworks. For example, in July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in digital asset business activity. The regulations, known as the “BitLicense” (23 NYCRR Part 200), are intended to focus on consumer protection. The NYSDFS issued its final BitLicense regulatory framework in June 2015. The BitLicense regulates the conduct of businesses that are involved in virtual currencies in New York or with New York consumers and prohibits any person or entity involved in such activity from conducting such activities without a license. Zero Hash LLC has received a BitLicense and is approved to conduct digital asset business activity in New York by the NYSDFS.
Other states, such as Louisiana and California, have and may in future adopt similar statutes and regulations which will require us or our partners to obtain a license to conduct digital asset activities. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as Alabama, North Carolina and Washington, have amended their state’s statutes to include virtual currencies in existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain digital asset business activities. It is likely that, as blockchain technologies and the use of virtual currencies continues to grow, additional states will take steps to monitor the developing industry and may require us or our regulated partners to obtain additional licenses in connection with our digital asset activity.
If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.
Much of our software and underlying technology is proprietary, and thus we are highly dependent on our ability to protect such technology. There is no guarantee that confidentiality agreements, our procedures and copyright, patent, trademark and trade secret laws will be sufficient to protect our technology. For example, patents may not be issued from our pending patent applications and claims allowed on any future issued patents may not be sufficiently broad to protect our technology. Also, these protections may not preclude competitors from independently developing products with functionality or features similar to our products. These measures afford only limited protection, are costly to maintain and may be challenged, invalidated or circumvented by third parties. Accordingly, enforcement of our intellectual property rights may be difficult, particularly in some countries outside of North America in which we seek to market our software products and services, and the absence of internationally harmonized intellectual property laws or the lack of some laws in certain jurisdictions makes it more difficult to ensure consistent protection of our proprietary rights. For example, software piracy has been, and is expected to be, a persistent problem for the software industry, and a loss of revenue to us.
Unauthorized third parties, including our competitors, may reverse engineer, access, obtain, distribute, sell or use the proprietary aspects of our technology, processes, products, information or services without our permission, thereby impeding our ability to promote our platform and possibly leading to customer confusion. Third parties have previously and may in the future also develop similar or superior technology independently by designing around our patents. Our consumer agreements do not require a signature and therefore may be unenforceable under the laws of some jurisdictions. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, could be costly, may distract management from day-to-day operations and may lead to additional claims against us, which could adversely affect our operating results.
In addition to registered intellectual property rights such as trademark registrations, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. The secrecy of such trade secrets and other sensitive information could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets. For example, there is a risk of employees inadvertently inputting trade secret information into Gen AI technologies, thereby enabling third parties, including our competitors, to access such information. We utilize confidentiality and intellectual property assignment agreements with our employees and contractors involved in the development of material intellectual property for us, which require such individuals to assign such intellectual property to us and place restrictions on the employees’ and contractors’ use and disclosure of our confidential information. However, these agreements may not be self-executing, and we cannot guarantee that we have entered into such agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how or trade secrets owned or held by us. Additionally, our contractual arrangements may be insufficient, breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals that were involved in the development of intellectual property for us or who had access to our intellectual property may make adverse ownership claims to our current and future intellectual property. Likewise, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting works of authorship, know-how and inventions.
The measures we have put in place may not prevent misappropriation, infringement or other violation of our intellectual property, proprietary rights or information, and any resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement or other violation by others, which is time-consuming and expensive, could cause a diversion of resources and may not be successful. Additionally, our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims or countersuits are successful, it could diminish, or we could otherwise lose, valuable intellectual property and other proprietary rights. Any of the foregoing could adversely impact our business, financial condition, results of operations and cash flows.
In addition, the integration of Gen AI may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models or if the output we produce is infringing intellectual property rights. In addition, the use of Gen AI in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output given the position of some courts and intellectual property offices in various jurisdictions that some human contribution is required for intellectual property protection of an AI-generated work.
From time to time we are party to lawsuits and investigations, which has previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our business, financial condition, results of operations and cash flows. These claims, lawsuits and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, compliance, alleged federal and state securities and “blue sky” law violations or other investor claims and other matters. For a discussion of specific legal proceedings to which we are currently subject. Refer to Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Due to the consumer-oriented nature of a significant portion of our MoneyLion business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to our loan products and other financial services we provide. For instance, our membership model and some of the products and services we offer, including our earned wage access product, Instacash, are relatively novel and have been and may in the future continue to be subject to regulatory scrutiny or interest and/or litigation. Any regulatory action in the future could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are also frequently involved in litigation and other proceedings, including, but not limited to, class actions and governmental claims or investigations, some of which may be material initially or become material over time. The expense of initiating and defending, and in some cases settling, such matters may be costly and divert management’s attention from the day-to-day operations of our business, which could have a materially adverse effect on our business, results of operations and cash flows. In addition, such matters may through the course of litigation or other proceedings change unfavorably which could alter the profile of the matter and create potential material risk to the company. Any unfavorable outcome in a matter could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively and materially impact our ability to conduct our business, results of operations and cash flows. Additionally, in the event we did not previously accrue for such litigation or proceeding in our financial statements, we may be required to record retrospective accruals that adversely affect our results of operations and financial condition.
Finally, there can be no assurance that we will be able to maintain insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. There can be no assurance that any current or future claims will not materially and adversely affect our business, financial condition, results of operations and cash flows.
Third parties have claimed and additional third parties in the future may claim that we infringe their proprietary rights.

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
We license and use software from third parties in our business and generally must rely on those third parties to protect the licensed rights and avoid infringement. Third-party software components may become obsolete, defective or incompatible with future versions of our services, or our relationships with the third-party licensors or technology providers may deteriorate, expire or be terminated. These third-party software licenses may not continue to be available to us on acceptable terms or at all and may expose us to additional liability. Our inability to obtain licenses or rights on favorable terms could have a material and adverse effect on our business and results of operations. Even if such licenses or other grants of rights are available, we may be required to pay the licensor (or other applicable counterparty) substantial royalties, which may affect the margins on our products and services. Furthermore, incorporating intellectual property or proprietary rights in our products or services licensed from or otherwise made available to us by third parties on a non-exclusive basis could limit our ability to protect the intellectual property and proprietary rights in our products and services and our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology using the same third-party intellectual property or proprietary rights.
This liability, or our inability to use any of this third-party software, could result in delivery delays or other disruptions in our business that could materially and adversely affect our operating results. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license, which would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize current or future products and services. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property rights against infringing third parties, or if the licensed intellectual property rights are found to be invalid or unenforceable. Third parties from whom we currently license intellectual property and technology could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable, requiring us to obtain the intellectual property or technology from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third-party intellectual property or technology.
Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software (which could include our proprietary source code or AI models) if we combine our proprietary software with open source software in a certain manner. Some open source software may include Gen AI software which may expose us to risks as the intellectual property ownership and license rights, including copyright, of Gen AI software and tools has not been fully interpreted by U.S. courts or been fully addressed by federal, state, or international regulations. In addition to risks related to license requirements, using open source software, including open source software that incorporates or relies on Gen AI, can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We cannot be sure that all open source, including open source that incorporates or relies on Gen AI, is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source, including open source that incorporates or relies on Gen AI, may not or cannot be eliminated and could, if not properly addressed, negatively affect our business.
These claims could result in litigation and if portions of our proprietary AI models or software are determined to be subject to an open-source license, or if the license terms for the open-source software that we incorporate change, we could be required to publicly release all or affected portions of our source code, purchase a costly license, cease offering the implicated products or services unless and until we can re-engineer such source code in a manner that avoids infringement, discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights and help third parties, including our competitors, develop products and services that are similar to or better than ours. In addition, the re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open-source software. Any of these risks associated with the use of open-source software could be difficult to eliminate or manage and, if not addressed, could materially and adversely affect our business, financial condition, results of operations and cash flows.
RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
There are risks associated with our outstanding and future indebtedness that could adversely affect our financial condition.
As of March 28, 2025, we had an aggregate of $8,355 million of outstanding indebtedness that will mature in calendar years 2027 through 2033, and $1,494 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
To support the origination of loans, cash advances and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. We cannot guarantee that we will be able to extend or replace our existing funding arrangements at maturity on reasonable terms or at all. For example, disruptions in the credit markets or other factors, such as the high inflation and interest rate environment in 2023, 2024, and to date in 2025, could adversely affect the availability, diversity, cost and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry or our business, including as a result of any significant underperformance of the consumer receivables facilitated through our platform or regulatory developments, in particular regarding earned wage access products, that impose significant requirements on, or increase potential risks and liabilities related to, the consumer receivables facilitated through our platform, and fail to renew or extend facilities or impose higher costs to access our funding. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
GENERAL RISKS
Adverse macroeconomic conditions and government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, have led to and may continue to lead to higher financing costs and may particularly have negative effects on the consumer finance industry and our MoneyLion business.
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Global inflation remains high and government entities may continue their efforts, or implement additional efforts, to combat inflation, which may include continuing to raise interest rate benchmarks or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to us to incur even higher interest rates and financing costs and have material adverse effect on our business, operating results, profitability and cash flows. For example, recent elevated interest rates have resulted in an increase in our cost of debt. These government actions and global macroeconomic conditions, including trade wars, fluctuating tariff rates, and risks of recession, have had and may continue to have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, adverse macroeconomic conditions may cause our MoneyLion Product Partners to reduce their marketing spend or advertising on our platform, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for the consumer finance industry. The timing and extent of an economic downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us, which could be material.
Many new customers on our MoneyLion platform have limited or no credit history and limited financial resources. Accordingly, such customers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, potentially impacting our ability to make accurate assessments or decisions about our customers’ ability to pay for loans, repay cash advances or pay for other products and services MoneyLion provides.
In addition, sustained high levels of unemployment may increase the non-repayment rate on our MoneyLion loans and cash advance products, increase the rate of customers declaring bankruptcy or decrease our customers’ use of our investment and other products and services. If we are unable to adjust our business operations to account for rises in unemployment, or if our platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition, results of operations and cash flows could be adversely affected.
Increased interest rates, which often lead to higher payment obligations, may adversely impact the spending level of consumers and their willingness and ability to borrow money, resulting in decreased borrower demand for our lending products or those provided by our Product Partners. Any sustained decline in demand for loans, cash advances or other products and services we offer, or any increase in delinquencies or defaults that result from economic downturns, may harm our ability to maintain robust volumes for our business, which would adversely affect our financial condition, results of operations and cash flows. Furthermore, inflationary and other economic pressure resulting in the inability of a borrower to repay a loan could translate into increased loan delinquencies, defaults, bankruptcies or foreclosures and charge-offs and decreased recoveries, all of which could negatively affect our business, financial condition, results of operations and cash flows.
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
•The success of our sustainability initiatives;
•Changes in tax laws, rules and regulations;
•Changes in tax rates, benefits and expenses; and
•Changes in consumer protection laws and regulations.
Any of the foregoing factors could cause the trading price of our outstanding securities to fluctuate significantly.
We may be required to issue shares under our contingent value rights agreement with certain former holders.
In connection with the MoneyLion acquisition, we entered into a Contingent Value Rights Agreement dated April 17, 2025 (the “CVR Agreement”) governing the terms of the CVRs. Each CVR entitles its holder to receive $23.00 shares of common stock, par value $0.01 per share, of Gen Digital if, on any date prior to the second anniversary of the closing, the Average VWAP (as defined in the CVR Agreement) of our common stock for 30 consecutive trading days is equal to or greater than $37.50 (subject to certain adjustments) or we undergo a change of control. To the extent we are required to issue shares to the CVR holders under the CVR Agreement, our stockholders may be diluted. For additional information on our obligations under the CVR Agreement, refer to Exhibit 10.42 to this Annual Report on Form 10-K for a copy of the CVR Agreement.
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
We are a multinational company dual headquartered in the U.S. and the Czech Republic, with our principal executive offices in Tempe, Arizona. As such, we are subject to tax in multiple U.S. and international tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including the potential for federal tax law changes put forward by Congress and the current administration including potentially increased corporate tax rates, new minimum taxes and other changes to the way that our U.S. tax liability has been calculated following the 2017 Tax Cuts and Jobs Act. Such potential changes could have significant retroactive adjustments adding cash tax payments/liabilities if adopted;
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate. The Organisation for Economic Co-operation and Development (“OECD”) has proposed certain tax reforms, which, among other things, (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax for multinational companies of 15% (“Pillar Two”). Ireland, Czech Republic and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Consolidated Financial Statements in the near term. Additionally, several countries have proposed or adopted digital services taxes on revenue earned by multinational companies from the provision of certain digital services, regardless of physical presence. We will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate;
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We maintain a cybersecurity program designed to protect our systems and data from information security risks, including regular oversight of our programs for security monitoring. Gen has a process for identifying and assessing material risks from cybersecurity threats on a regular basis that operates alongside our broader overall risk assessment process, covering all identified enterprise wide risks. Cybersecurity risk is reviewed quarterly with management and with the board of directors. In addition, we regularly perform evaluations (including independent third-party evaluations) of our security program and our information technology infrastructure and information security management systems. A retained independent third-party firm reviews the maturity of our information security program and the results are discussed annually in the Technology and Cybersecurity Committee of the Board. Our processes also address risk and identification of cybersecurity threat risks from our use of third-party service providers. This involves, among other things, conducting pre-engagement risk-based diligence, reviewing security and controls reports, implementing contractual security and notification provisions, and ongoing monitoring as needed.
Our information security management system is based upon industry frameworks including but not limited to ISO 27001 and NIST Cybersecurity Framework. Our Chief Information Security Officer (CISO) leads our cybersecurity program, which includes the implementation of controls designed to align with these industry frameworks and applicable statutes and regulations. Our CISO has over 30 years of prior work experience in various roles involving managing information security programs, developing cybersecurity strategy, implementing effective information and cybersecurity initiatives and has been the Head of IT Audit, CISO and CIO at three other companies prior to Gen Digital. He has a Bachelor of Science in Computer Information Systems. We have implemented security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes an annual table top exercise and is designed to restore business operations quickly. In addition, employees participate in mandatory annual training and receive communications regarding the cybersecurity environment to increase awareness throughout the company. We also implemented an enhanced annual training program for specific specialized employee populations, including secure coding training.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GEN”. As of March 28, 2025, there were 2,855 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended March 28, 2025 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2020 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Gen Digital Inc., the S&P 500 Index
and the S&P Information Technology Index

350
325
300
275
250
225
200
175
150
125
100
75
4/3/2020
4/2/2021
4/1/2022
3/31/2023
3/29/2024
3/28/2025
Gen Digital Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filings of Gen Digital under the Securities Act or the Exchange Act.
Repurchases of our equity securities
Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of March 28, 2025, we had $2,728 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended March 28, 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
Gen is a global company powering Digital Freedom with a family of trusted brands including Norton, Avast, LifeLock, MoneyLion and more. Our core cyber safety portfolio provides protection across three key categories in multiple channels and geographies, including security and performance management, identity protection, and online privacy. We have built a technology platform that brings together software and service capabilities within these three categories into a comprehensive and easy-to-use integrated platform across our brands. We bring award-winning products and services in cybersecurity, covering security, privacy and identity protection to approximately 500 million users in more than 150 countries so they can live their digital lives safely, privately, and confidently today and for generations to come.
We completed the acquisition of MoneyLion on April 17, 2025. MoneyLion extends our identity solutions into offering comprehensive financial wellness through MoneyLion’s full-featured personal finance platform that includes credit building and financial management services. For more information on the MoneyLion acquisition, please see Note 19 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2025, 2024 and 2023 in this report refers to fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively, each of which was a 52-week year.
Financial summary
The following table provides our key financial metrics for fiscal 2025 compared with fiscal 2024:

	Fiscal Year
(In millions, except for per share amounts)	2025	2024
Net revenues	$3,935	$3,800
Operating income (loss)	$1,610	$1,110
Net income (loss)	$643	$607
Net income (loss) per share - diluted	$1.03	$0.95
Net cash provided by (used in) operating activities	$1,221	$2,064

	As of
(In millions)	March 28, 2025	March 29, 2024
Cash and cash equivalents	$1,006	$846
•Net revenues increased $135 million, primarily due to higher sales in both our consumer security and identity and information protection products.
•Operating income (loss) increased $500 million, primarily due to increased net revenues, decreased legal costs related to ongoing litigation, lower amortization of intangible assets and restructuring costs related to our acquisition of Avast.
•Net income (loss) increased $36 million and net income per share increased $0.08, primarily due to increased operating income discussed above and decreased interest expense associated with our Term A and Term B facilities. This is offset by the absence of an income tax benefit in the second quarter of fiscal 2024.
•Cash and cash equivalents increased by $160 million compared to March 29, 2024, primarily due to cash generated from operating activities during fiscal 2025 and proceeds from the issuance of 6.25% Senior Notes. This is partially offset by repurchases of our common stock, cash interest paid, dividends paid to shareholders, repayment of 5.00% Senior Notes, voluntary prepayments of our Term B facility, and mandatory principal amortization payments of our Term A and B facility.
•During fiscal 2025, we returned $955 million of capital back to shareholders and bondholders. This was achieved through the repurchase of 11 million shares of our common stock, totaling $272 million. Additionally, we paid out a total of $313 million in quarterly dividends and carried out $370 million in net debt pay downs, including $30 million in voluntary prepayments applied exclusively to the Term B facility.
•During fiscal 2025, we increased net Direct customers by 1.3 million, increased monthly Direct ARPU by $0.04 and increased our Direct retention rate by 1%.
GLOBAL MACROECONOMIC CONDITIONS
As a global company, our results of operations and cash flows may be influenced by global macroeconomic conditions, including, but not limited to, increased tariffs, foreign currency exchange rate fluctuations, the impact of interest rate fluctuations, elevated inflation, ongoing and new geopolitical conflicts, including the unknown impacts of current and future trade regulations, instability in the global banking sector, economic slowdown and recession risks, any of which may persist for an extended period.

Despite this, we are confident in the long-term overall health of our business, the strength of our product offerings and our ability to continue to execute on our strategy, including bringing award-winning products and services in cybersecurity and offering comprehensive financial wellness to our customers.
We continue to monitor the direct and indirect impacts of these global macroeconomic or other geopolitical factors. If the economic uncertainty continues, we may experience additional negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Additional broader implications of these events on our business, results of operations, and overall financial position still remain uncertain and could result in further adverse impacts to our reported results. For further discussion of the potential impacts of global macroeconomic conditions and geopolitical factors on our business, please see “Risk Factors” in Part I, Item 1A and Part II, Item 7A below.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP) requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates, judgements and assumptions on historical experience and on various other factors we believe to be reasonable under the circumstances. We evaluate our estimates, judgements and assumptions on a regular basis and make changes accordingly. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates, judgments and assumptions about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates, judgements or assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
Management believes the following significant accounting policies reflect the critical estimates used in the preparation of our Consolidated Financial Statements. A summary of our significant accounting policies is included in Note 1, and a description of recently adopted accounting pronouncements and our expectation of the impact on our Consolidated Financial Statements and disclosures are included in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, trade names and other intangibles, and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Third-party valuation specialists are utilized for certain estimates. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
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
Loss contingencies
We are subject to contingencies that expose us to losses, including, but not limited to, regulatory proceedings, claims, mediations, arbitration and litigation, arising out of the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. We review the status of each significant matter quarterly, and we may revise our estimates. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our Consolidated Financial Statements for that reporting period.

Recently adopted authoritative guidance
For a discussion of recently adopted authoritative guidance and their potential effects refer to Note 2 of our Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Recently issued authoritative guidance not yet adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance to update income tax disclosure requirements, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures.
ASU 2024-03 and ASU 2025-01, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. In November 2024, the FASB issued new guidance requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
RESULTS OF OPERATIONS
We have elected to omit discussion on the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 29, 2024 for year-over-year comparisons of the results of operation between fiscal 2024 and fiscal 2023 as well as discussion of fiscal 2023 performance metrics and cash flow activity, all of which are incorporated herein by reference.
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2025	2024
Net revenues	100%	100%
Cost of revenues	20	19
Gross profit	80	81
Operating expenses:
Sales and marketing	19	19
Research and development	8	9
General and administrative	7	16
Amortization of intangible assets	4	6
Restructuring and other costs	0	2
Impairment of intangible assets	0	—
Total operating expenses	39	52
Operating income (loss)	41	29
Interest expense	(15)	(18)
Other income (expense), net	0	—
Income (loss) before income taxes	26	12
Income tax expense (benefit)	10	(4)
Net income (loss)	16%	16%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2025	2024	2025 vs. 2024
Net revenues	$3,935	$3,800	4%
Fiscal 2025 compared to fiscal 2024
Net revenues increased $135 million, due to a $95 million increase in sales of our identity and information protection products and a $53 million increase in sales of our consumer security products. This was partially offset by a $13 million decrease in our legacy product offerings. This is inclusive of $11 million of foreign exchange headwinds, in our consumer security solutions.
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
The following table summarizes supplemental key performance metrics for our solutions:

	Fiscal Year
(In millions, except for per user amounts and percentages)	2025	2024
Direct customer revenue	$3,456	$3,341
Partner revenues	$429	$396
Total cyber safety revenues	$3,885	$3,737
Legacy revenues (1)	$50	$63
Direct customer count (at quarter-end)	40.4	39.1
Direct average revenue per user (ARPU)	$7.26	$7.22
Retention rate	78%	77%

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
Net revenues by geographical region
Percentage of revenue by geographical region as presented below is based on the billing location of the customers.

	Fiscal Year (1)
	2025	2024
Americas	66%	65%
EMEA	24%	24%
APJ	10%	11%

(1)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for fiscal 2024 where we aligned allocation methodologies across similar product categories.
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue by geographic region remained consistent in fiscal 2025 and fiscal 2024.
Cost of revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2025	2024	2025 vs. 2024
Cost of revenues	$776	$731	6%

Fiscal 2025 compared to fiscal 2024
Our cost of revenues increased $45 million, primarily due to a $42 million increase in marketing affiliate expenses.
Operating expenses

	Fiscal Year		% Change
(In millions, except for percentages)	2025	2024	2025 vs. 2024
Sales and marketing	$745	$733	2%
Research and development	329	332	(1)%
General and administrative	291	604	(52)%
Amortization of intangible assets	174	233	(25)%
Restructuring and other costs	7	57	(88)%
Impairment of intangible assets	3	—	—%
Total	$1,549	$1,959	(21)%
Our operating expenses decreased in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in legal accruals, amortization of intangible assets and restructuring costs related to our acquisition of Avast.
Fiscal 2025 compared to fiscal 2024
Sales and marketing, research and development and impairment of intangible assets expenses remained relatively flat.
General and administrative expense decreased $313 million, primarily due to the absence of $369 million in legal costs related to our litigation with Columbia and GSA in fiscal 2024. This was partially offset by a $66 million legal contract dispute cost with E-commerce Partner B during fiscal 2025. Refer to Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the legal contract dispute with E-commerce Partner B.
Amortization of intangible assets decreased $59 million, primarily due to certain intangible assets being fully amortized during fiscal 2024.
Restructuring and other costs decreased $50 million, primarily due a $48 million decrease in severance, termination benefits, contract cancellation costs and other exit and disposal costs in connection with the September 2022 Plan. See Note 12 of the Notes to the Consolidated Financial Statements for details of the fiscal 2025 restructuring activities.
Non-operating income (expense), net

	Fiscal Year		$ Change
(In millions)	2025	2024	2025 vs. 2024
Interest expense	$(578)	$(669)	$91
Interest income	28	25	3
Foreign exchange gain (loss)	2	3	(1)
Gain (loss) on equity investments	(30)	(40)	10
Gain (loss) on sale of properties	—	9	(9)
Other	(3)	9	(12)
Non-operating income (expense), net	$(581)	$(663)	$82
Fiscal 2025 compared to fiscal 2024
Non-operating income (expense), net, decreased $82 million, primarily due to a $90 million decrease in interest expense resulting from the voluntary prepayments and repricing of our Term A and Term B facilities.
Provision for income taxes

	Fiscal Year
(In millions, except for percentages)	2025	2024
Income (loss) before income taxes	$1,029	$447
Income tax expense (benefit)	$386	$(160)
Effective tax rate	38%	(36)%
Fiscal 2025 compared to fiscal 2024
Our effective tax rate increased primarily due to the absence of an income tax benefit in the second quarter of fiscal 2024, in addition to changes in unrecognized tax benefits and related interest and penalties, and the U.S. taxation on foreign earnings in fiscal 2025. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about our unrecognized tax benefits.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of Avast and MoneyLion through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of March 28, 2025 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A.
Cash flows
The following table summarizes our cash flow activities in fiscal 2025 and 2024:

	Fiscal Year
(In millions)	2025	2024
Net cash provided by (used in):
Operating activities	$1,221	$2,064
Investing activities	$(100)	$2
Financing activities	$(970)	$(1,961)
Increase (decrease) in cash and cash equivalents	$160	$96
See Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by and used in operating activities in fiscal 2025 decreased $843 million, primarily due to the absence of an income tax refund related to the filing of our fiscal 2023 tax return received during the fourth quarter of fiscal 2024.
Cash from investing activities
Our cash flows provided by and used in investing activities in fiscal 2025 decreased $102 million, primarily related to the cash consideration paid for the acquisition of a technology-enabled personal finance education and recommendation platform during the fourth quarter of fiscal 2025.
Cash from financing activities
Our cash flows used in financing activities in fiscal 2025 decreased $991 million, primarily due to the issuance of our 6.25% Senior Notes, lower voluntary prepayments of our Term B facility and repurchases of common stock under our repurchase program. This was offset by the repayment of our 5.0% Senior Notes, using the net proceeds from the 6.25% Senior Notes.
Cash and cash equivalents
As of March 28, 2025, we had cash and cash equivalents of approximately $1,006 million, of which $359 million was held by our foreign subsidiaries. Our cash and cash equivalents are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.

Debt
We have an undrawn revolving credit facility of $1,494 million, net of our letters of credit, which expires in September 2027.
Stock repurchases
During the fiscal 2025 and 2024, we executed repurchases of 11 million and 21 million of our common stock under our existing stock repurchase program for an aggregate amount of $272 million and $441 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of March 28, 2025, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our debt.

(In millions)	March 28, 2025
Term Loans	$5,905
Senior Notes	2,450
Total debt	$8,355
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of March 28, 2025, we were in compliance with all debt covenants. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding financial ratios and debt covenant compliance.
Dividends
On May 6, 2025, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2025. Any future dividends and dividend equivalents will be subject to the approval from our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs. As of March 28, 2025, the remaining balance of our stock repurchase authorization is $2,728 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
In connection with the acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of the acquisition on September 12, 2022. We have incurred and expect to incur cash expenditures for severance and termination benefits, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards for certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of calendar year 2025. During fiscal 2025, we made $25 million in cash payments related to the September 2022 Plan. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further cash flow information associated with our restructuring activities.

Significant contractual obligations
The following is a schedule of our principal commitments as of March 28, 2025. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

(In millions)	Short-Term Payments	Long-Term Payments	Total
Contractual obligations:
Debt (principal payments) (1)	$291	$8,064	$8,355
Interest payments on debt (2)	605	1,465	2,070
Purchase obligations (3)	316	118	434
Deemed repatriation taxes (4)	139	—	139
Operating leases (5)	16	48	64
Total	$1,367	$9,695	$11,062

(1)As of March 28, 2025, our total outstanding principal amount of indebtedness is comprised of $5,905 million in Term Loans and $2,450 million in Senior Notes. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information about our debt and debt covenants.
(2)Interest payments calculated based on the contractual terms of the related debt instruments. Interest on variable rate debt was calculated using the interest rate in effect as of March 28, 2025. Interest on variable rate debt may vary based on the performance of our interest rate swaps. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the term loans and senior notes.
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
(5)Payments for various non-cancelable operating lease agreements that expire on various dates through fiscal 2033. The amounts in the table above exclude expected sublease income. See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of March 28, 2025, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,419 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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

Interest rate risk
As of March 28, 2025, we had $2,450 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,475 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of March 28, 2025, we also had $5,905 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $59 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $8 million increase or $10 million decrease in the fair values of our floating to fixed rate interest swaps on March 28, 2025.
The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of future interest expense.
In addition, we have a $1,494 million revolving credit facility, net of our letters of credit, that if drawn bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Gen Digital. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the preparation and reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our management has concluded that, as of March 28, 2025, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting, as of March 28, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a given control will be effective under all potential future conditions. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
Item 9B. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended March 28, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our proxy statement for the 2025 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended March 28, 2025 (the 2025 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2025 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included under the captions “Director Compensation” and “Executive Compensation and Related Information” in our 2025 Proxy Statement and is incorporated herein by reference (excluding the information under the subheading “Pay Versus Performance”).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plans” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Certain Relationships and Related Transactions, and Director Independence” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2025 Proxy Statement and is incorporated herein by reference.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gen Digital Inc. and subsidiaries (the Company) as of March 28, 2025 and March 29, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 28, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2025 and March 29, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 28, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Sufficiency of audit evidence over net revenues
As discussed in Note 1 to the consolidated financial statements, the Company’s net revenues are principally derived from the sale of products and services directly to end-user customers through multiple partner distribution channels. The processing of customer orders through to the determination of net revenues to be recognized is reliant upon multiple information technology (IT) systems. The Company recorded $3,935 million of net revenues for the year ended March 28, 2025.
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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net revenues. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue processes, including controls related to IT. We involved IT professionals with specialized skills and knowledge, who assisted in identifying and testing key IT configuration and IT interface controls for the various systems processing and recording revenue transactions. For a sample of transactions, we assessed the recorded revenue by comparing cash receipts to the revenue recognized. We evaluated the sufficiency of audit evidence obtained over net revenues by assessing the results of procedures performed.
Assessment of uncertain tax positions
As discussed in Notes 1 and 13 to the consolidated financial statements, as of March 28, 2025, the Company recorded accruals for unrecognized tax benefits. The Company evaluates uncertain tax positions to determine whether it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. As of March 28, 2025, the Company has a liability for gross unrecognized tax benefits of $1,153 million.
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
Santa Clara, California
May 15, 2025

GEN DIGITAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	March 28, 2025	March 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,006	$846
Accounts receivable, net	171	163
Other current assets	245	334
Assets held for sale	22	15
Total current assets	1,444	1,358
Property and equipment, net	60	72
Intangible assets, net	2,267	2,638
Goodwill	10,237	10,210
Other long-term assets	1,487	1,515
Total assets	$15,495	$15,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94	$66
Accrued compensation and benefits	105	78
Current portion of long-term debt	291	175
Contract liabilities	1,846	1,808
Other current liabilities	515	599
Total current liabilities	2,851	2,726
Long-term debt	7,968	8,429
Long-term contract liabilities	77	76
Deferred income tax liabilities	222	261
Long-term income taxes payable	1,420	1,490
Other long-term liabilities	688	671
Total liabilities	13,226	13,653
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 617 and 623 shares issued and outstanding as of March 28, 2025 and March 29, 2024, respectively	2,066	2,227
Accumulated other comprehensive income (loss)	(33)	11
Retained earnings (accumulated deficit)	236	(98)
Total stockholders’ equity (deficit)	2,269	2,140
Total liabilities and stockholders’ equity	$15,495	$15,793
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Net revenues	$3,935	$3,800	$3,317
Cost of revenues	776	731	589
Gross profit	3,159	3,069	2,728
Operating expenses:
Sales and marketing	745	733	682
Research and development	329	332	313
General and administrative	291	604	286
Amortization of intangible assets	174	233	172
Restructuring and other costs	7	57	69
Impairment of intangible assets	3	—	—
Total operating expenses	1,549	1,959	1,522
Operating income (loss)	1,610	1,110	1,206
Interest expense	(578)	(669)	(401)
Other income (expense), net	(3)	6	(22)
Income (loss) before income taxes	1,029	447	783
Income tax expense (benefit)	386	(160)	(551)
Net income (loss)	$643	$607	$1,334

Net income (loss) per share - basic	$1.04	$0.95	$2.17
Net income (loss) per share - diluted	$1.03	$0.95	$2.14

Weighted-average shares outstanding:
Basic	617	637	614
Diluted	624	642	624
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Net income (loss)	$643	$607	$1,334
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(31)	10	(11)
Net unrealized gain (loss) on interest rate derivative instruments	(13)	16	—
Other comprehensive income (loss), net of taxes	(44)	26	(11)
Comprehensive income (loss)	$599	$633	$1,323
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 1, 2022	582	$1,851	$(4)	$(1,973)	$(126)
Net income (loss)	—	—	—	1,334	1,334
Other comprehensive income (loss), net of taxes	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	5	12	—	—	12
Shares withheld for taxes related to vesting of stock units	(1)	(19)	—	—	(19)
Repurchases of common stock	(40)	(904)	—	—	(904)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(308)	—	—	(308)
Stock-based compensation	—	134	—	—	134
Extinguishment of convertible debt	—	(100)	—	—	(100)
Cumulative effect adjustment from adoption of ASU 2020-06 (1)	—	(7)	—	6	(1)
Acquisition consideration	94	2,141	—	—	2,141
Balance as of March 31, 2023	640	2,800	(15)	(633)	2,152
Net income (loss)	—	—	—	607	607
Other comprehensive income (loss), net of taxes	—	—	26	—	26
Common stock issued under employee stock incentive plans	6	12	—	—	12
Shares withheld for taxes related to vesting of stock units	(2)	(26)	—	—	(26)
Repurchases of common stock (2)	(21)	(444)	—	—	(444)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(253)	—	(72)	(325)
Stock-based compensation	—	138	—	—	138
Balance as of March 29, 2024	623	2,227	11	(98)	2,140
Net income (loss)	—	—	—	643	643
Other comprehensive income (loss), net of taxes	—	—	(44)	—	(44)
Common stock issued under employee stock incentive plans	6	11	—	—	11
Shares withheld for taxes related to vesting of stock units	(1)	(26)	—	—	(26)
Repurchases of common stock (2)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(6)	—	(309)	(315)
Stock-based compensation	—	134	—	—	134
Balance as of March 28, 2025	617	$2,066	$(33)	$236	$2,269

(1)     Effective on April 2, 2022, we adopted ASU 2020-06 (Debt with Conversion and Other Options, ASC 470-20) using a modified retrospective method.
(2)    Amount includes excise tax on share repurchases.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
OPERATING ACTIVITIES:
Net income (loss)	$643	$607	$1,334
Adjustments:
Amortization and depreciation	419	485	329
Impairments and write-offs of current and long-lived assets	7	(3)	25
Stock-based compensation expense	133	138	134
Deferred income taxes	(32)	(991)	(145)
Loss (gain) on extinguishment of debt	—	—	9
Gain on sale of properties	—	(9)	—
Non-cash operating lease expense	16	18	23
Impairment on non-marketable equity investments	30	40	—
Legal contract dispute cost (Note 1)	66	—	—
Other	11	22	2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(53)	7	11
Accounts payable	26	(12)	(8)
Accrued compensation and benefits	27	(24)	(6)
Contract liabilities	36	47	16
Income taxes payable	(80)	446	(128)
Other assets	86	861	(702)
Other liabilities	(114)	432	(137)
Net cash provided by (used in) operating activities	1,221	2,064	757
INVESTING ACTIVITIES:
Purchases of property and equipment	(15)	(20)	(6)
Purchase of non-marketable equity investments	(4)	—	—
Payments for acquisitions, net of cash acquired	(84)	—	(6,547)
Proceeds from the maturities and sales of short-term investments	—	—	4
Proceeds from the sale of properties	—	25	—
Other	3	(3)	2
Net cash provided by (used in) investing activities	(100)	2	(6,547)
FINANCING ACTIVITIES:
Repayments of debt and related equity component	(1,311)	(1,183)	(3,047)
Proceeds from issuance of debt, net of issuance costs	941	—	8,954
Net proceeds from sales of common stock under employee stock incentive plans	11	12	12
Tax payments related to vesting of stock units	(26)	(26)	(20)
Dividends and dividend equivalents paid	(313)	(323)	(314)
Repurchases of common stock	(272)	(441)	(904)
Net cash provided by (used in) financing activities	(970)	(1,961)	4,681
Effect of exchange rate fluctuations on cash and cash equivalents	9	(9)	(28)
Change in cash and cash equivalents	160	96	(1,137)
Beginning cash and cash equivalents	846	750	1,887
Ending cash and cash equivalents	$1,006	$846	$750
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
Notes to the Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Business
Gen Digital Inc. is a global company powering Digital Freedom with a family of trusted brands including Norton, Avast, LifeLock and more. Our cyber safety portfolio provides protection across multiple channels and geographies, including security and performance, identity protection, and online privacy. Our technology platforms bring together software and service capabilities into comprehensive and easy-to-use products and solutions across our brands. We have also evolved beyond traditional cyber safety to offer adjacent trust-based solutions, including digital identity and access management, digital reputation, and restoration support services.
Basis of presentation
The accompanying Consolidated Financial Statements of Gen Digital Inc. and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2025, 2024 and 2023 in this report refers to fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively, each of which was a 52-week year.
Use of estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, the recognition and measurement of current and deferred income taxes, including assessment of unrecognized tax benefits, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollar, our reporting currency, changes in interest rates, ongoing and new geopolitical conflicts, and such differences may be material to the Consolidated Financial Statements.
Significant Accounting Policies
With the exception of those discussed in Note 2, there were no material changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that were applicable or adopted by us during fiscal 2025.
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
We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. As of March 28, 2025 and March 29, 2024, reserves for rebates, recorded in Other current liabilities, were $2 million and $4 million, respectively. For products that include content updates and services, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.
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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of March 28, 2025 and March 29, 2024, capitalized costs, net of amortization, were $6 million and $5 million, respectively.
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
In fiscal 2025, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required.
Long-lived assets
In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, finite-lived trade names, other intangibles and indefinite-lived trade names. Finite-lived intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from 1 to 10 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and certain trade names is recognized in operating expenses. Indefinite-lived intangible assets are not subject to amortization but instead tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets, including finite-lived intangible assets, property and equipment and ROU lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss is recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value.
In fiscal year 2025, based on our qualitative assessment, we recognized an impairment of $3 million related to our long-lived assets. There were no impairments of long-lived assets recognized during fiscal 2024 and 2023.
Contract liabilities
Contract liabilities consist of deferred revenue and customer deposit liabilities and represent cash payments received or due in advance of fulfilling our performance obligations. Deferred revenue represents billings under non-cancelable contracts before the related product or service is transferred to the customer. Certain arrangements include terms that allow the customer to terminate the contract and receive a refund for a period of time. In these arrangements, we have concluded there are no future enforceable rights and obligations during the period in which the option to cancel is exercisable by the customer, and therefore the consideration received or due from the customer is recorded as a customer deposit liability.
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
Restructuring
Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and asset write-offs and impairments. Employee-related severance charges are largely based upon substantive severance plans, while some charges result from mandated requirements in certain foreign jurisdictions. These charges are reflected in the period when both the actions are probable and the amounts are estimable. Contract termination costs reflect costs that will continue to be incurred under a contract for its remaining term without future economic benefit. These charges are reflected in the period when a contract is terminated. Asset write-offs and impairments, including those associated with ROU lease assets, are recorded in the period when an asset is retired or a facility is no longer operational.
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
Foreign currency
For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Meanwhile, revenue and expenses are translated using the average exchange rates during the period. Gains and losses resulting from translation of these foreign currency financial statements into U.S. dollars are recorded in AOCI. Remeasurement adjustments are recorded in Other income (expense), net in our Consolidated Statements of Operations.
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

	March 28, 2025	March 29, 2024
E-commerce partner A	11%	13%
E-commerce partner B	—%	11%
At the end of our third fiscal quarter of 2025, E-commerce Partner B, who acts as the payment processor and merchant of record for a subset of Avast customers, missed its contractually required payment. Additional contractually required payments were missed in the first few weeks of our fourth fiscal quarter ending March 28, 2025. In January 2025, E-commerce partner B cited financial difficulties, which raised our concerns about its solvency and ability to comply with the contractual terms of the agreement. On January 16, 2025, we notified them of our termination of the agreement. After further settlement discussions, the parties agreed to resolve all disputes between them, including but not limited to claims of breach of the agreement, and the parties entered into a legal settlement agreement. Under the terms of the legal settlement agreement, E-commerce partner B transferred all of our customer information to us, and we released our claims to valid outstanding accounts receivable (net of any fees payable) from E-commerce partner B, totaling $66 million as of January 17, 2025, along with customary releases for the parties. As a result, a total of $66 million of accounts receivable from E-commerce partner B were charged off as general and administrative expense during fiscal 2025.
Advertising and other promotional costs
Advertising and other promotional costs are expensed as incurred, and are recorded in sales and marketing expenses. These costs totaled $441 million, $438 million, and $405 million for fiscal 2025, 2024 and 2023, respectively.
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
We have corrected this error in the accompanying Consolidated Balance Sheet as of March 29, 2024 by increasing contract liabilities for $78 million, increasing other long-term assets for $21 million and decreasing retained earnings (accumulated deficit) for $57 million. The Consolidated Statements of Operations for the years ended March 29, 2024 and March 31, 2023 included a decrease to net revenues of $12 million and $21 million, respectively, and a decrease to income tax expense (benefit) of $3 million and $6 million, respectively.
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued new guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU also clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirement for entities with a single reportable segment. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. On March 30, 2024, the first day of fiscal 2025, we adopted this guidance and have provided the required disclosures in Note 17.
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
During the first quarter of fiscal 2024, we completed the sale of certain land and buildings in Dublin, Ireland, for cash consideration of $13 million, net of selling costs, and recognized a gain on sale of $4 million. The remaining land and building in Dublin, Ireland, remains as held for sale. We have taken into consideration the current real estate values and demand and continue to execute plans to sell the remaining property. During the fiscal year 2025, we recognized immaterial impairments representing the difference between the fair value less cost to sell and the carrying value of the remaining land and building in Dublin, Ireland. As of March 28, 2025, this property remains classified as assets held for sale.
During the second quarter of fiscal 2025, we determined certain land and buildings in Tettnang, Germany, which were previously reported as property and equipment, qualified as held for sale classification. As a result, we reclassified the aggregate $12 million carrying value from property and equipment, net to assets held for sale in our Consolidated Balance Sheet. Upon reclassification, we recognized an immaterial impairment representing the difference between the fair value less cost to sell and the carrying value of the property.
On December 18, 2024, we entered into an agreement to sell certain land and buildings in Tettnang, Germany, for cash consideration of approximately $9 million and a 5-year leaseback agreement for a portion of the property. As of March 28, 2025, this property remains classified as assets held for sale. Subsequent to March 28, 2025, the transaction closed and proceeds were received on April 2, 2025.
During fiscal 2025, we recognized immaterial impairments on our held for sale properties, which was included in Other Income (expense), net in our Consolidated Statement of Operations, because the fair value less costs to sell is less than the carrying value of our properties.
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
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the year ended March 31, 2023, as if the acquisition had been completed on April 3, 2021, the first day of fiscal 2022. The results presented below include adjustments to conform Avast financial information, prepared in accordance with International Financial Reporting Standards (IFRS), to U.S. GAAP as well as the impacts of material, nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, and acquisition-related transaction costs, and the income tax effect of the other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

Year Ended
(In millions)	March 31, 2023
Net revenues	$3,783
Net income (loss)	$1,118
The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2022.
Fiscal 2025 Acquisition
On January 28, 2025, we acquired all of the outstanding shares of a technology-enabled personal finance education and recommendation platform for an aggregate purchase price of $84 million, net of $1 million cash acquired. The net purchase price was primarily allocated to goodwill and intangible assets of $52 million and $32 million, respectively.
Note 5. Revenues
Contract liabilities
During fiscal 2025 and 2024, we recognized $1,777 million and $1,736 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of March 28, 2025, we had $1,266 million of remaining performance obligations, excluding customer deposit liabilities of $657 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 1 for a description of our revenue recognition policy and Note 17 for tabular disclosures of disaggregated revenue by solution and geographic region.

Note 6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(In millions)
Balance as of March 31, 2023	$10,217
Purchase accounting adjustments	(14)
Translation adjustments	7
Balance as of March 29, 2024	10,210
Acquisition	52
Translation adjustments	(25)
Balance as of March 28, 2025	$10,237
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	March 28, 2025			March 29, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,159	$(442)	$717	$1,642	$(773)	$869
Developed technology	1,332	(595)	737	1,343	(388)	955
Other	98	(24)	74	90	(15)	75
Total finite-lived intangible assets	2,589	(1,061)	1,528	3,075	(1,176)	1,899
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,328	$(1,061)	$2,267	$3,814	$(1,176)	$2,638
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Customer relationships and other	$174	$233	$172	Operating expenses
Developed technology and other	227	229	136	Cost of revenues
Total	$401	$462	$308
As of March 28, 2025, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	March 28, 2025
2026	$400
2027	389
2028	386
2029	255
2030	78
Thereafter	20
Total	$1,528
Note 7. Supplementary Information
Cash and cash equivalents:

(In millions)	March 28, 2025	March 29, 2024
Cash	$462	$408
Cash equivalents	544	438
Total cash and cash equivalents	$1,006	$846

Accounts receivable, net:

(In millions)	March 28, 2025	March 29, 2024
Accounts receivable	$173	$165
Allowance for doubtful accounts	(2)	(2)
Accounts receivable, net	$171	$163
Other current assets:

(In millions)	March 28, 2025	March 29, 2024
Prepaid expenses	$136	$142
Income tax receivable and prepaid income taxes	76	174
Other tax receivable	15	1
Other	18	17
Total other current assets	$245	$334
Property and equipment, net:

(In millions)	March 28, 2025	March 29, 2024
Land	$12	$13
Computer hardware and software	360	491
Office furniture and equipment	16	16
Buildings	15	28
Building and leasehold improvements	37	35
Construction in progress	2	1
Total property and equipment, gross	442	584
Accumulated depreciation and amortization	(382)	(512)
Total property and equipment, net	$60	$72
Depreciation and amortization expense of property and equipment was $18 million, $23 million and $21 million in fiscal 2025, 2024 and 2023, respectively.
Other long-term assets:

(In millions)	March 28, 2025	March 29, 2024
Non-marketable equity investments	$109	$136
Long-term income tax receivable and prepaid income taxes	66	11
Deferred income tax assets	1,218	1,236
Operating lease assets	49	45
Long-term prepaid royalty	5	21
Other	40	66
Total other long-term assets	$1,487	$1,515
Short-term contract liabilities:

(In millions)	March 28, 2025	March 29, 2024
Deferred revenue	$1,189	$1,200
Customer deposit liabilities	657	608
Total short-term contract liabilities	$1,846	$1,808

Other current liabilities:

(In millions)	March 28, 2025	March 29, 2024
Income taxes payable	$215	$198
Other taxes payable	105	72
Accrued legal fees	12	103
Accrued royalties	41	52
Accrued interest	86	78
Current operating lease liabilities	14	13
Other accrued liabilities	42	83
Total other current liabilities	$515	$599
Other long-term liabilities:

(In millions)	March 28, 2025	March 29, 2024
Long-term accrued legal fees	$601	$586
Long-term operating lease liabilities	42	38
Other	45	47
Total other long-term liabilities	$688	$671
Long-term income taxes payable:

(In millions)	March 28, 2025	March 29, 2024
Unrecognized tax benefits (including interest and penalties)	$1,419	$1,346
Deemed repatriation tax payable	—	139
Other long-term income taxes	1	5
Total long-term income taxes payable	$1,420	$1,490
Other income (expense), net:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Interest income	$28	$25	$15
Foreign exchange gain (loss) (1)	2	3	(8)
Gain (loss) on early extinguishment of debt	—	—	(9)
Gain (loss) on equity investments	(30)	(40)	(7)
Gain (loss) on sale of properties	—	9	—
Other	(3)	9	(13)
Total other income (expense), net	$(3)	$6	$(22)

(1)    We recognize foreign currency remeasurement adjustments on unrecognized tax benefits and deferred taxes as a component of Income tax expense (benefit) in our Consolidated Statements of Operations. Foreign currency remeasurement adjustments recognized in Income tax expense (benefit) were $11 million, ($27) million, and ($18) million for fiscal 2025, 2024 and 2023, respectively.
Supplemental cash flow information:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Income taxes paid (received), net	$425	$(476)	$456
Interest expense paid	$557	$607	$390
Cash paid for amounts included in the measurement of operating lease liabilities	$17	$24	$26
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$6	$—	$23
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(14)	$(20)	$31
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$2	$—	$1
Non-cash consideration for the acquisition of Avast	$—	$—	$2,141

Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	March 28, 2025			March 29, 2024
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$544	$544	$—	$438	$438	$—
Interest rate swaps	3	—	3	16	—	16
Total	$547	$544	$3	$454	$438	$16

Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of March 28, 2025 and March 29, 2024, the carrying value of our non-marketable equity investments was $109 million and $136 million, respectively. We recognized impairments of $30 million and $40 million on our non-marketable equity investments during fiscal years 2025 and 2024, respectively.
Current and long-term debt
As of March 28, 2025 and March 29, 2024, the total fair value of our current and long-term fixed rate debt was $2,475 million and $2,624 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 9. Leases
We lease certain facilities, equipment, and data center co-locations under operating leases that expire on various dates through fiscal 2033. Our leases generally have terms that range from 1 year to 9 years for our facilities, 1 year to 4 years for equipment and 1 year to 7 years for data center co-locations. Some of our leases contain renewal options, escalation clauses, rent concessions and leasehold improvement incentives.
The following summarizes our lease costs for fiscal 2025, 2024 and 2023:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Operating lease costs	$14	$12	$16
Short-term lease costs	3	3	2
Variable lease costs	4	6	8
Total lease costs	$21	$21	$26
Other information related to our operating leases for fiscal 2025, 2024 and 2023 was as follows:

	Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Weighted-average remaining lease term	4.7 years	4.6 years	2.8 years
Weighted-average discount rate	5.71%	5.35%	4.38%
See Note 7 for cash flow information related to our operating leases.
As of March 28, 2025, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2026	$16
2027	16
2028	10
2029	8
2030	7
Thereafter	7
Total lease payments	64
Less: Imputed interest	(8)
Present value of lease liabilities	$56

Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	March 28, 2025	March 29, 2024	Effective Interest Rate
5.0% Senior Notes due April 15, 2025	$—	$1,100	5.00%
Term A Facility due September 12, 2027	3,519	3,666	SOFR + % (2)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,386	2,444	SOFR + % (3)
1.29% Avira Mortgage due December 30, 2029 (1)	—	3	1.29%
7.125% Senior Notes due September 30, 2030	600	600	7.13%
0.95% Avira Mortgage due December 30, 2030 (1)	—	3	0.95%
6.25% Senior Notes due April 1, 2033	950	—	6.25%
Total principal amount	8,355	8,716
Less: unamortized discount and issuance costs	(96)	(112)
Total debt	8,259	8,604
Less: current portion	(291)	(175)
Total long-term debt	$7,968	$8,429

(1)     The Avira Mortgages are denominated in a foreign currency so the balances of these mortgages may fluctuate based on changes in foreign currency exchange rates. Additionally, in connection with the agreement to sell certain land and buildings in Tettnang, Germany, as discussed in Note 3, the Avira Mortgages were repaid during the fourth quarter of fiscal 2025.
(2)     Term A Facility due 2027 bears interest at a rate equal to Term SOFR plus a credit spread adjustment (CSA) plus a margin based either on the current debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
(3)     Term B Facility due 2029 bears interest at a rate equal to Term SOFR plus 1.75%.
The interest rates for the outstanding term loans are as follows:

	March 28, 2025	March 29, 2024
Term A Facility due September 12, 2027	5.92%	7.18%
Term B Facility due September 12, 2029	6.07%	7.43%
As of March 28, 2025, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
2026	$291
2027	232
2028	4,016
2029	37
2030	2,229
Thereafter	1,550
Total future maturities of debt	$8,355
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
Subsequent to March 28, 2025, on April 16, 2025, we entered into the Second Amendment with certain financial institutions under the Amended Credit Agreement to fund a portion of the cash consideration paid in connection with our acquisition of MoneyLion, in which they agreed to provide us with a $750 million Incremental Term B loan (Incremental Term B Facility or collectively with the Term B Facility, the Term Loan B Facilities), which matures on April 16, 2032. The Incremental Term B Facility bears interest at the applicable benchmark rate plus 1.75%.
The principal amounts of Term Facility A must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. The principal amounts of Term Loan B facilities must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. Quarterly installment payments commenced on March 31, 2023 for the Term A Facility and Term B Facility and will commence on December 31, 2025 for the Incremental Term B Facility. We may voluntarily repay outstanding principal balances under the Revolving Facility and Term loan facilities without penalty or premium. As of March 28, 2025, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credits as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts. As of March 28, 2025, we had $6 million in letters of credit.
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
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and the Company experiencing a change of control. As of March 28, 2025 we were in compliance with all financial debt covenants.
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
On February 28, 2025, we issued $950 million aggregate principal amount of our 6.250% Senior Notes due April 1, 2033 (the 6.25% Senior Notes). The 6.250% Senior Notes bear interest at a rate of 6.250% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. On or after April 1, 2028, we may redeem some or all of the 6.250% Senior Notes at the applicable redemption prices set forth in the supplemental indenture, plus accrued and unpaid interest.

On February 28, 2025, using the net proceeds from the 6.25% Senior Notes, together with cash on hand, we fully repaid the principal and accrued interest under the 5.0% Senior Notes, which had an aggregate principal amount outstanding of $1,100 million. In addition, we paid $20 million of accrued and unpaid interest through the redemption date. The repayment was accounted for as an extinguishment of debt, resulting in an immaterial loss on extinguishment.
Convertible Senior Notes
On August 15, 2022, we settled the $525 million principal and conversion rights of our New 2.0% Convertible Notes in cash. The aggregate settlement amount of $630 million was based on $20.41 per underlying share into which the New 2.0% Convertible Notes were convertible. In addition, we paid $5 million of accrued and unpaid interest through the date of settlement. The repayments resulted in an adjustment to stockholders’ equity of $100 million. As of March 28, 2025, we have extinguished all remaining convertible debt instruments.
The following table sets forth total interest expense recognized related to our convertible notes:

Year Ended
(In millions)	March 31, 2023
Contractual interest expense	$4
Payments in lieu of conversion price adjustments (1)	$1

(1)    Payments in lieu of conversion price adjustments consist of amounts paid to holders of the Convertible Senior Notes when our quarterly dividend to our common stockholders exceeds the amounts defined in the Convertible Senior Notes agreements.
During fiscal 2025 and 2024, we did not recognize any interest expense related to our Convertible Senior Notes as they were settled during the second quarter of fiscal year 2023.
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

Interest rate swap
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under our Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%.
These arrangements are designated as cash flow hedges for accounting purposes and as such, we will recognize the changes in the fair value of these interest rate swaps in Accumulated other comprehensive income (loss) (AOCI), and the periodic settlements or accrued settlements of the swap will be recognized within or against interest expense in our Consolidated Statements of Operations. Cash flows related to these hedges are classified under operating activities in our Consolidated Statements of Cash Flows.
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of March 28, 2025 and March 29, 2024:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Foreign exchange contracts not designated as hedging instrument (1)	$230	$345	$—	$—	$—	$—
Interest rate swap contracts designed as cash flow hedge	1,000	1,000	3	16	—	—
Total	$1,230	$1,345	$3	$16	$—	$—

(1)    The fair values of the foreign exchange contracts are less than $1 million as of March 28, 2025 and March 29, 2024.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Interest rate swap contracts designated as cash flow hedges	$—	$(32)	$—
The effect of our interest rate on AOCI was immaterial during fiscal 2025 and 2023.
The related gain (loss) recognized in our Consolidated Statements of Operations was as follows:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Foreign exchange contracts not designated as hedging instrument	$(2)	$(7)	$(7)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedges	13	16	—	Interest expense
Total	$11	$9	$(7)
As of March 28, 2025, we estimate that $3 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, and the sale of underutilized facilities as well as stock-based compensation charges for accelerated equity awards to certain terminated employees. We expect that we will incur total costs up to $150 million following the completion of the acquisition. These actions are expected to be completed by the end of calendar year 2025. As of March 28, 2025, we have incurred costs of $132 million related to the September 2022 Plan.

Restructuring summary
Rollforwards of our activities and liability balances related to our September 2022 Plan are presented in the tables below:

(in millions)	Liability Balance as of March 31, 2023	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of March 29, 2024
Severance and termination benefit costs	$7	$42	$(29)	$—	$20
Contract cancellation charges	—	5	(5)	—	—
Stock-based compensation charges	—	1	—	(1)	—
Asset write-offs	—	1	—	(1)	—
Other exit and disposal costs	—	7	(7)	—	—
Total	$7	$56	$(41)	$(2)	$20

(In millions)	Liability Balance as of March 29, 2024	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of March 28, 2025
Severance and termination benefit costs	$20	$2	$(20)	$—	$2
Other exit and disposal costs	—	5	(5)	—	—
Total	$20	$7	$(25)	$—	$2
The restructuring liabilities are included in Other current liabilities in our Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Severance and termination benefit costs	$2	$42	$40
Contract cancellation charges	—	5	2
Stock-based compensation charges	—	1	11
Asset write-offs and impairments	—	1	4
Other exit and disposal costs	5	8	12
Total restructuring and other	$7	$57	$69
Occasionally, we incur costs related to past restructuring plans. These charges were immaterial during fiscal 2025.

Note 13. Income Taxes
The components of our income (loss) before income taxes are as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Domestic	$514	$70	$337
International	515	377	446
Income (loss) before income taxes	$1,029	$447	$783
The components of income tax expense (benefit) are as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Current:
Federal	$246	$201	$(479)
State	21	43	(28)
International	149	579	99
Total	416	823	(408)
Deferred:
Federal	(33)	(729)	(114)
State	13	(134)	(11)
International	(10)	(120)	(18)
Total	(30)	(983)	(143)
Income tax expense (benefit)	$386	$(160)	$(551)
The U.S. federal statutory income tax rates we have applied for fiscal 2025, 2024 and 2023 are as follows:

	Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Federal statutory tax expense (benefit)	$216	$93	$165
State taxes, net of federal benefit	41	—	—
Foreign earnings taxed at other than the federal rate	(30)	(22)	(12)
Nondeductible expenses	31	48	20
Federal research and development credit	(4)	(6)	(5)
Valuation allowance increase (decrease)	10	(4)	(33)
Change in unrecognized tax benefits	(37)	338	163
Tax interest and penalties	84	129	13
Stock-based compensation	12	17	9
US tax on foreign earnings	55	20	12
Return to provision adjustment	4	—	1
Foreign exchange loss (gain)	10	(28)	(17)
Capital loss	—	(44)	(910)
Legal entity restructuring	—	(719)	42
Other, net	(6)	18	1
Income tax expense (benefit)	$386	$(160)	$(551)
The principal components of deferred tax assets and liabilities are as follows:

(In millions)	March 28, 2025	March 29, 2024
Deferred tax assets:
Tax credit carryforwards	$17	$27
Net operating loss carryforwards of acquired companies	51	60
Interest	71	63
Other accruals and reserves not currently tax deductible	358	332
Goodwill	463	517
Capitalized research and experimental expenditures	112	82
Loss on investments not currently tax deductible	74	60
Other	61	77
Gross deferred tax assets	1,207	1,218
Valuation allowance	(107)	(93)
Deferred tax assets, net of valuation allowance	1,100	1,125
Deferred tax liabilities:
Intangible assets	(91)	(127)
Unremitted earnings of foreign subsidiaries	(4)	(14)
Other	(9)	(9)
Deferred tax liabilities	(104)	(150)
Net deferred tax assets (liabilities)	$996	$975
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.
The valuation allowance provided against our deferred tax assets as of March 28, 2025 of $107 million is provided primarily against state and foreign capital loss carryforwards and certain tax credits.
As of March 28, 2025, we have U.S. federal net operating losses attributable to various acquired companies of approximately $176 million, of which $30 million begins to expire in fiscal 2026 and $146 million has an indefinite life. The net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $108 million. If not used, our U.S. state net operating losses will expire between fiscal 2033 and 2038. In addition, we have foreign net operating loss carryforwards of approximately $37 million.
In assessing the realizability of our gross deferred tax assets, we consider both the positive and negative evidence of future taxable income to support utilization. We considered the following: historical cumulative book income, as measured by the current and prior two years; historical taxable income; and future reversals of taxable temporary differences. The valuation allowance for deferred tax assets as of March 28, 2025 was $107 million. The valuation allowance was primarily related to tax attribute carryforwards that, in the judgement of management, are not more likely than not to be realized.
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

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Balance at beginning of year	$1,163	$710	$527
Settlements with tax authorities	—	(8)	(2)
Lapse of statute of limitations	(27)	(14)	(96)
Increase related to prior period tax positions	14	47	9
Decrease related to prior period tax positions	(13)	(9)	(15)
Increase related to current year tax positions	9	467	259
Increase due to acquisition	—	—	28
Increase (decrease) related to foreign currency exchange rates	7	(30)	—
Balance at end of year	$1,153	$1,163	$710
There was a change of $10 million in gross unrecognized tax benefits during the year ended March 28, 2025, as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions and state income taxes.
Of the total unrecognized tax benefits at March 28, 2025, $974 million, if recognized, would affect our effective tax rate.
We recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At March 28, 2025, before any tax benefits, we had $309 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $83 million for fiscal 2025. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are U.S. federal, Ireland, and the Czech Republic. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2018 through 2024 remain subject to examination by the IRS for U.S. federal tax purposes. Our 2021 through 2024 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Our 2017 through 2024 fiscal years remain subject to examination by the Czech tax authorities.
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
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. or are exempted from further taxation. As of March 28, 2025, the tax liability recorded on the undistributed earnings is approximately $4 million.
Note 14. Stockholders' Equity
Dividends
On May 6, 2025, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in June 2025. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. This new stock repurchase program will supersede any amounts under the prior stock repurchase programs. Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of March 28, 2025, we had $2,728 million remaining under the authorization to be completed in future periods.

The following table summarizes activity related to our stock repurchase program during the years ended March 28, 2025 and March 29, 2024:

	Year Ended
(In millions, except per share amounts)	March 28, 2025	March 29, 2024
Number of shares repurchased	11	21
Average price per share	$24.65	$20.87
Aggregate purchase price	$272	$441
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Interest Rate Derivative	Total
Balance as of March 31, 2023	$(15)	$—	$(15)
Other comprehensive income (loss), net of taxes	10	16	26
Balance as of March 29, 2024	(5)	16	11
Other comprehensive income (loss), net of taxes	(31)	(13)	(44)
Balance as of March 28, 2025	$(36)	$3	$(33)
Note 15. Stock-Based Compensation and Other Benefit Plans
Stock incentive plans
The purpose of our stock incentive plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards. We maintain the 2013 Equity Incentive Plan (the 2013 Plan), under which awards may be granted to employees, officers, directors, consultants, independent contractors, and advisors. As amended, our stockholders have approved and reserved 112 million shares of common stock for issuance under the 2013 Plan. Stock options granted under the 2013 Plan expire no more than 10 years from the date of grant.
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
As of March 28, 2025, 27 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
RSUs

(In millions, except per share and year data)	Number of Share	Weighted- Average Grant Date Fair Value
Outstanding as of March 29, 2024	8	$19.39
Granted	6	$24.06
Vested	(4)	$20.08
Forfeited	(1)	$19.96
Outstanding as of March 28, 2025	9	$21.80
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2025, 2024 and 2023 was $24.06, $17.42, and $22.38, respectively. The total fair value of RSUs released in fiscal 2025, 2024 and 2023 was $79 million, $85 million, and $74 million, respectively, which represents the market value of our common stock on the date the RSUs were released.

PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested as of March 29, 2024	5	$26.02
Granted	2	$31.59
Vested	(1)	$29.94
Forfeited	(1)	$22.70
Outstanding and unvested as of March 28, 2025	5	$28.42
The total fair value of PRUs released in fiscal 2025, 2024 and 2023 was $24 million, $20 million, and $5 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We have granted PRUs to certain of our executives. Typically, these PRUs have a three-year vest period. PRUs granted in fiscal 2025, 2024 and 2023 contain a combination of our company’s performance and market conditions. The performance conditions are based on the achievement of specified one- or three-year non-GAAP financial metrics. The market conditions are based on the achievement of our relative total shareholder return over a three- or five-year period. Typically, 0% to 200% of target shares are eligible to be earned based on the achievement of the performance and market conditions.
Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Expected term	2.9 years	2.9 years	3.3 years
Expected volatility	32.2%	31.5%	34.8%
Risk-free interest rate	4.5%	3.5%	3.4%
Expected dividend yield	—%	—%	1.3%
Weighted-average grant date fair value of PRUs	$31.59	$22.83	$27.07
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
As of March 28, 2025, 40 million shares have been issued under this plan and 30 million shares remained available for future issuance.
The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Shares issued under the ESPP	1	1	1
Proceeds from issuance of shares	$11	$12	$12
The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2025, 2024 and 2023 was $6.77 per share, $5.45 per share, and $6.04 per share, respectively.
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the 4 million unvested RSUs assumed under the Avast Plans, contain DERs that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of March 28, 2025 and March 29, 2024, current dividends payable related to DER was $5 million and $4 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $5 million and $4 million, respectively, recorded as part of Other long-term liabilities.
Stock-based award modifications
There were no material stock-based award modifications in fiscal 2025. There were no stock-based award modifications in fiscal 2024 and 2023.

Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Cost of revenues	$4	$4	$3
Sales and marketing	39	36	34
Research and development	37	39	31
General and administrative	54	58	55
Restructuring and other costs	—	1	11
Total stock-based compensation expense	$134	$138	$134
Income tax benefit for stock-based compensation expense	$(17)	$(16)	$(20)
As of March 28, 2025, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $191 million, which will be recognized over an estimated weighted-average amortization period of 1.7 years.
Other employee benefit plans
401(k) plan
We maintain a salary deferral 401(k) plan for all of our U.S. employees. This plan allows employees to contribute their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match the first 3.5% of a participant’s eligible compensation up to $6,000 in a calendar year. Our employer matching contributions to the 401(k) plan were as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
401(k) matching contributions	$4	$4	$4
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
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	March 28, 2025	March 29, 2024	March 31, 2023
Net income (loss)	$643	$607	$1,334

Net income per share - basic	$1.04	$0.95	$2.17
Net income per share - diluted	$1.03	$0.95	$2.14

Weighted-average shares outstanding - basic	617	637	614
Dilutive potentially issuable shares:
Convertible debt	—	—	6
Employee equity awards	7	5	4
Weighted-average shares outstanding - diluted	624	642	624

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Employee equity awards	—	1	—
Note 17. Segment and Geographic Information
We operate as one reportable segment. Our Chief Operating Decision Maker is our Chief Executive Officer, who manages and reviews the business on a consolidated basis and uses consolidated net income (loss), as reported on our Consolidated Statements of Operations, as the primary measure of segment profit or loss to evaluate company performance and to allocate and prioritize resources during the planning and forecasting process. The measure of segment assets is reported on the Consolidated Balance Sheets as Total Assets.
The following table is a reconciliation of our measure of segment profit or loss, significant segment expenses and other segment items:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Net revenues	$3,935	$3,800	$3,317
Less significant expenses and other segment items:
Revenue share	109	106	95
E-Commerce fees	134	137	119
Product and cloud expense	156	146	131
Personnel expense	460	451	436
Marketing and affiliates expense	555	509	459
Support and outside service expense	98	110	123
Infrastructure and facilities expense (1)	125	132	140
Stock-based compensation	134	138	134
Amortization of intangible assets	401	462	308
Other segment items (2)	153	499	166
Interest expense	578	669	401
Other expense (income), net (3)	3	(6)	22
Income tax expense (benefit)	386	(160)	(551)
Net income (loss)	$643	$607	$1,334

(1)     Infrastructure and facilities expense includes depreciation expense, which are disclosed in Note 7.
(2)    Other segment items included in segment net income (loss) includes restructuring and other costs, acquisition and integration costs, litigation settlement charges, and legal contract dispute costs.
(3)    Other expense (income), net, includes interest income, which is disclosed in Note 7.
Major solutions
The following table summarizes net revenues from our major solutions:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Consumer security revenues	$2,462	$2,409	$2,013
Identity and information protection revenues	1,423	1,328	1,239
Total cyber safety revenues	3,885	3,737	3,252
Legacy revenues	50	63	65
Total net revenues	$3,935	$3,800	$3,317

From time to time, changes in our product hierarchy cause changes to the product categories above. When changes occur, we recast historical amounts to match the current product hierarchy. The changes have been reflected for all periods presented above. Consumer security includes revenues from our Norton 360 Security offerings, Norton, Avast, AVG, and Avira Security and VPN offerings, and other consumer security and device performance solutions through our direct, partner and small business channels. Identity and information protection includes revenues from our Norton 360 with LifeLock offerings, LifeLock identity theft protection and other identity information protection, financial wellness and privacy solutions. Legacy includes revenues from products or solutions from markets that we have exited and in which we no longer operate, have been discontinued or identified to be discontinued, or remain in maintenance mode as a result of integration and product portfolio decisions.
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024	March 31, 2023
Americas	$2,587	$2,484	$2,234
EMEA	953	917	718
APJ	395	399	365
Total net revenues (1)	$3,935	$3,800	$3,317

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
(1)    From time to time, changes in allocation methodologies cause changes to the revenue by geographic area above. When changes occur, we recast historical amounts to match the current methodology, such as for fiscal 2024 and 2023 where we aligned allocation methodologies across similar product categories.
Revenues from customers inside the U.S. were $2,358 million, $2,265 million, and $2,059 million during fiscal 2025, 2024 and 2023, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash and cash equivalents held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	March 28, 2025	March 29, 2024
U.S.	$647	$467
International	359	379
Total cash and cash equivalents	$1,006	$846
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	March 28, 2025	March 29, 2024
U.S.	$50	$47
Germany	—	12
Other countries (1)	10	13
Total property and equipment, net	$60	$72

(1)    No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
In fiscal 2025, 2024 and 2023, no individual end-user customer accounted for 10% or more of our net revenues. See Note 1 for e-commerce partners that accounted for over 10% of our total accounts receivable.

Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year. The amount of purchase obligations reflects estimated future payments as of March 28, 2025.

(In millions)	March 28, 2025
2026	$316
2027	55
2028	33
2029	25
2030	4
Thereafter	1
Total purchase obligations	$434
Deemed repatriation taxes
Under the Tax Cuts and Jobs Act (H.R.1), we are required to pay a one-time transition tax on untaxed earnings of our foreign subsidiaries through July 2025. The following reflects estimated future payments for deemed repatriation taxes by fiscal year:

(In millions)	March 28, 2025
2026	$139
Total obligations	$139
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
Litigation contingencies
From time to time, we are involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary court of business. We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgements or outcomes from potential claims or proceedings for accrual or disclosure in our Consolidated Financial Statements. A determination of the amount of an accrual required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates and disclosures. We classify our accruals for litigation contingencies in our Consolidated Balance Sheets as part of Other current liabilities or Other long-term liabilities based on when we expect to pay the claim, if at all. If the period of expected payment is within one year, we classify the amount as short-term; otherwise, it is classified as long-term. The exact timing of payment is subject to uncertainty and could change significantly from our estimated payment period.
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
At this time, our current estimate of probable losses from this matter is approximately $598 million, which we have accrued and recorded as part of Other long-term liabilities in the Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
The January 2024 judgment was paid by the Company in November 2024. Additionally, the Company reached an agreement in principle to pay Relator’s counsel $12 million for its attorneys’ fees, which the Company paid in the fourth quarter of fiscal 2025. The Company was dismissed from the case on February 26, 2025, and this matter is now fully resolved.
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
On March 27, 2024, Stichting CUIC – Privacy Foundation for Collective Redress, a Dutch foundation (the Foundation), filed its writ of summons to initiate a collective action. The Foundation has asserted it represents the interests of Avast customers in the Netherlands whose data was provided to Jumpshot and that by doing so Avast violated the requirements of the GDPR and other provisions in Dutch and European Union privacy and consumer law entitling those customers to damages and other compensation, all of which we dispute. No specific amount of damages has been alleged to date. At this stage, the matter remains pending, and we are unable to assess whether any material loss or adverse effect is probable or estimate the range of any potential loss.
On April 18, 2024, we received a letter before action from counsel in the United Kingdom asserting it may bring a representative action on behalf of a class of Avast users in the United Kingdom and Wales for breach of contract and misuse of private information and seeking unspecified damages and a permanent injunction. No lawsuit has been commenced. At this stage, we are unable to assess whether any material loss or adverse effect is probable or estimate the range of any potential loss.
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc.(later restyled as Karwowski v. Gen Digital Inc. et al.), was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. The claims related to Jumpshot, and Jumpshot, Inc. as a defendant, were dismissed on July 9, 2024, as a result of a Motion to Dismiss brought by the Company. The remaining claims were then voluntarily dismissed, with prejudice, by the Plaintiffs. Judgment was entered by the Court on October 23, 2024, as to those claims and on November 22, 2024, Plaintiffs filed a Notice of Appeal regarding the earlier dismissed Jumpshot-related claims and the appeal remains pending. At this stage, we are unable to assess whether any material loss or adverse effect is probable as a result of this action or estimate the range of any potential loss. We dispute these claims and intend to defend ourselves against them vigorously.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA (the “MALKA Acquisition”). Among other claims, the Seller Members allege that they are entitled to payment of $25 million of Class A Common Stock pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and filed counterclaims against the Seller Members, alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. The Company continues to vigorously pursue its remaining counterclaims and defend against the Seller Members’ claims, which the Company believes are meritless. The bench trial of all remaining claims concluded on May 5, 2025, and a decision is currently pending. At this stage, we are assessing the impact of this case on our allocation of the purchase price to the underlying assets acquired and liabilities assumed in the MoneyLion acquisition, and also for future periods if any material loss or adverse effect is probable or estimable.
CFPB Litigation
On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On March 24, 2025, the Court granted in part and denied in part the Company's motion to dismiss, substantially narrowing the case. On April 22, 2025, the CFPB filed a second amended complaint. The Company continues to maintain that the CFPB’s claims are meritless and is vigorously defending against the lawsuit. At this stage, we are assessing the impact of this case on our allocation of the purchase price to the underlying assets acquired and liabilities assumed in the MoneyLion acquisition, and also for future periods if any material loss or adverse effect is probable or estimable.
NYAG Litigation
On April 14, 2025, the Office of the Attorney General of the State of New York filed a civil action in the Supreme Court of the State of New York, County of New York, against MoneyLion Inc. The complaint alleges, among other things, that MoneyLion’s earned wage access product violates New York’s civil and criminal usury laws and asserts claims of fraud, deceptive, and false advertising practices under state law, as well as abusive and deceptive practices under the federal Consumer Financial Protection Act. On April 28, 2025, the Attorney General filed an amended complaint, adding MoneyLion Technologies Inc. and ML Plus LLC as defendants. We believe the Attorney General’s claims are without merit and intend to vigorously defend against the lawsuit. At this stage, we are assessing the impact of this case on our allocation of the purchase price to the underlying assets acquired and liabilities assumed in the MoneyLion acquisition, and also for future periods if any material loss or adverse effect is probable or estimable.
Other
We are involved in a number of other judicial, arbitrable and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.
During fiscal 2025, 2024 and 2023, we incurred $132 million, $418 million and $29 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Consolidated Statements of Operations.

Note 19. Subsequent Events
Acquisition of MoneyLion
On December 10, 2024, we entered into a definitive agreement to acquire MoneyLion Inc. (NYSE: ML). MoneyLion extends our identity solutions into offering comprehensive financial wellness through MoneyLion’s full-featured personal finance platform that includes credit building and financial management services. We completed the acquisition of MoneyLion on April 17, 2025.
Under the terms of the definitive agreement, each share of Class A common stock, par value $0.0001 per share, of MoneyLion, that is issued and outstanding as of immediately prior to the effective time of the acquisition will be automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $82.00, without interest thereon, representing a cash value of approximately $1 billion. In addition, for each share owned, MoneyLion shareholders will receive at closing one contingent value right (CVR) that entitles the holder to a contingent payment of $23.00 in the form of shares of our common stock (issuable based on an assumed share price of $30.48 per Gen share) if our average volume-weighted average share price reaches at least $37.50 per share over 30 consecutive trading days from December 10, 2024 until 24 months after close, representing an aggregate fair value of approximately $73 million.
Upon the closing of the acquisition, we cancelled all in-the money outstanding stock options, whether vested or unvested, and converted into the right to receive (i) an amount in cash, without interest thereon, equal to the product obtained by multiplying (a) the number of in-the-money outstanding stock option immediately prior to the close by (b) the excess, if any, MoneyLion’s closing stock price over the exercise price per share of such in-the-money stock option and (ii) one CVR in respect of each in-the-money stock option immediately prior to the close. Any outstanding stock option with an exercise price greater than or equal to per share price of MoneyLion’s closing stock price was forfeited and canceled for no consideration.
Additionally, all outstanding and unvested restricted stock units (RSUs) and performance share units (PSUs) were assumed and converted into 3,727,957 service-based RSUs of Gen’s common stock. The conversion was calculated by multiplying the total number of unvested RSUs and PSUs by an equity conversion ratio of 3.48. All converted RSUs will vest in accordance with the vesting period set forth in the original award agreement assuming continued service by the recipients through such date. The fair value of these converted restricted stock awards has not yet been finalized.
In connection with our acquisition of MoneyLion, we entered into the Second Amendment to Amended and Restated Credit Agreement (the Second Amendment) with certain financial institutions to fund a portion of the cash consideration paid, in which they agreed to provide to us a $750 million Incremental Term B Facility, which matures on April 16, 2032. See Note 10 for further information about this debt instrument and the related debt covenants.
The close date of the acquisition occurred subsequent to our fiscal quarter end, therefore the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed. We will reflect the initial purchase price allocation within our Form 10-Q for the first quarter of fiscal year 2026. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition close date.
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
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
2.02(§)	Agreement and Plan of Merger, dated as of December 10, 2024, among Gen Digital Inc., Maverick Group Holdings, Inc. and MoneyLion Inc.	8-K	000-17781	2.01	4/17/2025
3.01	Amended and Restated Certificate of Incorporation of Registrant, and all amendments thereto.	10-Q	000-17781	3.01	11/9/2022
3.02	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.01	10/16/2024

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.03	Certificate of Elimination of Series A Junior Preferred Stock.	10-K	000-17781	3.06	5/28/2020
4.01	Description of Securities.					X
4.03	Investment Agreement, dated as of February 3, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	2/9/2016
4.04	First Amendment to Investment Agreement, dated as of March 2, 2016, by and among Registrant and Silver Lake Partners IV Cayman (AIV II), L.P.	8-K	000-17781	10.01	3/7/2016
4.05	Investment Agreement, dated as of June 12, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P. (including the form of Indenture attached as Exhibit A thereto).	8-K	000-17781	2.02	6/14/2016
4.06	Amendment to Investment Agreement, dated as of July 31, 2016, by and among Registrant, Bain Capital Fund XI, L.P., Bain Capital Europe Fund IV, L.P. and Silver Lake Partners IV Cayman (AIV II), L.P.	10-Q	000-17781	2.03	8/5/2016
4.07	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.08	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.09	Third Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and Silver Lake Partners IV Cayman (AIV II), L.P., SLP IV Seal Holdings, L.P. and SLP IV Seal II Holdings, L.P.	8-K	000-17781	10.01	11/12/2019
4.10	Second Amendment to Investment Agreement, dated November 11, 2019, by and between NortonLifeLock Inc. and BC Bear cat SPV, LP, BCIP Venture Associates, BCIP Venture Associates-B, BCIP Associates IV (US), L.P., BCIP Associates IV-B (US), L.P., BCIP T Associates IV (US),	8-K	000-17781	10.02	11/12/2019
4.11	Second Supplemental Indenture, dated as of September 19, 2022, by and among the Company, each of the Guarantors (as defined therein) listed on the signature pages thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.750% Senior Notes due 2027 and form of 7.125% Senior Notes due 2030).	8-K	000-17781	4.01	9/19/2022
4.12	Third Supplemental Indenture, dated as of September 19, 2022, by and among the Company, the Guarantors and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.02	9/19/2022
4.13	Fourth Supplemental Indenture, dated as of February 28, 2025, by and among Gen Digital Inc., as issuer, the guarantors party thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.250% Senior Notes due 2033).	8-K	000-17781	4.01	2/28/2025

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees (form for agreements entered into between January 17, 2006 and March 6, 2016).	8-K	000-17781	10.01	1/23/2006
10.02(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.03(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010
10.04(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.05(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10..06	2/7/2020
10.06(*)	Registrant’s 2013 Equity Incentive Plan, as amended and restated.	DEF 14A	000-17781	Exhibit B	7/26/2024
10.07(*)	Form of Director Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.08(*)	Form of Employee Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.09(*)	Form of Performance Based Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.10(*)	Form of Restricted Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan	10-K	000-17781	10.08	5/25/2023
10.11(*)	Form of Performance Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan	10-K	000-17781	10.08	5/25/2023
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
		8-K	000-17781	10.01	11/4/2019
10.28	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.	8-K	000-17781	10.01	7/8/2020
10.30	First Amendment, effective as of May 7, 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties thereto.	10-K	000-17781	10.31	5/21/2021
10.31	Amended and Restated Commitment Letter, dated September 1, 2021, by and between NortonLifeLock Inc. and the parties thereto	8-K	000-17781	10.02	9/3/2021
10.32	Amended and Restated Interim Facilities Agreement, dated September 1, 2021, by and between NortonLifeLock Inc., the parties specified thereto, as acceding finance partners, BofA Securities, Inc. and Wells Fargo Securities, LLC, as arrangers, and Bank of America, N.A., as issuing bank, interim facility agent and interim security agent	8-K	000-17781	10.01	9/3/2021
10.34++	Restatement Agreement, dated as of September 12, 2022, by and among the Company, the other Loan Parties thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as term loan administrative agent and collateral agent under the Existing Credit Agreement, Wells Fargo Bank, National Association, as revolver administrative agent under the Existing Credit Agreement, and Bank of America, N.A., in its capacity as Successor Administrative Agent.	8-K	000-17781	10.01	9/12/2022
10.35(*)	Avast Limited (formerly Avast plc) 2018 Long Term Incentive Plan	S-8	000-17781	99.01	9/12/2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.38(*)	Agreement, effective as of June 13, 2024 by and between Gen Digital Inc. and Ondrej Vlcek.	10-Q	000-17781	10.05	8/7/2024
10.40	Registrant’s Non-Employee Director Compensation Policy	10-Q	000-17781	10.01	8/5/2022
10.41	Second Amendment to Amended and Restated Credit Agreement, dated as of April 16, 2025, by and among Gen Digital Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, each Second Amendment Incremental Term B Loan Lender.	8-K	000-17781	10.02	4/17/2025
10.42	Contingent Value Rights Agreement, dated as of April 17, 2025, by and among Gen Digital Inc. and Computershare Inc. and Computershare Trust Company, N.A.	8-K	000-17781	10.01	4/17/2025
10.43	MoneyLion Inc. Amended and Restated Omnibus Incentive Plan.	8-K	000-17781	99.01	4/17/2025
10.44	Form of PSU Grant Agreement (Annual) of MoneyLion Inc.	8-K	000-17781	99.02	4/17/2025
19.01	Insider Trading Policy.					X
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.01	Clawback Policy.					X
101.00
The following financial information from Gen Digital Inc.'s Annual Report on Form 10-K for the fiscal year ended March 28, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 15th day of May 2025.

GEN DIGITAL INC.

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer, President and Director (Principal Executive Officer)	May 15, 2025
Vincent Pilette

/s/ Natalie Derse	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 15, 2025
Natalie Derse

/s/ Frank E. Dangeard	Chairman of the Board	May 15, 2025
Frank E. Dangeard

/s/ Sue Barsamian	Director	May 15, 2025
Sue Barsamian

/s/ Pavel Baudis	Director	May 15, 2025
Pavel Baudis

/s/ Eric K. Brandt	Director	May 15, 2025
Eric K. Brandt

/s/ Nora Denzel	Director	May 15, 2025
Nora Denzel

/s/ Peter A. Feld	Director	May 15, 2025
Peter A. Feld

/s/ Emily Heath	Director	May 15, 2025
Emily Heath

/s/ Sherrese M. Smith	Director	May 15, 2025
Sherrese M. Smith

/s/ Ondrej Vlcek	Director	May 15, 2025
Ondrej Vlcek