Form 10-Q
period 2025-07-04
Gen Digital Inc.
filed 2025-08-13
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2025
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
Not applicable
  ________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol(s)	Name of each exchange on which registered
Common Stock,	par value $0.01 per share	GEN	The Nasdaq Stock Market LLC
Contingent Value Rights		GENVR	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of August 8, 2025 was 615,869,113 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended July 4, 2025
“Gen,” “we,” “us,” “our,” and “the Company” refer to Gen Digital Inc. and all of its subsidiaries. Gen, Norton, Avast, LifeLock, MoneyLion, Avira, AVG, Reputation Defender, CCleaner and all related trademarks, service marks and trade names are trademarks or registered trademarks of Gen or other respective owners that have granted Gen the right to use such marks. Other names may be trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	July 4, 2025	March 28, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$828	$1,006
Accounts receivable, net, including amounts held by a VIE of $93 million as of July 4, 2025	314	171
Other current assets	249	245
Assets held for sale	37	22
Total current assets	1,428	1,444
Property and equipment, net	64	60
Intangible assets, net	2,499	2,267
Goodwill	10,817	10,237
Deferred income tax assets	1,253	1,218
Other long-term assets	299	269
Total assets	$16,360	$15,495
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90	$94
Accrued compensation and benefits	85	105
Current portion of long-term debt, including amounts held by a VIE of $49 million as of July 4, 2025	288	291
Contract liabilities	1,783	1,846
Other current liabilities	612	515
Total current liabilities	2,858	2,851
Long-term debt	8,575	7,968
Long-term contract liabilities	90	77
Deferred income tax liabilities	234	222
Long-term income taxes payable	1,509	1,420
Other long-term liabilities	729	688
Total liabilities	13,995	13,226
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 616 and 617 shares issued and outstanding as of July 4, 2025 and March 28, 2025, respectively	2,179	2,066
Accumulated other comprehensive income (loss)	26	(33)
Retained earnings (accumulated deficit)	160	236
Total stockholders’ equity (deficit)	2,365	2,269
Total liabilities and stockholders’ equity (deficit)	$16,360	$15,495
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	July 4, 2025	June 28, 2024
Net revenues	$1,257	$965
Cost of revenues	267	190
Gross profit	990	775
Operating expenses:
Sales and marketing	297	183
Research and development	109	81
General and administrative	74	52
Amortization of intangible assets	54	43
Restructuring and other costs	10	(1)
Total operating expenses	544	358
Operating income (loss)	446	417
Interest expense	(156)	(153)
Other income (expense), net	10	12
Income (loss) before income taxes	300	276
Income tax expense (benefit)	165	95
Net income (loss)	$135	$181

Net income (loss) per share - basic	$0.22	$0.29
Net income (loss) per share - diluted	$0.22	$0.29

Weighted-average shares outstanding:
Basic	617	621
Diluted	624	627
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	July 4, 2025	June 28, 2024
Net income (loss)	$135	$181
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	59	(5)
Other comprehensive income (loss), net of taxes	59	(5)
Comprehensive income (loss)	$194	$176
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended July 4, 2025	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 28, 2025	617	$2,066	$(33)	$236	$2,269
Net income (loss)	—	—	—	135	135
Other comprehensive income (loss), net of taxes	—	—	59	—	59
Common stock issued under employee stock incentive plans	6	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(2)	(44)	—	—	(44)
Repurchases of common stock (1)	(5)	—	—	(134)	(134)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(3)	—	(77)	(80)
Stock-based compensation	—	66	—	—	66
Fair value of replacement awards issued in connection with business acquisitions	—	21	—	—	21
Fair value of CVR issued in connection with business acquisitions	—	73	—	—	73
Balance as of July 4, 2025	616	$2,179	$26	$160	$2,365

Three months ended June 28, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 29, 2024	623	$2,227	$11	$(98)	$2,140
Net income (loss)	—	—	—	181	181
Other comprehensive income (loss), net of taxes	—	—	(5)	—	(5)
Common stock issued under employee stock incentive plans	4	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(1)	(24)	—	—	(24)
Repurchases of common stock(1)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(1)	—	(78)	(79)
Stock-based compensation	—	31	—	—	31
Balance as of June 28, 2024	615	$1,959	$6	$5	$1,970

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	July 4, 2025	June 28, 2024
OPERATING ACTIVITIES:
Net income (loss)	$135	$181
Adjustments:
Amortization and depreciation	123	106
Stock-based compensation expense	66	31
Loss on sale of Instacash Advances	36	—
Deferred income taxes	11	(10)
Loss on sale of property	1	—
Non-cash operating lease expense	4	3
Other	96	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	10	9
Accounts payable	(48)	17
Accrued compensation and benefits	(21)	(21)
Contract liabilities	(69)	(56)
Income taxes payable	61	81
Instacash Advances held for sale, net	(47)	—
Other assets	58	17
Other liabilities	(7)	(92)
Net cash provided by (used in) operating activities	409	264
INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(2)
Payments for acquisitions, net of cash acquired	(876)	—
Proceeds from the sale of property	9	—
Other	(2)	—
Net cash provided by (used in) investing activities	(873)	(2)
FINANCING ACTIVITIES:
Repayments of debt	(191)	(88)
Proceeds from issuance of debt, net of issuance costs of $9 million	741	—
Tax payments related to vesting of stock units	(44)	(24)
Dividends and dividend equivalents paid	(82)	(82)
Repurchases of common stock	(134)	(272)
Net cash provided by (used in) financing activities	290	(466)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(4)	2
Change in cash, cash equivalents and restricted cash	(178)	(202)
Beginning cash, cash equivalents and restricted cash	1,006	846
Ending cash, cash equivalents and restricted cash	$828	$644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Significant Accounting Policies
Business
Gen Digital Inc. is a global company powering Digital Freedom through its family of consumer brands including Norton, Avast, LifeLock, MoneyLion, and more. Our portfolio spans Cyber Safety Platform and Trust-Based Solutions, delivering services that enable people to grow, manage, and protect their digital and financial lives. From cybersecurity and online privacy to identity protection and financial empowerment, our products and services are designed to meet the real-world needs of today’s digital generation.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include the accounts of Gen Digital, Inc., its wholly-owned subsidiaries, and consolidated variable interest entity (VIE) for which we are the primary beneficiary. These statements contain all necessary adjustments, consisting solely of normal recurring items, unless otherwise noted, to fairly present our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. The results of operations for the three months ended July 4, 2025 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three month periods in this report relate to fiscal periods ended July 4, 2025 and June 28, 2024. The three months ended July 4, 2025 consisted of 14 weeks, whereas the three months ended June 28, 2024 consisted of 13 weeks. Our 2026 fiscal year consists of 53 weeks and ends on April 3, 2026.
Use of estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and accompanying Notes. Such estimates include, but are not limited to, valuation of business combinations including acquired intangible assets and goodwill, loss contingencies, provision for credit losses, valuation of our contingent value rights (CVRs), the recognition and measurement of current and deferred income taxes, including assessment of unrecognized tax benefits, and valuation of assets and liabilities. On an ongoing basis, management determines these estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable. Third-party valuation specialists are also utilized for certain estimates. Actual results could differ from such estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment as a result of macroeconomic factors such as inflation, fluctuations in foreign currency exchange rates relative to the U.S. dollar, our reporting currency, changes in interest rates, ongoing and new geopolitical conflicts, and such differences may be material to the Condensed Consolidated Financial Statements.
Significant accounting policies
Significant accounting policies assumed and adopted as a result of our acquisition of MoneyLion.
Variable Interest Entity
A portion of our originated receivables is financed through a special purpose vehicle arrangement with a third-party lender (SPV Credit Facility). In this arrangement, we sell certain loans and receivables to a wholly owned, bankruptcy-remote special purpose subsidiary (SPV Borrower), which in turn pledges these receivables and related cash flows as collateral to support the financing of additional receivables. The underlying loan and receivables are originated and serviced by other wholly-owned subsidiaries. The SPV Borrower is required to maintain pledged collateral consisting of cash and loan balances and receivables, in an amount equal to or exceeding the aggregate principal amounts of the loans financed under the respective SPV Credit Facility. The aggregate principal amount outstanding is $49 million as of July 4, 2025.
We are required to evaluate the SPV Borrower for consolidation, which we have concluded is a VIE. We have the power to direct the activities of the SPV Borrower that most significantly affect its economic performance, primarily through our wholly owned subsidiaries that act as originators and servicers. Additionally, we are exposed to potentially significant risks and rewards of the SPV Borrower, including the obligation to absorb losses on the pledged collateral that exceed the principal amount of the receivables, and the right to receive residual cash flows after repayment of all obligations under the SPV Credit Facility. Based on these factors, we have determined that we are the primary beneficiary of the SPV Borrower and therefore consolidate it as an indirect wholly owned VIE in our Condensed Consolidated Financial Statements. For more information, see Note 10 for discussion of the ROAR 2 SPV Credit Facility.

Revenue Recognition
We adopted additional revenue recognition policies for Trust-Based Solutions that differ from our prior subscription-based software revenue model. Refer to our revenue recognition policy in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. Specifically, MoneyLion recognizes revenue from stand-ready referral arrangements based on variable transaction prices within the period in which services are provided, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Additionally, revenue from transactional services is recognized as the services are performed.
Net Interest Income on Notes Receivables
Net interest income on notes receivables is generated by interest earned on our Credit Builder Loan product, which are classified as notes receivables within accounts receivable, net on the Condensed Consolidated Balance Sheet.
Interest income and the related accrued interest receivables on notes receivables are accrued based upon the daily principal amount outstanding except for loans that are on nonaccrual status. We recognize interest income using the effective interest method. Our policy is to suspend recognition of interest income on notes receivables and place the loan on nonaccrual status when the account is 60 days or more past due on a contractual basis or when, in our estimation, the collectability of the account is uncertain and has not yet been charged-off.
Allowance for Losses
We maintain an allowance for credit losses on trade receivables, notes receivables and related accrued interest, and retained Instacash Advances to cover current expected credit losses as of the balance sheet date. The allowance is recorded through a provision for credit losses, and subsequent charge-offs, net of recoveries, are applied directly against this allowance. The allowance is based on management’s assessment of several factors, but given the short-term nature of our receivables, primarily recent trends in delinquency and charge-offs.
Our policy is to charge-off notes receivables, related accrued interest, and certain trade receivables, net of expected recoveries, in the month an account becomes 90 days contractually past due. If an account is deemed to be uncollectible prior to this date, we will charge-off the receivable in the month it is determined to be uncollectible. We determine the past due status using the contractual payment terms (credit quality indicator).
Sale of Instacash Advances
Sales of Instacash Advances (the amount advanced to the customer) are accounted for as a sale when we determine that the Instacash Advances meet all the necessary criteria, including legal isolation for transferred assets, lack of constraint on the transferee to pledge or exchange the transferred assets for their benefit and the transfer of control. As a result, we no longer record these Instacash Advances in our Condensed Consolidated Financial Statements. We have also concluded that our continuing involvement in the sales arrangement does not affect this determination. We retain the servicing rights for the Instacash Advances sold and receive a market-based service fee for servicing the assets sold.
Instacash Advances held for sale are recorded at the lower of cost or fair value. If fair value is lower than cost, the difference between cost and fair value is recorded as a component of loss on sale within our sales and marketing expense in the Condensed Consolidated Statement of Operations. If we no longer have the intent to sell Instacash Advances held for sale, they are reclassified to Accounts Receivables, net.
Contingent Value Rights
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. The currently outstanding CVRs issued as part of the MoneyLion acquisition consideration are classified as equity under these conditions.
Government Regulation
We are subject to various state and federal laws and regulations in each of the states in which we operate, which are subject to change and may impose significant costs or limitations on the way we conduct or expand our business. Our consumer loans are originated under individual state laws, which may carry different rate and rate limits, and have varying terms and conditions depending upon the state in which they are offered. We are also subject to state licensing requirements of each individual U.S. state in which we operate, including with respect to certain consumer lending, life insurance and mortgage products and services that we offer directly or to which we connect consumers through third parties. Other governmental regulations include, but are not limited to, imposed limits on certain charges, insurance products and required licensing and qualifications.
Restricted Cash
Restricted cash consists of cash required to be held in reserve by our vendors to support loan and Instacash Advance processing and funding activities, as well as cash held within our VIE. All cash accounts are held in federally insured institutions, which may at times exceed federally insured limits.

With the exception of those discussed in Note 2 and new significant accounting policies as a result of our acquisition of MoneyLion, there have been no material changes to our significant accounting policies as of and for the three months ended July 4, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025.
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
There have been no other material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025.
Although there are several other new accounting pronouncements issued or proposed by the FASB that we have adopted or will adopt, as applicable, we do not believe any of these accounting pronouncements have had, or will have, a material impact on our Condensed Consolidated Financial Statements and disclosures.
Note 3. Sale of Instacash Advances
Instacash Advance Product Overview
Instacash Advances are our non-recourse earned wage access (EWA) product that provides customers with early access to their anticipated income deposits. Customers who link a RoarMoney or external bank account can access Instacash Advances at any time during a regular deposit period, up to an approved limit. This product gives customers financial flexibility to address short-term cash needs.
Instacash Advance eligibility is based on verification of the customer’s identity, the linked bank account and identification of recurring income deposits. Repayments are made via pre-authorized bank debits, which customers may cancel without penalty, modify, defer, or reschedule within allowable limits. Customers must be current on Instacash Advance repayments in order to access new ones. Instacash Advances do not bear interest or mandatory fees. There are no fees for standard fund delivery, although expedited delivery is available for an optional fee (Turbo Fee). Customers may also leave an optional tip (Tip) for use of the service.
Accounting for Instacash Advances
Instacash Advances are not loans. The customer has no contractual obligation to repay an Instacash Advance although the customer must be current on Instacash Advance repayments to request another Instacash Advance. At the point of Instacash Advance origination, the customer requests an available Instacash Advance amount, decides whether to incur an optional Turbo Fee and leave a Tip, confirms the scheduled repayment date and authorizes automatic debit repayment. In the absence of directly applicable authoritative guidance, although Instacash Advances do not meet the U.S. GAAP definition of financial assets, we believe that financial asset accounting is the most relevant for financial reporting purposes, as there is a history of customers repaying the amount advanced.
We originate Instacash Advances with an intent to immediately sell, and sales of Instacash Advances are accounted for as sales under ASC 860, Transfers and Servicing (ASC 860), when all required conditions are met, including legal isolation of the transferred assets, no constraints on the transferee’s ability to pledge or exchange the assets, and no effective control over the assets.
Instacash Advances are sold pursuant to a Master Receivables Purchase Agreement (the Purchase Agreement) with Sound Point Capital Management LP (Sound Point). The Purchase Agreement allows the purchasers to acquire, on a committed basis and subject to certain conditions and concentration limits, a majority of our eligible Instacash Advances, up to an aggregate facility limit of $175 million at any given time. The Purchase Agreement has an initial two-year term beginning on June 30, 2024, with a one-year extension option upon mutual agreement. During the three months ended July 4, 2025, we sold $823 million of Instacash Advances under the Purchase Agreement and had $8 million of unused capacity as of July 4, 2025. Optional Turbo Fees and Tips associated with Instacash Advances are excluded from the sale and are not transferred under the Purchase Agreement.
Each Instacash Advance portfolio is initially priced at a fixed discount based on historical portfolio performance and loss rates. Future purchase prices are subject to adjustment based on the updated portfolio performance and changes to the applicable discount rate.

Consistent with ASC 860, Instacash Advances sold under the Purchase Agreement are removed from our balance sheet. We retain the associated servicing rights and earn a market-based servicing fee. Turbo Fees and Tips associated with Instacash Advances are not transferred under the Purchase Agreement. Turbo Fees and Tips are recognized as performance is completed.
Instacash Advances that have been originated and are pending sale under the Purchase Agreement are classified as held for sale and are measured at the lower of cost or fair value. During the three months ended July 4, 2025, we recognized $36 million in loss on the mark-to-market and sale of Instacash Advances, which is recorded in sales and marketing within the Condensed Consolidated Statement of Operations. If an Instacash Advance does not qualify for sale pursuant to the Purchase Agreement or if the intent to sell ceases, the Instacash Advance is reclassified to Accounts receivable, net, and carried at net realizable value.
In connection with the Purchase Agreement, MoneyLion Technologies Inc. (the Servicer), a wholly owned subsidiary of ours, entered into a Servicing Agreement with Sound Point and the purchasers party thereto. Under this agreement, we are responsible for servicing the sold receivables, including collections, remittances, and reporting. We earn a fixed percentage of net collections as a servicing fee, which is recognized as income when collections are received. As of July 4, 2025, we were responsible for servicing $194 million of Instacash Advances sold under the Purchase Agreement. For the three months ended July 4, 2025, the Company recognized $12 million in servicing income, recorded in Net revenues within the Condensed Consolidated Statement of Operations. As of July 4, 2025, we have $35 million payable to Sound Point relating to the servicing activity which will be settled using restricted cash and receivables from payment processors recorded in Other current assets.
Refer to Note 7 for a disaggregated breakdown of Instacash Advances, Turbo Fees and Tips, which are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Note 4. Business Combinations
Acquisition of MoneyLion
On December 10, 2024, we entered into a definitive agreement to acquire MoneyLion. We completed the acquisition of MoneyLion on April 17, 2025. MoneyLion extends our identity solutions into offering comprehensive financial wellness through MoneyLion’s full-featured personal finance platform that includes credit building and financial management services.
Under the terms of the definitive agreement, each share of Class A common stock, par value $0.0001 per share, of MoneyLion, that is issued and outstanding as of immediately prior to the effective time of the acquisition was automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $82.00, without interest thereon. Additionally, we cancelled all in-the money outstanding stock options, whether vested or unvested, and converted into the right to receive (i) an amount in cash, without interest thereon, equal to the product obtained by multiplying (a) the number of in-the-money outstanding stock option immediately prior to the close by (b) the excess, if any, of MoneyLion’s closing stock price over the exercise price per share of such in-the-money stock option and (ii) one CVR in respect of each in-the-money stock option immediately prior to the close. Any outstanding stock option with an exercise price greater than or equal to MoneyLion’s closing stock price per share was forfeited and canceled for no consideration. We paid cash consideration of approximately $935 million for 100% of MoneyLion’s issued and outstanding common stock and in-the-money outstanding stock options.
In addition, for each share owned, MoneyLion shareholders received at closing one CVR that entitles the holder to a contingent payment of $23.00 in the form of shares of our common stock (issuable based on an assumed share price of $30.48 per Gen share) if our average volume-weighted average share price reaches at least $37.50 per share over 30 consecutive trading days from December 10, 2024 until 24 months after close. As of the close of the acquisition, we issued 12 million CVRs representing a fair value of approximately $73 million. Refer to Note 14 for further discussion on the CVRs.
Additionally, all outstanding and unvested restricted stock units (RSUs) and performance share units (PSUs) were assumed and converted into 4 million service-based RSUs of Gen’s common stock. The conversion was calculated by multiplying the total number of unvested RSUs and PSUs by an equity conversion ratio of 3.48. All converted RSUs will vest in accordance with the vesting period set forth in the original award agreement assuming continued service by the recipients through such date. The total fair value of these converted restricted stock awards was approximately $92 million, which $21 million was for pre-combination services and therefore represents purchase consideration and $71 million will be recognized as stock-compensation expense over the requisite service period.

Consideration transferred
The total preliminary consideration for the acquisition of MoneyLion was approximately $970 million, net of cash acquired, and consisted of the following:

(In millions)	April 17, 2025
Cash consideration for outstanding MoneyLion common shares	$935
Fair value of assumed and converted equity awards	21
Fair value of CVRs	73
Total consideration	1,029
Less cash acquired	59
Net consideration transferred	$970
Fair value of assets acquired and liabilities assumed
We accounted for the acquisition of MoneyLion as a business combination. The identifiable assets acquired, and liabilities assumed of MoneyLion were recorded at their estimated fair values as of the acquisition date. The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed, especially with respect to intangible assets. Third-party valuation specialists were also utilized for certain estimates.
Our preliminary allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, is as follows:

(In millions)	April 17, 2025
Assets:
Accounts receivable (1)	$155
Other current assets	51
Assets held for sale	14
Property and equipment	2
Operating lease assets	14
Intangible assets	347
Goodwill	527
Other long-term assets	42
Total assets acquired	1,152
Liabilities:
Accounts payable	41
Current liabilities	97
Contract liabilities	6
Operating lease liabilities	14
Other long-term obligations	24
Total liabilities assumed	182
Total purchase price	$970

(1)    Gross accounts receivable at acquisition date and the amount of receivables expected to be collected are materially the same.
The allocation of the purchase price is based upon a preliminary valuation, as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized include intangible assets, deferred revenue, certain tax and litigation matters.
The preliminary goodwill of $527 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the acquisition, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our Trust-Based Solutions Segment. The goodwill recognized is not expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.
Preliminary identified intangible assets and their respective useful lives, as of April 17, 2025, are as follows:

(In millions, except for useful lives)	Fair Value	Weighted-Average Estimated Useful Life (Years)
Customer and partner relationships (1)	$102	3
Developed technology (2)	161	5
Finite-lived trade names and other (3)	84	8
Total identified intangible assets	$347

(1)    Customer and partner relationships include marketplace partner relationships, banking partner relationships, and customer relationships of $42 million, $4 million, and $56 million, respectively. Marketplace partner relationships were valued using the multi-period excess earnings method (MPEEM), which is a form of the income approach, which considers significant assumptions like discount rate, long-term growth rate, and attrition factor. Banking partner relationships and customer relationships were valued using the replacement cost approach. The replacement cost approach is a valuation method that relies on estimating the replacement costs of assets based on the cost that a market participant would incur to generate the acquired portfolio of relationships.
(2)    Developed technology was valued using the Relief-from-Royalty method, which is a form of the income approach, which considers significant assumptions like long-term growth rates, royalty rates, discount rates, and obsolescence rates.
(3)    Finite-lived trade names and other include content library and the MoneyLion trade name intangibles of $14 million and $70 million, respectively. Content library was valued using the replacement cost approach, which relies on estimating the replacement cost of the asset based on the cost of a market participant would incur to reconstruct a substitute asset of comparable utility. The MoneyLion trade name was valued using the Relief-from-Royalty method, which considers significant assumptions like long-term growth rates, royalty rates, discount rates, and probability of use.
Financing
In connection with our acquisition of MoneyLion, we entered into the Second Amendment to Amended and Restated Credit Agreement (the Second Amendment) with certain financial institutions to fund a portion of the cash consideration paid, in which they agreed to provide to us a $750 million Incremental Term B Facility, which matures on April 16, 2032. We incurred $9 million of debt issuance costs associated with the Incremental Term B Facility, which was capitalized and included in long-term debt in our Condensed Consolidated Balance Sheets. See Note 10 for further information about this debt instrument and the related debt covenants.
Impact on operating results
Our results of operations for the three months ended July 4, 2025 include $168 million of net revenues and $35 million of after-tax earnings attributable to MoneyLion beginning April 17, 2025. Additionally, we recognized transaction and integration costs of $4 million for the three months ended July 4, 2025. These costs were primarily associated with legal and professional services, which were expensed as incurred and included in general and administrative expenses in our Condensed Consolidated Statement of Operations.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three months ended July 4, 2025 and June 28, 2024, as if the acquisition had been completed on March 30, 2024, the first day of fiscal 2025. The results below include the impact of nonrecurring proforma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, stock-based compensation related to awards issued in conjunction with the acquisition, acquisition-related transaction costs, and the income tax effect of other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Net revenues	$1,289	$1,086
Net income (loss)	$141	$162

Note 5. Revenues
Disaggregation of revenues
The following table summarizes the components of our net revenues:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Subscription and service revenue	$1,253	$965
Net interest income on notes receivable	4	—
Net revenues	$1,257	$965
Contract liabilities
During the three months ended July 4, 2025, we recognized $800 million from the contract liabilities balances as of March 28, 2025. During the three months ended June 28, 2024, we recognized $722 million from the contract liabilities balances as of March 29, 2024.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and, when applicable, amounts that will be billed and recognized as revenue in future periods. As of July 4, 2025, we had $1,303 million of remaining performance obligations, excluding customer deposit liabilities of $570 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
See Note 17 for tabular disclosures of disaggregated revenue by reportable segment and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
Subsequent to the completion of our acquisition of MoneyLion on April 17, 2025, our portfolio now spans two reportable segments, Cyber Safety Platform and Trust-Based Solutions. See Note 17 for additional information on our reportable segments and Note 4 for additional information on our acquisition of MoneyLion.
We perform an impairment assessment of goodwill at the reporting unit level at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. As a result of the change in reportable segments, our reporting units also changed. We used the relative fair value method to allocate goodwill to the associated reporting units. In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended July 4, 2025, we tested goodwill for impairment immediately before and after the change. As a result of these analyses, we determined that goodwill was not impaired before or after the change.
To determine the fair value of a reporting unit, we utilized a combination of the income and market approaches, applying equal weighting to both. The income approach is estimated through discounted cash flow analysis, which requires us to use significant estimates and assumptions, including long-term growth rates, discount rates, and other inputs. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which is based on various market-based valuation multiples.
The changes in the carrying amount of goodwill allocated to our reportable segments are as follows:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Total
Balance as of March 28, 2025	$7,371	$2,866	$10,237
Acquisitions	—	527	527
Translation adjustments	38	15	53
Balance as of July 4, 2025	$7,409	$3,408	$10,817

Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	July 4, 2025			March 28, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,265	$(492)	$773	$1,159	$(442)	$717
Developed technology	1,497	(661)	836	1,332	(595)	737
Other	182	(31)	151	98	(24)	74
Total finite-lived intangible assets	2,944	(1,184)	1,760	2,589	(1,061)	1,528
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,683	$(1,184)	$2,499	$3,328	$(1,061)	$2,267
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	July 4, 2025	June 28, 2024
Customer relationships and other	$54	$43	Operating expenses
Developed technology	65	57	Cost of revenues
Total	$119	$100
As of July 4, 2025, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2026	$363
2027	473
2028	469
2029	290
2030	113
Thereafter	52
Total	$1,760

Note 7. Supplementary Information
Cash, cash equivalents and restricted cash:

(In millions)	July 4, 2025	March 28, 2025
Cash	$377	$462
Cash equivalents	443	544
Restricted cash	8	—
Total cash, cash equivalents and restricted cash	$828	$1,006
Accounts receivable, net:

(In millions)	July 4, 2025	March 28, 2025
Trade receivable	$194	$173
Notes receivable	108	—
Instacash Advances	1	—
Turbo Fees and Tips	16	—
Allowance for doubtful accounts	(5)	(2)
Total accounts receivable, net	$314	$171
Assets held for sale:

(In millions)	July 4, 2025	March 28, 2025
Properties held for sale	$11	$22
Instacash Advances held for sale	26	—
Total assets held for sale	$37	$22
Properties held for sale
As of July 4, 2025, one property remains classified as held for sale. This property, consisting of land and buildings in Dublin, Ireland, was reclassified during fiscal 2023, and is currently carried at the lower of its carrying value or fair value less costs to sell of approximately $11 million. During the three months ended July 4, 2025 and three months ended June 28, 2024, there were no impairments on our held for sale properties.
Instacash Advances held for sale
Instacash Advances held for sale as of July 4, 2025, represent Instacash Advances that we originated and are pending sale under the Purchase Agreement. Refer to Note 3 for additional information regarding the sale of our Instacash Advances.
Short-term contract liabilities:

(In millions)	July 4, 2025	March 28, 2025
Deferred revenue	$1,213	$1,189
Customer deposit liabilities	570	657
Total short-term contract liabilities	$1,783	$1,846
Supplemental cash flow information:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Income taxes paid (received), net of refunds	$(6)	$7
Interest expense paid	$183	$191
Cash paid for amounts included in the measurement of operating lease liabilities	$6	$5
Originations of certain Instacash Advances held for sale	$(835)	$—
Proceeds from the sale of certain Instacash Advances	$788	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$17	$—
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(4)	$(7)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$3	$—
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

	July 4, 2025			March 28, 2025
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$443	$443	$—	$544	$544	$—
Interest rate swaps	3	—	3	3	—	3
Total assets	$446	$443	$3	$547	$544	$3
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of July 4, 2025 and March 28, 2025, the carrying value of our non-marketable equity investments was $109 million and is included in Other long-term assets on our Condensed Balance Sheets.
Current and long-term debt
As of July 4, 2025 and March 28, 2025, the total fair value of our current and long-term fixed rate debt was $2,536 million and $2,475 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Operating lease costs	$5	$3
Short-term lease costs	1	1
Variable lease costs	1	—
Total lease costs	$7	$4
Other information related to our operating leases was as follows:

	July 4, 2025	March 28, 2025
Weighted-average remaining lease term	4.6 years	4.7 years
Weighted-average discount rate	6.17%	5.71%
See Note 7 for cash flow information related to our operating leases.

As of July 4, 2025, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2026	$12
2027	22
2028	15
2029	13
2030	11
Thereafter	8
Total lease payments	81
Less: Imputed interest	(11)
Present value of lease liabilities	$70
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	July 4, 2025	March 28, 2025	Effective Interest Rate
12.50% ROAR 2 SPV Credit Facility due December 2025	$49	$—	12.50%
Term A Facility due September 12, 2027	3,346	3,519	SOFR + %
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,368	2,386	SOFR + %
7.125% Senior Notes due September 30, 2030	600	600	7.13%
Incremental Term B Facility due April 16, 2032	750	—	SOFR + %
6.25% Senior Notes due April 1, 2033	950	950	6.25%
Total principal amount	8,963	8,355
Less: unamortized discount and issuance costs	(100)	(96)
Total debt	8,863	8,259
Less: current portion	(288)	(291)
Total long-term debt	$8,575	$7,968
As of July 4, 2025, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2026	$229
2027	240
2028	3,949
2029	44
2030	2,237
Thereafter	2,264
Total future maturities of debt	$8,963
Other Debt
In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned VIE of MoneyLion Inc. (the ROAR 2 SPV Borrower), entered into a $125 million credit agreement, which was subsequently reduced to $75 million (the ROAR 2 SPV Credit Facility), with a lender for the funding of notes receivables, which secure the ROAR 2 SPV Credit Facility. The ROAR 2 SPV Credit Facility allows for increases in maximum borrowings under the agreement of up to $300 million, bears interest at a rate of 12.5% and matures on December 21, 2025, unless it is extended to December 21, 2026.
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
Under the terms of the ROAR 2 SPV Credit Facility, the ROAR 2 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 2 SPV Borrower. Assets held by the ROAR 2 SPV Borrower include $93 million of accounts receivable, net in our Condensed Consolidated Balance Sheets.
As of July 4, 2025, we were in compliance with all financial debt covenants.
Note 11. Derivatives
Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flow associated with changes in foreign currency exchange rates and interest rates. These hedging contracts reduce, but do not entirely eliminate the impact of adverse foreign exchange rates and interest rate movements. We do not use our derivative instruments for speculative trading purposes. By using derivative financial instruments to hedge exposures to changes in foreign exchange and interest rates, we are exposed to credit risk; however, we mitigate this risk by entering into hedging instruments with highly rated institutions that can be expected to fully perform under the terms of the applicable contracts.
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
Summary of derivative instruments
The following table summarizes our outstanding derivative instruments as of July 4, 2025 and March 28, 2025:

	Notional Amount		Fair Value of Derivative Assets		Fair Value of Derivative Liabilities
(In millions)	July 4, 2025	March 28, 2025	July 4, 2025	March 28, 2025	July 4, 2025	March 28, 2025
Foreign exchange contracts not designated as hedging instrument (1)	$238	$230	$—	$—	$—	$—
Interest rate swap contracts designated as cash flow hedge	1,000	1,000	3	3	—	—
Total	$1,238	$1,230	$3	$3	$—	$—

(1)    The fair values of the foreign exchange contracts are less than $1 million as of July 4, 2025 and March 28, 2025.
The following table summarizes the effect of our cash flow hedges on AOCI during the periods indicated:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Interest rate swap contracts designated as cash flow hedge	$(2)	$(4)

The related gain (loss) recognized in our Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	July 4, 2025	June 28, 2024
Foreign exchange contracts not designated as hedging instrument	$9	$(3)	Other income (expense), net
Interest rate swap contracts designated as cash flow hedge	2	4	Interest expense
Total	$11	$1
As of July 4, 2025, we estimate that $3 million of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan included the reduction of our workforce, contract terminations, facilities closures, the sale of underutilized facilities, and stock-based compensation charges for accelerated equity awards to certain terminated employees. As of July 4, 2025, we have incurred cumulative costs of $138 million related to the September 2022 Plan. The majority of actions under the plan were completed by March 28, 2025, and thus the remaining activity and accrual balance are immaterial and we anticipate incurring only immaterial additional expenses during fiscal year 2026 as the plan winds down.
April 2025 Plan
In connection with our acquisition of MoneyLion, our Board of Directors approved a restructuring plan (the April 2025 Plan). Actions under this plan include the reduction of our workforce, contract terminations, facilities consolidation, asset write-offs and other restructuring costs. The total estimated cost of the plan is approximately $30 million, of which $4 million has been incurred to date under the April 2025 Plan. As of July 4, 2025, we had a restructuring liability of $4 million related to the April 2025 Plan.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	July 4, 2025	June 28, 2024
Income (loss) before income taxes	$300	$276
Income tax expense (benefit)	$165	$95
Effective tax rate	55%	34%
Our effective tax rate for the three months ended July 4, 2025 and three months ended June 28, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, and the U.S. taxation on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to Gen beginning in FY26. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. As the Act was signed into law on the last day of our first quarter, the impacts are included in our operating results for the three months ended July 4, 2025. Based on our preliminary assessment, the Act is not expected to have a material impact on the Company’s effective tax rate.
Note 14. Stockholders' Equity
Dividends
On August 7, 2025, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2025. All shares of common stock issued and outstanding and all RSUs and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast and the 4 million assumed RSUs under the MoneyLion Plan will not be entitled to dividend equivalent rights (DERs). See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.

Contingent value rights
In connection with the acquisition of MoneyLion, we issued 12 million equity-classified CVRs to MoneyLion shareholders. The CVRs entitle holders to receive a contingent payment of $23.00 per CVR, payable in shares of Gen’s common stock, if our average volume-weighted average share price equals or exceeds $37.50 over any 30 consecutive trading days from December 10, 2024 until 24 months after close. The CVRs were recorded as a component of additional paid-in capital at a fair value of approximately $73 million as of the acquisition date, based on a Monte-Carlo simulation valuation model. As of July 4, 2025, there were 12 million CVRs outstanding, subject to the achievement of specified stock price conditions. Refer to Note 4 for additional information regarding the CVRs and our acquisition of MoneyLion.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of July 4, 2025, we had $2,594 million remaining under the authorization to be completed in future periods.
The following table summarizes activity related to our stock repurchase program during three months ended July 4, 2025 and June 28, 2024:

	Three Months Ended
(In millions, except per share amounts)	July 4, 2025	June 28, 2024
Number of shares repurchased	5	11
Average price per share	$27.86	$24.65
Aggregate purchase price	$134	$272
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 28, 2025	$(36)	$3	$(33)
Other comprehensive income (loss), net of taxes	59	—	59
Balance as of July 4, 2025	$23	$3	$26
Note 15. Stock-Based Compensation
MoneyLion equity awards
In connection with our acquisition of MoneyLion, all the outstanding RSUs and certain PSUs of the MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (the MoneyLion Plan) were assumed and converted into 4 million unvested RSUs. The assumed and converted awards generally retain the terms and conditions under which they were originally granted. Upon vesting, the assumed and converted RSUs and any additional shares granted will settle into shares of our common stock.
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Cost of revenues	$2	$1
Sales and marketing	24	9
Research and development	14	9
General and administrative	26	12
Total stock-based compensation expense	$66	$31
Income tax benefit for stock-based compensation expense	$(9)	$(4)
As of July 4, 2025, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $432 million, which will be recognized over an estimated weighted-average amortization period of 2.13 years.
Note 16. Net Income (Loss) Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of employee equity awards. The 12 million CVRs are excluded from the diluted net income per share calculation as the contingent conditions for issuance of common shares have not yet been met within the period.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	July 4, 2025	June 28, 2024
Net income (loss)	$135	$181

Net income (loss) per share - basic	$0.22	$0.29
Net income (loss) per share - diluted	$0.22	$0.29

Weighted-average shares outstanding - basic	617	621
Dilutive potentially issuable shares:
Employee equity awards	7	6
Weighted-average shares outstanding - diluted	624	627

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	3	3
Note 17. Segment and Geographic Information
Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer, who manages and reviews financial information presented on an operating segment basis for the purpose of making decisions and assessing financial performance. The CODM assesses operating performance of each segment based on regularly provided segment revenue, segment operating income (loss) and margin, by comparing actual margin results to historical results and previously forecasted financial information. Operating results by segment include costs or expenses directly attributable to each segment, and costs or expenses that are leveraged across our portfolio and therefore allocated between our two segments. Our CODM reviews expenses on a consolidated basis and the expenses associated with our corporate investments.
Prior to fiscal year 2026, we operated as one reportable segment, with consolidated net income (loss) serving as the primary measure of segment profit or loss. Subsequent to the completion of our acquisition of MoneyLion on April 17, 2025, our portfolio now spans two reportable segments, Cyber Safety Platform and Trust-Based Solutions, with the primary measure of segment profit or loss being updated to segment operating income (loss).
Cyber Safety Platform includes our security, comprehensive suites, and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world, securely, privately and with confidence. Trust-Based Solutions includes our identity, reputation, and financial wellness products, which provide innovative solutions and insights that empower consumers to manage their identity, reputation and finances confidently to achieve freedom.
The “Corporate” category includes expenses that are not allocated to either Cyber Safety Platform or Trust-Based Solutions for purposes of making operating decisions or assessing segment-level financial performance. The expenses include restructuring and other costs, acquisition and integration costs, litigation settlement charges, and amortization of intangible assets. Our operating segments are not evaluated using asset information. Our CODM delegates the review of the segment performance to the general manager of each respective segment. There are no intersegment transactions. The accounting policies for segment reporting are the same as for our consolidated financial statements.
The following table presents details of our reportable segments and the “Corporate” category:

	Cyber Safety Platform	Trust-Based Solutions	Corporate	Consolidated
	(In millions)
Three Months Ended July 4, 2025
Net Revenues	$869	$388	$—	$1,257
Other segment items (1)	339	268		607
Operating income (loss)	$530	$120	$(204)	$446

Three Months Ended June 28, 2024
Net Revenues	$780	$185	$—	$965
Other segment items (1)	314	87		401
Operating income (loss)	$466	$98	$(147)	$417

(1)    Other segment items for our Cyber Safety Platform and Trust-Based Solutions include product costs, infrastructure and facilities expense, and compensation and benefits excluding stock-based compensation and expenses identified in “Corporate”.
The table below are the reconciling items included in “Corporate” category:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Amortization of intangible assets	$119	$100
Stock-based compensation	66	31
Unallocated cost of revenue and operating expenses	19	16
Total	$204	$147
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Americas	$879	$636
EMEA	268	233
APJ	110	96
Total net revenues	$1,257	$965

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $819 million and $579 million during the three months ended July 4, 2025 and June 28, 2024, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and restricted cash held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	July 4, 2025	March 28, 2025
U.S.	$421	$647
International	407	359
Total cash, cash equivalents and restricted cash	$828	$1,006
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	July 4, 2025	March 28, 2025
U.S.	$53	$50
Other countries (1)	11	10
Total property and equipment, net	$64	$60

(1)     No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual end-user customer accounted for 10% or more of our net revenues during the three months ended July 4, 2025 and June 28, 2024.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable, prior to allowance of doubtful accounts, were as follows:

	July 4, 2025	March 28, 2025
E-commerce partner A	—%	11%
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
At this time, our current estimate of probable losses from this matter is approximately $601 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
On April 18, 2024, we received a letter before action from counsel in the United Kingdom asserting it may bring a representative action on behalf of a class of Avast users in the United Kingdom and Wales for breach of contract and misuse of private information and seeking unspecified damages and a permanent injunction. No lawsuit has commenced. At this stage, we are unable to assess whether any material loss or adverse effect is probable or estimate the range of any potential loss.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the SDNY against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA. Among other claims, the Seller Members allege that they are entitled to payment of $25 million of Class A common stock of MoneyLion pursuant to the earnout provisions set forth in the MIPA, based on the Seller Members’ assertion that MALKA achieved certain financial targets for the year ended December 31, 2022 (such payment, the “2022 Earnout Payment”). The Company believes that the Seller Members are not entitled to any portion of the 2022 Earnout Payment under the terms of the MIPA and filed counterclaims against the Seller Members, alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract and seeking compensatory damages and other remedies as a result of wrongdoing by the Seller Members. We continue to vigorously pursue our remaining counterclaims and defend against the Seller Members’ claims. The bench trial of all remaining claims concluded on May 5, 2025, and a decision is currently pending. As part of our preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed in the MoneyLion acquisition, we estimated the contingency at $22 million as of the acquisition date and it is included in Other long-term obligations. If there is any change in our estimate, we will adjust the acquisition accounting for MoneyLion if it occurs within the measurement period. See Note 4 for details regarding our purchase price allocation for our acquisition of MoneyLion.
CFPB Litigation
On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc., ML Plus LLC and the Company's 38 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On January 10, 2023, the Company moved to dismiss the lawsuit, asserting various constitutional and merits-based arguments. On March 24, 2025, the Court granted in part and denied in part the Company's motion to dismiss, substantially narrowing the case. On April 22, 2025, the CFPB filed a second amended complaint. We continue to maintain that the CFPB’s claims are meritless and we are vigorously defending against the lawsuit. However, if a loss is incurred, we will adjust the acquisition accounting for MoneyLion if it occurs within the measurement period.
NYAG Litigation
On April 14, 2025, the Office of the Attorney General of the State of New York filed a civil action in the Supreme Court of the State of New York, County of New York, against MoneyLion Inc. The complaint alleges, among other things, that MoneyLion’s earned wage access product violates New York’s civil and criminal usury laws and asserts claims of fraud, deceptive, and false advertising practices under state law, as well as abusive and deceptive practices under the federal Consumer Financial Protection Act. On April 28, 2025, the Attorney General filed an amended complaint, adding MoneyLion Technologies Inc. and ML Plus LLC as defendants. We removed the action to the District Court of the SDNY and the State of New York is seeking to remand the case. That motion remains pending. We believe the Attorney General’s claims are without merit and intend to vigorously defend against the lawsuit. However, if a loss is incurred, we will adjust the acquisition accounting for MoneyLion if it occurs within the measurement period.
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
During the three months ended July 4, 2025 and June 28, 2024, we incurred $5 million and $15 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statements of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; beliefs regarding our business and strategies; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including, but not limited to, Avast and MoneyLion), expectations about certain markets, divestitures, restructurings, stock repurchases, financings, debt repayments, investment activities and our liquidity; the outcome or impact of pending litigation, claims or disputes; risks associated with third party providers; evolving regulations and increased scrutiny from regulators; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the global macroeconomic outlook, including but not limited to, the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, and the impact of new trade policy, including the implementation of global tariffs; retaliatory trade regulations and policies; economic disruptions caused by the potential impact of volatility and conflict in the geopolitical and economic environment; general uncertainty in the financial and capital markets; and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the Securities and Exchange Commission (SEC), generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
OVERVIEW
Gen Digital Inc. is a global company powering Digital Freedom through its family of trusted consumer brands including Norton, Avast, LifeLock, MoneyLion, and more. Our portfolio spans Cyber Safety Platform and Trust-Based Solutions, delivering intuitive, AI-powered services that enable people to confidently grow, manage, and protect their digital and financial lives. From cybersecurity and online privacy to identity protection and financial empowerment, our products and services are designed to meet the real-world needs of today’s digital generation. Through a foundation of trust and innovation, our brands deliver the protection and confidence people need to thrive in a digital-first world.
Our Cyber Safety Platform delivers technology solutions and superior threat protection to help people navigate the digital world, securely, privately and with confidence. Our Trust-Based Solutions provide innovative solutions and insights that empower consumers to manage their identity, reputation and finances confidently to achieve freedom.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended July 4, 2025 consisted of 14 weeks, whereas the three months ended June 28, 2024 consisted of 13 weeks. Our 2026 fiscal year consists of 53 weeks and ends on April 3, 2026.

Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	July 4, 2025	June 28, 2024
Net revenues	$1,257	$965
Operating income (loss)	$446	$417
Net income (loss)	$135	$181
Net income (loss) per share - diluted	$0.22	$0.29

	As Of
(In millions)	July 4, 2025	March 28, 2025
Cash, cash equivalents and restricted cash	$828	$1,006
Contract liabilities	$1,873	$1,923
Below are our financial highlights for the first quarter of fiscal 2026, compared to the corresponding period in the prior year:
•Net revenues increased $292 million, primarily due to higher sales in both our Cyber Safety Platform products and Trust-Based Solutions, including an increase of $168 million in Trust-Based Solutions due to the acquisition of MoneyLion, and an increase of $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026.
•Operating income increased $29 million, primarily due to increased net revenues, offset by an increase in cost of revenues and operating expenses.
•Net income decreased $46 million and net income per share decreased $0.07, primarily due to an increase in income tax expense offset by an increase in operating income as discussed above.
Acquisition of MoneyLion
On April 17, 2025, we completed our acquisition of MoneyLion Inc. (MoneyLion). MoneyLion extends our identity solutions into offering comprehensive financial wellness through MoneyLion’s full-featured personal finance platform that includes credit building and financial management services. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information about the acquisition.
GLOBAL MACROECONOMIC CONDITIONS
As a global company, our results of operations and cash flows may be influenced by global macroeconomic conditions, including, but not limited to, increased tariffs and an uncertain global trade environment, foreign currency exchange rate fluctuations, the impact of interest rate fluctuations, elevated inflation, ongoing and new geopolitical conflicts, including the impacts of current and future trade regulations, instability in the global banking sector, economic slowdown and recession risks, any of which may be difficult to predict and may persist for an extended period.
Despite challenging global macroeconomic conditions and although we recognize that inflation and broader economic uncertainty can influence customer behavior, we are confident in the long-term overall health of our business, the strength of our product offerings and our ability to continue to execute on our strategy, including bringing award-winning products and services in cybersecurity and offering comprehensive financial wellness to our customers.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025 and significant policies adopted as a result of our acquisition of MoneyLion are included in Note 1 on this Form 10-Q. There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 4, 2025.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 4, 2025	June 28, 2024
Net revenues	100%	100%
Cost of revenues	21	20
Gross profit	79	80
Operating expenses:
Sales and marketing	24	19
Research and development	9	8
General and administrative	6	5
Amortization of intangible assets	4	4
Restructuring and other costs	1	0
Total operating expenses	43	37
Operating income (loss)	35	43
Interest expense	(12)	(16)
Other income (expense), net	1	1
Income (loss) before income taxes	24	29
Income tax expense (benefit)	13	10
Net income (loss)	11%	19%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended
(In millions, except for percentages)	July 4, 2025	June 28, 2024	Change in %
Net revenues	$1,257	$965	30%
Three Months Ended July 4, 2025 Compared with Three Months Ended June 28, 2024
Net revenues increased $292 million, due to an $89 million increase in sales of our Cyber Safety Platform products and a $203 million increase in sales of our Trust-Based Solutions, including a $168 million increase in Trust-Based Solutions due to the acquisition of MoneyLion. Net revenues also increased $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026, impacting both segment financials. Specifically, the additional week contributed $56 million to our Cyber Safety Platform and $31 million to Trust-Based Solutions.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Cyber Safety Platform	$869	$780
Trust-Based Solutions	388	185
Total net revenues	$1,257	$965

Direct revenues	$1,068	$852
Partner revenues	189	113
Total net revenues	$1,257	$965

Total bookings	$1,202	$913
Total paid customers	76.2	66.2
Revenue from Cyber Safety Platform increased $89 million due to growth across our cyber safety membership offerings and the additional week in the first quarter of fiscal 2026. Revenue from Trust Based Solutions increased $203 million, primarily due to the acquisition of MoneyLion, continued growth in our identity point solutions and the additional week in the first quarter of fiscal 2026.
Direct revenue reflects subscriptions sold directly through e-commerce or mobile channels, and revenue generated from financial transactions directly made through Gen properties or marketplaces.
Partner revenue reflects partner-sourced and channel revenue via retailers, employee benefits, telcos, publishers, and strategic partnerships, including revenue generated from products sold through our financial marketplace.
Total bookings are defined as customer orders received that are expected to generate net revenues in the future. We present the operational metric of bookings because it reflects customers’ demand for our products and services and to assist readers in analyzing our performance in future periods.
We define total paid customers as active paid users of our products and solutions at the end of the reported period. It also includes individuals with a unique account and at least one paid transaction in the trailing twelve months, whether through our first-party personal finance products, or transacting through our financial marketplace. We exclude users on free trials and those who have not actively transacted in the trailing twelve months.
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
Net revenues by geographical region

	Three Months Ended
	July 4, 2025	June 28, 2024
Americas	70%	66%
EMEA	21%	24%
APJ	9%	10%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue in Americas increased primarily due to our acquisition of MoneyLion during the three months ended July 4, 2025 as compared to the three months ended June 28, 2024.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	July 4, 2025	June 28, 2024	Change in %
Cost of revenues	$267	$190	41%
Three Months Ended July 4, 2025 Compared with Three Months Ended June 28, 2024

Cost of revenues, including the impact of one additional week, increased $77 million, primarily due to a $50 million increase in marketing affiliate expenses, a $13 million increase in payment processing fees and an $8 million increase in amortization of intangible assets.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	July 4, 2025	June 28, 2024	Change in %
Sales and marketing	$297	$183	62%
Research and development	109	81	35%
General and administrative	74	52	42%
Amortization of intangible assets	54	43	26%
Restructuring and other costs	10	(1)	(1,100)%
Total operating expenses	$544	$358	52%
Three Months Ended July 4, 2025 Compared with Three Months Ended June 28, 2024
Sales and marketing expense, including the impact of one additional week, increased $114 million, primarily due to a $36 million increase in loss on sale of Instacash Advances, a $34 million increase in marketing expenses, a $21 million increase in headcount costs and a $15 million increase in stock-based compensation expense.
Research and development expense, including the impact of one additional week, increased $28 million, primarily due to a $16 million increase in headcount costs and a $5 million increase in stock-based compensation expense.
General and administrative expense, including the impact of one additional week, increased $22 million, primarily due to a $14 million increase in stock-based compensation expense and a $12 million increase in headcount costs, partially offset by a $10 million decrease in litigation settlement expense.
Amortization of intangible assets increased $11 million, primarily due to our acquisition of MoneyLion.
Restructuring and other costs increased $11 million, primarily due to an increase in severance and termination benefits in connection with the September 2022 and April 2025 Plans. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2026 restructuring activities.
Non-operating income (expense), net

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Interest expense	$(156)	$(153)
Interest income	9	8
Foreign exchange gain (loss)	—	4
Gain (loss) on sale of property	(1)	—
Other	2	—
Total non-operating income (expense), net	$(146)	$(141)
Three Months Ended July 4, 2025 Compared with Three Months Ended June 28, 2024
Non-operating income (expense), net, remained relatively flat.
Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	July 4, 2025	June 28, 2024
Income (loss) before income taxes	$300	$276
Income tax expense (benefit)	$165	$95
Effective tax rate	55%	34%
Our effective tax rate for the three months ended July 4, 2025 and three months ended June 28, 2024 differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, and the U.S. taxation on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to Gen beginning in fiscal year 2026. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. As the Act was signed into law on the last day of our first quarter, the impacts are included in our operating results for the three months ended July 4, 2025. Based on our preliminary assessment, the Act is not expected to have a material impact on the Company’s effective tax rate.
The Organization for Economic Cooperation and Development (OECD) and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNE) with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of at least 15% for MNE with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Pillar Two directive by December 31, 2023. The rules were therefore applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic, and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Condensed Consolidated Financial Statements in the near term. Moreover, in June 2025, the G7 agreed to exclude United States MNEs from certain aspects of the Pillar Two global minimum tax rules (the G7 Statement) in exchange for the United States not imposing retaliatory taxes in the Act. We will continue to monitor and reflect the impact of such legislative changes, including the G7 Statement, which has not yet been incorporated into the OECD framework, in future Condensed Consolidated Financial Statements as appropriate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of Avast and MoneyLion through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of July 4, 2025, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	July 4, 2025	June 28, 2024
Net cash provided by (used in):
Operating activities	$409	$264
Investing activities	$(873)	$(2)
Financing activities	$290	$(466)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Our cash flows provided by operating activities increased $145 million, primarily due to higher profit before taxes adjusted by non-cash items and the extra week of collections in the first quarter of fiscal year 2026. Changes in working capital sources of cash include increases in income taxes payable and other assets offset by decreases in contract liabilities, accounts payable, Instacash Advances held for sale and accrued compensation and benefits.
Cash from investing activities
Our cash flows provided by and used in investing activities decreased $871 million, primarily related to the cash consideration paid for our acquisition of MoneyLion.
Cash from financing activities
Our cash flows provided by and used in financing activities increased $756 million, primarily due to proceeds from the issuance of our Incremental Term Loan B of $741 million, net of debt issuance cost, and lower repurchases of common stock under our repurchase program. This was partially offset by an increase in mandatory and voluntary prepayments of our Term A and B Facilities.

Cash and cash equivalents
As of July 4, 2025, we had cash and cash equivalents of $820 million, excluding restricted cash, of which $407 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1,494 million, net of our letters of credit, which expires in September 2027.
Stock repurchases
During the three months ended July 4, 2025 and June 28, 2024, we executed repurchases of 5 million and 11 million of our common stock under our existing stock repurchase program for an aggregate amount of $134 million and $272 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of July 4, 2025, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	July 4, 2025
Term Loans	$6,464
Senior Notes	2,450
Other Debt	49
Total debt	$8,963
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of July 4, 2025, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On August 7, 2025, we announced a cash dividend of $0.125 per share of common stock to be paid in September 2025. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of July 4, 2025, the remaining balance of our stock repurchase authorization was $2,594 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, repatriation tax payments under the Tax Cuts and Jobs Acts, obligations under various non-cancellable leases and potential other legal contingencies. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of July 4, 2025, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,508 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
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
Interest rate risk
As of July 4, 2025, we had $2,499 million in aggregate principal amount of fixed-rate Senior Notes and other fixed-rate debts outstanding, with a carrying amount and a fair value of $2,536 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of July 4, 2025, we also had $6,464 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $65 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $6 million increase or $6 million decrease in the fair values of our floating to fixed rate interest swaps on July 4, 2025.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in Gen’s internal control over financial reporting or in other factors that occurred during the first quarter of fiscal 2026, except for our acquisition of MoneyLion discussed below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On April 17, 2025, we completed our acquisition of MoneyLion and are currently integrating MoneyLion into our operations and internal control processes. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period up to one year following the acquisition, the scope of our assessment of internal control over financial reporting is ongoing. We are currently assessing the control environment related to our acquisition of MoneyLion and have designed and implemented new controls as needed.
MoneyLion Material Weakness
A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s financial statement will not be prevented or detected on a timely basis.
Prior to the acquisition by Gen, MoneyLion reported an identified material weakness in its internal control over financial reporting. As a result, MoneyLion concluded that, as of December 31, 2024, its disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. The material weakness identified relates to MoneyLion’s Credit Builder Loan product, involving certain cash disbursements made to customer escrow accounts that were not in accordance with the product’s terms. While the related transactions were properly reflected in the financial statements and no misstatements were identified, the control deficiency could have resulted in unauthorized disbursements of cash. Accordingly, this deficiency was determined to constitute a material weakness. MoneyLion has undertaken steps to remediate the material weakness and we are evaluating the steps that have been taken under Gen’s control framework.
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
The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Quarterly Report on Form 10-Q, including the matters set forth below.
A description of the risk factors associated with our business is set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings,” “Quantitative and Qualitative Disclosures About Market Risk” and “Controls and Procedures.” The list is not exhaustive, and you should carefully consider these risks and uncertainties before investing in our common stock.
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
For our MoneyLion business, we face competition from a broad range of companies across our business lines, including traditional banks and credit unions; new entrants obtaining banking licenses; non-bank digital providers offering banking-related services; specialty finance and other non-bank digital providers offering consumer lending-related or earned wage access products; digital wealth management platforms such as robo-advisors offering consumer investment services and other brokerage-related services; and digital financial platform, embedded finance and marketplace competitors, which aggregate and connect consumers to financial product and service offerings. We also compete with advertising agencies and other service providers to attract marketing budget spending from our clients. We expect our competition to continue to increase, as there are generally no substantial barriers to entry into the markets we serve.
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
We have incorporated, and are continuing to develop and deploy, AI, including Gen AI, into many of our products, solutions and services. AI, including AI internally developed and AI present in third party solutions, presents challenges and risks that could affect our products, solutions and services, and therefore our business. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges, including issues relating to discrimination, intellectual property infringement or misappropriation, violation of rights of publicity, inability to assert ownership of inventions and works of authorship, loss of trade secrets, defamation, data privacy and cybersecurity; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.
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
•Addition of acquisition-related debt;
•Difficulty entering into or expanding into new markets or geographies;
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
Our customer retention rates may decline or fluctuate due to a variety of factors, including the following:
•Our customers’ levels of satisfaction or dissatisfaction with our solutions, the value they place on our solutions and availability of the solutions;
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
An important part of our growth strategy involves continued investment in direct marketing efforts, indirect partner distribution channels, expanding partner relationships, freemium channels, our sales force, and infrastructure to add new customers. The number and rate at which new customers purchase our products and services depends on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions and products, competition, general economic conditions, market transitions, product obsolescence, technological change, public awareness of security threats to IT systems, macroeconomic conditions, and other factors. New customers, if any, may subscribe or renew their subscriptions, or utilize our products and solutions, at lower rates than we have experienced in the past, introducing uncertainty about their economic attractiveness and potentially impacting our financial results.
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
In our MoneyLion business, our success also depends in part on the delivery of qualified consumer lead inquiries and conversions to completed transactions for various financial products to Product Partners. However, the failure of our Marketplace platform to effectively connect and match consumers from our Channel Partners with product offerings from our Product Partners in a manner that results in converted customers and increased revenue for such Product Partners could cause Product Partners to cease spending marketing funds on our Marketplace platform, which could have a material adverse impact on our ability to maintain or increase our Marketplace revenue. Any factors that limit the amount that our Product Partners are willing to, and do, spend on marketing or advertising with us could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, during challenging macroeconomic conditions, our Product Partners may tighten underwriting standards for certain of their products, which would result in fewer opportunities for us to generate revenue from matching consumers from our Channel Partners with them. We define Product Partners as providers of the financial and non-financial products and services that we offer in our marketplaces, including financial institutions, financial services providers and other affiliate partners. We define Channel Partners as organizations that allow us to reach a wide base of consumers, including but not limited to news sites, content publishers, product comparison sites and financial institutions.
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
Information security risks in the financial technology services industry in particular are significant, in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. Recently, there have been a number of well-publicized attacks or breaches affecting companies in the financial services industry, such as the large-scale attacks by foreign nation state actors and a significant uptick in ransomware/extortion attacks at other companies, that have caused heightened concern by customers, and which may also intensify regulatory focus, cause customers to lose trust in the security of the industry in general and result in reduced use of our services and increased costs, all of which could also have a material adverse effect on our business.
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
In connection with the operation of our business, particularly in relation to our identity and information protection service and financial technology offerings, we collect, use, process, store, transmit or disclose (collectively, process) an increasingly large amount of confidential information, including personal information (which includes credit card information and other critical data) from employees and customers in multiple jurisdictions. The confidential and personal information we process is subject to an increasing number of federal, state, local and foreign laws regarding privacy, data security and the collection, and handling of PII and sensitive data, as well as contractual commitments, and this regulatory framework is rapidly evolving and likely to remain uncertain for the foreseeable future. For example, at the federal level, the GLBA (along with its implementing regulations) requires disclosures to consumers about our handling of their nonpublic personal information and empowers consumers to place restrictions on, or opt out of, our sharing nonpublic personal information with affiliated and nonaffiliated third parties for various purposes. Additionally, our investment adviser, ML Wealth, and broker-dealer, MoneyLion Securities LLC, are subject to SEC Regulation S-P, which requires that covered institutions maintain certain policies and procedures addressing the protection of consumer information and records.
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
We have in the past, and continue to be, subject to inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to our business, financial condition, results of operations and cash flows. For a discussion of specific legal and regulatory proceedings, inquiries and investigations to which we are currently subject, see Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key personnel or expose us to additional costs (including increased compliance costs and/or customer remediation). For example, the regulatory frameworks for an open banking paradigm and AI and machine learning technology are evolving and remain uncertain. It is possible that new laws and regulations will be adopted in the U.S., or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use consumer data, AI and machine learning technology, including with respect to fair lending laws. For additional information regarding risks related to the use of AI, see "---Issues in the development and deployment of AI may result in reputational harm and legal liability and could adversely affect our results of operations.”
If loans made by our lending subsidiaries in our consumer lending business are found to violate applicable federal or state interest rate limits or other provisions of applicable consumer lending, consumer protection or other laws, it could adversely affect our business, financial condition, results of operations and cash flows.
In our consumer lending business, we have 37 subsidiaries through which we conduct our consumer lending business. These entities originate loans pursuant to state licenses or applicable exemptions under state law. The loans we originate are subject to state licensing or exemption requirements and federal and state interest rate restrictions, as well as numerous federal and state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities and loan term lengths. If the loans we originate were deemed subject to and in violation of certain federal or state consumer finance or other laws, including the Military Lending Act, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows. For a discussion of the ongoing civil action initiated by the CFPB alleging certain violations of the Military Lending Act and the Consumer Financial Protection Act, see Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Due to the consumer-oriented nature of a significant portion of our MoneyLion business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to our loan products and other financial services we provide. For instance, our membership model and some of the products and services we offer, including our earned wage access product, Instacash Advances, are relatively novel and have been and may in the future continue to be subject to regulatory scrutiny or interest and/or litigation. Any regulatory action in the future could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of July 4, 2025, we had an aggregate of $8,963 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,494 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
To support the origination of loans, cash advances and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. We cannot guarantee that we will be able to extend or replace our existing funding arrangements at maturity on reasonable terms or at all. For example, disruptions in the credit markets or other factors, such as the high inflation and interest rate environment in fiscal years 2024, 2025, and to date in 2026, could adversely affect the availability, diversity, cost and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry or our business, including as a result of any significant underperformance of the consumer receivables facilitated through our platform or regulatory developments, in particular regarding earned wage access products, that impose significant requirements on, or increase potential risks and liabilities related to, the consumer receivables facilitated through our platform, and fail to renew or extend facilities or impose higher costs to access our funding. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may be required to issue shares under our contingent value rights agreement.
In connection with the MoneyLion acquisition, we entered into a Contingent Value Rights Agreement dated April 17, 2025 (the “CVR Agreement”) governing the terms of the CVRs. Each CVR entitles its holder to receive $23.00 shares of common stock, par value $0.01 per share, of Gen Digital (CVR Consideration) if, on any date prior to the second anniversary of the closing, (i) the Average VWAP (as defined in the CVR Agreement) of our common stock for 30 consecutive trading days is equal to or greater than $37.50 (subject to certain adjustments) or (ii) we undergo a change of control (each, a “CVR Requirement” and collectively the “CVR Requirements”). To the extent neither of the CVR Requirements are met, the CVR holders would not be entitled to receive the CVR Consideration. To the extent we are required to issue shares to the CVR holders under the CVR Agreement, our stockholders may be diluted. For additional information on our obligations under the CVR Agreement, refer to Exhibit 10.42 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2025 for a copy of the CVR Agreement.
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
We are a multinational company dual headquartered in the U.S. and the Czech Republic, with our principal executive offices in Tempe, Arizona. As such, we are subject to tax in multiple U.S. and international tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including the recent changes due to the One Big Beautiful Bill Act, and the potential for additional future federal tax law changes put forward by Congress including potentially increased corporate tax rates, new minimum taxes and other changes to the way that our U.S. tax liability has previously been calculated following the 2017 Tax Cuts and Jobs Act. Such recent and potential changes could have significant retroactive adjustments adding cash tax payments/liabilities if adopted;
•Changes to other tax laws, regulations, and interpretations in multiple jurisdictions in which we operate. The Organisation for Economic Co-operation and Development (“OECD”) has proposed certain tax reforms, which, among other things, (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax rate of 15% for multinational companies (“Pillar Two”). Ireland, Czech Republic and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups would be exempt from certain provisions of Pillar Two. Additionally, several countries have proposed or adopted digital services taxes on revenue earned by multinational companies from the provision of certain digital services, regardless of physical presence. We continue to assess the overall impact of potential changes as developments occur, consistent with our practice to monitor all changes in tax laws, and will reflect the impact of such legislative changes in future financial statements as appropriate;
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
Stock repurchases during the three months ended July 4, 2025 were as follow:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
March 29, 2025 to April 25, 2025	—	$—	—	$2,728
April 26, 2025 to May 30, 2025	5	$27.86	5	$2,594
May 31, 2025 to July 4, 2025	—	$—	—	$2,594
Total number of shares repurchased	5		5

(1)    The number of shares repurchased is reported on trade date.
(2)    Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of July 4, 2025, we have $2,594 million remaining authorized to be completed in future periods with no expiration date.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended July 4, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.01	Form of Performance Based Restricted Stock Unit Award Agreement (VCP) under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.02	Second Amendment to Amended and Restated Credit Agreement, dated as of April 16, 2025, by and among Gen Digital Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, each Second Amendment Incremental Term B Loan Lender.	8-K	000-17781	10.02	4/17/2025
10.03	Contingent Value Rights Agreement, dated as of April 17, 2025, by and among Gen Digital Inc. and Computershare Inc. and Computershare Trust Company, N.A.	8-K	000-17781	10.01	4/17/2025
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

GEN DIGITAL INC.
(Registrant)

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer, President and Chairman of the Board

By:	/s/ Natalie Derse
Natalie Derse Chief Financial Officer

August 13, 2025