Form 10-Q
period 2025-10-03
Gen Digital Inc.
filed 2025-11-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of November 4, 2025 was 616,716,107 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended October 3, 2025
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	October 3, 2025	March 28, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$701	$1,006
Accounts receivable, net, including amounts held by a VIE of $100 million as of October 3, 2025	309	171
Other current assets	254	245
Assets held for sale	25	22
Total current assets	1,289	1,444
Property and equipment, net	68	60
Intangible assets, net	2,377	2,267
Goodwill	10,829	10,237
Deferred income tax assets	1,270	1,218
Other long-term assets	218	269
Total assets	$16,051	$15,495
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$81	$94
Accrued compensation and benefits	98	105
Current portion of long-term debt, including amounts held by a VIE of $40 million as of October 3, 2025	280	291
Contract liabilities	1,768	1,846
Other current liabilities	325	515
Total current liabilities	2,552	2,851
Long-term debt	8,421	7,968
Long-term contract liabilities	94	77
Deferred income tax liabilities	229	222
Long-term income taxes payable	1,548	1,420
Other long-term liabilities	750	688
Total liabilities	13,594	13,226
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 617 shares issued and outstanding as of both October 3, 2025 and March 28, 2025	2,236	2,066
Accumulated other comprehensive income (loss)	4	(33)
Retained earnings (accumulated deficit)	217	236
Total stockholders’ equity (deficit)	2,457	2,269
Total liabilities and stockholders’ equity (deficit)	$16,051	$15,495
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net revenues	$1,220	$974	$2,477	$1,939
Cost of revenues	266	194	533	384
Gross profit	954	780	1,944	1,555
Operating expenses:
Sales and marketing	297	184	594	367
Research and development	100	83	209	164
General and administrative	60	64	134	116
Amortization of intangible assets	55	44	109	87
Restructuring and other costs	4	3	14	2
Total operating expenses	516	378	1,060	736
Operating income (loss)	438	402	884	819
Interest expense	(146)	(149)	(302)	(302)
Other income (expense), net	(59)	5	(49)	17
Income (loss) before income taxes	233	258	533	534
Income tax expense (benefit)	99	97	264	192
Net income (loss)	$134	$161	$269	$342

Net income (loss) per share - basic	$0.22	$0.26	$0.44	$0.55
Net income (loss) per share - diluted	$0.21	$0.26	$0.43	$0.55

Weighted-average shares outstanding:
Basic	616	616	617	618
Diluted	624	622	624	624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income (loss)	$134	$161	$269	$342
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(20)	27	39	22
Net unrealized gain (loss) on interest rate derivative instruments	(2)	(19)	(2)	(19)
Other comprehensive income (loss), net of taxes	(22)	8	37	3
Comprehensive income (loss)	$112	$169	$306	$345
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended October 3, 2025	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 4, 2025	616	$2,179	$26	$160	$2,365
Net income (loss)	—	—	—	134	134
Other comprehensive income (loss), net of taxes	—	—	(22)	—	(22)
Common stock issued under employee stock incentive plans	1	7	—	—	7
Shares withheld for taxes related to vesting of stock units	—	(4)	—	—	(4)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(2)	—	(77)	(79)
Stock-based compensation	—	56	—	—	56
Balance as of October 3, 2025	617	$2,236	$4	$217	$2,457

Six months ended October 3, 2025	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 28, 2025	617	$2,066	$(33)	$236	$2,269
Net income (loss)	—	—	—	269	269
Other comprehensive income (loss), net of taxes	—	—	37	—	37
Common stock issued under employee stock incentive plans	7	7	—	—	7
Shares withheld for taxes related to vesting of stock units	(2)	(48)	—	—	(48)
Repurchases of common stock (1)	(5)	—	—	(134)	(134)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(5)	—	(154)	(159)
Stock-based compensation	—	122	—	—	122
Fair value of replacement awards issued in connection with business acquisitions	—	21	—	—	21
Fair value of CVR issued in connection with business acquisitions	—	73	—	—	73
Balance as of October 3, 2025	617	$2,236	$4	$217	$2,457

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended September 27, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 28, 2024	615	$1,959	$6	$5	$1,970
Net income (loss)	—	—	—	161	161
Other comprehensive income (loss), net of taxes	—	—	8	—	8
Common stock issued under employee stock incentive plans	1	6	—	—	6
Shares withheld for taxes related to vesting of stock units	—	(1)	—	—	(1)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(2)	—	(77)	(79)
Stock-based compensation	—	33	—	—	33
Balance as of September 27, 2024	616	$1,995	$14	$89	$2,098

Six months ended September 27, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 29, 2024	623	$2,227	$11	$(98)	$2,140
Net income (loss)	—	—	—	342	342
Other comprehensive income (loss), net of taxes	—	—	3	—	3
Common stock issued under employee stock incentive plans	5	6	—	—	6
Shares withheld for taxes related to vesting of restricted stock units	(1)	(25)	—	—	(25)
Repurchases of common stock (1)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(3)	—	(155)	(158)
Stock-based compensation	—	64	—	—	64
Balance as of September 27, 2024	616	$1,995	$14	$89	$2,098

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	October 3, 2025	September 27, 2024
OPERATING ACTIVITIES:
Net income (loss)	$269	$342
Adjustments:
Amortization and depreciation	248	211
Impairments and write-offs of current and long-lived assets	—	3
Stock-based compensation expense	122	64
Loss on sale of Instacash Advances	91	—
Deferred income taxes	(6)	(37)
Loss on sale of property	1	—
Non-cash operating lease expense	9	7
Change in fair value and impairment of non-marketable equity investments	69	—
Foreign currency remeasurement loss (gain)	89	14
Other	21	(6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3)	2
Accounts payable	(57)	29
Accrued compensation and benefits	(9)	(5)
Contract liabilities	(72)	(71)
Income taxes payable	(164)	(169)
Instacash Advances held for sale, net	(91)	—
Other assets	65	64
Other liabilities	(57)	(26)
Net cash provided by (used in) operating activities	525	422
INVESTING ACTIVITIES:
Purchases of property and equipment	(13)	(4)
Purchase of non-marketable equity investments	—	(4)
Payments for acquisitions, net of cash acquired	(876)	—
Proceeds from sale of non-marketable equity investments	4	—
Proceeds from the sale of property	9	—
Other	(4)	(2)
Net cash provided by (used in) investing activities	(880)	(10)
FINANCING ACTIVITIES:
Repayments of debt	(360)	(88)
Proceeds from issuance of debt, net of issuance costs of $9 million	741	—
Net proceeds from sales of common stock under employee stock incentive plans	7	6
Tax payments related to vesting of stock units	(47)	(25)
Dividends and dividend equivalents paid	(159)	(159)
Repurchases of common stock	(134)	(272)
Net cash provided by (used in) financing activities	48	(538)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2	17
Change in cash, cash equivalents and restricted cash	(305)	(109)
Beginning cash, cash equivalents and restricted cash	1,006	846
Ending cash, cash equivalents and restricted cash	$701	$737
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include the accounts of Gen Digital Inc., its wholly-owned subsidiaries, and consolidated variable interest entity (VIE) for which we are the primary beneficiary. These statements contain all necessary adjustments, consisting solely of normal recurring items, unless otherwise noted, to fairly present our financial position, results of operations, and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. The results of operations for the three and six months ended October 3, 2025 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six month periods in this report relate to fiscal periods ended October 3, 2025 and September 27, 2024. The three months ended October 3, 2025 and September 27, 2024 each consisted of 13 weeks. The six months ended October 3, 2025 consisted of 27 weeks, whereas the six months ended September 27, 2024 consisted of 26 weeks. Our 2026 fiscal year consists of 53 weeks and ends on April 3, 2026.
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
Variable Interest Entity
A portion of our originated receivables is financed through a special purpose vehicle arrangement with a third-party lender (SPV Credit Facility). In this arrangement, we sell certain loans and receivables to a wholly owned, bankruptcy-remote special purpose subsidiary (SPV Borrower), which in turn pledges these receivables and related cash flows as collateral to support the financing of additional receivables. The underlying loan and receivables are originated and serviced by other wholly-owned subsidiaries. The SPV Borrower is required to maintain pledged collateral consisting of cash and loan balances and receivables, in an amount equal to or exceeding the aggregate principal amounts of the loans financed under the respective SPV Credit Facility. The aggregate principal amount outstanding is $40 million as of October 3, 2025.
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

Revenue Recognition
We adopted additional revenue recognition policies for Trust-Based Solutions that differ from our prior subscription-based software revenue model. Refer to our revenue recognition policy in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. Specifically, MoneyLion recognizes revenue from stand-ready referral arrangements based on variable transaction prices within the period in which services are provided, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Refer to Note 3 for discussion on revenue recognition related to our Instacash Advances.
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
Allowance for Losses
We maintain an allowance for credit losses on trade receivables, notes receivables and related accrued interest, and retained Instacash Advances to cover current expected credit losses as of the balance sheet date. The allowance is recorded through a provision for credit losses, and subsequent charge-offs, net of recoveries, are applied directly against this allowance. The allowance is based on management’s assessment of several factors, with primary consideration given to recent trends in delinquencies and charge-offs, given the short-term nature of our receivables.
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
Contingent Value Rights
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock, among other conditions for equity classification. The currently outstanding contingent value rights (CVRs) issued as part of the MoneyLion acquisition consideration are classified as equity under these conditions.
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

With the exception of those discussed in Note 2 and new significant accounting policies as a result of our acquisition of MoneyLion, there have been no material changes to our significant accounting policies as of and for the three and six months ended October 3, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025.
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
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued new guidance to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. This is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
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
Instacash Advances are sold pursuant to a Master Receivables Purchase Agreement (the Purchase Agreement) with Sound Point Capital Management LP (Sound Point). The Purchase Agreement allows the purchasers to acquire, on a committed basis and subject to certain conditions and concentration limits, a majority of our eligible Instacash Advances, up to an aggregate facility limit of $225 million at any given time. The Purchase Agreement has an initial two-year term beginning on June 30, 2024, with a one-year extension option upon mutual agreement. During the three and six months ended October 3, 2025, we sold $1,005 million and $1,828 million, respectively, of Instacash Advances under the Purchase Agreement and had $36 million of unused capacity as of October 3, 2025. Optional Turbo Fees and Tips associated with Instacash Advances are excluded from the sale and are not transferred under the Purchase Agreement.
Each Instacash Advance portfolio is initially priced at a fixed discount based on historical portfolio performance and loss rates. Future purchase prices are subject to adjustment based on the updated portfolio performance and changes to the applicable discount rate.
Consistent with ASC 860, Instacash Advances sold under the Purchase Agreement are removed from our balance sheet. We retain the associated servicing rights and earn a market-based servicing fee. Turbo Fees and Tips associated with Instacash Advances are not transferred under the Purchase Agreement. Turbo Fees and Tips are recognized after performance is completed and cash is collected.
Instacash Advances that have been originated and are pending sale under the Purchase Agreement are classified as held for sale and are measured at the lower of cost or fair value. During the three and six months ended October 3, 2025, we recognized $55 million and $91 million, respectively, in loss on the mark-to-market and sale of Instacash Advances, which is recorded in sales and marketing in our Condensed Consolidated Statement of Operations. If an Instacash Advance does not qualify for sale pursuant to the Purchase Agreement or if the intent to sell ceases, the Instacash Advance is reclassified to Accounts receivable, net, and carried at net realizable value.
In connection with the Purchase Agreement, MoneyLion Technologies Inc. (the Servicer), a wholly owned subsidiary of ours, entered into a Servicing Agreement with Sound Point and the purchasers party thereto. Under this agreement, we are responsible for servicing the sold receivables, including collections, remittances, and reporting. We earn a fixed percentage of net collections as a servicing fee, which is recognized as income when collections are received. As of October 3, 2025, we were responsible for servicing $249 million of Instacash Advances sold under the Purchase Agreement. For the three and six months ended October 3, 2025, we recognized $14 million and $26 million, respectively, in servicing income, recorded in Net revenues in our Condensed Consolidated Statement of Operations. As of October 3, 2025, we have $31 million payable to Sound Point relating to the servicing activity, which will be settled using restricted cash and receivables from payment processors recorded in Other current assets.
Refer to Note 7 for a disaggregated breakdown of Instacash Advances, Turbo Fees and Tips, which are included in accounts receivable, net in our Condensed Consolidated Balance Sheets.
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
Additionally, all outstanding and unvested restricted stock units (RSUs) and performance share units (PSUs) were assumed and converted into 4 million service-based RSUs of Gen’s common stock. The conversion was calculated by multiplying the total number of unvested RSUs and PSUs by an equity conversion ratio of 3.48. All converted RSUs will vest in accordance with the vesting period set forth in the original award agreement assuming continued service by the recipients through such date. The total fair value of these converted restricted stock awards was approximately $92 million, which $21 million was for pre-combination services and therefore, represents purchase consideration and $71 million will be recognized as stock-compensation expense over the requisite service period.

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
Our preliminary allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, inclusive of measurement period adjustments, is as follows:

(In millions)	April 17, 2025
Assets:
Accounts receivable (1)	$140
Other current assets	51
Assets held for sale	14
Property and equipment	2
Operating lease assets	14
Intangible assets	347
Goodwill	559
Other long-term assets	49
Total assets acquired	1,176
Liabilities:
Accounts payable	41
Current liabilities	108
Contract liabilities	1
Operating lease liabilities	14
Other long-term obligations	42
Total liabilities assumed	206
Total purchase price	$970

(1)    Gross accounts receivable at acquisition date and the amount of receivables expected to be collected are materially the same.
The allocation of the purchase price is based upon a preliminary valuation, as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized include certain tax and litigation matters. During the second quarter of fiscal 2026, we recorded measurement period adjustments resulting in an increase to goodwill of $32 million, net of tax, primarily related to pre-acquisition litigation of MoneyLion and revised estimates of receivables and contract liabilities recognized, which resulted in a decrease of $15 million to accounts receivable, an increase of $11 million to current liabilities, a decrease of $5 million to contract liabilities and an increase of $18 million to other long-term obligations. The impact of these estimates on our Condensed Consolidated Statement of Operations was immaterial.
The preliminary goodwill of $559 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the acquisition, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our Trust-Based Solutions Segment. The goodwill recognized is not expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.

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
Impact on operating results
Our results of operations for the three and six months ended October 3, 2025 includes $202 million and $370 million, respectively, of net revenues attributable to MoneyLion beginning April 17, 2025. It is impracticable to provide after-tax earnings attributable to MoneyLion subsequent to the acquisition due to the integration of our operations. We do not consider MoneyLion to be a separate operating unit or separate reporting segment, but rather an integrated brand, selling and marketing strategy within our Trust-Based Solutions segment.
We recognized immaterial transaction costs for the three and six months ended October 3, 2025. These costs were primarily associated with legal and professional services, which were expensed as incurred and included in general and administrative expenses in our Condensed Consolidated Statement of Operations.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and six months ended October 3, 2025 and September 27, 2024, as if the acquisition had been completed on March 30, 2024, the first day of fiscal 2025. The results below include the alignment of fiscal reporting periods and the impact of nonrecurring proforma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, stock-based compensation related to awards issued in conjunction with the acquisition, acquisition-related transaction costs, accounting policy alignment and the income tax effect of other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net revenues	$1,220	$1,101	$2,509	$2,186
Net income (loss)	$139	$139	$285	$302
The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2025.

Note 5. Revenues
Disaggregation of revenues
The following table summarizes the components of our net revenues:

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Subscription and service revenue (1)	$1,216	$974	$2,469	$1,939
Net interest income on notes receivable	4	—	8	—
Net revenues	$1,220	$974	$2,477	$1,939

(1)    Subscription and service revenue includes amounts related to our Instacash Advances of $114 million and $211 million, during the three and six months ended October 3, 2025, respectively. Refer to Note 3 for additional information regarding our Instacash Advances.
Contract liabilities
During the three and six months ended October 3, 2025, we recognized $758 million and $1,336 million from the contract liabilities balances at July 4, 2025 and March 28, 2025, respectively. During the three and six months ended September 27, 2024, we recognized $733 million and $1,261 million from the contract liabilities balances as of June 28, 2024 and March 29, 2024, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and, when applicable, amounts that will be billed and recognized as revenue in future periods. As of October 3, 2025, we had $1,262 million of remaining performance obligations, excluding customer deposit liabilities of $600 million, of which we expect to recognize approximately 93% as revenue over the next 12 months.
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
The changes in the carrying amount of goodwill allocated to our reportable segments are as follows:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Total
Balance as of March 28, 2025	$7,371	$2,866	$10,237
Acquisitions	—	559	559
Translation adjustments	24	9	33
Balance as of October 3, 2025	$7,395	$3,434	$10,829

Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	October 3, 2025			March 28, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,259	$(539)	$720	$1,159	$(442)	$717
Developed technology	1,496	(724)	772	1,332	(595)	737
Other	182	(36)	146	98	(24)	74
Total finite-lived intangible assets	2,937	(1,299)	1,638	2,589	(1,061)	1,528
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,676	$(1,299)	$2,377	$3,328	$(1,061)	$2,267
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Customer relationships and other	$55	$44	$109	$87	Operating expenses
Developed technology	66	58	131	115	Cost of revenues
Total	$121	$102	$240	$202
As of October 3, 2025, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2026	$241
2027	474
2028	469
2029	290
2030	113
Thereafter	51
Total	$1,638

Note 7. Supplementary Information
Cash, cash equivalents and restricted cash:

(In millions)	October 3, 2025	March 28, 2025
Cash	$394	$462
Cash equivalents	297	544
Restricted cash	10	—
Total cash, cash equivalents and restricted cash	$701	$1,006
Accounts receivable, net:

(In millions)	October 3, 2025	March 28, 2025
Trade receivable	$193	$173
Notes receivable	122	—
Instacash Advances	1	—
Allowance for doubtful accounts	(7)	(2)
Total accounts receivable, net	$309	$171
Assets held for sale:

(In millions)	October 3, 2025	March 28, 2025
Properties held for sale	$11	$22
Instacash Advances held for sale	14	—
Total assets held for sale	$25	$22
Properties held for sale
On October 3, 2025, we entered into an agreement to sell certain land and buildings in Dublin, Ireland, which were reclassified to assets held for sale during the fourth quarter of fiscal year 2023, and are currently carried at the lower of its carrying value or fair value less costs to sell of approximately $11 million. Subsequent to October 3, 2025, the transaction closed for cash consideration of approximately $13 million, net of transaction costs, and we recognized an immaterial gain on sale.
During the three and six months ended October 3, 2025, there were no impairments on our held for sale property. During the three and six months ended September 27, 2024, we recognized immaterial impairments on our held for sale properties.
Instacash Advances held for sale
Instacash Advances held for sale as of October 3, 2025, represent Instacash Advances that we originated and are pending sale under the Purchase Agreement. Refer to Note 3 for additional information regarding the sale of our Instacash Advances.
Short-term contract liabilities:

(In millions)	October 3, 2025	March 28, 2025
Deferred revenue	$1,168	$1,189
Customer deposit liabilities	600	657
Total short-term contract liabilities	$1,768	$1,846
Supplemental cash flow information:

	Six Months Ended
(In millions)	October 3, 2025	September 27, 2024
Income taxes paid (received), net of refunds	$326	$328
Interest expense paid	$372	$265
Cash paid for amounts included in the measurement of operating lease liabilities	$9	$9
Originations of certain Instacash Advances held for sale	$(1,828)	$—
Proceeds from the sale of certain Instacash Advances	$1,737	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$17	$4
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(6)	$(12)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$2	$3

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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	October 3, 2025			March 28, 2025
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$257	$257	$—	$544	$544	$—
Time deposits	40	—	40	—	—	—
Interest rate swaps	1	—	1	3	—	3
Total assets	$298	$257	$41	$547	$544	$3
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of October 3, 2025 and March 28, 2025, the carrying value of our non-marketable equity investments was $35 million and $109 million, respectively, and is included in Other long-term assets in our Condensed Consolidated Balance Sheets.
We recognized an immaterial loss on sale of our non-marketable equity investments during the three and six months ended October 3, 2025, in Other income (expense), net in our Condensed Consolidated Statement of Operations.
We recognized an impairment of $80 million on our non-marketable equity investments during the three and six months ended October 3, 2025, in Other income (expense), net in our Condensed Consolidated Statement of Operations.
We recorded an increase in the fair value of our non-marketable equity investments of $11 million during the three and six months ended October 3, 2025, in Other income (expense), net in our Condensed Consolidated Statement of Operations.
Current and long-term debt
As of October 3, 2025 and March 28, 2025, the total fair value of our current and long-term fixed rate debt was $2,550 million and $2,475 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Operating lease costs	$4	$4	$9	$7
Short-term lease costs	—	—	1	1
Variable lease costs	1	2	2	2
Total lease costs	$5	$6	$12	$10

Other information related to our operating leases was as follows:

	October 3, 2025	March 28, 2025
Weighted-average remaining lease term	4.4 years	4.7 years
Weighted-average discount rate	6.12%	5.71%
See Note 7 for cash flow information related to our operating leases.
As of October 3, 2025, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2026	$9
2027	22
2028	16
2029	13
2030	11
Thereafter	9
Total lease payments	80
Less: Imputed interest	(10)
Present value of lease liabilities	$70
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	October 3, 2025	March 28, 2025	Effective Interest Rate
12.50% ROAR 2 SPV Credit Facility due December 2025	$40	$—	12.50%
Term A Facility due September 12, 2027	3,197	3,519	SOFR + %
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,359	2,386	SOFR + %
7.125% Senior Notes due September 30, 2030	600	600	7.13%
Incremental Term B Facility due April 16, 2032	748	—	SOFR + %
6.25% Senior Notes due April 1, 2033	950	950	6.25%
Total principal amount	8,794	8,355
Less: unamortized discount and issuance costs	(93)	(96)
Total debt	8,701	8,259
Less: current portion	(280)	(291)
Total long-term debt	$8,421	$7,968
As of October 3, 2025, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2026	$160
2027	240
2028	3,849
2029	44
2030	2,237
Thereafter	2,264
Total future maturities of debt	$8,794
Other debt
In December 2021, ROAR 2 SPV Finance LLC, an indirect wholly owned VIE of MoneyLion Inc. (the ROAR 2 SPV Borrower), entered into a $125 million credit agreement, which was subsequently reduced to $75 million (the ROAR 2 SPV Credit Facility), with a lender for the funding of notes receivables, which secure the ROAR 2 SPV Credit Facility. The ROAR 2 SPV Credit Facility bears interest at a rate of 12.5% and matures on December 21, 2025.
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
Under the terms of the ROAR 2 SPV Credit Facility, the ROAR 2 SPV Borrower is subject to certain covenants including minimum asset requirements to be held by ROAR 2 SPV Borrower. Assets held by the ROAR 2 SPV Borrower include $100 million of accounts receivable, net in our Condensed Consolidated Balance Sheets.
As of October 3, 2025, we were in compliance with all financial debt covenants.
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
As of October 3, 2025 and March 28, 2025, the notional amounts of foreign exchange contracts not designated as hedging instruments were $238 million and $230 million, respectively.
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
As of October 3, 2025 and March 28, 2025, the notional amount of interest rate swap contracts designated as cash flow hedges were $1,000 million. As of October 3, 2025, we estimate that an immaterial amount of net deferred gains related to our interest rate hedges will be recognized in earnings over the next 12 months.
Summary
The activity related to our foreign currency exchange forward contracts and interest rate swaps was immaterial as of October 3, 2025 and March 28, 2025, and for the three and six months ended October 3, 2025 and September 27, 2024.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan included the reduction of our workforce, contract terminations, facilities closures, the sale of underutilized facilities, and stock-based compensation charges for accelerated equity awards to certain terminated employees. As of

October 3, 2025, we have incurred cumulative costs of $138 million related to the September 2022 Plan. The majority of actions under the plan were completed by March 28, 2025, and thus the remaining activity and accrual balance are immaterial and we anticipate incurring only immaterial additional expenses during fiscal year 2026 as the plan winds down.
April 2025 Plan
In connection with our acquisition of MoneyLion, our Board of Directors approved a restructuring plan (the April 2025 Plan). Actions under this plan include the reduction of our workforce, contract terminations, facilities consolidation, asset write-offs and other restructuring costs. The total estimated cost of the plan is approximately $30 million, of which $8 million has been incurred to date under the April 2025 Plan. As of October 3, 2025, we had a restructuring liability of $2 million related to the April 2025 Plan.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Income (loss) before income taxes	$233	$258	$533	$534
Income tax expense (benefit)	$99	$97	$264	$192
Effective tax rate	42%	38%	50%	36%
Our effective tax rate for the three and six months ended October 3, 2025 and three and six months ended September 27, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, increases in valuation allowances, and the U.S. taxation on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to us beginning in fiscal year 2026. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. The impacts of the Act are included in our operating results for the three and six months ended October 3, 2025. The Act is not expected to have a material impact on our effective tax rate.
Note 14. Stockholders' Equity
Dividends
On November 6, 2025, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2025. All shares of common stock issued and outstanding and all RSUs and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast and the 4 million assumed RSUs under the MoneyLion Plan will not be entitled to dividend equivalent rights (DERs). See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Contingent value rights
In connection with the acquisition of MoneyLion, we issued 12 million equity-classified CVRs to MoneyLion shareholders and optionholders. The CVRs entitle holders to receive a contingent payment of $23.00 per CVR, payable in shares of Gen’s common stock, if our average volume-weighted average share price equals or exceeds $37.50 over any 30 consecutive trading days from December 10, 2024 until 24 months after close. The CVRs were recorded as a component of additional paid-in capital at a fair value of approximately $73 million as of the acquisition date, based on a Monte-Carlo simulation valuation model. As of October 3, 2025, there were 12 million CVRs outstanding, subject to the achievement of specified stock price conditions. Refer to Note 4 for additional information regarding the CVRs and our acquisition of MoneyLion.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of October 3, 2025, we had $2,594 million remaining under the authorization to be completed in future periods.
The following table summarizes activity related to our stock repurchase program during six months ended October 3, 2025 and September 27, 2024:

	Six Months Ended
(In millions, except per share amounts)	October 3, 2025	September 27, 2024
Number of shares repurchased	5	11
Average price per share	$27.86	$24.65
Aggregate purchase price	$134	$272

We did not have any stock repurchases during the three months ended October 3, 2025 and September 27, 2024.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 28, 2025	$(36)	$3	$(33)
Other comprehensive income (loss), net of taxes	39	(2)	37
Balance as of October 3, 2025	$3	$1	$4
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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Cost of revenues	$1	$1	$3	$2
Sales and marketing	19	9	43	18
Research and development	13	9	27	18
General and administrative	22	14	48	26
Restructuring and other costs	1	—	1	—
Total stock-based compensation expense	$56	$33	$122	$64
Income tax benefit for stock-based compensation expense	$(8)	$(4)	$(17)	$(8)
As of October 3, 2025, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $494 million, which will be recognized over an estimated weighted-average amortization period of 2.66 years.
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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income (loss)	$134	$161	$269	$342

Net income (loss) per share - basic	$0.22	$0.26	$0.44	$0.55
Net income (loss) per share - diluted	$0.21	$0.26	$0.43	$0.55

Weighted-average shares outstanding - basic	616	616	617	618
Dilutive potentially issuable shares:
Employee equity awards	8	6	7	6
Weighted-average shares outstanding - diluted	624	622	624	624

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	2	—	2	—

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
The following table presents details of our reportable segments and the “Corporate” category:

	Cyber Safety Platform	Trust-Based Solutions	Corporate	Consolidated
	(In millions)
Three Months Ended October 3, 2025
Net Revenues	$814	$406	$—	$1,220
Other segment items (1)	314	283	—	597
Operating income (loss)	$500	$123	$(185)	$438

Six Months Ended October 3, 2025
Net Revenues	$1,683	$794	$—	$2,477
Other segment items (1)	653	551	—	1,204
Operating income (loss)	$1,030	$243	$(389)	$884

Three Months Ended September 27, 2024
Net Revenues	$789	$185	$—	$974
Other segment items (1)	319	88	—	407
Operating income (loss)	$470	$97	$(165)	$402

Six Months Ended September 27, 2024
Net Revenues	$1,569	$370	$—	$1,939
Other segment items (1)	633	175	—	808
Operating income (loss)	$936	$195	$(312)	$819

(1)    Other segment items for our Cyber Safety Platform and Trust-Based Solutions include product costs, infrastructure and facilities expense, and compensation and benefits excluding stock-based compensation and expenses identified in “Corporate”.
The table below are the reconciling items included in “Corporate” category:

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Amortization of intangible assets	$121	$102	$240	$202
Stock-based compensation	56	33	122	64
Unallocated cost of revenue and operating expenses	8	30	27	46
Total	$185	$165	$389	$312

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Americas	$864	$641	$1,743	$1,277
EMEA	257	233	525	466
APJ	99	100	209	196
Total net revenues	$1,220	$974	$2,477	$1,939

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $809 million and $1,628 million during the three and six months ended October 3, 2025, respectively, and $584 million and $1,163 million during the three and six months ended September 27, 2024, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and restricted cash held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	October 3, 2025	March 28, 2025
U.S.	$321	$647
International	380	359
Total cash, cash equivalents and restricted cash	$701	$1,006
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	October 3, 2025	March 28, 2025
U.S.	$56	$50
Other countries (1)	12	10
Total property and equipment, net	$68	$60

(1)     No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual end-user customer accounted for 10% or more of our net revenues during the six months ended October 3, 2025 and September 27, 2024.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable, prior to allowance of doubtful accounts, were as follows:

	October 3, 2025	March 28, 2025
E-commerce partner A	—%	11%
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

Litigation contingencies
From time to time, we are involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, arising out of the ordinary course of business. We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or proceedings for accrual or disclosure in our Condensed Consolidated Financial Statements. A determination of the amount of an accrual required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates and disclosures. We classify our accruals for litigation contingencies in our Condensed Consolidated Balance Sheets as part of Other current liabilities or Other long-term liabilities based on when we expect to pay the claim, if at all. If the period of expected payment is within one year, we classify the amount as short-term; otherwise, it is classified as long-term. The exact timing of payment is subject to uncertainty and could change significantly from our estimated payment period.
Trustees of the University of Columbia in the City of New York v. NortonLifeLock
As previously disclosed, on May 2, 2022, a jury returned its verdict in a patent infringement case filed in 2013 by the Trustees of Columbia University in the City of New York (Columbia) in the U.S. District Court for the Eastern District of Virginia.
The jury found that our Norton Security products and Symantec Endpoint Protection products (the latter of which were sold by us to Broadcom as part of an Asset Purchase Agreement dated November 4, 2019) willfully infringed two patents through the use of SONAR/BASH behavioral protection technology. The jury awarded damages in the amount of $185 million. Columbia did not seek injunctive relief against us. We believe that we have ceased the use of the technology found by the jury to infringe. The jury also found that we did not fraudulently conceal its prosecution of a third patent but did find that two Columbia professors were coinventors of this patent. No damages were awarded related to this patent.
On September 30, 2023, the court entered its judgment, which awarded Columbia (i) enhanced damages of 2.6 times the jury award; (ii) prejudgment interest, post-judgment interest, and supplemental damages to be calculated in accordance with the parties’ previous agreement; and (iii) attorneys’ fees subject to the parties meeting and conferring as to amount. We have complied with the court’s order and submitted a stipulation regarding the final calculations of all outstanding interest, royalties and attorneys’ fees. We have posted the required surety bond and have appealed the judgment to the Federal Circuit Court of Appeals, which remains pending.
At this time, our current estimate of probable losses from this matter is approximately $605 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot's past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. We engaged in ongoing negotiations with the FTC staff and reached a negotiated agreement on the terms of a Consent Decree resolving this investigation, the terms of which are now final. This includes a provision for a non-material amount of monetary relief, which has been paid.
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot, the Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million, which was approximately $15 million. Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast has now paid the fine levied by the DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA. On October 7, 2025, the court affirmed the decision regarding liability; however, it vacated the DPA’s decision regarding the determination of the fine. Both the DPA and the Company have filed cassation complaints with the Supreme Administrative Law Court. At this stage, the matter remains pending, and we are unable to assess whether any material loss or adverse effect is probable or estimate the range of any potential loss.
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
On December 12, 2022, a putative class action, Lau v. Gen Digital Inc. and Jumpshot Inc. (later restyled as Karwowski v. Gen Digital Inc. et al.), was filed in the Northern District of California alleging violations of the Electronic Communications Privacy Act, California Invasion of Privacy Act, statutory larceny, unfair competition and various common law claims related to the provision of customer data to Jumpshot. The claims related to Jumpshot, and Jumpshot, Inc. as a defendant, were dismissed on July 9, 2024, as a result of a Motion to Dismiss brought by the Company. The remaining claims were then voluntarily dismissed, with prejudice, by the Plaintiffs. Judgment was entered by the Court on October 23, 2024, as to those claims and on November 22, 2024, Plaintiffs filed a Notice of Appeal regarding the earlier dismissed Jumpshot-related claims and on October 27, 2025, the Ninth Circuit Court of Appeal affirmed the dismissal order and denied Plaintiffs’ appeal.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA (collectively, the “Seller Members”), brought a civil action in the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA. MoneyLion filed counterclaims against the Sellers Members alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract. The court issued its decision on September 29, 2025, finding that MoneyLion breached the parties’ agreements and awarding the Sellers Members damages of $39.5 million, which has been accrued as a pre-acquisition contingency in Other long-term obligations in our Condensed Consolidated Balance Sheet, plus attorneys’ fees and costs to be determined. On October 28, 2025, MoneyLion filed a notice of appeal. See Note 4 for details regarding our purchase price allocation for our acquisition of MoneyLion.
CFPB Litigation
On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the SDNY against MoneyLion Technologies Inc., ML Plus LLC and the Company's 37 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The CFPB is seeking injunctive relief, redress for allegedly affected consumers and civil monetary penalties. On October 15, 2025, the parties notified the court that they have reached an agreement in principle to fully resolve this action and that they are in the process of documenting that agreement.
NYAG Litigation
On April 14, 2025, the Office of the Attorney General of the State of New York filed a civil action in the Supreme Court of the State of New York, County of New York, against MoneyLion Inc. The complaint alleges, among other things, that MoneyLion’s earned wage access product violates New York’s civil and criminal usury laws and asserts claims of fraud, deceptive, and false advertising practices under state law, as well as abusive and deceptive practices under the federal Consumer Financial Protection Act. On April 28, 2025, the Attorney General filed an amended complaint, adding MoneyLion Technologies Inc. and ML Plus LLC as defendants. We removed the action to the District Court of the SDNY and the State of New York is seeking to remand the case. That motion remains pending. The Company maintains that the Attorney General’s claims are without merit and intends to vigorously defend against the lawsuit. However, if a loss is incurred, we will adjust the acquisition accounting for MoneyLion if it occurs within the measurement period.
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
During the three and six months ended October 3, 2025, we incurred $3 million and $8 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statements of Operations. During the three and six months ended September 27, 2024, we incurred $25 million and $40 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statements of Operations.
Note 19. Subsequent Events

On October 28, 2025, we entered into a purchase agreement to sell certain developed technology and assets for $40 million plus the assumption of liabilities. The sale is subject to customary closing conditions and is expected to close during the third quarter of fiscal 2026.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; beliefs regarding our business and strategies; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including, but not limited to, our acquisition of MoneyLion), expectations about certain markets, divestitures, restructurings, stock repurchases, financings, debt repayments, investment activities and our liquidity; the outcome or impact of pending litigation, claims or disputes; risks associated with third party providers; evolving regulations and increased scrutiny from regulators; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the global macroeconomic outlook, including but not limited to, the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, and the impact of new trade policy, including the implementation of global tariffs; retaliatory trade regulations and policies; economic disruptions caused by the potential impact of volatility and conflict in the geopolitical and economic environment; general uncertainty in the financial and capital markets; and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the Securities and Exchange Commission (SEC), generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended October 3, 2025 and September 27, 2024 each consisted of 13 weeks. The six months ended October 3, 2025 consisted of 27 weeks, whereas the six months ended September 27, 2024 consisted of 26 weeks. Our 2026 fiscal year consists of 53 weeks and ends on April 3, 2026.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net revenues	$1,220	$974	$2,477	$1,939
Operating income (loss)	$438	$402	$884	$819
Net income (loss)	$134	$161	$269	$342
Net income (loss) per share - diluted	$0.21	$0.26	$0.43	$0.55

	As Of
(In millions)	October 3, 2025	March 28, 2025
Cash, cash equivalents and restricted cash	$701	$1,006
Contract liabilities	$1,862	$1,923
Below are our financial highlights for the second quarter of fiscal 2026, compared to the corresponding period in the prior year:
•Net revenues increased $246 million, primarily due to higher sales in both our Cyber Safety Platform products and Trust-Based Solutions, including an increase of $202 million due to the acquisition of MoneyLion, reported in Trust-Based Solutions.
•Operating income increased $36 million, primarily due to increased net revenues described above, offset by an increase in marketing costs, payment processing fees, amortization of intangible assets and compensation related expenses.
•Net income decreased $27 million and net income per share decreased $0.05, primarily due to a decrease in other income (expense), net resulting from changes in fair value and impairment of our non-marketable equity investments partially offset by an increase in operating income as discussed above.
Below are our financial highlights for the first six months of fiscal 2026, compared to the corresponding period in the prior year:
•Net revenues increased $538 million, primarily due to higher sales in both our Cyber Safety Platform products and Trust-Based Solutions, including an increase of $370 million due to the acquisition of MoneyLion, and an increase of $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026.
•Operating income increased $65 million, primarily due to increased net revenues described above, offset by an increase in marketing costs, payment processing fees, amortization of intangible assets and compensation related expenses.
•Net income decreased $73 million and net income per share decreased $0.12, primarily due to a decrease in other income (expense), net resulting from changes in fair value and impairment of our non-marketable equity investments and an increase in income tax expense partially offset by an increase in operating income as discussed above.
•Cash and cash equivalents decreased by $305 million compared to March 28, 2025, primarily due to the cash consideration paid for our acquisition of MoneyLion, timing of principal payments of our Term A and B facilities and cash interest paid. This is partially offset by proceeds from the issuance of our Incremental Term Loan B and cash generated from operating activities during the first six months of fiscal 2026.
•Contract liabilities decreased $61 million compared to March 28, 2025, primarily due to billing seasonality.
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
GLOBAL MACROECONOMIC CONDITIONS
As a global company, our results of operations and cash flows may be influenced by global macroeconomic conditions and their impact on customer behavior. Global macroeconomic conditions include, but are not limited to, increased tariffs and an uncertain global trade environment, foreign currency exchange rate fluctuations, the impact of interest rate fluctuations, elevated inflation, ongoing and new geopolitical conflicts, the impacts of current and future trade regulations, instability in the global banking sector, slow growth and recession risks, and changes in legislation or regulations and actions by regulators, including changes in enforcement and administrative policies, any of which may be difficult to predict and may persist for an extended period.
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
We continue to monitor the direct and indirect impacts of these global macroeconomic or other geopolitical factors. If the economic uncertainty continues, we may experience negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Additional broader implications of these events on our business, results of operations, and overall financial position still remain uncertain and could result in further adverse impacts to our reported results. For further discussion of the potential impacts of global macroeconomic conditions on our business, please see Part 1, Item III and “Risk Factors” in Part II, Item 1A below.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles in the U.S. requires us to make estimates, including judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates, judgments and assumptions on historical experience and on various other factors we believe to be reasonable under the circumstances. We evaluate our estimates, judgments and assumptions on a regular basis and make changes accordingly. Management believes that the accounting estimates employed and the resulting amounts are reasonable; however, actual results may differ from these estimates. Making estimates, judgments and assumptions about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates, judgments or assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025 and significant policies adopted as a result of our acquisition of MoneyLion are included in Note 1 on this Form 10-Q. There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended October 3, 2025.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net revenues	100%	100%	100%	100%
Cost of revenues	22	20	22	20
Gross profit	78	80	78	80
Operating expenses:
Sales and marketing	24	19	24	19
Research and development	8	9	8	8
General and administrative	5	7	5	6
Amortization of intangible assets	5	5	4	4
Restructuring and other costs	0	0	1	0
Total operating expenses	42	39	43	38
Operating income (loss)	36	41	36	42
Interest expense	(12)	(15)	(12)	(16)
Other income (expense), net	(5)	1	(2)	1
Income (loss) before income taxes	19	26	22	28
Income tax expense (benefit)	8	10	11	10
Net income (loss)	11%	17%	11%	18%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 3, 2025	September 27, 2024	Change in %	October 3, 2025	September 27, 2024	Change in %
Net revenues	$1,220	$974	25%	$2,477	$1,939	28%
Three Months Ended October 3, 2025 Compared with Three Months Ended September 27, 2024
Net revenues increased $246 million, due to a $25 million increase in sales of our Cyber Safety Platform products and a $221 million increase in sales of our Trust-Based Solutions, including a $202 million increase in Trust-Based Solutions due to the acquisition of MoneyLion.
Six Months Ended October 3, 2025 Compared with Six Months Ended September 27, 2024
Net revenues increased $538 million, due to a $114 million increase in sales of our Cyber Safety Platform products and a $424 million increase in sales of our Trust-Based Solutions, including a $370 million increase in Trust-Based Solutions due to the acquisition of MoneyLion. Net revenues also increased $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026, impacting both segment financials. Specifically, the additional week contributed $56 million to our Cyber Safety Platform and $31 million to Trust-Based Solutions.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended		Six Months Ended (1)
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Cyber Safety Platform	$814	$789	$1,683	$1,569
Trust-Based Solutions	406	185	794	370
Total net revenues	$1,220	$974	$2,477	$1,939

Direct revenues	$1,010	$862	$2,064	$1,714
Partner revenues	210	112	413	225
Total net revenues	$1,220	$974	$2,477	$1,939

Total bookings	$1,222	$964	$2,424	$1,877

	As of
(In millions)	October 3, 2025	September 27, 2024
Total paid customers	77	67

(1)    From time to time, changes in allocation methodologies cause changes to the revenue categories above. When changes occur, we recast historical amounts to match the current methodology, such as for the six months ended October 3, 2025, where we aligned allocation methodologies across our channels.
Revenue from Cyber Safety Platform increased $25 million and $114 million, respectively, during the three and six months ended October 3, 2025 due to growth across our cyber safety membership offerings and, for the six month period, the additional week in the first quarter of fiscal 2026. Revenue from Trust Based Solutions increased $221 million and $424 million, respectively, during the three and six months ended October 3, 2025 primarily due to the acquisition of MoneyLion, continued growth in our identity point solutions and, for the six month period, the additional week in the first quarter of fiscal 2026.
Direct revenue reflects subscriptions sold directly through e-commerce or mobile channels, and revenue generated from financial transactions directly made through Gen properties or marketplaces.
Partner revenue reflects partner-sourced and channel revenue via retailers, employee benefits, telcos, publishers, and strategic partnerships, including revenue generated from product usage or products sold through our financial marketplace.
Total bookings are defined as customer orders received that are expected to generate net revenues in the future. We present the operational metric of bookings because it reflects customers’ demand for our products and services and to assist readers in analyzing our performance in future periods.
We define paid customers as active users of our products and solutions, including subscribers with an active paid subscription to our products at the end of the reported period. Paid customers also includes product users with a unique account and at least one revenue-generating transaction in the relevant active period of each respective product category, whether through our first-party personal finance products, transacting through our financial marketplaces, or generating revenue through product usage. We exclude users on free trials and those who have not actively transacted in the relevant period of each respective product category.
In order to properly reflect our customer cohorts that contribute to revenue given the dynamic nature of consumers and our product portfolio, our methodology is subject to change from time to time. The methodologies used to measure these metrics require judgment and we regularly review our metrics to improve their accuracy. However, our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. We generally do not intend to update previously disclosed metrics for any such inaccuracies or adjustments that are deemed not material.

Net revenues by geographical region

	Three Months Ended		Six Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Americas	71%	66%	71%	66%
EMEA	21%	24%	21%	24%
APJ	8%	10%	8%	10%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue in Americas increased primarily due to our acquisition of MoneyLion during the three and six months ended October 3, 2025 as compared to the three and six months ended September 27, 2024.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 3, 2025	September 27, 2024	Change in %	October 3, 2025	September 27, 2024	Change in %
Cost of revenues	$266	$194	37%	$533	$384	39%
Three Months Ended October 3, 2025 Compared with Three Months Ended September 27, 2024
Cost of revenues, increased $72 million, primarily due to a $46 million increase in partner revenue share in Trust-Based Solutions, a $12 million increase in payment processing fees and an $8 million increase in amortization of intangible assets.
Six Months Ended October 3, 2025 Compared with Six Months Ended September 27, 2024
Cost of revenues, including the impact of one additional week, increased $149 million, primarily due to a $95 million increase in partner revenue share in Trust-Based Solutions, a $25 million increase in payment processing fees and a $16 million increase in amortization of intangible assets.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except for percentages)	October 3, 2025	September 27, 2024	Change in %	October 3, 2025	September 27, 2024	Change in %
Sales and marketing	$297	$184	61%	$594	$367	62%
Research and development	100	83	20%	209	164	27%
General and administrative	60	64	(6)%	134	116	16%
Amortization of intangible assets	55	44	25%	109	87	25%
Restructuring and other costs	4	3	33%	14	2	600%
Total operating expenses	$516	$378	37%	$1,060	$736	44%
Three Months Ended October 3, 2025 Compared with Three Months Ended September 27, 2024
Sales and marketing expense increased $113 million, primarily due to a $55 million increase in loss on sale of Instacash Advances, a $27 million increase in marketing expenses, a $19 million increase in headcount costs and a $10 million increase in stock-based compensation expense.
Research and development expense increased $17 million, primarily due to an $8 million increase in headcount costs, a $4 million increase in stock-based compensation expense and a $3 million increase in equipment expenses.
General and administrative expense remained relatively flat.
Amortization of intangible assets increased $11 million, primarily due to our acquisition of MoneyLion.
Restructuring and other costs remained relatively flat. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2026 restructuring activities.
Six Months Ended October 3, 2025 Compared with Six Months Ended September 27, 2024
Sales and marketing expense, including the impact of one additional week, increased $227 million, primarily due to a $91 million increase in loss on sale of Instacash Advances, a $61 million increase in marketing expenses, a $40 million increase in headcount costs and a $25 million increase in stock-based compensation expense.
Research and development expense, including the impact of one additional week, increased $45 million, primarily due to a $24 million increase in headcount costs, a $9 million increase in stock-based compensation expense and $6 million increase in occupancy and IT costs.
General and administrative expense, including the impact of one additional week, increased $18 million, primarily due to a $22 million increase in stock-based compensation expense, a $16 million increase in headcount costs and an $8 million increase in provision for credit losses. This is partially offset by a $33 million decrease in litigation settlement expense.

Amortization of intangible assets increased $22 million, primarily due to our acquisition of MoneyLion.
Restructuring and other costs increased $12 million, primarily due to an increase in severance and termination benefits in connection with the September 2022 and April 2025 Plans. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2026 restructuring activities.
Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Interest expense	$(146)	$(149)	$(302)	$(302)
Interest income	6	6	15	14
Foreign exchange gain (loss)	2	(2)	2	2
Change in fair value and impairment of non-marketable equity investments	(69)	—	(69)	—
Gain (loss) on sale of property	—	—	(1)	—
Other	2	1	4	1
Total non-operating income (expense), net	$(205)	$(144)	$(351)	$(285)
Three Months Ended October 3, 2025 Compared with Three Months Ended September 27, 2024
Non-operating income (expense), net, increased by $61 million, primarily due to a $69 million change in fair value and impairment of our non-marketable equity investments.
Six Months Ended October 3, 2025 Compared with Six Months Ended September 27, 2024
Non-operating income (expense), net, increased by $66 million, primarily due to a $69 million change in fair value and impairment of our non-marketable equity investments.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except for percentages)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Income (loss) before income taxes	$233	$258	$533	$534
Income tax expense (benefit)	$99	$97	$264	$192
Effective tax rate	42%	38%	50%	36%
Our effective tax rate for the three and six months ended October 3, 2025 and three and six months ended September 27, 2024 differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, increases in valuation allowances, and the U.S. taxation on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to us beginning in fiscal year 2026. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. The impacts of the Act are included in our operating results for the three and six months ended October 3, 2025. The Act is not expected to have a material impact on our effective tax rate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of MoneyLion through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of October 3, 2025, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	October 3, 2025	September 27, 2024
Net cash provided by (used in):
Operating activities	$525	$422
Investing activities	$(880)	$(10)
Financing activities	$48	$(538)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Net cash provided by operating activities of $525 million for the six months ended October 3, 2025 was primarily comprised of net income adjusted for the net effect of non-cash items. Changes in working capital sources and uses of cash include decreases in income taxes payable, Instacash Advances held for sale, contract liabilities, accounts payable and other liabilities.
Cash from investing activities
Net cash used in investing activities of $880 million for the six months ended October 3, 2025 was primarily related to the cash consideration paid for our acquisition of MoneyLion.
Cash from financing activities
Net cash provided by financing activities of $48 million for the six months ended October 3, 2025 was primarily due to proceeds from the issuance of our Incremental Term Loan B of $741 million, net of debt issuance cost. This was partially offset by mandatory and voluntary prepayments of our Term A and B Facilities, quarterly dividend payments, and repurchases of common stock under our repurchase program.
Cash and cash equivalents
As of October 3, 2025, we had cash and cash equivalents of $691 million, excluding restricted cash, of which $380 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1,494 million, net of our letters of credit, which expires in September 2027.
Stock repurchases
During the six months ended October 3, 2025 and September 27, 2024, we executed repurchases of 5 million and 11 million of our common stock under our existing stock repurchase program for an aggregate amount of $134 million and $272 million, respectively. We did not have any stock repurchases during the three months ended October 3, 2025 and September 27, 2024.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.

Debt instruments
As of October 3, 2025, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	October 3, 2025
Term Loans	$6,304
Senior Notes	2,450
Other Debt	40
Total debt	$8,794
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of October 3, 2025, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On November 6, 2025, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2025. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of October 3, 2025, the remaining balance of our stock repurchase authorization was $2,594 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, obligations under various non-cancellable leases and potential other legal contingencies. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of October 3, 2025, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,544 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
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
Interest rate risk
As of October 3, 2025, we had $2,490 million in aggregate principal amount of fixed-rate Senior Notes and other fixed-rate debts outstanding, with a carrying amount and a fair value of $2,550 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of October 3, 2025, we also had $6,304 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $63 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $4 million increase or $4 million decrease in the fair values of our floating to fixed rate interest swaps on October 3, 2025.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in Gen’s internal control over financial reporting or in other factors that occurred during the second quarter of fiscal 2026, except for our acquisition of MoneyLion discussed below, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively, and are increasingly becoming more sophisticated and harder to detect due to the use of “deepfakes”, voice imitation technology and other AI tools. Despite our efforts, we are not always able to anticipate these techniques or to implement adequate or timely preventive or reactive measures. Our brands and their third-party service providers from time to time have experienced and may in the future continue to experience such instances, and we may experience heightened risks of cyberattacks and other security breaches or disruptions as a result of the ongoing unification efforts to integrate certain legacy IT infrastructure and systems. Threat actors have previously and could in the future exploit a new vulnerability before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems. In addition, our internal IT environment continues to evolve. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. The increasing use of Gen AI models in our internal systems which may create new attack methods for adversaries. Our business policies and internal security controls may not keep pace with these changes as new threats emerge, or new cybersecurity regulations emerge in jurisdictions worldwide.
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
As of October 3, 2025, we had an aggregate of $8,794 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,494 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Under our stock repurchase program, shares may be purchased on the open market and through accelerated stock repurchase transactions. As of October 3, 2025, we have $2,594 million remaining authorized to be completed in future periods with no expiration date. No shares were repurchased during the three months ended October 3, 2025.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended October 3, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
19.01	Insider Trading Policy					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

November 7, 2025