Form 10-Q
period 2026-01-02
Gen Digital Inc.
filed 2026-02-06
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of February 3, 2026 was 605,663,774 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended January 2, 2026
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	January 2, 2026	March 28, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$619	$1,006
Accounts receivable, net	361	171
Other current assets	257	245
Assets held for sale	16	22
Total current assets	1,253	1,444
Property and equipment, net	69	60
Intangible assets, net	2,212	2,267
Goodwill	10,847	10,237
Deferred income tax assets	1,258	1,218
Other long-term assets	192	269
Total assets	$15,831	$15,495
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83	$94
Accrued compensation and benefits	116	105
Current portion of long-term debt	240	291
Contract liabilities	1,822	1,846
Other current liabilities	427	515
Total current liabilities	2,688	2,851
Long-term debt	8,167	7,968
Long-term contract liabilities	84	77
Deferred income tax liabilities	220	222
Long-term income taxes payable	1,583	1,420
Other long-term liabilities	757	688
Total liabilities	13,499	13,226
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 606 and 617 shares issued and outstanding as of January 2, 2026 and March 28, 2025, respectively	2,281	2,066
Accumulated other comprehensive income (loss)	19	(33)
Retained earnings (accumulated deficit)	32	236
Total stockholders’ equity (deficit)	2,332	2,269
Total liabilities and stockholders’ equity (deficit)	$15,831	$15,495
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net revenues	$1,240	$986	$3,717	$2,925
Cost of revenues	268	193	801	577
Gross profit	972	793	2,916	2,348
Operating expenses:
Sales and marketing	307	182	901	549
Research and development	96	84	305	248
General and administrative	70	108	204	224
Amortization of intangible assets	55	43	164	130
Restructuring and other costs	11	2	25	4
Total operating expenses	539	419	1,599	1,155
Operating income (loss)	433	374	1,317	1,193
Interest expense	(137)	(141)	(439)	(443)
Other income (expense), net	13	(25)	(36)	(8)
Income (loss) before income taxes	309	208	842	742
Income tax expense (benefit)	117	49	381	241
Net income (loss)	$192	$159	$461	$501

Net income (loss) per share - basic	$0.31	$0.26	$0.75	$0.81
Net income (loss) per share - diluted	$0.31	$0.26	$0.74	$0.80

Weighted-average shares outstanding:
Basic	611	616	615	618
Diluted	618	623	622	624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net income (loss)	$192	$159	$461	$501
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	16	(69)	55	(47)
Net unrealized gain (loss) on interest rate derivative instruments	(1)	9	(3)	(10)
Other comprehensive income (loss), net of taxes	15	(60)	52	(57)
Comprehensive income (loss)	$207	$99	$513	$444
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended January 2, 2026	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of October 3, 2025	617	$2,236	$4	$217	$2,457
Net income (loss)	—	—	—	192	192
Other comprehensive income (loss), net of taxes	—	—	15	—	15
Shares withheld for taxes related to vesting of stock units	—	(4)	—	—	(4)
Repurchases of common stock (1)	(11)	(3)	—	(300)	(303)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(2)	—	(77)	(79)
Stock-based compensation	—	54	—	—	54
Balance as of January 2, 2026	606	$2,281	$19	$32	$2,332

Nine months ended January 2, 2026	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 28, 2025	617	$2,066	$(33)	$236	$2,269
Net income (loss)	—	—	—	461	461
Other comprehensive income (loss), net of taxes	—	—	52	—	52
Common stock issued under employee stock incentive plans	7	7	—	—	7
Shares withheld for taxes related to vesting of stock units	(2)	(52)	—	—	(52)
Repurchases of common stock (1)	(16)	(3)	—	(434)	(437)
Cash dividends declared ($0.375 per share of common stock) and dividend equivalents accrued	—	(7)	—	(231)	(238)
Stock-based compensation	—	176	—	—	176
Fair value of replacement awards issued in connection with business acquisitions	—	21	—	—	21
Fair value of CVR issued in connection with business acquisitions	—	73	—	—	73
Balance as of January 2, 2026	606	$2,281	$19	$32	$2,332

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
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	January 2, 2026	December 27, 2024
OPERATING ACTIVITIES:
Net income (loss)	$461	$501
Adjustments:
Amortization and depreciation	374	315
Impairments and write-offs of current and long-lived assets	—	2
Stock-based compensation expense	175	97
Loss on sale of Instacash Advances	146	—
Deferred income taxes	—	(50)
Gain on sale of nonfinancial assets	(15)	—
Non-cash operating lease expense	13	11
Change in fair value and impairment of non-marketable equity investments	79	30
Legal contract dispute cost	—	42
Foreign currency remeasurement loss (gain)	86	(14)
Other	35	10
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(66)	(34)
Accounts payable	(52)	35
Accrued compensation and benefits	11	16
Contract liabilities	(1)	(27)
Income taxes payable	(113)	(136)
Instacash Advances held for sale, net	(148)	—
Other assets	72	75
Other liabilities	9	(125)
Net cash provided by (used in) operating activities	1,066	748
INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(12)
Purchase of non-marketable equity investments	—	(4)
Payments for acquisitions, net of cash acquired	(876)	—
Proceeds from sale of non-marketable equity investments	13	—
Proceeds from the sale of property	21	—
Proceeds from sale of nonfinancial assets	40	—
Other	(1)	(1)
Net cash provided by (used in) investing activities	(822)	(17)
FINANCING ACTIVITIES:
Repayments of debt	(660)	(147)
Proceeds from issuance of debt, net of issuance costs of $9 million	741	—
Net proceeds from sales of common stock under employee stock incentive plans	7	6
Tax payments related to vesting of stock units	(52)	(25)
Dividends and dividend equivalents paid	(236)	(236)
Repurchases of common stock	(434)	(272)
Net cash provided by (used in) financing activities	(634)	(674)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	3	(20)
Change in cash, cash equivalents and restricted cash	(387)	37
Beginning cash, cash equivalents and restricted cash	1,006	846
Ending cash, cash equivalents and restricted cash	$619	$883
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025. The results of operations for the three and nine months ended January 2, 2026 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and nine month periods in this report relate to fiscal periods ended January 2, 2026 and December 27, 2024. The three months ended January 2, 2026 and December 27, 2024 each consisted of 13 weeks. The nine months ended January 2, 2026 consisted of 40 weeks, whereas the nine months ended December 27, 2024 consisted of 39 weeks. Our 2026 fiscal year consists of 53 weeks and ends on April 3, 2026.
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
Restricted Cash
Restricted cash consists of cash required to be held in reserve by our vendors to support loan and Instacash Advance processing and funding activities. All cash accounts are held in federally insured institutions, which may at times exceed federally insured limits.
With the exception of those discussed in Note 2 and new significant accounting policies as a result of our acquisition of MoneyLion, there have been no material changes to our significant accounting policies as of and for the three and nine months ended January 2, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025.
Note 2. Recent Accounting Standards
Recently issued authoritative guidance not yet adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance to update income tax disclosure requirements, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. We will adopt the standard in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. The adoption of the standard will modify our disclosures but will not have an impact on our consolidated financial position, results of operations or statement of cash flows.
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
Note 3. Sale of Instacash Advances
Instacash Advance Product Overview
Instacash Advances are our non-recourse earned wage access (EWA) product that provides customers with early access to their anticipated income deposits. Customers who link a bank account can access Instacash Advances at any time during a regular deposit period, up to an approved limit. This product gives customers financial flexibility to address short-term cash needs.
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
Instacash Advances are sold pursuant to a Master Receivables Purchase Agreement (the Purchase Agreement) with Sound Point Capital Management LP (Sound Point). The Purchase Agreement allows the purchasers to acquire, on a committed basis and subject to certain conditions and concentration limits, a majority of our eligible Instacash Advances, up to an aggregate facility limit of $225 million at any given time. The Purchase Agreement has an initial two-year term beginning on June 30, 2024, with a one-year extension option upon mutual agreement. During the three and nine months ended January 2, 2026, we sold $1,084 million and $2,912 million, respectively, of Instacash Advances under the Purchase Agreement and had $24 million of unused capacity as of January 2, 2026. Optional Turbo Fees and Tips associated with Instacash Advances are excluded from the sale and are not transferred under the Purchase Agreement.
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
Instacash Advances that have been originated and are pending sale under the Purchase Agreement are classified as held for sale and are measured at the lower of cost or fair value. During the three and nine months ended January 2, 2026, we recognized $55 million and $146 million, respectively, in loss on the mark-to-market and sale of Instacash Advances, which is recorded in sales and marketing in our Condensed Consolidated Statement of Operations. If an Instacash Advance does not qualify for sale pursuant to the Purchase Agreement or if the intent to sell ceases, the Instacash Advance is reclassified to Accounts receivable, net, and carried at net realizable value.
In connection with the Purchase Agreement, MoneyLion Technologies Inc. (the Servicer), a wholly owned subsidiary of ours, entered into a Servicing Agreement with Sound Point and the purchasers party thereto. Under this agreement, we are responsible for servicing the sold receivables, including collections, remittances, and reporting. We earn a fixed percentage of net collections as a servicing fee, which is recognized as income when collections are received. As of January 2, 2026, we were responsible for servicing $275 million of Instacash Advances sold under the Purchase Agreement. For the three and nine months ended January 2, 2026, we recognized $16 million and $42 million, respectively, in servicing income, recorded in Net revenues in our Condensed Consolidated Statement of Operations. As of January 2, 2026, we have $23 million payable to Sound Point relating to the servicing activity, which will be settled using restricted cash and receivables from payment processors recorded in Other current assets.
Refer to Note 7 for a breakdown of our Instacash Advances balance, which are included in accounts receivable, net in our Condensed Consolidated Balance Sheets.
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
Under the terms of the definitive agreement, each share of Class A common stock, par value $0.0001 per share, of MoneyLion, that was issued and outstanding as of immediately prior to the effective time of the acquisition was automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $82.00, without interest thereon. Additionally, we cancelled all in-the money outstanding stock options, whether vested or unvested, and converted into the right to receive (i) an amount in cash, without interest thereon, equal to the product obtained by multiplying (a) the number of in-the-money outstanding stock option immediately prior to the close by (b) the excess, if any, of MoneyLion’s closing stock price over the exercise price per share of such in-the-money stock option and (ii) one CVR in respect of each in-the-money stock option immediately prior to the close. Any outstanding stock option with an exercise price greater than or equal to MoneyLion’s closing stock price per share was forfeited and canceled for no consideration. We paid cash consideration of approximately $935 million for 100% of MoneyLion’s issued and outstanding common stock and in-the-money outstanding stock options.
In addition, for each share owned, MoneyLion shareholders received at closing one CVR that entitles the holder to a contingent payment of $23.00 in the form of shares of our common stock (issuable based on an assumed share price of $30.48 per Gen share) if our average volume-weighted average share price reaches at least $37.50 per share over 30 consecutive trading days from December 10, 2024 until April 17, 2027. As of the close of the acquisition, we issued 12 million CVRs representing a fair value of approximately $73 million. Refer to Note 14 for further discussion on the CVRs.
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
Our preliminary allocation of the aggregate purchase price, based on the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date, inclusive of measurement period adjustments, is as follows:

(In millions)	April 17, 2025
Assets:
Accounts receivable (1)	$140
Other current assets	51
Assets held for sale	14
Property and equipment	2
Operating lease assets	14
Intangible assets	347
Goodwill	567
Other long-term assets	51
Total assets acquired	1,186
Liabilities:
Accounts payable	41
Current liabilities	108
Contract liabilities	1
Operating lease liabilities	14
Other long-term obligations	52
Total liabilities assumed	216
Total purchase price	$970

(1)    Gross accounts receivable at acquisition date and the amount of receivables expected to be collected are materially the same.
The allocation of the purchase price is based upon a preliminary valuation, as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. The primary areas of preliminary purchase price allocation that are not yet finalized include certain tax and litigation matters. During the third quarter of fiscal 2026, we recorded measurement period adjustments resulting in an increase to goodwill of $8 million, net of tax, primarily related to pre-acquisition litigation of MoneyLion, which resulted in an increase of $2 million to other long-term assets and an increase of $10 million to other long-term obligations.
The preliminary goodwill of $567 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the acquisition, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our Trust-Based Solutions Segment. The goodwill recognized is not expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.
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
Impact on operating results
Our results of operations for the three and nine months ended January 2, 2026 includes $218 million and $588 million, respectively, of net revenues attributable to MoneyLion beginning April 17, 2025. It is impracticable to provide after-tax earnings attributable to MoneyLion subsequent to the acquisition due to the integration of our operations. We do not consider MoneyLion to be a separate operating unit or separate reporting segment, but rather an integrated brand, selling and marketing strategy within our Trust-Based Solutions segment.
We recognized immaterial transaction costs for the three and nine months ended January 2, 2026. These costs were primarily associated with legal and professional services, which were expensed as incurred and included in general and administrative expenses in our Condensed Consolidated Statement of Operations.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and nine months ended January 2, 2026 and December 27, 2024, as if the acquisition had been completed on March 30, 2024, the first day of fiscal 2025. The results below include the alignment of fiscal reporting periods and the impact of nonrecurring proforma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, stock-based compensation related to awards issued in conjunction with the acquisition, acquisition-related transaction costs, accounting policy alignment and the income tax effect of other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net revenues	$1,240	$1,118	$3,749	$3,304
Net income (loss)	$205	$129	$488	$433
The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2025.

Note 5. Revenues
Disaggregation of revenues
The following table summarizes the components of our net revenues:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Subscription and service revenue (1)	$1,236	$986	$3,705	$2,925
Net interest income on notes receivable	4	—	12	—
Net revenues	$1,240	$986	$3,717	$2,925

(1)    Subscription and service revenue includes amounts related to our Instacash Advances of $127 million and $338 million, during the three and nine months ended January 2, 2026, respectively. Refer to Note 3 for additional information regarding our Instacash Advances.
Contract liabilities
During the three and nine months ended January 2, 2026, we recognized $740 million and $1,677 million from the contract liabilities balances at October 3, 2025 and March 28, 2025, respectively. During the three and nine months ended December 27, 2024, we recognized $742 million and $1,620 million from the contract liabilities balances as of September 27, 2024 and March 29, 2024, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and, when applicable, amounts that will be billed and recognized as revenue in future periods. As of January 2, 2026, we had $1,250 million of remaining performance obligations, excluding customer deposit liabilities of $656 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
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
The changes in the carrying amount of goodwill allocated to our reportable segments are as follows:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Total
Balance as of March 28, 2025	$7,371	$2,866	$10,237
Acquisitions	—	567	567
Translation adjustments	31	12	43
Balance as of January 2, 2026	$7,402	$3,445	$10,847

Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	January 2, 2026			March 28, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,222	$(572)	$650	$1,159	$(442)	$717
Developed technology	1,451	(766)	685	1,332	(595)	737
Other	180	(42)	138	98	(24)	74
Total finite-lived intangible assets	2,853	(1,380)	1,473	2,589	(1,061)	1,528
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,592	$(1,380)	$2,212	$3,328	$(1,061)	$2,267
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Customer relationships and other	$55	$43	$164	$130	Operating expenses
Developed technology	67	56	198	171	Cost of revenues
Total	$122	$99	$362	$301
As of January 2, 2026, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2026	$115
2027	460
2028	456
2029	281
2030	110
Thereafter	51
Total	$1,473
Asset purchase agreement
In October 2025, we entered into a purchase agreement to sell certain developed technology and assets for $40 million plus the assumption of liabilities related to our digital identity offering to a third-party, who previously licensed the use of the intellectual property from us. We completed the transaction in November 2025. Pursuant to the sale, we derecognized developed technology and other assets, net of associated liabilities, with an aggregate carrying value of approximately $22 million. We accounted for the transaction as a sale of nonfinancial assets under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial assets. We recognized a gain on sale of nonfinancial assets of approximately $15 million during the three and nine months ended January 2, 2026, which is included as part of Other income (expense), net in our Condensed Consolidated Statement of Operations.

Note 7. Supplementary Information
Cash, cash equivalents and restricted cash:

(In millions)	January 2, 2026	March 28, 2025
Cash	$332	$462
Cash equivalents	284	544
Restricted cash	3	—
Total cash, cash equivalents and restricted cash	$619	$1,006
Accounts receivable, net:

(In millions)	January 2, 2026	March 28, 2025
Trade receivable	$237	$173
Notes receivable	132	—
Instacash Advances	1	—
Allowance for doubtful accounts	(9)	(2)
Total accounts receivable, net	$361	$171
Assets held for sale:

(In millions)	January 2, 2026	March 28, 2025
Properties held for sale	$—	$22
Instacash Advances held for sale	16	—
Total assets held for sale	$16	$22
Properties held for sale
In October 2025, we completed the sale of certain land and buildings in Dublin, Ireland, which were previously classified to assets held for sale during the fourth quarter of fiscal year 2023 for cash consideration of $12 million, net of transaction costs, and recognized an immaterial gain on sale.
Instacash Advances held for sale
Instacash Advances held for sale as of January 2, 2026, represent Instacash Advances that we originated and are pending sale under the Purchase Agreement. Refer to Note 3 for additional information regarding the sale of our Instacash Advances.
Short-term contract liabilities:

(In millions)	January 2, 2026	March 28, 2025
Deferred revenue	$1,166	$1,189
Customer deposit liabilities	656	657
Total short-term contract liabilities	$1,822	$1,846
Supplemental cash flow information:

	Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024
Income taxes paid (received), net of refunds	$371	$394
Interest expense paid	$465	$445
Cash paid for amounts included in the measurement of operating lease liabilities	$15	$13
Originations of certain Instacash Advances held for sale	$(2,912)	$—
Proceeds from the sale of certain Instacash Advances	$2,764	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$18	$4
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(6)	$(13)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$1
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

	January 2, 2026			March 28, 2025
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$264	$264	$—	$544	$544	$—
Time deposits	20	—	20	—	—	—
Interest rate swaps (1)	—	—	—	3	—	3
Total assets	$284	$264	$20	$547	$544	$3

(1)    The fair value of the interest rate swaps are less than $1 million as of January 2, 2026.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of January 2, 2026 and March 28, 2025, the carrying value of our non-marketable equity investments was $16 million and $109 million, respectively, and is included in Other long-term assets in our Condensed Consolidated Balance Sheets.
During the three and nine months ended January 2, 2026, we sold an equity interest in a non-marketable equity investment. In connection with the sale, we received both cash proceeds and non-cash proceeds in the form of an equity investment. We recognized a gain of $11 million, which is included in Other income (expense), net in our Condensed Consolidated Statement of Operations. We also recognized other immaterial losses on sale of our non-marketable equity investments during the three and nine months ended January 2, 2026, in Other income (expense), net in our Condensed Consolidated Statement of Operations.
We recognized impairments of $10 million and $90 million on our non-marketable equity investments during the three and nine months ended January 2, 2026, respectively, in Other income (expense), net in our Condensed Consolidated Statement of Operations. We recognized an impairment of $30 million on our non-marketable equity investments during the three and nine months ended December 27, 2024, in Other income (expense), net in our Condensed Consolidated Statement of Operations.
Current and long-term debt
As of January 2, 2026 and March 28, 2025, the total fair value of our current and long-term fixed rate debt was $2,514 million and $2,475 million, respectively. The fair value of our variable rate debt approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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
The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Operating lease costs	$5	$3	$14	$10
Short-term lease costs	—	1	1	2
Variable lease costs	1	1	3	3
Total lease costs	$6	$5	$18	$15

Other information related to our operating leases was as follows:

	January 2, 2026	March 28, 2025
Weighted-average remaining lease term	4.3 years	4.7 years
Weighted-average discount rate	6.09%	5.71%
See Note 7 for cash flow information related to our operating leases.
As of January 2, 2026, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
Remainder of 2026	$3
2027	23
2028	16
2029	14
2030	12
Thereafter	8
Total lease payments	76
Less: Imputed interest	(9)
Present value of lease liabilities	$67
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	January 2, 2026	March 28, 2025	Effective Interest Rate
Term A Facility due September 12, 2027	$2,949	$3,519	SOFR + %
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,349	2,386	SOFR + %
7.125% Senior Notes due September 30, 2030	600	600	7.13%
Incremental Term B Facility due April 16, 2032	746	—	SOFR + %
6.25% Senior Notes due April 1, 2033	950	950	6.25%
Total principal amount	8,494	8,355
Less: unamortized discount and issuance costs	(87)	(96)
Total debt	8,407	8,259
Less: current portion	(240)	(291)
Total long-term debt	$8,167	$7,968
As of January 2, 2026, the future contractual maturities of debt by fiscal year are as follows:

(In millions)
Remainder of 2026	$60
2027	240
2028	3,649
2029	44
2030	2,237
Thereafter	2,264
Total future maturities of debt	$8,494
Other debt
In December 2021, ROAR 2 SPV Finance LLC, a wholly owned indirect subsidiary of MoneyLion Inc. that was previously consolidated as a variable interest entity (VIE) (the ROAR 2 SPV Borrower), entered into a credit agreement (the ROAR 2 SPV Credit Facility) to finance a portion of MoneyLion’s notes receivables. Under this arrangement, MoneyLion sold certain originated loans and receivables to the ROAR 2 SPV Borrower, which pledged these receivables and related cash flows, along with required cash collateral, to secure borrowings under the ROAR 2 SPV Credit Facility. The underlying loans and receivables were originated and serviced by other wholly owned subsidiaries. The ROAR 2 SPV Borrower was evaluated for consolidation and previously was determined to be a VIE requiring consolidation. In December 2025, the ROAR 2 SPV Credit Facility was repaid and expired in accordance with its terms and there is no longer a variable interest. We continue to consolidate ROAR 2 SPV Finance LLC as a wholly-owned subsidiary under the voting equity interest model.
Debt covenant compliance

The Amended Credit Agreement, which includes our Term Loans and Revolving Facility, contains customary representations and warranties, affirmative and negative covenants. Each of the Revolving Facility and Term A Facility are subject to a covenant that we maintain a consolidated leverage ratio less than or equal to (i) 6.0 to 1.0 from the second quarter of fiscal 2023 through the last day of the second quarter of fiscal 2024, (ii) 5.75 to 1.0 following the last day of the second quarter of fiscal 2024 through the last day of the second quarter of fiscal 2025 and (iii) 5.25 to 1.0 for each fiscal quarter thereafter; provided that such maximum consolidated leverage ratio will increase to 5.75 to 1.0 for the four fiscal quarters ending immediately should we acquire property, business or assets in an aggregate amount greater than $250 million.
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and a change of control event.
As of January 2, 2026, we were in compliance with all financial debt covenants.
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
As of January 2, 2026 and March 28, 2025, the notional amounts of foreign exchange contracts not designated as hedging instruments were $279 million and $230 million, respectively.
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
As of January 2, 2026 and March 28, 2025, the notional amount of interest rate swap contracts designated as cash flow hedges were $1,000 million. As of January 2, 2026, we estimate that an immaterial amount of net deferred losses related to our interest rate hedges will be recognized in earnings over the next 12 months.
Summary
The activity related to our foreign currency exchange forward contracts and interest rate swaps was immaterial as of January 2, 2026 and March 28, 2025, and for the three and nine months ended January 2, 2026 and December 27, 2024.
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

Actions under this plan included the reduction of our workforce, contract terminations, facilities closures, the sale of underutilized facilities, and stock-based compensation charges for accelerated equity awards to certain terminated employees. As of January 2, 2026, we have incurred cumulative costs of $138 million related to the September 2022 Plan. The majority of actions under the plan were completed by March 28, 2025, and thus the remaining activity and accrual balance are immaterial and we anticipate incurring only immaterial additional expenses during fiscal year 2026 as the plan winds down.
April 2025 Plan
In connection with our acquisition of MoneyLion, our Board of Directors approved a restructuring plan (the April 2025 Plan). Actions under this plan include the reduction of our workforce, contract terminations, facilities consolidation, asset write-offs and other restructuring costs. The total estimated cost of the plan is approximately $30 million, of which $19 million has been incurred to date under the April 2025 Plan. As of January 2, 2026, we had a restructuring liability of $8 million related to the April 2025 Plan.
Note 13. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Income (loss) before income taxes	$309	$208	$842	$742
Income tax expense (benefit)	$117	$49	$381	$241
Effective tax rate	38%	24%	45%	32%
Our effective tax rate for the three and nine months ended January 2, 2026 and three and nine months ended December 27, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, increases in valuation allowances, and the U.S. taxation on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to us beginning in fiscal year 2026. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. The impacts of the Act are included in our operating results for the three and nine months ended January 2, 2026. The Act has not had, and is not expected to have, a material impact on our effective tax rate.
Note 14. Stockholders' Equity
Dividends
On February 5, 2026, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in March 2026. All shares of common stock issued and outstanding and all RSUs and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights, respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed in connection with the acquisition of Avast and the 4 million assumed RSUs under the MoneyLion Plan will not be entitled to dividend equivalent rights (DERs). See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Contingent value rights
In connection with the acquisition of MoneyLion, we issued 12 million equity-classified CVRs to MoneyLion shareholders and optionholders. The CVRs entitle holders to receive a contingent payment of $23.00 per CVR, payable in shares of Gen’s common stock, if our average volume-weighted average share price equals or exceeds $37.50 over any 30 consecutive trading days from December 10, 2024 until April 17, 2027. The CVRs were recorded as a component of additional paid-in capital at a fair value of approximately $73 million as of the acquisition date, based on a Monte-Carlo simulation valuation model. As of January 2, 2026, there were 12 million CVRs outstanding. Refer to Note 4 for additional information regarding the CVRs and our acquisition of MoneyLion.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of January 2, 2026, we had $2,294 million remaining under the authorization to be completed in future periods.
The following table summarizes activity related to our stock repurchase program during three and nine months ended January 2, 2026 and December 27, 2024:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Number of shares repurchased	11	—	16	11
Average price per share	$26.57	$—	$26.94	$24.65
Aggregate purchase price	$300	$—	$434	$272
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) On Derivative Instruments	Total
Balance as of March 28, 2025	$(36)	$3	$(33)
Other comprehensive income (loss), net of taxes	55	(3)	52
Balance as of January 2, 2026	$19	$—	$19
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
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Cost of revenues	$(4)	$1	$(1)	$3
Sales and marketing	21	9	64	27
Research and development	12	9	39	27
General and administrative	23	14	71	40
Restructuring and other costs	1	—	2	—
Total stock-based compensation expense	$53	$33	$175	$97
Income tax benefit for stock-based compensation expense	$(9)	$(4)	$(26)	$(12)
As of January 2, 2026, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $412 million, which will be recognized over an estimated weighted-average amortization period of 2.56 years.
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
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net income (loss)	$192	$159	$461	$501

Net income (loss) per share - basic	$0.31	$0.26	$0.75	$0.81
Net income (loss) per share - diluted	$0.31	$0.26	$0.74	$0.80

Weighted-average shares outstanding - basic	611	616	615	618
Dilutive potentially issuable shares:
Employee equity awards	7	7	7	6
Weighted-average shares outstanding - diluted	618	623	622	624

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	6	—	6	—
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
Cyber Safety Platform includes our security, comprehensive suites, and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world, securely, privately and with confidence. Trust-Based Solutions includes our identity, reputation, and financial wellness products, which provide innovative solutions and insights that empower consumers to manage their identity, reputation and finances confidently.
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
The following table presents details of our reportable segments and the “Corporate” category:

	Cyber Safety Platform	Trust-Based Solutions	Corporate	Consolidated
	(In millions)
Three Months Ended January 2, 2026
Net Revenues	$819	$421	$—	$1,240
Other segment items (1)	316	295	—	611
Operating income (loss)	$503	$126	$(196)	$433

Nine Months Ended January 2, 2026
Net Revenues	$2,502	$1,215	$—	$3,717
Other segment items (1)	969	846	—	1,815
Operating income (loss)	$1,533	$369	$(585)	$1,317

Three Months Ended December 27, 2024
Net Revenues	$799	$187	$—	$986
Other segment items (1)	320	89	—	409
Operating income (loss)	$479	$98	$(203)	$374

Nine Months Ended December 27, 2024
Net Revenues	$2,368	$557	$—	$2,925
Other segment items (1)	953	264	—	1,217
Operating income (loss)	$1,415	$293	$(515)	$1,193

(1)    Other segment items for our Cyber Safety Platform and Trust-Based Solutions include product costs, infrastructure and facilities expense, and compensation and benefits excluding stock-based compensation and expenses identified in “Corporate”.
The table below are the reconciling items included in “Corporate” category:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Amortization of intangible assets	$122	$99	$362	$301
Stock-based compensation	53	33	175	97
Unallocated cost of revenue and operating expenses	21	71	48	117
Total	$196	$203	$585	$515
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Americas	$880	$647	$2,623	$1,924
EMEA	263	240	788	706
APJ	97	99	306	295
Total net revenues	$1,240	$986	$3,717	$2,925

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $824 million and $2,452 million during the three and nine months ended January 2, 2026, respectively, and $589 million and $1,752 million during the three and nine months ended December 27, 2024, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and restricted cash held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	January 2, 2026	March 28, 2025
U.S.	$216	$647
International	403	359
Total cash, cash equivalents and restricted cash	$619	$1,006
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	January 2, 2026	March 28, 2025
U.S.	$59	$50
Other countries (1)	10	10
Total property and equipment, net	$69	$60

(1)     No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual end-user customer accounted for 10% or more of our net revenues during the nine months ended January 2, 2026 and December 27, 2024.
E-commerce partners that accounted for over 10% of our total billed and unbilled accounts receivable, prior to allowance of doubtful accounts, were as follows:

	January 2, 2026	March 28, 2025
E-commerce partner A	—%	11%
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
At this time, our current estimate of probable losses from this matter is approximately $609 million, which we have accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
Jumpshot Matters
At the end of 2019, Avast came under media scrutiny for provision of Avast customer data to its data analytics subsidiary Jumpshot Inc. Jumpshot was a subsidiary of Avast with its own management team and technical experts. Avast announced the decision to terminate its provision of data to, and wind down, Jumpshot on January 30, 2020. As Avast has previously disclosed, it has been in communication with certain regulators and authorities prior to completion of our acquisition of Avast, and we will continue cooperating fully in respect of all regulatory enquiries.
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
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot. The Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million. Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast paid the fine levied by the DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA. On October 7, 2025, the court affirmed the decision regarding liability; however, it vacated the DPA’s decision regarding the determination of the fine. Both the DPA and the Company have filed cassation complaints with the Supreme Administrative Law Court. At this stage, the fine has been returned but the matter remains pending. We have accrued an immaterial amount as our current estimate of probable loss from this matter.
On March 27, 2024, Stichting CUIC – Privacy Foundation for Collective Redress, a Dutch foundation (the Foundation), filed its writ of summons to initiate a collective action. The Foundation has asserted it represents the interests of Avast customers in the Netherlands whose data was provided to Jumpshot and that by doing so Avast violated the requirements of the GDPR and other provisions in Dutch and European Union privacy and consumer law, entitling those customers to damages and other compensation, all of which we dispute. No specific amount of damages has been alleged to date. At this stage, the matter remains pending, and we are unable to assess whether any material loss or adverse effect is probable or estimate the range of any potential loss.
On April 18, 2024, we received a letter before action from counsel in the United Kingdom asserting it may bring a representative action on behalf of a class of Avast users in the United Kingdom and Wales for breach of contract and misuse of private information and seeking unspecified damages and a permanent injunction. No lawsuit has been filed. We have reached an agreement in principle to resolve this matter, subject to final documentation and approval. The expected cost to resolve the matter is immaterial, and we do not expect the resolution to have a material adverse effect on our financial condition, results of operations or cash flows.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA, a subsidiary of MoneyLion (collectively, the “Seller Members”), brought a civil action in the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement (the “MIPA”) governing the acquisition of MALKA. MoneyLion filed counterclaims against the Sellers Members alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract. The court issued its decision on September 29, 2025, finding that MoneyLion breached the parties’ agreements and awarding the Sellers Members damages and attorneys’ fees and costs, for which we have accrued $48 million as a pre-acquisition contingency in Other long-term obligations in our Condensed Consolidated Balance Sheet. On October 28, 2025, MoneyLion filed a notice of appeal. See Note 4 for details regarding our purchase price allocation for our acquisition of MoneyLion.
CFPB Litigation
On September 29, 2022, the Consumer Financial Protection Bureau (the “CFPB”) initiated a civil action in the United States District Court for the SDNY against MoneyLion Technologies Inc., ML Plus LLC and the Company's 37 state lending subsidiaries, alleging violations of the Military Lending Act and the Consumer Financial Protection Act. The matter was fully resolved pursuant to a stipulated final judgment and order approved by the court on November 24, 2025. As part of the settlement, MoneyLion is providing refunds to relevant consumers. There is no fine involved in the settlement. The impact of the settlement was not material.
NYAG Litigation
On April 14, 2025, the Office of the Attorney General of the State of New York filed a civil action in the Supreme Court of the State of New York, County of New York, against MoneyLion Inc. The complaint alleges, among other things, that MoneyLion’s earned wage access product violates New York’s civil and criminal usury laws and asserts claims of fraud, deceptive, and false advertising practices under state law, as well as abusive and deceptive practices under the federal Consumer Financial Protection Act. On April 28, 2025, the Attorney General filed an amended complaint, adding MoneyLion Technologies Inc. and ML Plus LLC as defendants. The Company maintains that the Attorney General’s claims are without merit and is vigorously defending against the lawsuit. However, if a loss is incurred, we will adjust the acquisition accounting for MoneyLion if it occurs within the measurement period.
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
During the three and nine months ended January 2, 2026, we incurred $10 million and $18 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statements of Operations. During the three and nine months ended December 27, 2024, we incurred $63 million and $103 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statements of Operations.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended January 2, 2026 and December 27, 2024 each consisted of 13 weeks. The nine months ended January 2, 2026 consisted of 40 weeks, whereas the nine months ended December 27, 2024 consisted of 39 weeks. Our 2026 fiscal year consists of 53 weeks and ends on April 3, 2026.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended		Nine Months Ended
(In millions, except for per share amounts)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net revenues	$1,240	$986	$3,717	$2,925
Operating income (loss)	$433	$374	$1,317	$1,193
Net income (loss)	$192	$159	$461	$501
Net income (loss) per share - diluted	$0.31	$0.26	$0.74	$0.80

	As Of
(In millions)	January 2, 2026	March 28, 2025
Cash, cash equivalents and restricted cash	$619	$1,006
Contract liabilities	$1,906	$1,923
Below are our financial highlights for the third quarter of fiscal 2026, compared to the corresponding period in the prior year:
•Net revenues increased $254 million, primarily due to higher sales in both our Cyber Safety Platform products and Trust-Based Solutions, including an increase of $218 million due to the acquisition of MoneyLion, reported in Trust-Based Solutions.
•Operating income increased $59 million, primarily due to increased net revenues described above, largely offset by an increase in marketing costs, payment processing fees, amortization of intangible assets and compensation related expenses.
•Net income increased $33 million and net income per share increased $0.05, primarily due to an increase in operating income as discussed above and a decrease in other income (expense), net resulting from impairment of our non-marketable equity investments and gain on sale of nonfinancial assets. This is partially offset by an increase in income tax expense.
Below are our financial highlights for the first nine months of fiscal 2026, compared to the corresponding period in the prior year:
•Net revenues increased $792 million, primarily due to higher sales in both our Cyber Safety Platform products and Trust-Based Solutions, including an increase of $588 million due to the acquisition of MoneyLion, and an increase of $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026.
•Operating income increased $124 million, primarily due to increased net revenues described above, largely offset by an increase in marketing costs, payment processing fees, amortization of intangible assets and compensation related expenses.
•Net income decreased $40 million and net income per share decreased $0.06, primarily due to an increase in income tax expense partially offset by an increase in operating income as discussed above.
•Cash, cash equivalents and restricted cash decreased by $387 million compared to March 28, 2025, primarily due to the cash consideration paid for our acquisition of MoneyLion, principal payments of our Term A and B facilities and share repurchases. This is partially offset by proceeds from the issuance of our Incremental Term Loan B and cash generated from operating activities during the first nine months of fiscal 2026.
•Contract liabilities decreased $17 million compared to March 28, 2025, primarily due to billing seasonality.

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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025 and significant policies adopted as a result of our acquisition of MoneyLion are included in Note 1 on this Form 10-Q. There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended January 2, 2026.
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Net revenues	100%	100%	100%	100%
Cost of revenues	22	20	22	20
Gross profit	78	80	78	80
Operating expenses:
Sales and marketing	25	18	24	19
Research and development	8	9	8	8
General and administrative	6	11	5	8
Amortization of intangible assets	4	4	4	4
Restructuring and other costs	1	0	1	0
Total operating expenses	43	42	43	39
Operating income (loss)	35	38	35	41
Interest expense	(11)	(14)	(12)	(15)
Other income (expense), net	1	(3)	(1)	—
Income (loss) before income taxes	25	21	23	25
Income tax expense (benefit)	9	5	10	8
Net income (loss)	15%	16%	12%	17%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 2, 2026	December 27, 2024	Change in %	January 2, 2026	December 27, 2024	Change in %
Net revenues	$1,240	$986	26%	$3,717	$2,925	27%
Three Months Ended January 2, 2026 Compared with Three Months Ended December 27, 2024
Net revenues increased $254 million, due to a $20 million increase in sales of our Cyber Safety Platform products and a $234 million increase in sales of our Trust-Based Solutions, including a $218 million increase in Trust-Based Solutions due to the acquisition of MoneyLion.
Nine Months Ended January 2, 2026 Compared with Nine Months Ended December 27, 2024
Net revenues increased $792 million, due to a $134 million increase in sales of our Cyber Safety Platform products and a $658 million increase in sales of our Trust-Based Solutions, including a $588 million increase in Trust-Based Solutions due to the acquisition of MoneyLion. Net revenues also increased $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026, impacting both segment financials. Specifically, the additional week contributed $56 million to our Cyber Safety Platform and $31 million to Trust-Based Solutions.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Cyber Safety Platform	$819	$799	$2,502	$2,368
Trust-Based Solutions	421	187	1,215	557
Total net revenues	$1,240	$986	$3,717	$2,925

Direct revenues	$1,025	$871	$3,089	$2,585
Partner revenues	215	115	628	340
Total net revenues	$1,240	$986	$3,717	$2,925

Total bookings	$1,319	$1,035	$3,743	$2,912

	As of
(In millions)	January 2, 2026	December 27, 2024
Total paid customers	78	67
Revenue from Cyber Safety Platform increased $20 million and $134 million, respectively, during the three and nine months ended January 2, 2026 due to growth across our cyber safety membership offerings and, for the nine month period, the additional week in the first quarter of fiscal 2026. Revenue from Trust-Based Solutions increased $234 million and $658 million, respectively, during the three and nine months ended January 2, 2026 primarily due to the acquisition of MoneyLion, continued growth in our identity point solutions and, for the nine month period, the additional week in the first quarter of fiscal 2026.
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
Net revenues by geographical region

	Three Months Ended		Nine Months Ended
	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Americas	71%	66%	71%	66%
EMEA	21%	24%	21%	24%
APJ	8%	10%	8%	10%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue in Americas increased primarily due to our acquisition of MoneyLion during the three and nine months ended January 2, 2026 as compared to the three and nine months ended December 27, 2024.

Cost of revenues

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 2, 2026	December 27, 2024	Change in %	January 2, 2026	December 27, 2024	Change in %
Cost of revenues	$268	$193	39%	$801	$577	39%
Three Months Ended January 2, 2026 Compared with Three Months Ended December 27, 2024
Cost of revenues increased $75 million, primarily due to a $43 million increase in partner revenue share mainly in Trust-Based Solutions, a $16 million increase in payment processing fees and an $11 million increase in amortization of intangible assets.
Nine Months Ended January 2, 2026 Compared with Nine Months Ended December 27, 2024
Cost of revenues, including the impact of one additional week, increased $224 million, primarily due to a $133 million increase in partner revenue share mainly in Trust-Based Solutions, a $40 million increase in payment processing fees and a $27 million increase in amortization of intangible assets.
Operating expenses

	Three Months Ended			Nine Months Ended
(In millions, except for percentages)	January 2, 2026	December 27, 2024	Change in %	January 2, 2026	December 27, 2024	Change in %
Sales and marketing	$307	$182	69%	$901	$549	64%
Research and development	96	84	14%	305	248	23%
General and administrative	70	108	(35)%	204	224	(9)%
Amortization of intangible assets	55	43	28%	164	130	26%
Restructuring and other costs	11	2	450%	25	4	525%
Total operating expenses	$539	$419	29%	$1,599	$1,155	38%
Three Months Ended January 2, 2026 Compared with Three Months Ended December 27, 2024
Sales and marketing expense increased $125 million, primarily due to a $55 million increase in loss on sale of Instacash Advances, a $41 million increase in marketing expenses, a $13 million increase in headcount costs and a $12 million increase in stock-based compensation expense.
Research and development expense increased $12 million, primarily due to a $4 million increase in headcount costs, a $3 million increase in stock-based compensation expense and a $3 million increase in equipment expenses.
General and administrative expense decreased $38 million, primarily due to a $53 million decrease in litigation settlement expense. This is partially offset by a $9 million increase in stock-based compensation expense.
Amortization of intangible assets increased $12 million, primarily due to our acquisition of MoneyLion.
Restructuring and other costs increased $9 million, primarily due to an increase in severance and termination benefits in connection with the April 2025 Plan. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2026 restructuring activities.
Nine Months Ended January 2, 2026 Compared with Nine Months Ended December 27, 2024
Sales and marketing expense, including the impact of one additional week, increased $352 million, primarily due to a $146 million increase in loss on sale of Instacash Advances, a $102 million increase in marketing expenses, a $53 million increase in headcount costs and a $37 million increase in stock-based compensation expense.
Research and development expense, including the impact of one additional week, increased $57 million, primarily due to a $28 million increase in headcount costs, a $12 million increase in stock-based compensation expense and a $7 million increase in occupancy and IT costs.
General and administrative expense, including the impact of one additional week, decreased $20 million, primarily due to a $86 million decrease in litigation settlement expense. This is partially offset by a $31 million increase in stock-based compensation expense, an $18 million increase in headcount costs and an $7 million increase in provision for credit losses on accounts receivables, net.
Amortization of intangible assets increased $34 million, primarily due to our acquisition of MoneyLion.
Restructuring and other costs increased $21 million, primarily due to an increase in severance and termination benefits in connection with the September 2022 and April 2025 Plans. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2026 restructuring activities.

Non-operating income (expense), net

	Three Months Ended		Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Interest expense	$(137)	$(141)	$(439)	$(443)
Interest income	5	6	20	20
Foreign exchange gain (loss)	2	(1)	4	1
Change in fair value and impairment of non-marketable equity investments	(10)	(30)	(79)	(30)
Gain on sale of nonfinancial assets	15	—	15	—
Gain (loss) on sale of property	1	—	(1)	—
Other	—	—	5	1
Total non-operating income (expense), net	$(124)	$(166)	$(475)	$(451)
Three Months Ended January 2, 2026 Compared with Three Months Ended December 27, 2024
Non-operating income (expense), net, decreased by $42 million, primarily due to a $20 million decrease in impairment of our non-marketable equity investments and a $15 million gain on sale of nonfinancial assets in the third quarter of fiscal 2026.
Nine Months Ended January 2, 2026 Compared with Nine Months Ended December 27, 2024
Non-operating income (expense), net, increased by $24 million, primarily due to a $49 million increase in change in fair value and impairment of our non-marketable equity investments. This is partially offset by a $15 million gain on sale of nonfinancial assets in the third quarter of fiscal 2026.
Provision for income taxes

	Three Months Ended		Nine Months Ended
(In millions, except for percentages)	January 2, 2026	December 27, 2024	January 2, 2026	December 27, 2024
Income (loss) before income taxes	$309	$208	$842	$742
Income tax expense (benefit)	$117	$49	$381	$241
Effective tax rate	38%	24%	45%	32%
Our effective tax rate for the three and nine months ended January 2, 2026 and three and nine months ended December 27, 2024, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, increases in valuation allowances, and the U.S. taxation on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to us beginning in fiscal year 2026. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. The impacts of the Act are included in our operating results for the three and nine months ended January 2, 2026. The Act has not had, and is not expected to have, a material impact on our effective tax rate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of MoneyLion through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of January 2, 2026, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Nine Months Ended
(In millions)	January 2, 2026	December 27, 2024
Net cash provided by (used in):
Operating activities	$1,066	$748
Investing activities	$(822)	$(17)
Financing activities	$(634)	$(674)
See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Net cash provided by operating activities of $1,066 million for the nine months ended January 2, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Changes in working capital sources and uses of cash include decreases in Instacash Advances held for sale, income taxes payable, accounts receivable, net and accounts payable.
Cash from investing activities
Net cash used in investing activities of $822 million for the nine months ended January 2, 2026 was primarily related to the cash consideration paid for our acquisition of MoneyLion.
Cash from financing activities
Net cash used in financing activities of $634 million for the nine months ended January 2, 2026 was primarily due to mandatory and voluntary prepayments of our Term A and B Facilities, repurchases of common stock under our repurchase program and quarterly dividend payments. This was partially offset by proceeds from the issuance of our Incremental Term Loan B of $741 million, net of debt issuance cost.
Cash and cash equivalents
As of January 2, 2026, we had cash and cash equivalents of $616 million, excluding restricted cash, of which $403 million was held by our foreign subsidiaries. Our cash, cash equivalents and short-term investments are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax, however, these distributions may be subject to applicable state or foreign taxes.
Debt
We have an undrawn revolving credit facility of $1,494 million, net of our letters of credit, which expires in September 2027.
Stock repurchases
During the nine months ended January 2, 2026 and December 27, 2024, we executed repurchases of 16 million and 11 million of our common stock under our existing stock repurchase program for an aggregate amount of $434 million and $272 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.

Debt instruments
As of January 2, 2026, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	January 2, 2026
Term Loans	$6,044
Senior Notes	2,450
Total debt	$8,494
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios. As of January 2, 2026, we were in compliance with all debt covenants. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding financial ratios and debt covenant compliance.
Dividends
On February 5, 2026, we announced a cash dividend of $0.125 per share of common stock to be paid in March 2026. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of January 2, 2026, the remaining balance of our stock repurchase authorization was $2,294 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, obligations under various non-cancellable leases and potential other legal contingencies. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of January 2, 2026, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,578 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
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
Interest rate risk
As of January 2, 2026, we had $2,450 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,514 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of January 2, 2026, we also had $6,044 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $60 million increase in interest expense on an annualized basis.
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity on March 31, 2026. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $2 million increase or $2 million decrease in the fair values of our floating to fixed rate interest swaps on January 2, 2026.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in Gen’s internal control over financial reporting or in other factors that occurred during the third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•From time to time we are party to lawsuits and investigations, which have previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
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
Our Norton branded endpoint security solution has historically relied upon certain threat analytics software engines and other software (the Engine-Related Services) that have been developed and provided by engineering teams that have transferred to Broadcom as part of the Broadcom sale in 2019. The technology, including source code, at issue is shared, and pursuant to the terms of the Broadcom sale, we retain rights to use, modify, enhance and create derivative works from such technology. Broadcom has committed to provide these Engine-Related Services substantially to the same extent and in substantially the same manner, as has been historically provided under a license agreement with a limited term.
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
We must comply with various federal and state consumer protection regimes, both as a result of the financial products and services we provide directly or facilitate and as a service provider to our bank partner. Additionally, the nature of our MoneyLion, identity, and information protection products subjects us to the broad regulatory, supervisory and enforcement powers of the Consumer Financial Protection Bureau (CFPB) which may exercise authority with respect to our services, or the marketing and servicing of those services, through the oversight of our financial institution or credit reporting agency customers and suppliers, or by otherwise exercising its supervisory, regulatory or enforcement authority over consumer financial products and services. Additionally, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities.
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
We have in the past, and continue to be, subject to inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, the outcomes of which are uncertain and could cause reputational and financial harm to our business, financial condition, results of operations and cash flows. We have in the past, and may again in the future, enter into settlements, consent decrees and similar arrangements with the FTC, the CFPB, state attorneys generals and other state regulators, and other sovereign regulators and competition authorities such as the United Kingdom’s Competition and Markets Authority (CMA).
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
From time to time we are party to lawsuits and investigations, which have previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
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
As of January 2, 2026, we had an aggregate of $8,494 million of outstanding indebtedness that will mature in calendar years 2025 through 2030, and $1,494 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Stock repurchases during the three months ended January 2, 2026 were as follow:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 4, 2025 to October 31, 2025	—	$—	—	$2,594
November 1, 2025 to November 28, 2025	11	$26.57	11	$2,294
November 29, 2025 to January 2, 2026	—	$—	—	$2,294
Total number of shares repurchased	11		11

(1)    The number of shares repurchased is reported on trade date.
(2)    Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of January 2, 2026, we have $2,294 million remaining authorized to be completed in future periods with no expiration date.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended January 2, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference				Filed/Furnished with this 10-Q
	Exhibit Description	Form	File Number	Exhibit	File Date
10.1(*)	Gen Digital Inc. Executive Severance and Retention Plan	8-K	001-42603	10.1	11/7/2025
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 2, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

February 6, 2026