Form 10-K
period 2026-04-03
Gen Digital Inc.
filed 2026-05-21
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 3, 2026
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

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Gen Digital common stock on October 3, 2025 as reported on the Nasdaq Global Select Market: $15,555,822,937, based on a per share stock price of $27.82. Solely for purposes of this disclosure, shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded as of such date because such persons may be deemed to be affiliates. This determination of possible affiliate status is not a conclusive determination for any other purposes.
The number of shares of Gen Digital common stock, $0.01 par value per share, outstanding as of May 18, 2026 was 602,433,854 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 3, 2026.

GEN DIGITAL INC.
FORM 10-K
For the Fiscal Year Ended April 3, 2026
“Gen,” “we,” “us,” “our,” and “the Company” refer to Gen Digital Inc. and all of its subsidiaries. Gen, Norton, Avast, LifeLock, MoneyLion, Avira, AVG, ReputationDefender, CCleaner and all related trademarks, service marks and trade names are trademarks or registered trademarks of Gen or other respective owners that have granted Gen the right to use such marks. Other names may be trademarks of their respective owners.

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
SUMMARY RISK FACTORS
We are subject to a number of risks that, if realized, could materially and adversely affect our business, financial condition, results of operations, and cash flows and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:
•If we are unable to develop new and enhanced solutions and products, or continually improve the performance, features, and reliability of our existing solutions and products, our business and operating results could be adversely affected.
•We operate in a highly competitive and dynamic environment, and if we are unable to compete effectively, we could experience a loss in market share and a reduction in revenue.
•Issues in the development and deployment of AI, including generative AI and emerging AI-enabled cyber threats, could expose us to regulatory, privacy, IP, cybersecurity, operational and reputational risks.
•Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
•Our revenue and operating results depend significantly on our ability to retain our existing customers and increase their adoption of our offerings, convert existing non-paying customers to paying customers, and add new customers.
•If we fail to manage our sales and distribution channels effectively, if our partners choose not to market and sell our solutions to their customers, or if we have an adverse change in our relationships with key third-party partners, service providers or vendors, our operating results could be materially and adversely affected.
•Changes in industry structure and market conditions have and may continue to lead to charges related to discontinuance of certain products or businesses and asset impairments.
•Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention from management.
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
•Our solutions, systems, websites and the data on these sources have been and may continue to be subject to cybersecurity events that could materially harm our reputation and future sales.

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
•We are affected by seasonality, which has in the past and may in the future impact our revenue and results of operations.
•The legal and regulatory regimes governing certain of our products and services are uncertain and evolving.
•If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.
•From time to time, we are party to lawsuits and investigations, which have previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
•Third parties have claimed and additional third parties in the future may claim that we infringe their proprietary rights.
•Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
•Our substantial indebtedness and related debt obligations could limit our financial and operating flexibility and increase our vulnerability to adverse business and economic conditions.
•Our Amended Credit Agreement imposes operating and financial restrictions on us.
•The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations.
•We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Adverse macroeconomic conditions have adversely affected and may continue to adversely affect the consumer finance industry and our MoneyLion business.
•Fluctuations in our quarterly financial results have affected the trading price of our stock in the past and could affect the trading price of our stock in the future.
•We may be required to issue shares under our contingent value rights agreement.
•Changes to our effective tax rate could increase our income tax expense and reduce (increase) our net income (loss), cash flows and working capital, and audits by tax authorities could result in additional tax payments for prior periods.
•Our corporate and legal entity structure, as well as our intercompany arrangements, are subject to the tax laws of multiple jurisdictions. These laws are complex and may be subject to differing interpretations by tax authorities. As a result, we may be required to pay additional taxes, interest, or penalties in various jurisdictions, which could adversely affect our results of operations.
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
Company Overview
Gen Digital Inc. is a global leader in consumer Cyber Safety and Trust-Based Solutions, empowering people around the world to live safer digital lives while building confidence and control over their financial futures. Through its trusted brands including Norton, Avast, LifeLock, and MoneyLion, Gen helps people protect what matters most — their data, identity, privacy, reputation and financials — through award-winning cyber-security, online privacy, identity protection and financial wellness solutions used by nearly 500 million users in more than 150 countries. Today, digital life and financial life are increasingly intertwined, reshaping how people work, bank, shop, learn, connect and manage their households every day. Advances in cloud computing, mobile platforms, and artificial intelligence (AI) have expanded how consumers interact and transact online, and we expect technological advancements to continue to unlock new possibilities. At the same time, the expansion of consumers’ digital footprint is increasing exposure to cyber risks. Cybercriminals are combining long-standing techniques such as phishing, vishing and smishing with data-driven social engineering, deepfakes, account-takeover attacks and abuse of generative-AI systems and AI agents to execute increasingly sophisticated scams, fraud and other attacks that target people’s identities, privacy and finances. In this environment, we provide solutions designed to help consumers secure, control and manage their digital and financial lives.
We are well-positioned to drive awareness and adoption of Cyber Safety and Trust-Based Solutions for individuals, families, and small businesses, fueled by an increasingly connected world. We help prevent, detect and restore potential damages caused by cybercriminals. We also offer personal finance products, tools and content that deliver actionable insights and guidance to users. Our global, omni-channel sales approach includes direct, indirect and freemium channels and a family of brands, enabling us to grow our customer base and maximize the global reach of our products and services. To this end, we offer both free and paid subscription-based solutions, which are sold direct-to-consumer and through partner relationships. Most of our subscriptions are offered on annual terms, but we also provide monthly subscriptions. We also distribute both first-party and third-party product offerings through integrated marketplaces and other partner platforms.
As of April 3, 2026, we have approximately 500 million total users, which come from direct, partner and freemium channels. Of these total users, we have approximately 79 million paid customers which reflects all customers with at least one paid subscription as of the end of the period, and / or individuals with a unique account and at least one paid transaction in the trailing twelve months.
•Direct-to-consumer channel: We use advertising to elevate our family of brands, attract new customers and generate significant demand for our services. Our direct subscriptions are primarily sold through our e-commerce platform and mobile apps, and we have a direct billing relationship with the majority of these customers. We also offer our integrated core suite of financial products and services through our mobile applications and marketplace services.
•Indirect partner distribution channels: We use strategic and affiliate partner distribution channels to refer prospective customers to us and expand our reach to our partners’ and affiliates’ customer bases. We developed and implemented a global partner sales organization that targets new, as well as existing, partners to enhance our partner distribution channels. These channels include retailers, telecom service providers, employee benefit providers, strategic partners, small offices, home offices, and very small businesses. Physical retail represent a small portion of our distribution, which minimizes the impact of supply chain disruptions.
•Freemium channels: Our go-to-market is diversified with multiple freemium channels through brands like Avast. We use free versions of our products to reach the broadest set of consumers globally and bring cyber safety to a larger audience, especially in international markets. The free solution offers a baseline level of protection and presents premium functionalities based on the risk profile and specific needs of the user. The user can choose to add specific premium solutions or upgrade to suites that provide security, identity, and privacy across multiple platforms and devices, thereby becoming a paid customer.

•Consumer and Enterprise marketplace: The acquisition of MoneyLion further expanded our go-to-market reach through a consumer and enterprise marketplace, which is branded Engine by Gen. Consumers can access a broad range of personalized and actionable offers for both financial and non-financial products and services.
Our Strategy
Our strategy is focused on delivering long-term sustainable and disciplined growth. For more than a decade, we have protected people’s digital lives. That is our foundation. Today, we are building something larger: a platform that moves beyond protection into full empowerment — giving people the confidence, tools, and insights to control, manage and grow their digital and financial lives.
We are positioned for long-term growth and expansion. Our three primary growth drivers are:
1.Securing Digital Lives: Extending and deepening our leadership in cyber safety by leveraging technology innovation to protect consumers, families, and small businesses against an evolving and increasingly sophisticated threat landscape, including emerging risks from AI-generated scams, deepfakes, and agentic threats, while delivering proactive, personalized safety companion across devices, browsers, and AI agents.
2.Empowering Financial Wellness: Expanding our trusted solutions platform to empower consumers to protect, manage and grow their financial lives — through identity protection, financial fraud protection, credit monitoring, earned wage access, personalized financial product insights, and a recommended platform of trusted third-party financial solutions — deepening the customer relationship from protection into empowerment and financial decision-making and compounding lifetime value across the platform.
3.Scaling Gen’s AI-Powered Platform Delivering a Trust Layer: Connecting our ecosystem of brands, products, and partners through a unified data and AI infrastructure to deliver personalized, proactive, and increasingly automated experiences — closing the gap between what AI can do and what consumers trust it to do. Our platform turns user-permissioned data into trusted recommendations and actionable intelligence, positioning Gen as the trust layer for the AI economy.
The key elements of our strategy include the following:
•Extend our leadership in Cyber Safety through AI-driven innovation: Cyber Safety is a large market with an ever-evolving threat landscape. AI is simultaneously enabling more sophisticated attacks and more powerful defenses. Our strategy is to lead in both defense and empowerment, deploying AI-native capabilities such as our advanced scam detection engine, agentic security, and privacy protection solutions that anticipate threats before they materialize. Our telemetry across devices, identities, and financial signals powers a flywheel: more data improves detection, better detection builds trust, and trust drives growth. We continue to expand our portfolio into adjacent areas including family safety, small business protection, and AI-safe browsing to reach new customer cohorts and geographies.
•Grow our customer base through multiple channels: We maintain multiple go-to-market channels to reach new customers globally, including direct, app stores, and partnerships across various business models, such as premium, freemium, and embedded marketplaces. We leverage our expertise in digital marketing, our family of trusted brands, and our expanding network of telecom, financial institution, and employer benefit partners to grow our customer base. We have access to numerous first party financial products through MoneyLion as well as our Engine marketplace that extends distribution through partners, increasing the number of consumers that see our value proposition. We believe continued investment in these distribution channels, combined with the breadth of our first-party and third-party product portfolio, will allow us to efficiently acquire new customers across cyber safety and financial wellness.
•Deepen customer value through cross-sell of all of our services: security, privacy, identity, reputation, and financial protection and empowerment: We believe our approximately 500 million users — including 79 million paid customers — represent a significant and underleveraged opportunity to deliver trusted financial solutions. Our Engine marketplace connects consumers with over 600 third-party financial product providers across lending, insurance, credit, and banking, represents a hosted decisioning engine. We leverage our identity and behavioral data advantages to deliver personalized financial product recommendations to existing customers, increasing average revenue per user and strengthening the overall value of the Gen relationship. Customers with connected financial accounts demonstrate higher engagement, stronger ARPU, and better retention, which further deepens loyalty over time.
•Continue our focus on customer retention and loyalty: We continue to optimize and expand the value we provide to customers, which we believe positively impacts retention and lifetime value. We aim to increase customer engagement through actionable identity and financial alerts, AI-powered insights, and the introduction of new product capabilities and financial wellness community content. Comprehensive cyber safety membership adoption — integrating security, identity, privacy, and financial wellness into a single trusted relationship — reinforces our view that the future of cyber safety lies in all-in-one solutions and ultimately a seamless secure trust layer.
•Leverage our global brands and partner network to drive reach and innovation: We will continue building our family of trusted brands globally — Norton, Avast, LifeLock, MoneyLion and more — as we expand protection and empowerment to consumers across more than 150 countries. We will also continue to invest in our partner network, which includes over 650 channel partners and over 600 third-party product providers in Engine by Gen, to enrich the choices available to our customers and accelerate our reach into new markets and customer segments.

•Scale our AI-powered platform to drive compounding growth: We are investing in a unified data and AI platform that gives consumers structured, secure access to their most important information and puts the power of distribution in their hands, while connecting our brands, products, and third-party partners into a single intelligent ecosystem. This platform enables hyper-personalized recommendations, faster AI innovation across our portfolio, and new revenue streams through trust, data, and decisioning services. Over time, we expect it to shift our growth model from linear subscription economics toward compounding network effects, as each customer and partner interaction enriches the ecosystem.
•Build the trust layer for the AI economy: As AI agents move onto consumer devices, browsing the web and executing code on the user’s behalf, the security stakes have fundamentally changed. We are building the trust layer for consumer AI: an AI-native browser, agentic protection integrated into our core memberships including an agentic VPN, and an agentic skill scanner establishing our platform as the security foundation for AI adoption. The assets required to win in this category — trusted brands, rich behavioral and financial data, broad global distribution — are difficult to replicate, creating a durable and compounding advantage as the market scales.
•Pursue strategic transactions to enhance our competitive advantage: To complement our organic growth strategy, we selectively pursue acquisitions, investments, and other strategic transactions that we believe can enhance our platform capabilities, expand our current lines of business, accelerate growth in existing or adjacent markets, strengthen our ecosystem, broaden our distribution reach, deepen our proprietary data and technology assets, or otherwise enhance our competitive position. We evaluate potential opportunities based on a variety of factors, including their strategic fit, ability to drive long-term value creation, operational and technological synergies, customer and user expansion opportunities, and financial returns. Our approach to acquisitions and other strategic transactions is guided by our financial discipline and balanced with our broader capital allocation priorities, which may include investments in innovation and growth initiatives, debt repayment, dividends, and share repurchases.
Operating Segment Information
We present financial information for our Cyber Safety Platform and Trust-Based Solutions operating segments to provide investors with greater transparency into the performance and drivers of our business. These segments reflect how our Chief Operating Decision Maker (our Chief Executive Officer) evaluates results, allocates resources, and assesses growth opportunities. By distinguishing between our core cybersecurity offerings and our Trust-Based Solutions, we enable investors to better understand the distinct market dynamics, revenue growth, and profitability profiles of each segment, as well as how they collectively support our long-term strategy and value creation.
Our Cyber Safety Platform Segment
Cyber Safety Platform includes our security, comprehensive suites, and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world, securely, privately and with confidence. We develop our broad portfolio of Cyber Safety products and services based on consumer insights and continuously enhance our offerings through product innovation and technology integration, including acquired capabilities, to outpace evolving threats.
Our Cyber Safety portfolio provides protection across two primary categories, security and performance, and online privacy, and is delivered across multiple channels and geographies. Leveraging our technology platforms, we integrate software and service capabilities within these two categories into comprehensive and easy-to-use products and solutions across our brands.
We protect and empower consumers by providing solutions and services in two main ways:
•Comprehensive membership plans: Providing a comprehensive and all-in-one Cyber Safety portfolio of solutions for a membership fee. Plans are offered through Norton 360 and Avast One subscriptions, with both brands providing multiple levels of membership tiers that range from basic, mid-level, or premium tiers where online privacy features and identity and restoration services are included.
•Point solutions: Providing stand-alone products and services in security, device performance, and privacy, offering flexibility for consumers to choose between free or paid solutions. These products solve for a specific need, when you need it, and can add on to the value you already have. Please see below for our full set of products by category.
We are well-positioned across two key Cyber Safety categories:
•Security and Performance: Our offerings provide real-time threat protection for PCs, Macs and mobile devices against malware, ransomware, phishing, and other emerging cyber threats. These offerings monitor and block unauthorized access to the device to help protect and secure private and sensitive information. Scams have also continued to become more prevalent and sophisticated and we offer a range of AI-powered features integrated into Norton Cyber Safety products to provide always-on protection from today’s most sophisticated scams across phone calls, texts, emails, deepfakes and websites. Norton Scam Protection and Scam Protection Pro utilize Norton Genie AI engine to analyze the meaning of words, not just links, helping to stop hidden scam patterns that even the most careful person can miss. We also offer solutions designed to help small businesses safeguard devices, online activities, and customer data. We also provide performance and optimization software solutions that improve device functionality by freeing up space, clearing online tracking, and managing system resources.
•Online Privacy: Our privacy solutions include virtual private network (VPN) offerings through the Norton, Avast and freemium brands. These solutions provide encrypted data tunnels and connections that allows customers to securely transmit and access private information, such as passwords, bank details, and credit card numbers, when accessing the internet through their devices, including on public Wi-Fi networks. Our VPN solutions also incorporate advanced privacy, malware protection, and AI-powered protection against sophisticated cyber threats, including scams and phishing attacks. We also offer a variety of solutions under the Norton and Avast brands to enhance online privacy, including solutions that limit tracking while browsing online, through our AntiTrack and Secure Browser products, or services that help customers identify and remove personal information from public data broker sites, through our Privacy Monitor Assistant and BreachGuard products.
Our Trust-Based Solutions Segment
We have also evolved beyond Cyber Safety to offer Trust-Based solutions, including identity protection, restoration support services, digital reputation, and secure financial wellness, including our first-party MoneyLion products and our Engine marketplace offerings. These innovative solutions and insights empower consumers to manage their identity, reputation and finances confidently.
•Identity Protection and Reputation: In the United States, we offer Identity Theft protection as a premium membership service primarily through LifeLock, which includes monitoring of credit reports, the dark web, social media, and financial accounts to help detect potential misuse of and safeguard our customers’ personal information. In the event of identity theft, we assign an Identity Restoration Specialist to work directly with customers to help restore their identities, and assist in the recovery process. All plans include reimbursements for certain losses and expenses incurred, with coverage limits of up to $3 million depending on the plan. Outside the United States, we offer identity solutions under the Norton, Avast, and other brands, which include dark web monitoring in over 50 countries, monitoring of credit, social media and financial accounts, restoration support, and identity theft insurance in select countries. We also provide digital reputation management services, which helps customers manage their personal branding online, including on search results, social media sites, and overall web presence.
•Secure Financial Wellness: In the United States, we offer modern personal finance products, tools, and financial-related content that delivers actionable insights and guidance to our users. Through our MoneyLion brand, we provide a broad suite of financial products and services to make premium banking, borrowing and investing accessible to everyone, enhanced with identity features so users can protect the wealth they build. We also operate and distribute embedded finance marketplace solutions that match consumers with personalized third-party offers from our partners, providing convenient access to an expansive breadth of financial solutions that enable customers to borrow, spend, save and achieve better financial outcomes. Our leading marketplace solutions provide valuable distribution, acquisition, growth, and monetization channels for our partners. This purpose-built platform helps consumers navigate all of their financial inflection points, combining our deep first-party product expertise, engaging content, marketplaces, innovative technology, data and AI capabilities to create the ultimate marketplace solution, Engine by Gen.
Innovation, Research and Development
Gen has a long history of innovation, and we plan to continue to invest in research and development to drive our long-term success.
As cyber threats evolve, and an increasing amount of our financial lives happen online, we are focused on delivering a portfolio that protects each element of our customers’ digital and financial lives. To do this, we engage and listen to our customers, and we embrace innovation by deploying a global research and development strategy across our platform. Our engineering and product teams are focused on delivering new and enhanced versions of existing offerings, as well as developing entirely new offerings to drive the company’s global leadership in cyber safety and secure financial wellness.
We are committed to our innovation and research and development efforts. The Technology team at Gen is driving the company’s future technologies, new product development, innovation and helping guide the consumer cybersecurity and personal financial services industries. Our global technology research organization is focused on applied research projects, with the goal of rapidly creating new products to address consumer trends and grow the business, including defending consumer digital safety, privacy, identity and secure financial wellness. We also have a global threat response and security technology organization that is comprised of our dedicated team of threat and security researchers, supported by advanced systems to innovate security technology and threat intelligence.
We have one of the world’s largest consumer cyber safety networks. Leveraging our capabilities, our global threat response team handles a wide variety of attacks, including social engineering attacks, file-based attacks, web and network-based attacks, privacy and data exfiltration attacks, identity theft attacks, algorithmic manipulation attacks, and more.
Our differentiated approach is powered by our global scale and visibility, geographically distributed cloud data platform, and advanced AI-based automation. Through our AI Foundry, we build advanced AI models to improve our user’s experiences, by providing recommendations, insights, and personalized messaging tailored to their customer journey. We are also building AI-native products, AI agentic solutions, and the trust layer that makes powerful AI, safe and simple for everyday life.
Industry Overview
Cyber safety is a large market, fueled by the increase in activities online and the expanding digital lives of consumers globally. The core markets we participate in include security, identity, privacy, and increasingly, financial wellness. We believe the cyber safety market will continue to expand significantly, driven by the growing number of people connected to the internet and the accelerating convergence of their digital and financial lives.

The cyber threat landscape is larger and more complicated than ever before. Attack cycles have compressed, threats are more personalized and convincing, and they are almost always aimed at a financial outcome — drained accounts, stolen credentials, and fraudulent transactions. New technologies, smart devices, digital identities and an increasingly more connected world mean consumers will encounter a range of new cyber safety challenges. Consumer demands and behaviors are rapidly changing and driving more activities online, from shopping, socializing, working, banking, to other activities in healthcare, entertainment and so much more. Almost every aspect of a person’s life has a digital component. Unfortunately, many of those activities are left unprotected, and attackers are exploiting this larger opportunity and the inherent security and privacy vulnerabilities. Cybercriminals have not only expanded their reach, but the sophistication of digital threats and attacks are becoming increasingly more realistic and believable. The rise of AI-generated deepfakes, synthetic identities, and autonomous AI agents — software that can browse, transact, and act on a consumer's behalf — introduces an entirely new attack surface and makes trust infrastructure more critical than ever.
At the same time, consumer demand for financial guidance and access is growing with equal urgency. Despite advances in financial technology, significant gaps remain: many consumers lack access to personalized, data-driven tools to help them manage, protect, and grow their financial lives. The embedded finance marketplace model — connecting consumers with personalized third-party offers across lending, insurance, credit, and banking — has emerged as a scalable and high-intent channel for closing this gap, meeting consumers at the moment they are most ready to act.
What is emerging is the convergence of cyber safety and financial wellness into a single consumer need. Almost every cyber threat ultimately targets a financial outcome, and almost every financial decision increasingly carries a digital risk. Consumers are no longer looking for a security product and a financial app — they are looking for a trusted platform that protects and empowers their entire digital and financial life, simultaneously and proactively.
We believe these dynamics — the expanding digital threat landscape, the growing demand for accessible financial wellness solutions, and the convergence of cyber safety and financial protection — will continue to drive demand for integrated platforms that address consumers' digital and financial needs together. Gen operates across both markets, connecting its family of Cyber Safety brands with financial wellness and marketplace capabilities to serve consumers across all aspects of their digital and financial lives.
Competitive Landscape
We operate in a highly competitive and dynamic environment. We face global competition from a broad range of companies, including software providers focusing on cyber safety solutions, platform and ecosystem providers such as Apple, Google and Microsoft, and ‘pure play’ companies that currently specialize in one or a few market segments, many of which are expanding their product portfolios into additional segments. We believe the competitive factors in our market include innovation, access to a breadth of consumer identity and financial data, broad and effective service offerings, brand recognition, effective technology, cost-efficient customer acquisition, strong retention rate, customer satisfaction, competitive price, convenience of purchase, ease of use, frequency of upgrades and reliable customer service. Our competitors may vary by offering, geography, business model and channel.
Our principal competitors are set forth below:
•Security: Our principal competitors in this segment include Apple, Bitdefender, ESET, F-Secure, Google, Kaspersky, Malwarebytes, McAfee, Microsoft, Trend Micro and Webroot.
•Online Privacy: Our principal competitors in this segment include Apple, Aura, Brave, DuckDuckGo, IPVanish, Kape, Mozilla, Nord Security and Proton.
•Identity and Reputation: Our principal competitors in this segment include credit bureaus such as Equifax, Experian and TransUnion, as well as certain credit monitoring and identity theft protection solutions from others such as Allstate, Aura, Generali (Iris), Intuit (Credit Karma) and Microsoft.
•Secure Financial Wellness: Our principal competitors in this segment include Bankrate, Chime, Dave, Intuit (Credit Karma), LendingTree, NerdWallet, Robinhood and SoFi.
•Other Competitors: In addition to competitors listed above, we also face competition from companies focused on one or a few of the above or adjacent categories. Many of these players are expanding into new segments and developing competing products. These include ‘pure play’ providers such as 1Password, Bark, Dashlane, LastPass, Life360, and Truecaller, as well as internet service providers, big tech platform providers, insurance companies and financial services organizations.
We believe we compete effectively based on the strength of our technology, people, product offerings, and presence across the key Cyber Safety and Trust-Based Solutions categories. However, some competitors have greater financial, technical, marketing, distribution or other resources than we do, including in new Cyber Safety and Trust-Based Solutions segments we may enter, giving them competitive advantages. As a result, they may be better positioned to invest in the development, marketing, and distribution of their offerings; provide competitive solutions at lower prices or for free; and introduce new solutions or respond to market developments and customer needs more quickly or cost-effectively than we can. In addition, for certain solutions or features, smaller, well-funded competitors may be able to innovate and adapt more quickly to evolving market dynamics and changing consumer needs.

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
Human Capital Management
At Gen, our mission is to build a comprehensive and easy-to-use integrated portfolio that prevents, detects and responds to cyber threats and cybercrimes in today’s digital world. Our ability to execute on this mission depends on attracting, developing, and retaining a highly skilled and engaged workforce.
•General Employee Demographics: As of April 3, 2026, we employed approximately 3,900 team members across more than 20 countries. With dual headquarters in Tempe, Arizona, and in Prague, Czech Republic, we have over 1,400 active employees located in the United States and nearly 800 active employees in the Czech Republic. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
•Employee Development and Training: Our people programs are designed to provide our team members with the resources and opportunities needed to grow and succeed. During fiscal 2026, we continued to invest in learning and development through our Learn@Gen platform and program, which provides employees with access to a broad range of digital and in person learning content and development opportunities. These offerings include the LinkedIn Learning catalog, Gen Mentorship programs, Peer Learning Academics, and leadership development initiatives.
•Employee Engagement: We are committed to fostering a positive and productive work environment. Employee feedback is a critical component of this effort. We maintain an ongoing dialogue with our workforce through our Engage pulse surveys, which focus on targeted topics and inform actions and continuous improvements across the organization.
•Benefits, Health and Wellness: At Gen, we value our people and are committed to reinforcing a positive and supportive experience through the programs and benefits we provide which are designed to support physical, mental and financial well-being in an integrated and equitable manner. Our employee value proposition, Life@Gen, is centered on choice, flexibility, and growth, and reflects our holistic approach to the employee experience.
•Human Capital Governance: Our Board of Directors, through its Compensation and Leadership Development Committee, provides oversight of our human capital management strategies. We work closely with the Committee on matters including executive compensation, overall reward strategy, talent management, talent acquisition, leadership development, succession planning, retention, and employee engagement.
Intellectual Property
Our intellectual property (IP) is an important and vital asset that enables us to develop, market, and sell our software products and services and enhance our competitive position. We are a leader among consumer cyber safety and secure financial wellness solutions in pursuing patents and currently have a portfolio of over 1,000 U.S. and international patents issued with many additional patents pending. We protect our intellectual property rights and investments in a variety of ways to safeguard our technologies and our long-term success. Our IP portfolio is spread across different entities and in multiple countries. As we continue to expand our international operations, we have developed a strategy to ensure global distribution of our IP aligns with our long-term strategic objectives, business model, and goals. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret and other protections that apply to our software products and services. The term of the patents we hold is, on average, in excess of ten years.
From time to time, we enter into cross-license agreements with other technology companies covering broad groups of patents. We also use software from third parties in our business and generally must rely on those third parties to protect the licensed rights. This can include open source software, which is subject to limited proprietary rights. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, services, and business methods, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. The ability to maintain and protect our intellectual property rights is important to our success, but we believe our business is not materially dependent on any individual patent, copyright, trademark, trade secret, license, or other intellectual property right.
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
Gen is also subject to extensive and evolving federal, state laws and regulations governing consumer financial products and services, including laws relating to consumer protection, fair lending, anti-money laundering, electronic payments, money transmission, credit reporting and licensing. Certain of our products and platform are regulated and supervised by various governmental and regulatory authorities, including the Consumer Financial Protection Bureau, the Federal Trade Commission and state banking and financial services regulators. Applicable compliance requirements include, among others, regulations relating to unfair, deceptive or abusive acts or practices, lending and servicing activities, electronic fund transfers, customer disclosures, sanctions compliance, cybersecurity and the collection, use and protection of consumer data.
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
RISKS RELATED TO OUR BUSINESS STRATEGY AND INDUSTRY
If we are unable to develop new and enhanced solutions and products, or continually improve the performance, features, and reliability of our existing solutions and products, our business and operating results could be adversely affected.
Our future success depends on our ability to effectively respond to evolving consumer threats, technological advancements, competitive developments and industry changes, by developing or introducing new and enhanced solutions and products on a timely basis. We have incurred, and will continue to incur, significant research and development expenses, including investments in AI, to drive organic growth and reduce reliance on third-party technologies. If these investments do not produce the anticipated benefits, or if such benefits are delayed, our operating results could be adversely affected.
We must continually address the challenges of dynamic and accelerating market trends and competitive developments. The development and integration of new technologies — including generative AI (“Gen AI”) and machine learning — is complex, time-consuming, and subject to significant risks. New technologies may contain errors, vulnerabilities, or unintended outputs, including incorrect or biased results, that are not easily detectable, which could lead to customer dissatisfaction, reputational harm, litigation, or increased regulatory scrutiny. Customers may also demand features or capabilities that our current solutions do not offer, and failure to innovate in a timely and cost-effective manner could impair our ability to retain existing customers and attract new customers.
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
In addition, third parties, including, but not limited to, operating systems and internet browser companies, have in the past and may in the future limit the interoperability of our solutions with their own products and services, including to promote competing offerings. Such actions could delay the development of, impair the functionality of, or reduce the demand for our solutions and products, which could result in decreased revenue, harm to our reputation, and adverse effects on our business, financial condition, results of operations, and cash flows.
If we fail to manage these risks effectively, or if our new or improved solutions or products are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.
We operate in a highly competitive and dynamic environment, and if we are unable to compete effectively, we could experience a loss in market share and a reduction in revenue.
We operate in intensely competitive and dynamic markets characterized by rapid technological developments, evolving industry and regulatory standards and market trends, changing customer requirements and preferences, and frequent new product introductions and improvements. We have experienced, and expect to continue to experience, significant competitive pressures. If we are unable to anticipate or respond effectively to these continually evolving conditions, we could lose market share, experience pricing pressure, and incur reduced revenues, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.
To compete successfully, we must maintain a robust and innovative research and development effort, enhance our existing solutions and products, introduce new offerings on a timely basis, and effectively adapt to changes in the technology, financial technology, AI, privacy and data protection standards and trends.
Our cyber safety and financial wellness businesses compete with a broad range of companies, including established security software vendors, operating system and platform providers, companies who specialize in a niche segment of the cyber safety market and which are expanding their portfolios into competing cyber safety products, traditional banks and credit unions, licensed and non-bank digital financial service providers, specialty finance companies, digital wealth management and brokerage platforms, embedded finance providers, financial marketplaces, and other technology companies. Many of these competitors have longer operating histories, greater brand recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. They may be able to offer more competitive pricing or terms, bundle products more effectively, introduce new, enhanced, broader or more specialized offerings more quickly (including for free), or respond more rapidly to technological and consumer trends. We expect our competition to continue to increase, as there are generally no substantial barriers to entry into the markets we serve.
In addition, operating system and platform providers increasingly incorporate native security, privacy, and financial features into their products, often at no additional cost, which may reduce demand for our offerings or diminish their differentiation. We also depend on strategic distribution and bundling relationships, and partners have in the past replaced, and may in the future replace, our solutions with competing or internally developed offerings, promote competing products more favorably, or limit interoperability. Industry consolidation, vertical integration, and the introduction of new or alternative technologies may further intensify competition.
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
Issues in the development and deployment of AI, including generative AI and emerging AI-enabled cyber threats, could expose us to regulatory, privacy, IP, cybersecurity, operational and reputational risks.
We have incorporated, and are continuing to develop and deploy, AI, including Gen AI, into many of our products, solutions and services. AI systems, including AI internally developed and AI present in third party solutions, may be flawed, contain errors or vulnerabilities, reflect unintended bias, or produce inaccurate, misleading or “hallucinatory” outputs, and such deficiencies may not be easily detectable. Customers may rely on AI-generated outputs in making financial, security or other significant decisions. If AI-enabled features in our products produce incorrect, incomplete or biased outputs, we could face claims of misrepresentation, negligence, product liability or other legal theories, as well as customer dissatisfaction, reputational harm and loss of business. Furthermore, we may face allegations of misrepresentations or “AI washing” if our disclosures about our AI capabilities or our AI-related governance are deemed to be exaggerated or misleading, which could result in enforcement actions, litigation or reputational harm.
AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges, including issues relating to discrimination, intellectual property infringement or misappropriation, violation of rights of publicity, inability to assert ownership of inventions and works of authorship, loss of trade secrets, defamation, data privacy, and cybersecurity; and inappropriate or controversial data practices by third-party partners, developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results.
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
In addition, regulation of Gen AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying Gen AI and its uses are currently subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. Gen AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws and regulations to Gen AI or are considering general legal frameworks for Gen AI. For example, the EU AI Act, which came into force on August 1, 2024, will generally become fully applicable after a two-year transitional period, with certain obligations taking effect at an earlier or later time. The EU AI Act introduces various requirements for AI systems and models placed on the market or put into service in the EU, including specific transparency and other requirements for general purpose AI systems and the models on which they are based. In addition, several U.S. states, such as California and Colorado, have proposed or enacted laws regarding automated decision‑making, deepfakes, algorithmic discrimination and so called “high‑risk” AI technologies (mandating, among other provisions, requirements for risk management, impact assessments, consumer notices and human oversight). At the federal level, a December 2025 executive order endorsed a federal moratorium on enforcement of state AI laws and the White House released in March 2026 a National Policy Framework for Artificial Intelligence, outlining nonbinding legislative recommendations to inform congressional consideration of a unified federal approach to AI regulation. Ongoing tension between the states and the federal government over how best to regulate AI may result in increased uncertainty, risk and compliance costs for our business. If we cannot use AI, or if our use of AI is restricted, it could lead to business disruption, inefficiency, or competitive disadvantage. Replacement of these technologies with compliant alternatives could require substantial capital expenditures or lead to a loss of proprietary data.
Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI, including the increased use of agentic AI and the heightened risk it poses to data privacy and cybersecurity. The rapid evolution of AI, including potential government regulation of AI, requires us to invest significant resources to develop, test, and maintain AI in our products and services in a manner that meets evolving requirements and expectations and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
Our acquisitions and divestitures create special risks and challenges that could adversely affect our financial results.
As part of our business strategy, we may acquire or divest businesses or assets. For example, we acquired MoneyLion in April 2025. Our acquisition and divestiture activities have and may continue to involve a number of risks and challenges, including:
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
We may not be able to identify appropriate business opportunities that benefit our business strategy or otherwise satisfy our criteria to undertake such opportunities. Even if we do identify potential strategic transactions, we may not be successful in negotiating favorable terms in a timely manner or at all or in consummating the transaction, and even if we do consummate such a transaction, it may not generate sufficient revenue to offset the associated costs, may not otherwise result in the intended benefits or may result in unexpected difficulties and risks. Macroeconomic factors, such as fluctuating tariffs, trade wars, high inflation, high interest rates, and volatility in foreign currency exchange rates and capital markets could negatively influence our future acquisition opportunities. Moreover, to be successful, large complex acquisitions depend on large-scale product, technology, and sales force integrations that are difficult to complete on a timely basis or at all and may be more susceptible to the special risks and challenges described above. Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability or other financial benefits from our acquired or divested businesses, product lines or assets or to realize other anticipated benefits of divestitures or acquisitions.
Our revenue and operating results depend significantly on our ability to retain our existing customers and increase their adoption of our offerings, convert existing non-paying customers to paying customers, and add new customers.
It is important to our cyber and financial technology businesses that we retain existing customers and that our customers expand their use of our solutions and products over time. If our efforts to sell additional functionality, products and services to our customers and clients are not successful, our business and growth prospects would suffer. Customers may choose not to renew their membership with us at any time and may stop utilizing our revenue-generating products. For our solutions sold to customers on a monthly or annual subscription basis, renewing customers may require additional incentives to renew, may not renew for the same contract period, or may change their subscriptions. We therefore may be unable to retain our existing customers on the same or more profitable terms, if at all. In addition, we may not be able to accurately predict or anticipate future trends in customer retention or effectively respond to such trends.
Our customer retention rates may decline or fluctuate due to a variety of factors, including the following:
•Our customers’ levels of satisfaction or dissatisfaction with our solutions, the value they place on our solutions and availability of our solutions;
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
The intense competition and evolving general and economic business conditions (including rising government debt levels, potential government policy shifts, changing U.S. consumer spending patterns, economic volatility, fluctuating tariff rates, trade wars, and high inflation and interest rates, among other things), may require us to change our pricing practices.
If our competitors offer deep discounts on certain solutions, provide offerings, or offer free introductory products that compete with ours, we may experience pricing pressure and may be unable to retain current customers and clients or attract new customers and clients at consistent prices within our operating budget. To compete effectively, we may need to lower prices, offer promotional or freemium products, or otherwise change our pricing models. Conversely, if we increase prices in response to economic conditions, cost pressures or strategic considerations, we may experience reduced customer acquisition and retention. Any such pricing changes could reduce revenue, margins and profitability.
Additionally, our solutions are discretionary purchases, and customers may reduce or eliminate their discretionary spending during periods of economic uncertainty, inflation, elevated interest rates, trade disruptions or other macroeconomic stress. We have experienced and may continue to experience a material increase in cancellations by customers or reduced retention during such periods.
Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for its basic services, and our growth strategy for their respective products depends upon attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, have previously and may continue to impede our ability to attract and retain free users, convert these users into paying customers and retain them as paying customers.
If we fail to manage our sales and distribution channels effectively, if our partners choose not to market and sell our solutions to their customers, or if we have an adverse change in our relationships with key third-party partners, service providers or vendors, our operating results could be materially and adversely affected.
A significant portion of our revenue is generated through indirect sales and distribution channels, including distributors, resellers, telecom service providers and strategic partners that bundle or incorporate our products into their offerings. In our MoneyLion business specifically, we also depend on channel partners that provide access to consumers – such as news sites, content publishers, product comparison sites and financial institutions – and on product partners that offer financial products through our marketplace platform.
Our channel and partner agreements are generally nonexclusive, impose no minimum sales or marketing commitments and may be terminated or renegotiated at any time, potentially on less favorable terms. Many of our partners frequently offer competing products or services and may prioritize those offerings based on pricing, promotional support, incentives, economics or strategic considerations.
Sales and revenues generated through indirect channels are subject to general economic conditions, competitive dynamics, changes in partner strategy and performance and partner financial health. For example, in our MoneyLion business, our success depends in part on the delivery of qualified consumer lead inquiries and conversions to completed transactions for various financial products to product partners. However, the failure of our marketplace platform to effectively connect and match consumers from our channel partners with product offerings from our product partners in a manner that results in converted customers and increased revenue for such product partners could cause product partners to cease spending marketing funds on our marketplace platform, which could have a material adverse impact on our ability to maintain or increase our marketplace revenue. Any reduction in partner sales efforts, termination of key relationships, delays in payment, adverse changes in commercial terms or other adverse channel developments could materially and adversely affect our revenue, margins and operating results.
In addition, the success of our business and our ability to engage and retain customers in our platform are dependent in part on our ability to produce or acquire popular content, which in turn depends on our ability to retain content creators and rights to content for our platform. We may in the future incur increasing revenue-sharing costs to compensate content creators for producing original content.
We have limited control over our partners’ business practices, and any misconduct, regulatory or legal noncompliance, financial distress, reputational harm or failure to perform involving a partner could negatively affect our brand, customer relationships and operations. If a partner fails to perform its obligations or comply with applicable requirements, our operations and financial results could be negatively impacted.

Consolidation among retailers, online platforms, financial institutions or other distribution intermediaries may increase their negotiating leverage, reduce available distribution channels for us and negatively affect pricing and margins. In our MoneyLion business, changes in product partners’ underwriting standards, marketing budgets, financial condition or strategic priorities could reduce the availability of financial products on our platform, decrease marketing and advertising revenue, delay payments or otherwise negatively affect our results.
In general, any changes in these relationships or loss of these partners or vendors, any failure of them to perform their obligations in a timely manner or at all or if they were to cease to provide such functions for any reason, could degrade the functionality of our platform, materially and adversely affect usage of our products and services, impose additional costs or requirements or disadvantage us compared to our competitors. We also rely on relationships with third-party partners to obtain and maintain customers, and our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these relationships on terms that are commercially reasonable to us, or at all.
Finally, if we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position.
Changes in industry structure and market conditions have and may continue to lead to charges related to discontinuance of certain products or businesses and asset impairments.
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
RISKS RELATED TO OUR OPERATIONS
Our international operations involve risks that could increase our expenses, adversely affect our operating results and require increased time and attention from management.
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

•Political, social or economic unrest, war, terrorism, regional natural disasters, or export controls and trade restrictions, particularly in areas in which we have facilities and in areas where our engineering and technical development teams are based; and
•Multiple and possibly overlapping tax regimes, which may increase our tax exposure and compliance burden.
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
To attract and retain talent, we must provide competitive pay packages, including cash and equity-based compensation. Volatility in our stock price may adversely affect the perceived value of our equity compensation and limitations on shares reserved under our equity compensation plans could impair our efforts to attract, retain and motivate necessary personnel. Additionally, changes in immigration laws could impair our ability to attract and retain highly qualified employees. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
We have experienced, and may in the future experience, departures of key personnel, including significant changes to our executive leadership team. The loss of any key employee or the failure to effectively manage succession planning and knowledge transfer could disrupt our operations, including adversely affecting the timeliness of product releases, delaying product development, impairing execution of strategic company initiatives, expending resources to train new hires, or adversely affecting our internal control over financial reporting and our results of operations. If we are unable to attract, retain, motivate and appropriately manage qualified employees, or adjust staffing levels in response to changing business conditions, our business, financial condition, results of operations and future growth prospects could be adversely affected.
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
Our decisions to provide many of our products and services to customers are based partly on information that they provide to us or authorize us to receive from third party sources. To the extent that these customers or third parties provide information to us in a manner that we are unable to verify or if such information is incorrect or fraudulent, our decisioning process may not accurately reflect the associated risk. In addition, data provided by third-party sources, including consumer reporting agencies, is a component of our credit decisions and this data may contain inaccuracies. This may result in the inability to either approve otherwise qualified applicants or reject otherwise unqualified applicants through our platform or accurately analyze credit data, which may adversely impact our business and negatively impact our reputation.
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
Information security risks in the financial technology services industry in particular are significant, in part because of new technologies, the increasing digitalization to conduct financial and other business transactions and the increased sophistication and activities of organized criminals, perpetrators of fraud, hackers, terrorists and other malicious third parties. Well-publicized attacks or breaches affecting companies in the financial services industry, including large-scale attacks by foreign nation state actors and a significant uptick in ransomware/extortion attacks at other companies, have heightened customer and regulatory scrutiny and concern, causing customers to lose trust in the security of the industry in general and resulting in reduced use of our services and increased costs, all of which could have a material adverse effect on our business.
Given the digital nature of our platform, we are an attractive target for attacks designed to impede the performance and availability of our offerings, compromise sensitive information and harm our reputation as a leading cyber security company. In addition, we face the risk of cyberattacks by nation-states and state-sponsored actors, which may increase due to geopolitical tensions. These attacks may target us, our partners, suppliers, vendors or customers. Malicious hackers, state-sponsored actors, insiders and third-party service providers have attempted to penetrate, and in some cases succeeded in penetrating, our networks or those of our vendors. Such attempts are increasing in number and in technical sophistication, including through the use of AI, and have in the past and could in the future expose us and the affected parties, to risk of loss or misuse of proprietary, personal or confidential information or disruptions of our business operations. Additionally, deployment of agentic AI with access to our systems, data, and third-party tools creates an expanded surface for cyberattacks, as threat actors may exploit inadequate controls to manipulate agents into executing unauthorized actions, accessing sensitive information, or initiating malicious transactions, and the autonomous nature of these systems may enable attackers to conduct multi-step attacks that evade traditional security controls before detection occurs.
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
Techniques used to obtain unauthorized access or to sabotage systems change frequently, are constantly evolving and generally are difficult to recognize and react to effectively, and are increasingly becoming more sophisticated and harder to detect due to the use of “deepfakes”, voice imitation technology and other AI tools. Despite our efforts, we are not always able to anticipate these techniques or to implement adequate or timely preventive or reactive measures. We and our third-party service providers have experienced and may continue to experience such incidents, particularly as we integrate legacy IT infrastructure and systems. Threat actors have previously and could in the future exploit a new vulnerability before we complete our remediation work or identify a vulnerability that we did not effectively remediate. If that happens, there could be unauthorized access to, or acquisition of, data we maintain, and damage to our systems. Our evolving IT environment, including embracing new ways of sharing data and communicating and increasing our internal use of Gen AI, may introduce new attack vectors, and our policies and controls may not keep pace with emerging threats or regulatory requirements.
Finally, the software upon which we rely may contain undetected technical errors or bugs, which may only be discovered after the code has been released for external or internal use. Technical errors or other design defects within the software upon which we rely may result in a negative experience for customers, clients or third-party partners and issues in our provision of our products and services or their functionality, failure to accurately predict or evaluate the suitability of new and existing customers for our products and services, failure to comply with applicable laws and regulations, failure to detect fraudulent activity on our platform, delayed introductions of new features or enhancements or failure to protect consumer data, our intellectual property or other sensitive data or proprietary information. Any technical errors, bugs or defects discovered in the software upon which we rely could result in harm to our reputation, loss of customers, clients or third-party partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition, results of operations and cash flows.
We collect, use, disclose, store or otherwise process personal information and other sensitive data, which is subject to stringent and changing state and federal laws and regulations.
In the operation of our business, particularly in relation to our identity and information protection service and financial wellness offerings, we collect, use, process, store, transmit or disclose (collectively, process) an increasingly large amount of confidential information, including personal information (which includes credit card information and other critical data) from employees and customers in multiple jurisdictions. This information is subject to a rapidly evolving and increasingly complex framework of federal, state and foreign privacy, data protection and data security laws, as well as contractual obligations.
At the federal level, the Gramm-Leach-Bliley (the GLBA) (along with its implementing regulations) requires disclosures to consumers about our handling of their nonpublic personal information and provides consumers with certain rights to restrict information sharing. Additionally, our investment adviser and broker-dealer subsidiaries are subject to SEC Regulation S-P, which mandates policies and procedures designed to safeguard customer information.
At the state level, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CCPA), and similar comprehensive privacy laws enacted in multiple other U.S. states, provide consumers with rights to access, correct, delete and restrict the use, sale or sharing of their personal information and impose disclosure, governance and data protection obligations on covered businesses. These state laws provide civil penalties for violations, as well as private rights of action for certain data breaches. Additional states continue to enact comprehensive privacy legislation, creating a fragmented and evolving compliance environment that increases operational complexity and costs.
Additionally, the Federal Trade Commission (the FTC) and many state attorneys general, are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the new state privacy laws and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies, adapt our goods and services and incur substantial expenditures in order to comply. Any failure or perceived failure by us to comply with such obligations has previously and may in the future result in governmental enforcement actions, fines, litigation (including class actions) or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We process personal data relating to individuals in the European Economic Area or the United Kingdom and are subject to the EU General Data Protection Regulation (GDPR) and the UK GDPR, which impose significant compliance obligations, restrict cross-border data transfers and authorize substantial administrative fines for noncompliance. Global privacy and data protection legislation and enforcement are rapidly expanding and evolving, and, in some jurisdictions, may impose data localization laws or cross-border transfer restrictions, which may require us to expand our data storage facilities there or build new ones in order to comply. The expenditure this would require, as well as costs of compliance generally, could harm our financial condition. Additionally, changes to applicable privacy or data security laws could impact how we process personal information and therefore limit the effectiveness of our solutions or our ability to develop new solutions.
Because the interpretation and application of many privacy and data protection laws is uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services and platform capabilities. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, government actions, consumer and merchant actions, and other claims, we could be required to fundamentally change our business activities and practices or modify our platform, which could have an adverse effect on our business. Any violations or perceived violations of these laws, rules and regulations by us, or any third parties with which we do business, may require us to change our business practices or operational structure, including limiting our activities in certain states and/or jurisdictions, addressing legal claims by governmental entities or private actors, sustaining monetary penalties, sustaining reputational damage, expending substantial costs, time and other resources and/or sustaining other harms to our business. Furthermore, our online, external-facing privacy policy and website make certain statements regarding our privacy, information security and data security practices with regard to information collected from our consumers or visitors to our website. Failure or perceived failure to adhere to such practices may result in regulatory scrutiny and investigation, complaints by affected consumers or visitors to our website, reputational damage and/or other harm to our business. If either we, or the third-party partners, service providers or vendors with which we share consumer data, are unable to address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations and policies, it could result in additional costs and liability to us, damage our reputation, inhibit sales and harm our business, financial condition, results of operations and cash flows. Additionally, there often exists a lack of transparency regarding the sources of data (including personal data) used to train or develop third-party AI technologies or how inputs are converted to outputs, and we may not be able to fully validate this process and its accuracy (particularly where it is part of a complex, multi-step process and inaccurate or incomplete information may be compounded across many steps, such as in agentic AI systems).
Our inability to successfully recover from a disaster or other business continuity event could impair our ability to deliver our products and services and harm our business.
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. We use third-party service providers and vendors, such as our cloud computing web services providers, account transaction and card processing companies, in the operation of certain of our platforms and source certain information from third-parties. For example, we host many of our products using third-party data center facilities and we do not control the operation of these facilities. These facilities are vulnerable to damage, interference, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism, state-sponsored attacks, a pandemic, geopolitical tensions or armed conflicts, and similar events could result in facility closures or other unanticipated problems without adequate notice, which in turn, could result in lengthy interruptions in the delivery of our products and services and negatively impact our sales and operating results.

If an arrangement with a third-party service provider or vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing such third-party service provider or vendor, and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. In the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.
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
Because we offer complex solutions, errors, defects, disruptions, or other performance problems with our solutions may occur and have occurred. For example, we may experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, fraud, security attacks or capacity constraints due to an overwhelming number of users accessing our websites simultaneously. As we continue to expand the number of our customers and the products and services available through our platform, we may not be able to scale our technology to accommodate the increased capacity requirements. The failure of data centers, internet service providers or other third-party service providers or vendors to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations.
In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Interruptions in our solutions could impact our revenues, prevent our customers from accessing their accounts, damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, cause the loss of critical data or personal information, prevent us from supporting our platform, products or services or processing transactions with our customers or cause us to incur additional expense in arranging for new facilities and support or otherwise harm our business, any of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows in a disaster recovery scenario.
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
The evolving focus from regulators, customers, certain investors, employees, and other stakeholders concerning sustainability and governance matters and related disclosures, both in the United States and internationally, has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting sustainability-related requirements and expectations. Our business is subject to evolving reporting standards, including the recent California legislation, Voluntary Carbon Market Disclosures Act, which includes disclosure requirements relating to voluntary carbon offsets and a wide range of environmental marketing claims, and the Corporate Sustainability Reporting Directive, which requires large EU companies to make detailed disclosures in relation to certain sustainability-related issues. We maintain certain sustainability-related initiatives, goals, and/or commitments. If we fail to achieve progress with respect to our sustainability-related initiatives, goals or commitments on a timely and cost-efficient basis, or at all, or if our sustainability-related data, processes and reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. Additionally, changing federal enforcement priorities and legal interpretations regarding diversity, equity, and inclusion programs present unknown and evolving risks.
We are affected by seasonality, which has in the past and may in the future impact our revenue and results of operations.
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
RISKS RELATED TO LEGAL AND COMPLIANCE
Our solutions are highly regulated, which could impede our ability to market and provide our solutions, increase regulatory scrutiny or adversely affect our business, financial position, results of operations and cash flows.
Our solutions are subject to a high degree of regulation, including a wide variety of international and U.S. federal, state, and local laws and regulations, such as the Fair Credit Reporting Act, the GLBA, the Consumer Financial Protection Act, the Federal Trade Commission Act (the FTC Act), and comparable state laws that are patterned after the FTC Act, the U.S. Foreign Corrupt Practices Act of 1977, U.S. domestic bribery laws, U.S. consumer protection, consumer financial services and banking laws, and U.S. and foreign anti-corruption laws.
We provide, facilitate or market consumer financial products and services, and in certain cases act as a service provider to regulated financial institutions. Therefore, we are subject to the supervisory, regulatory and enforcement authority of federal and state agencies, including the Consumer Financial Protection Bureau (CFPB), the FTC, state banking and consumer finance regulators and state attorneys general. These authorities may exercise authority with respect to our services, or the marketing and servicing of those services, through the oversight of our financial institution partners and suppliers, or by otherwise exercising their supervisory, regulatory or enforcement authority over consumer financial products and services. The regulatory frameworks applicable to our business continue to evolve, including with respect to earned wage access, lending, banking, digital financial services and related activities. If, for example, the CFPB were to expand its supervisory authority by promulgating new regulations or reinterpreting existing regulations, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions.
We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations, including the Bank Secrecy Act (BSA), as amended by the USA PATRIOT Act of 2001, and its implementing regulations. This compliance program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and prevent our platform from being used to facilitate business in countries or with persons or entities that are the subject of sanctions administered by Office of Foreign Assets Control and equivalent international authorities or that are otherwise the target of sanctions. These controls include procedures and processes to detect and report potentially suspicious transactions, perform customer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Certain of our subsidiaries may be “financial institutions” under the BSA that are required to establish and maintain a BSA/AML compliance program. Additionally, we are required to maintain a BSA/AML compliance program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect such program to be in place and followed.
Additionally, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities. For a more detailed description of licensing, see “-- If we fail to operate in compliance with state or local licensing requirements, it could adversely affect our business, financial condition, results of operations and cash flows.”
Our wholly-owned subsidiary, ML Wealth, is registered as an investment adviser under the Investment Advisers Act of 1940 (the Advisers Act) and is subject to regulation by the SEC. The Advisers Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on agency cross and principal transactions between an adviser and its advisory clients and other detailed operating requirements, as well as general fiduciary obligations.
U.S. federal regulators, state attorneys general or other state enforcement authorities and other governmental agencies have in the past and may in the future take formal or informal actions against us, which and could cause reputational and financial harm to our business, financial condition, results of operations and cash flows. These formal and informal actions may involve inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action or force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations, such as limits or prohibitions of our ability to offer certain products and services, or suspension or revocation of one or more of our licenses. Any weaknesses in our compliance management system may also subject us to penalties or enforcement action by the CFPB or state regulators. We have in the past, and may again in the future, enter into settlements, consent decrees and similar arrangements with the FTC, the CFPB, state attorneys generals and other state regulators, and other sovereign regulators and competition authorities such as the United Kingdom’s Competition and Markets Authority (CMA). In addition, certain products we offer, including loans or advance products facilitated through our platform, could be rendered void or unenforceable in whole or in part, which could adversely affect our business, financial condition, results of operations and cash flows. If we fail to manage our legal and regulatory risk in the jurisdictions in which we operate, our business could suffer, our reputation could be harmed and we would be subject to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business. Additionally, the highly regulated environment in which our third-party financial institution partners operate may subject us to regulation, which could have an adverse effect on our business, financial condition, results of operations and cash flows. We rely on bank partners, payment processors and other institutions with licensures we do not have to facilitate offerings.
For a discussion of specific legal and regulatory proceedings, inquiries and investigations to which we are currently subject, see Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
The legal and regulatory regimes governing certain of our products and services are uncertain and evolving.
Changes in the laws, regulations and enforcement priorities applicable to our business, including reexamination of current enforcement practices, could have a material and adverse impact on our business, financial condition, results of operations and cash flows. For example, the CFPB may adopt new model disclosures and regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and they could also issue advisory opinions or other similar soft tools to complement its rulemaking authority that could subject us to new or differing legal and regulatory requirements, which could materially and adversely affect our business. The CFPB’s authority to change or interpret regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure. If the CFPB or other similar regulatory bodies adopt, or customer advocacy groups are able to generate widespread support for, positions that are detrimental to our business, then our business, financial condition and results of operations could be harmed. We and/or our third-party partners may not be able to respond quickly or effectively to regulatory, legislative and other developments.
In particular, the regulatory landscape regarding earned wage access products (including our Instacash product) is uncertain and evolving given rapid growth in the use of such products in recent years. State and federal regulators have in the past and may in the future launch inquiries, reviews or similar investigations or issue new, or change or interpret, regulations or rules relating to earned wage access products, which could result in additional compliance requirements and other risks relating to our current and past business activities as described herein, including with respect to whether such products constitute extensions of credit, fee disclosures, tipping practices, or other consumer protection considerations. These developments may not only result in additional compliance requirements but may also be cited by private plaintiffs or plaintiffs’ attorneys as a basis for litigation, including putative class actions, alleging violations of federal or state consumer protection, lending, or unfair or deceptive acts or practices laws. Additionally, proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, could affect our operating environment in substantial and unpredictable ways and may further increase the risk of private litigation or enforcement. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implemented regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business or our operating environment. As a result, we could be forced, as we have in the past, to temporarily pause, limit or permanently cease to offer our earned wage access product in certain states depending on state regulatory regimes. These changes and uncertainties make our business planning more difficult and could result in changes to our business model, impair our ability to offer our existing or planned features, products and services or increase our cost of doing business.
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
In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our third-party partners and service providers and restrict their business practices. New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key personnel or expose us to additional costs (including customer remediation). For example, the regulatory frameworks for an open banking paradigm and AI and machine learning technology are evolving and remain uncertain and may affect the operation of our platform and the way in which we use consumer data, AI and machine learning technology, including with respect to consumer protection laws and the laws and regulations governing financial services products. For additional information regarding risks related to the use of AI, see "--Issues in the development and deployment of AI, including generative AI, could expose us to regulatory, privacy, IP, cybersecurity, operational and reputational risks.”
If we fail to operate in compliance with state or local licensing requirements, it could adversely affect our business, financial condition, results of operations and cash flows.
Certain states and localities have adopted laws regulating and requiring licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer financial services products such as loans and earned wage access services, life insurance and mortgage transactions, as well as brokering, facilitating and assisting such transactions in certain circumstances, and we currently hold certain state or local licenses. However, the application of some licensing laws to our platform and activities is uncertain and subject to evolving regulatory interpretations including, in particular, as the regulatory landscape regarding earned wage access products develops, as well as increased licensing requirements and regulation of parties engaged in loan solicitation activities.
If we were found to be in violation of applicable state licensing requirements by a court or a state, federal or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences.
If we expand or modify our business activities, we may be required to obtain additional licenses, and regulators may determine that such licenses were required at an earlier time, potentially resulting in penalties or restrictions. In addition, states that currently impose limited regulation may adopt new licensing or regulatory requirements, including with respect to earned wage access or loan solicitation activities. We may not be able to obtain or maintain all required licenses on acceptable terms, or at all, which could require us to limit or discontinue certain activities. The failure to satisfy those and other regulatory requirements could materially and adversely impact our business.
Certain states may also impose licensing requirements relating to blockchain technologies and digital assets. Although we are not directly involved in the custody, trading or exchange of digital assets and instead rely on a third-party provider, regulatory frameworks governing digital assets continue to evolve and may subject us to additional licensing or compliance obligations.
Because we do not custody digital assets directly and do not maintain insurance covering such assets—and our third-party provider does not maintain separate insurance coverage for customer digital assets—customers transacting in digital assets through our platform may suffer uninsured losses with limited recourse. Any regulatory action, licensing deficiency or customer losses associated with digital asset activities could result in enforcement actions, litigation, reputational harm and adverse impacts on our business.
If loans made by our lending subsidiaries in our consumer lending business are found to violate applicable federal or state interest rate limits or other provisions of applicable consumer lending, consumer protection or other laws, it could adversely affect our business, financial condition, results of operations and cash flows.
In our consumer lending business, we have 34 subsidiaries through which we conduct our consumer lending business. These entities originate loans pursuant to state licenses or applicable exemptions under state law. The loans we originate are subject to state licensing or exemption requirements and federal and state interest rate restrictions, as well as numerous federal and state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities and loan term lengths. We have in the past been, are currently, and may in the future be subject to litigation, investigations, examinations and other proceedings by governmental agencies or private parties relating to the legality of certain lending products or related compliance with applicable laws. If the loans we originate were deemed subject to and in violation of certain federal or state consumer finance or other laws, including the Military Lending Act, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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
From time to time, we are party to lawsuits and investigations, which have previously and could in the future require significant management time and attention, cause us to incur significant legal expenses and prevent us from selling our products.
From time to time, we are involved in litigation, investigations, examinations and other legal or administrative proceedings initiated by governmental agencies or private parties. These matters may involve, among other things, labor and employment, discrimination and harassment, commercial disputes, class actions, general contract and tort claims, defamation, data privacy rights, antitrust, fraud, securities (including “blue sky” laws) violations, consumer protection laws, and other regulatory or compliance issues. Such matters may adversely affect our business, financial condition, results of operations and cash flows. Refer to Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Due to the consumer-oriented nature of a significant portion of our business and the application of certain laws and regulations, we and other industry participants are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we have in the past and may in the future be subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to our loan products and other financial services we provide. For instance, our membership model and some of the products and services we offer, including our earned wage access product, Instacash, are relatively novel and have been and may in the future continue to be subject to regulatory scrutiny or interest and/or litigation. Any regulatory action in the future could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The defense, settlement or resolution of legal proceedings may be costly and divert management’s attention from the day-to-day operations of our business. Proceedings may evolve over time, increasing their scope or potential exposure. An unfavorable outcome in a matter could result in significant fines, settlements, monetary damages, or injunctive relief that could negatively and materially impact our ability to conduct our business, results of operations and cash flows. Additionally, in the event we did not previously accrue for such litigation or proceeding in our financial statements, we may be required to record retrospective accruals that adversely affect our results of operations and financial condition.
Finally, we may not be able to maintain insurance coverage on acceptable terms, or at all, and our insurance may not cover all risks or potential liabilities. Any uninsured or underinsured loss could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Third parties have claimed and additional third parties in the future may claim that we infringe their proprietary rights.
Third parties have claimed and additional third parties may claim in the future that we have infringed their intellectual property rights, including claims regarding patents, copyrights and trademarks. For additional information on such claims, please refer to Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation, management distraction and reputational harm. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our solutions, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our partners. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all.
We license and use software from third parties in our business and generally must rely on those third parties to protect the licensed rights and avoid infringement. Such licenses may terminate, expire or become unavailable on acceptable terms, and licensed technology may become obsolete, defective or incompatible with future versions of our offerings. Failure to comply with license terms could result in termination of rights, damages or operational disruption. If we are unable to obtain or maintain necessary third-party licenses, or if licensors impose more restrictive terms or higher fees or royalties, we may be required to modify our products, obtain alternative technology, incur increased costs or limit certain offerings. Furthermore, incorporating intellectual property or proprietary rights in our products or services licensed from or otherwise made available to us by third parties on a non-exclusive basis could limit our ability to protect the intellectual property and proprietary rights in our products and services and our ability to restrict third parties from developing, selling or otherwise providing similar or competitive technology using the same third-party intellectual property or proprietary rights
Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
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
RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
Our substantial indebtedness and related debt obligations could limit our financial and operating flexibility and increase our vulnerability to adverse business and economic conditions.
As of April 3, 2026, we had an aggregate of $8,275 million of outstanding indebtedness that will mature in calendar years 2027 through 2033, and $1,495 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants and the springing maturity provisions under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
To support the origination of loans, earned wage advances and other receivables on our platform and the growth of our business, we must maintain a variety of funding arrangements. We cannot guarantee that we will be able to extend or replace our existing funding arrangements at maturity on reasonable terms or at all. For example, disruptions in the credit markets or other factors, such as the high inflation and interest rate environment in calendar years 2024, 2025, and to date in 2026, could adversely affect the availability, diversity, cost and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry or our business, including as a result of any significant underperformance of the consumer receivables facilitated through our platform or regulatory developments, in particular regarding earned wage access products, that impose significant requirements on, or increase potential risks and liabilities related to, the consumer receivables facilitated through our platform, and fail to renew or extend facilities or impose higher costs to access our funding. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
GENERAL RISKS
Adverse macroeconomic conditions have adversely affected and may continue to adversely affect the consumer finance industry and our MoneyLion business.
We operate globally and as a result our business and revenues are impacted by global macroeconomic conditions. Although inflation has moderated from recent peak levels in certain markets, it remains elevated in many regions, and interest rates in the United States and other jurisdictions remain at historically elevated levels compared to the prior decade. Central banks may maintain higher interest rates for an extended period or adjust monetary policy in response to evolving economic conditions. Prolonged periods of elevated interest rates, volatility in financial markets, tightening credit conditions, uncertainty regarding the path of monetary policy, or renewed inflationary pressures have increased, and may continue to increase, our cost of capital and financing expenses. For example, elevated interest rates previously resulted in an increase in our cost of debt. These factors, together with geopolitical instability, armed conflicts, trade tensions, fluctuating tariff rates and policies, and risks of recession or economic slowdown, have had and may continue to have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, adverse macroeconomic conditions may cause our MoneyLion product partners to reduce or delay their marketing and advertising expenditures on our platform, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for the consumer finance industry. The timing and extent of an economic downturn may also require us to change, postpone or cancel our strategic initiatives or growth plans to pursue shorter-term sustainability. The longer and more severe an economic downturn, the greater the potential adverse impact on us, which could be material.
Many new customers on our MoneyLion platform have limited or no credit history and limited financial resources. Accordingly, such customers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions. Sustained high levels of unemployment or financial stress due to the global macroeconomic conditions, including elevated interest rates and inflation, may increase delinquencies, defaults, non-payments, foreclosures and bankruptcies with respect to our loans and earned wage access products and may reduce customer engagement with our investment and other financial services. If we are unable to adjust our operations effectively in response to rising unemployment or deteriorating credit conditions, or if we cannot accurately assess borrower creditworthiness or ability to pay for loans, earned wage advances or other MoneyLion products and services, our business, financial condition, results of operations and cash flows could be adversely affected.
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
In connection with the MoneyLion acquisition, we entered into a Contingent Value Rights Agreement dated April 17, 2025 (the “CVR Agreement”) governing the terms of the CVRs. Each CVR entitles its holder to receive $23.00 in shares of common stock, par value $0.01 per share, of Gen Digital (CVR Consideration) if, on any date prior to the second anniversary of the closing, (i) the Average VWAP (as defined in the CVR Agreement) of our common stock for 30 consecutive trading days is equal to or greater than $37.50 (subject to certain adjustments) or (ii) we undergo a change of control (each, a “CVR Requirement” and collectively the “CVR Requirements”). To the extent neither of the CVR Requirements are met, the CVR holders would not be entitled to receive the CVR Consideration. To the extent we are required to issue shares to the CVR holders under the CVR Agreement, our stockholders may be diluted. For additional information on our obligations under the CVR Agreement, refer to Exhibit [10.42] to this Annual Report on Form 10-K for a copy of the CVR Agreement.

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
We are a multinational company dual headquartered in the U.S. and the Czech Republic, with our principal executive offices in Tempe, Arizona. As such, we are subject to tax in multiple U.S. and international tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•Changes to the U.S. federal income tax laws, including forthcoming regulations implementing the One Big Beautiful Bill Act and other changes to the way that our U.S. tax liability is calculated. Such changes could result in significant retroactive adjustments adding cash tax payments/liabilities if adopted;
•Changes to other tax laws, regulations, and interpretations thereof in multiple jurisdictions in which we operate. The Organisation for Economic Co-operation and Development (“OECD”) has proposed certain tax reforms, which, among other things, (1) shift taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) establish a global minimum tax rate of 15% for multinational companies (“Pillar Two”). Ireland, Czech Republic and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups would be exempt from certain provisions of Pillar Two. Furthermore, several countries have proposed or adopted digital services taxes on revenue earned by multinational companies from the provision of certain digital services, regardless of physical presence;
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
•Tax assessments, or any related tax interest or penalties, that could significantly affect our income tax expense for the period in which the settlements take place; and
•Taxes arising in connection with changes in our workforce, corporate and legal entity structure or operations as they relate to tax incentives and tax rates.
We continue to assess the overall impact of these potential changes as developments occur and will reflect the impact of such changes in future financial statements as appropriate.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity risk management and strategy
We maintain a cybersecurity program designed to protect our systems and data from information security risks, including regular oversight of our programs for security monitoring. Gen has a process for identifying and assessing material risks from cybersecurity threats on a regular basis that operates alongside our broader overall risk assessment process, covering all identified enterprise wide risks. Cybersecurity risk is reviewed quarterly with management and with the board of directors. In addition, we regularly perform evaluations (including independent third-party evaluations) of our security program and our information technology infrastructure and information security management systems. A retained independent third-party firm reviews the maturity of our information security program and the results are discussed with the Audit Committee of the Board. Our processes also address the identification, assessment, and management of cybersecurity threat risks from our use of third-party service providers and other external vendors that support our products, services and internal operations. This involves, among other things, conducting pre-engagement risk-based diligence, reviewing security and controls reports, implementing contractual security and notification provisions, and ongoing monitoring and periodic assessment, as appropriate, based on the nature of the services provided and changes in the threat environment.
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
Governance
The Audit Committee of the Board has direct oversight to the Company’s (1) technology strategy, initiatives, and investments and (2) key cybersecurity information technology risks against both internal and external threats. The Audit Committee of the Board is comprised entirely of independent directors, with a mix of experience related to information technology audits, information security issues and/or oversight who meets and reports to the Board on a quarterly basis. The Audit Committee considers information technology risks in connection with cybersecurity incidents overseeing our enterprise technology, and reports to the Board on enterprise risk management matters on a quarterly basis. We have processes in place for management to report security instances to the Audit Committee as they occur, if material, and to provide a summary multiple times per year of other incidents to the Audit Committee. Additionally, our CISO attends each Audit Committee meeting and meets regularly with the Board of Directors to brief them on technology and information security matters. We carry insurance that provides protection against some of the potential losses arising from a cybersecurity incident. In the last fiscal three years, we have not experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.
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
Item 2. Properties
Our principal executive offices occupy approximately 75,051 square feet in Tempe, Arizona under a lease that expires in 2032. We also operate offices and data centers throughout the United States and other countries worldwide.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees and evolve our business. We believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
Item 3. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 18 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, which information is incorporated into this Item 3 by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock symbol and stockholders of record
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GEN”. As of April 3, 2026, there were 2,284 stockholders of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock performance graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index for the five fiscal years ended April 3, 2026 (assuming the initial investment of $100 in our common stock and in each of the other indices on the last day of trading for fiscal 2021 and the reinvestment of all dividends). The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast the possible future performance of our common stock.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Gen Digital Inc., the S&P 500 Index
and the S&P Information Technology Index

350
325
300
275
250
225
200
175
150
125
100
75
4/2/2021
4/1/2022
3/31/2023
3/29/2024
3/28/2025
4/3/2026
Gen Digital Inc.
S&P 500
S&P Information Technology

This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filings of Gen Digital under the Securities Act or the Exchange Act.
Repurchases of our equity securities
Stock repurchases during the three months ended April 3, 2026 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 3, 2026 to January 30, 2026	—	$—	—	$2,294
January 31, 2026 to February 27, 2026	9	$23.31	9	$2,094
February 28, 2026 to April 3, 2026	—	$—	—	$2,094
Total number of shares repurchased	9		9

(1)     The number of shares repurchased is reported on trade date.
(2)    Under our stock repurchase programs, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of April 3, 2026, we had $2,094 million remaining authorized to be completed in future periods with no expiration date.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related Notes thereto included under Item 15 of this Annual Report on Form 10-K.
OVERVIEW
Gen Digital Inc. is a global leader in consumer Cyber Safety and Trust-Based Solutions, empowering people around the world to live safer digital lives while building confidence and control over their financial futures. Through its trusted brands, including Norton, Avast, LifeLock and MoneyLion, Gen offers cybersecurity, online privacy, identity protection and financial wellness solutions to consumers worldwide.
Our Cyber Safety Platform includes our security, comprehensive suites, and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world securely, privately and with confidence. Our Trust-Based Solutions includes our identity protection, restoration support services, digital reputation, and secure financial wellness, including our first-party MoneyLion products and our Engine marketplace offerings.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2026, 2025 and 2024 in this report refers to fiscal years ended April 3, 2026, March 28, 2025 and March 29, 2024, respectively. Fiscal 2026 consisted of 53 weeks, whereas fiscal years 2025 and 2024 each consisted of 52 weeks.
Financial summary
The following table provides our key financial metrics for fiscal 2026 compared with fiscal 2025:

	Fiscal Year
(In millions, except for per share amounts)	2026	2025
Net revenues	$5,000	$3,935
Operating income (loss)	$2,120	$1,610
Net income (loss)	$973	$643
Net income (loss) per share - diluted	$1.57	$1.03
Net cash provided by (used in) operating activities	$1,545	$1,221

	As of
(In millions)	April 3, 2026	March 28, 2025
Cash, cash equivalents and restricted cash	$411	$1,006
•Net revenues increased $1,065 million, primarily due to higher sales in both our Cyber Safety Platform products and Trust-Based Solutions, including an increase of $823 million due to the acquisition of MoneyLion, and an increase of $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026.
•Operating income (loss) increased $510 million, primarily due to increased net revenues described above and decreased legal costs related to ongoing litigation. This is partially offset by an increase in marketing costs, payment processing fees, amortization of intangible assets and compensation related expenses.
•Net income (loss) increased $330 million and net income per share increased $0.54, primarily due to increased operating income discussed above partially offset by an increase in income tax expense.
•Cash, cash equivalents and restricted cash decreased by $595 million compared to March 28, 2025, primarily due to the cash consideration paid for our fiscal 2026 acquisitions including MoneyLion, principal payments of our Term A and B Facilities, repayment of our Term A Facility and share repurchases. This is partially offset by proceeds from the issuance of our Incremental Term Loan B and Extended Term Loan A and cash generated from operating activities during fiscal 2026.
•During fiscal 2026, we returned $1,091 million of capital back to shareholders and bondholders. This was achieved through the repurchase of 25 million shares of our common stock, totaling $634 million. Additionally, we paid out a total of $312 million in quarterly dividends and carried out $145 million in net debt pay downs.
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
We continue to monitor the direct and indirect impacts of these global macroeconomic or other geopolitical factors. If the economic uncertainty continues, we may experience negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Additional broader implications of these events on our business, results of operations, and overall financial position still remain uncertain and could result in further adverse impacts to our reported results. For further discussion of the potential impacts of global macroeconomic conditions on our business, please see “Risk Factors” in Part I, Item 1A and Part II, Item 7A below.
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
We use a two-step process to recognize liabilities for unrecognized tax benefits. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. There is judgment and complexity involved in assessing if the tax position is more likely than not. If we determine that the tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various outcomes. We re-evaluate these unrecognized tax benefits on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
RESULTS OF OPERATIONS
We have elected to omit discussion on the earliest of the three years presented in the Consolidated Financial Statements of this Annual Report on Form 10-K. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 28, 2025 for year-over-year comparisons of the results of operation between fiscal 2025 and fiscal 2024 as well as discussion of fiscal 2024 performance metrics and cash flow activity, all of which are incorporated herein by reference.
The following table sets forth our Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Fiscal Year
	2026	2025
Net revenues	100%	100%
Cost of revenues	22	20
Gross profit	78	80
Operating expenses:
Sales and marketing	25	19
Research and development	8	8
General and administrative	(2)	7
Amortization of intangible assets	4	4
Restructuring and other costs	1	0
Impairment of intangible assets	—	0
Total operating expenses	36	39
Operating income (loss)	42	41
Interest expense	(11)	(15)
Other income (expense), net	(1)	0
Income (loss) before income taxes	30	26
Income tax expense (benefit)	11	10
Net income (loss)	19%	16%

Note: The percentages may not add due to rounding.
Net revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2026	2025	2026 vs. 2025
Net revenues	$5,000	$3,935	27%
Fiscal 2026 compared to fiscal 2025
Net revenues increased $1,065 million, due to a $163 million increase in sales of our Cyber Safety Platform products and a $902 million increase in sales of our Trust-Based Solutions, including a $823 million increase in Trust-Based Solutions due to the acquisition of MoneyLion. Net revenues also increased $87 million due to the favorable impact from the additional week in the first quarter of fiscal 2026, impacting both segment financials. Specifically, the additional week contributed $56 million to Cyber Safety Platform and $31 million to Trust-Based Solutions.

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
The following table summarizes supplemental key performance metrics:

	Fiscal Year
(In millions)	2026	2025
Cyber Safety Platform	$3,339	$3,176
Trust-Based Solutions	1,661	759
Total net revenues	$5,000	$3,935

Direct revenues	$4,137	$3,463
Partner revenues	863	472
Total net revenues	$5,000	$3,935

Total bookings	$5,107	$3,988

	As of
(In millions)	April 3, 2026	March 28, 2025
Total paid customers	79	68
Revenue from Cyber Safety Platform increased $163 million during fiscal 2026 due to growth across our cyber safety membership offerings and the additional week in the first quarter of fiscal 2026. Revenue from Trust-Based Solutions increased $902 million during fiscal 2026 primarily due to the acquisition of MoneyLion, continued growth in our identity point solutions and the additional week in the first quarter of fiscal 2026.
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
Net revenues by geographical region
Percentage of revenue by geographical region as presented below is based on the billing location of the customers.

	Fiscal Year
	2026	2025
Americas	71%	66%
EMEA	21%	24%
APJ	8%	10%
The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue in Americas increased primarily due to our acquisition of MoneyLion during fiscal 2026 as compared to fiscal 2025.

Cost of revenues

	Fiscal Year		% Change
(In millions, except for percentages)	2026	2025	2026 vs. 2025
Cost of revenues	$1,077	$776	39%
Fiscal 2026 compared to fiscal 2025
Cost of revenues, including the impact of the additional week in the first quarter of fiscal 2026, increased $301 million, primarily due to a $197 million increase in partner revenue share mainly in Trust-Based Solutions, a $58 million increase in payment processing fees and a $32 million increase in amortization of intangible assets.
Operating expenses

	Fiscal Year		% Change
(In millions, except for percentages)	2026	2025	2026 vs. 2025
Sales and marketing	$1,228	$745	65%
Research and development	409	329	24%
General and administrative	(87)	291	(130)%
Amortization of intangible assets	218	174	25%
Restructuring and other costs	35	7	400%
Impairment of intangible assets	—	3	(100)%
Total operating expenses	$1,803	$1,549	16%
Our operating expenses increased in fiscal 2026 compared to fiscal 2025 primarily due to our acquisition of MoneyLion, the impact of the additional week in the first quarter of fiscal 2026. and compensation related expenses, offset by decrease in legal accruals.
Fiscal 2026 compared to fiscal 2025
Sales and marketing expense, including the impact of the additional week in the first quarter of fiscal 2026, increased $483 million, primarily due to a $205 million in loss on sale of Instacash Advances, a $142 million increase in marketing expenses, a $67 million increase in headcount costs and a $46 million increase in stock-based compensation expense.
Research and development expense, including the impact of the additional week in the first quarter of fiscal 2026, increased $80 million, primarily due to a $31 million increase in headcount costs, a $19 million increase in equipment expenses, a $17 million increase in stock-based compensation expense and an $8 million increase in occupancy and IT costs.
General and administrative expense decreased $378 million, primarily due to a $354 million litigation accrual reversal related to our litigation with the Trustees of the University of Columbia in the City of New York (Columbia). Refer to Note 18 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our litigation with Columbia.
Amortization of intangible assets increased $44 million, primarily due to our acquisition of MoneyLion.
Restructuring and other costs increased $28 million, primarily due to an increase in severance and termination benefits in connection with the April 2025 Plan. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for details of the fiscal 2026 restructuring activities.
Non-operating income (expense), net

	Fiscal Year		$ Change
(In millions)	2026	2025	2026 vs. 2025
Interest expense	$(569)	$(578)	$9
Interest income	25	28	(3)
Foreign exchange gain (loss)	4	2	2
Loss on early extinguishment of debt	(9)	—	(9)
Change in fair value and impairment of non-marketable equity investments	(79)	(30)	(49)
Gain on sale of nonfinancial assets	15	—	15
Gain (loss) on sale of properties	(1)	—	(1)
Other	5	(3)	8
Non-operating income (expense), net	$(609)	$(581)	$(28)
Fiscal 2026 compared to fiscal 2025
Non-operating income (expense), net, increased $28 million, primarily due to a $49 million increase in change in fair value and impairment of our non-marketable equity investments. See Note 8 of the Notes to the Consolidated Financial Statements

included in this Annual Report on Form 10-K for details of the fiscal 2026 activities related to our non-marketable equity investments. This is partially offset by a $15 million gain on sale of nonfinancial assets in the third quarter of fiscal 2026.
Provision for income taxes

	Fiscal Year
(In millions, except for percentages)	2026	2025
Income (loss) before income taxes	$1,511	$1,029
Income tax expense (benefit)	$538	$386
Effective tax rate	36%	38%
Fiscal 2026 compared to fiscal 2025
Our effective tax rate decreased primarily due to a lower impact from U.S. taxation of foreign earnings, partially offset by increased impacts from changes in unrecognized tax benefits and related interest and penalties in fiscal 2026. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information about our unrecognized tax benefits.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was enacted into law in the United States. The Act includes various provisions that are applicable to us beginning in fiscal 2026. These provisions include an allowance to accelerate tax deductions of certain capital expenditures, research & experimentation expenditures, and an increase to the annual limitation of tax-deductible interest expenses. The impacts of the Act are included in our operating results for fiscal 2026. The Act has not had, and is not expected to have, a material impact on our effective tax rate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to the acquisition of MoneyLion through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of April 3, 2026 depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A.
Cash flows
The following table summarizes our cash flow activities in fiscal 2026 and 2025:

	Fiscal Year
(In millions)	2026	2025
Net cash provided by (used in):
Operating activities	$1,545	$1,221
Investing activities	$(1,011)	$(100)
Financing activities	$(1,133)	$(970)
Increase (decrease) in cash, cash equivalents and restricted cash	$(595)	$160
See Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for our supplemental cash flow information.
Cash from operating activities
Net cash provided by operating activities of $1,545 million in fiscal 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Changes in operating assets and liabilities, net of acquisitions, include decreases in other liabilities, Instacash Advances held for sale, income taxes payable, accounts receivable, net and accounts payable offset by an increase in contract liabilities.

Cash from investing activities
Net cash used in investing activities of $1,011 million in fiscal 2026 was primarily related to the cash consideration paid for our fiscal 2026 acquisitions including MoneyLion.
Cash from financing activities
Net cash used in financing activities of $1,133 million in fiscal 2026 was primarily due to repayment of our Term A Facility, principal payments of our Term A and B Facilities, repurchases of common stock under our repurchase program and quarterly dividend payments. This was partially offset by proceeds from the issuance of our Incremental Term Loan B of $750 million and Extended Term Loan A of $2,741 million.
Cash and cash equivalents
As of April 3, 2026, we had cash and cash equivalents of approximately $402 million, excluding restricted cash, of which $289 million was held by our foreign subsidiaries. Our cash and cash equivalents are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.
Debt
We have an undrawn revolving credit facility of $1,495 million, net of our letters of credit, which expires in March 2031.
Stock repurchases
During the fiscal 2026 and 2025, we executed repurchases of 25 million and 11 million of our common stock under our existing stock repurchase program for an aggregate amount of $634 million and $272 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of April 3, 2026, our total outstanding principal amount of indebtedness is summarized as follows. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on our debt.

(In millions)	April 3, 2026
Term Loans	$5,825
Senior Notes	2,450
Total debt	$8,275
The Amended Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including compliance with specified financial ratios, and includes a springing maturity provision applicable solely to the Extended Term A Facility and Revolving Facility pursuant to which the obligations under such facilities may become due and payable prior to the stated maturity dates.
As of April 3, 2026, we were in compliance with all debt covenants. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding our debt, including applicable financial ratios, debt covenant compliance and the springing maturity provision applicable to the Extended Term A Facility and Revolving Facility.
Dividends
On May 7, 2026, we announced a cash dividend of $0.125 per share of common stock to be paid in June 2026. Any future dividends and dividend equivalents will be subject to the approval from our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of April 3, 2026, the remaining balance of our stock repurchase authorization is $2,094 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further cash flow information associated with our restructuring activities.

Material contractual obligations
The following is a schedule of our material contractual commitments as of April 3, 2026. The expected timing and amount of short-term and long-term payments of the obligations in the following table is estimated based on current information. Timing of payments and actual amounts paid may be different, depending on the time of receipt of goods or services, or changes to agreed-upon amounts for certain obligations.

(In millions)	Short-Term Payments	Long-Term Payments	Total
Contractual obligations:
Debt (principal payments) (1)	$181	$8,094	$8,275
Interest payments on debt (2)	474	1,525	1,999
Purchase obligations (3)	532	106	638
Operating leases (4)	22	51	73
Total	$1,209	$9,776	$10,985

(1)Debt (principal payment) is classified based on the currently effective stated maturity dates in force as of April 3, 2026. The classification above does not reflect any earlier maturity that could result from the application of a springing maturity date. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
(2)Interest payments calculated based on the contractual terms of the related debt instruments. Interest on variable rate debt was calculated using the interest rate in effect as of April 3, 2026. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the term loans and senior notes.
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
(4)Payments for various non-cancelable operating lease agreements that expire on various dates through fiscal 2033. The amounts in the table above exclude expected sublease income. See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on leases.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of April 3, 2026, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,584 million in long-term income taxes payable has been excluded from the contractual obligations table. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
Interest rate risk
As of April 3, 2026, we had $2,450 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,443 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of April 3, 2026, we also had $5,825 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $58 million increase or decrease in interest expense on an annualized basis.

In addition, we have a $1,495 million revolving credit facility, net of our letters of credit, that, if drawn, bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than each entity’s functional currency, primarily in Euro, Japanese Yen, British Pound, Australian Dollar, Czech Koruna and Canadian Dollar. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services provided. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses, which impacts our operating results.
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as volatile market conditions, including the weakening of foreign currencies relative to USD, which has negatively affected, and may in the future continue to negatively affect, our revenue expressed in USD.
We manage these exposures and reduce the potential effects of currency fluctuations by executing monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposures. The gains and losses on these foreign exchange contracts are recorded in Other income (expense), net in our Consolidated Statements of Operations.
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As our international operations grow, we will continue to reassess our approach to managing risks related to fluctuations in foreign currency.
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
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Gen Digital. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the preparation and reliability of financial reporting and preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We completed the acquisition of MoneyLion in April 2025. Management has excluded MoneyLion from its assessment of the effectiveness of Gen’s internal control over financial reporting as of April 3, 2026. Total assets (excluding goodwill and intangibles) and total revenues of MoneyLion represent approximately 2%, or $354 million and 16%, or $823 million, respectively, of the Consolidated Financial Statement amounts as of, and for the fiscal year ended, April 3, 2026. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of an acquired business may be omitted from the scope of management’s assessment of the effectiveness of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company.
Our management has concluded that, as of April 3, 2026, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of our internal control over financial reporting, as of April 3, 2026, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 3, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On April 17, 2025, we completed our acquisition of MoneyLion and are currently integrating MoneyLion into our operations and internal control processes. Our initial assessment of MoneyLion’s internal control over financial reporting is ongoing. We have designed and implemented new controls as needed.
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
Item 9B. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended April 3, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included under the captions “The Board and Its Committees”, “Our Executive Officers” and “Corporate Governance” in our proxy statement for the 2026 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended April 3, 2026 (the 2026 Proxy Statement) and is incorporated herein by reference. With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2026 Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under the captions “Director Compensation” and “Executive Compensation and Related Information” in our 2026 Proxy Statement and is incorporated herein by reference (excluding the information under the subheading “Pay Versus Performance”).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Board Independence” in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185.
The information required by this item will be included under the caption “Principal Accountant Fees and Services” in our 2026 Proxy Statement and is incorporated herein by reference.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Gen Digital Inc. and subsidiaries (the Company) as of April 3, 2026 and March 28, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended April 3, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 3, 2026 and March 28, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended April 3, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired MoneyLion Inc. during the year ended April 3, 2026, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2026, MoneyLion Inc.’s internal control over financial reporting associated with total assets (excluding goodwill and intangibles) and total revenues representing approximately 2%, or $354 million, and 16%, or $823 million, respectively, included in the consolidated financial statements of the Company as of and for the year ended April 3, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MoneyLion Inc.
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
Sufficiency of audit evidence over net revenues
As discussed in Note 1 to the consolidated financial statements, the Company’s net revenues are principally derived from the sale of products and services directly to end-user customers through multiple partner distribution channels. The processing of customer orders through to the determination of net revenues to be recognized is reliant upon multiple information technology (IT) systems. The Company recorded $5,000 million of net revenues for the year ended April 3, 2026.
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
Accounting for the Sale of Instacash Advances
As discussed in Note 3 to the consolidated financial statements, the Company originates and sells Instacash Advances pursuant to a Master Receivables Purchase Agreement. These advances are not loans and carry no contractual obligation for customer repayment. The Company accounts for the transfer of these advances as sales of financial assets under ASC 860, Transfers and Servicing. During the year, Instacash Advances sold aggregated $4,126 million with a resulting loss on sale of $205 million. As of April 3, 2026, the Company was servicing $343 million of sold Instacash Advances.
We identified the evaluation of the accounting for Instacash Advances as a critical audit matter. Complex auditor judgment was required to evaluate whether the terms and conditions of Instacash Advances met the criteria for sale of financial asset accounting under relevant accounting guidance.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Instacash sale accounting. We involved accounting professionals with specialized skills and knowledge, who assisted in evaluating management's accounting analysis and related disclosures and inspecting the underlying agreements to assess the application of the accounting guidance. Additionally, for a sample of Instacash transactions, we compared the originations, transfers and repayments to the underlying documentation as well as the Company's accounting policy to determine that the transactions were accounted for in accordance with the relevant accounting guidance.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Santa Clara, California
May 21, 2026

GEN DIGITAL INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except par value per share amounts)

	April 3, 2026	March 28, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$411	$1,006
Accounts receivable, net	361	171
Other current assets	295	245
Assets held for sale	14	22
Total current assets	1,081	1,444
Property and equipment, net	71	60
Intangible assets, net	2,096	2,267
Goodwill	10,996	10,237
Deferred income tax assets	1,153	1,218
Other long-term assets	192	269
Total assets	$15,589	$15,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96	$94
Accrued compensation and benefits	115	105
Current portion of long-term debt	181	291
Contract liabilities	1,904	1,846
Other current liabilities	414	515
Total current liabilities	2,710	2,851
Long-term debt	8,015	7,968
Long-term contract liabilities	73	77
Deferred income tax liabilities	198	222
Long-term income taxes payable	1,588	1,420
Other long-term liabilities	394	688
Total liabilities	12,978	13,226
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 598 and 617 shares issued and outstanding as of April 3, 2026 and March 28, 2025, respectively	2,341	2,066
Accumulated other comprehensive income (loss)	1	(33)
Retained earnings (accumulated deficit)	269	236
Total stockholders’ equity (deficit)	2,611	2,269
Total liabilities and stockholders’ equity	$15,589	$15,495
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended
	April 3, 2026	March 28, 2025	March 29, 2024
Net revenues	$5,000	$3,935	$3,800
Cost of revenues	1,077	776	731
Gross profit	3,923	3,159	3,069
Operating expenses:
Sales and marketing	1,228	745	733
Research and development	409	329	332
General and administrative	(87)	291	604
Amortization of intangible assets	218	174	233
Restructuring and other costs	35	7	57
Impairment of intangible assets	—	3	—
Total operating expenses	1,803	1,549	1,959
Operating income (loss)	2,120	1,610	1,110
Interest expense	(569)	(578)	(669)
Other income (expense), net	(40)	(3)	6
Income (loss) before income taxes	1,511	1,029	447
Income tax expense (benefit)	538	386	(160)
Net income (loss)	$973	$643	$607

Net income (loss) per share - basic	$1.59	$1.04	$0.95
Net income (loss) per share - diluted	$1.57	$1.03	$0.95

Weighted-average shares outstanding:
Basic	612	617	637
Diluted	619	624	642
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	April 3, 2026	March 28, 2025	March 29, 2024
Net income (loss)	$973	$643	$607
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	37	(31)	10
Net unrealized gain (loss) on interest rate derivative	(3)	(13)	16
Other comprehensive income (loss), net of taxes	34	(44)	26
Comprehensive income (loss)	$1,007	$599	$633
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In millions, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	640	$2,800	$(15)	$(633)	$2,152
Net income (loss)	—	—	—	607	607
Other comprehensive income (loss), net of taxes	—	—	26	—	26
Common stock issued under employee stock incentive plans	6	12	—	—	12
Shares withheld for taxes related to vesting of stock units	(2)	(26)	—	—	(26)
Repurchases of common stock (1)	(21)	(444)	—	—	(444)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(253)	—	(72)	(325)
Stock-based compensation	—	138	—	—	138
Balance as of March 29, 2024	623	2,227	11	(98)	2,140
Net income (loss)	—	—	—	643	643
Other comprehensive income (loss), net of taxes	—	—	(44)	—	(44)
Common stock issued under employee stock incentive plans	6	11	—	—	11
Shares withheld for taxes related to vesting of stock units	(1)	(26)	—	—	(26)
Repurchases of common stock (1)	(11)	(274)	—	—	(274)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(6)	—	(309)	(315)
Stock-based compensation	—	134	—	—	134
Balance as of March 28, 2025	617	2,066	(33)	236	2,269
Net income (loss)	—	—	—	973	973
Other comprehensive income (loss), net of taxes	—	—	34	—	34
Common stock issued under employee stock incentive plans	8	13	—	—	13
Shares withheld for taxes related to vesting of stock units	(2)	(56)	—	—	(56)
Repurchases of common stock (1)	(25)	(5)	—	(634)	(639)
Cash dividends declared ($0.50 per share of common stock) and dividend equivalents accrued	—	(8)	—	(306)	(314)
Stock-based compensation	—	237	—	—	237
Fair value of replacement awards issued in connection with business acquisitions	—	21	—	—	21
Fair value of CVR issued in connection with business acquisitions	—	73	—	—	73
Balance as of April 3, 2026	598	$2,341	$1	$269	$2,611

(1)    Amount includes excise tax on share repurchases.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	April 3, 2026	March 28, 2025	March 29, 2024
OPERATING ACTIVITIES:
Net income (loss)	$973	$643	$607
Adjustments:
Amortization and depreciation	493	419	485
Impairments and write-offs of current and long-lived assets	—	7	(3)
Stock-based compensation expense	237	133	138
Loss on sale of Instacash Advances	205	—	—
Deferred income taxes	92	(32)	(991)
Loss on extinguishment of debt	9	—	—
Gain on sale of nonfinancial assets	(15)	—	—
Gain on sale of properties	—	—	(9)
Non-cash operating lease expense	18	16	18
Change in fair value and impairment of non-marketable equity investments	79	30	40
Foreign currency remeasurement loss (gain)	54	(2)	(18)
Legal contract dispute cost (1)	—	66	—
Other	47	13	40
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(32)	(53)	7
Accounts payable	(48)	26	(12)
Accrued compensation and benefits	8	27	(24)
Contract liabilities	74	36	47
Income taxes payable	(96)	(80)	446
Instacash Advances held for sale, net	(205)	—	—
Other assets	16	86	861
Other liabilities	(364)	(114)	432
Net cash provided by (used in) operating activities	1,545	1,221	2,064
INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(15)	(20)
Purchase of non-marketable equity investments	—	(4)	—
Payments for acquisitions, net of cash acquired	(1,032)	(84)	—
Payments for originations of notes receivable	(283)	—	—
Proceeds from principal repayments of notes receivable	253	—	—
Proceeds from the maturities and sales of short-term investments	13	—	—
Proceeds from the sale of properties	21	—	25
Proceeds from sale of nonfinancial assets	40	—	—
Other	(1)	3	(3)
Net cash provided by (used in) investing activities	(1,011)	(100)	2
FINANCING ACTIVITIES:
Repayments of debt	(3,620)	(1,311)	(1,183)
Proceeds from issuance of debt, net of issuance costs (2)	3,475	941	—
Net proceeds from sales of common stock under employee stock incentive plans	13	11	12
Tax payments related to vesting of stock units	(55)	(26)	(26)
Dividends and dividend equivalents paid	(312)	(313)	(323)
Repurchases of common stock	(634)	(272)	(441)
Net cash provided by (used in) financing activities	(1,133)	(970)	(1,961)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	4	9	(9)
Change in cash, cash equivalents and restricted cash	(595)	160	96
Beginning cash, cash equivalents and restricted cash	1,006	846	750
Ending cash, cash equivalents and restricted cash	$411	$1,006	$846

(1)    During fiscal 2025, in connection with a legal settlement terminating our agreement with an Avast e-commerce partner that acted as payment processor and merchant of record for a subset of customers, we released our claims to $66 million of outstanding accounts receivable (net of any fees payable) in exchange for the transfer of the related customer information to us. The $66 million was charged off as general and administrative expense and is reflected as a non-cash item within the change in accounts receivable in operating activities for fiscal 2025. No comparable activity occurred in fiscal 2026 or fiscal 2024.
(2)    Issuance costs paid for issuance of debt for fiscal year ended 2026 and 2025 was $16 million and $9 million, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

GEN DIGITAL INC.
Notes to the Consolidated Financial Statements
Note 1. Description of Business and Significant Accounting Policies
Business
Gen Digital Inc. is a global leader in consumer Cyber Safety and Trust-Based Solutions, empowering people around the world to live safer digital lives while building confidence and control over their financial futures. Through its trusted brands, including Norton, Avast, LifeLock and MoneyLion, Gen offers cybersecurity, online privacy, identity protection and financial wellness solutions to consumers worldwide.
Basis of presentation
The accompanying Consolidated Financial Statements of Gen Digital Inc. and our wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Fiscal 2026, 2025 and 2024 in this report refers to fiscal years ended April 3, 2026, March 28, 2025 and March 29, 2024, respectively. Fiscal year 2026 consisted of 53 weeks, whereas fiscal years 2025 and 2024 each consisted of 52 weeks.
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
Significant Accounting Policies
With the exception of those discussed in Note 2, there were no material changes in accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that were applicable or adopted by us during fiscal 2026.
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
Our customers are primarily users of our products and solutions and have a direct billing relationship with us. However, our customers, also include users who do not have a direct billing relationship with us but register on our e-commerce site through our e-commerce partners. When referring to e-commerce partners, we are referring to those that are our fulfillment and payment processors who perform primarily administrative functions, such as collecting payment and remitting any required sales tax to governmental authorities. Revenue from these e-commerce partners is recognized on a gross basis, excluding fees paid to e-commerce partners.
We also generate revenue from stand-ready referral arrangements with third-party partners based on variable transaction prices. Revenue from these arrangements is recognized in the period in which services are provided, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
We offer various channel rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ performance compared to the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We record estimated reserves for rebates as an offset to revenue or contract liabilities. As of April 3, 2026 and March 28, 2025, reserves for rebates, recorded in Other current liabilities, were $4 million and $2 million, respectively. For products that include content updates and services, rebates are recognized as a ratable offset to revenue or contract liabilities over the term of the subscription.

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
Sale of Instacash Advances
Sales of Instacash Advances (the amount advanced to the customer) are accounted for as a sale when we determine that the Instacash Advances meet all the necessary criteria, including legal isolation for transferred assets, lack of constraint on the transferee to pledge or exchange the transferred assets for their benefit and the transfer of control. As a result, we no longer record these Instacash Advances in our Consolidated Financial Statements. We have also concluded that our continuing involvement in the sales arrangement does not affect this determination. We retain the servicing rights for the Instacash Advances sold and receive a market-based service fee for servicing the assets sold.
Instacash Advances held for sale are recorded at the lower of cost or fair value. If fair value is lower than cost, the difference between cost and fair value is recorded as a component of loss on sale within our sales and marketing expense in the Consolidated Statement of Operations. If we no longer have the intent to sell Instacash Advances held for sale, they are reclassified to Accounts Receivables, net at cost.
Net Interest Income on Notes Receivables
Net interest income on notes receivables is generated by interest earned on our Credit Builder Loan product, which are classified as notes receivables within accounts receivable, net on the Consolidated Balance Sheet.
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
Accounts receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for credit losses to reserve for expected uncollectible receivables. We also maintain an allowance for credit losses on notes receivable, related accrued interest and retained Instacash Advances. The allowance is recorded through a provision for credit losses and subsequent charge-offs, net of recoveries, are applied directly against this allowance.
We review our accounts receivable by aging category to identify specific customers or accounts with known disputes, delinquencies or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying estimates of expected credit losses to receivables with similar risk characteristics. In determining these percentages, we use judgment based on our historical collection experience and current economic trends as well as reasonable and supportable forecasts of future economic conditions, recent trends in delinquencies and charge-offs and other relevant factors. Due to the short-term nature of certain receivables, recent delinquency and charge-off trends are a primary consideration in estimating expected credit losses for those balances.
Our policy is to charge off notes receivable, related accrued interest and certain trade receivables, net of expected recoveries, in the month an account becomes 90 days contractually past due or earlier in the month an account is determined to be uncollectible. We determine past-due status based on contractual payment terms, which serve as a credit quality indicator.
Restricted Cash
Restricted cash consists of cash we are required to hold in reserve under our arrangements with certain vendors, including payment processors and partner banks, to support loan and Instacash Advance processing and funding activities. All cash accounts are held in federally insured institutions, which may at times exceed federally insured limits.
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
Internal-use software development costs
We capitalize qualifying costs incurred during the application development stage related to software developed for internal-use and amortize them over the estimated useful life of 3 years. We expense costs incurred related to the planning and post-implementation phases of development as incurred. As of April 3, 2026 and March 28, 2025, capitalized costs, net of amortization, were $9 million and $6 million, respectively.
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
Goodwill
Goodwill is recorded when consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is allocated to our reporting units, which are an operating segment or one level below an operating segment.
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
In fiscal 2026, based on our qualitative assessments, we concluded that it is more likely than not that the fair values are more than their carrying values. Accordingly, there was no indication of impairment of goodwill, and further quantitative testing was not required.
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
There were no impairments of long-lived assets recognized during fiscal 2026 and 2024. In fiscal year 2025, based on our qualitative assessment, we recognized an impairment of $3 million related to our long-lived assets.
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
Contingent Value Rights (CVRs)
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
The fair value of each RSU and PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The fair values of RSUs and PRUs are not discounted by the dividend yield because our RSUs and PRUs include dividend-equivalent rights, except for the 4 million unvested RSUs assumed as part of our acquisition MoneyLion. We use the Black-Scholes model to determine the fair value of stock options and the fair value of rights to acquire shares of common stock under our ESPP. The Black-Scholes valuation model incorporates a number of variables, including our expected stock price volatility over the expected life of the awards, actual and projected employee exercise and forfeiture behaviors, risk-free interest rates and expected dividends. If we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life, we estimate the expected life of the stock option awards granted based on its expected term using the simplified method available under U.S. GAAP.

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
We are exposed to credit risk principally through cash, cash equivalents and restricted cash and trade accounts receivable.
The associated risk of concentration for cash, cash equivalents and restricted cash is mitigated by maintaining balances with creditworthy financial institutions in accordance with our investment policy, which limits the amount of credit exposure to any one bank and to any one country. At certain times, amounts on deposit may exceed federal deposit insurance limits.
A majority of our trade receivables are derived from sales to E-commerce partners and retailers that distribute our cyber safety products. We also make consumer loans and advances to our Trust-Based Solutions customers. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the consumer nature and geographical dispersion of sales transactions. We maintain an allowance for credit losses on our trade accounts receivable.
No e-commerce partners accounted for over 10% of our total billed and unbilled accounts receivable for the fiscal year ended April 3, 2026. One e-commerce partner accounted for approximately 11% of accounts receivable as of March 28, 2025.
Advertising and other promotional costs
Advertising and other promotional costs are expensed as incurred, and are recorded in sales and marketing expenses. These costs totaled $584 million, $441 million and $438 million for fiscal 2026, 2025 and 2024, respectively.
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
Government Regulation
We are subject to various state and federal laws and regulations in each of the states in which we operate, which are subject to change and may impose significant costs or limitations on the way we conduct or expand our business. Our consumer loans and advances are originated under individual state laws, which may carry different rate and rate limits, and have varying terms and conditions depending upon the state in which they are offered. We are also subject to state licensing requirements of each individual U.S. state in which we operate, including with respect to certain consumer lending, life insurance and mortgage products and services that we offer directly or to which we connect consumers through third parties. Other governmental regulations include, but are not limited to, imposed limits on certain charges, insurance products and required licensing and qualifications.
Note 2. Recent Accounting Standards
Recently adopted authoritative guidance
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued new guidance to update income tax disclosure requirements, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. This is effective for fiscal years beginning after December 15, 2024. We have adopted the standard in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026 using a prospective approach in Note 13. The adoption of the standard has resulted in the modification of our disclosures but had no impact on our consolidated financial position, results of operations or statement of cash flows.
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
Accounting for Instacash Advances
Instacash Advances are not loans. The customer has no contractual obligation to repay an Instacash Advance, although the customer must be current on Instacash Advance repayments to request another Instacash Advance. At the point of Instacash Advance origination, the customer requests an available Instacash Advance amount, decides whether to incur an optional Turbo Fee and leave a tip, confirms the scheduled repayment date and authorizes automatic debit repayment. In the absence of directly applicable authoritative guidance, although Instacash Advances do not meet the U.S. GAAP definition of financial assets, we believe that financial asset accounting is the most relevant for financial reporting purposes, as there is a history of customers repaying the amount advanced.
We originate Instacash Advances with an intent to immediately sell, and sales of Instacash Advances are accounted for as sales under ASC 860, Transfers and Servicing (ASC 860), when all required conditions are met, including legal isolation of the transferred assets, no constraints on the transferee’s ability to pledge or exchange the assets, and no effective control over the assets.
Instacash Advances are sold pursuant to a Master Receivables Purchase Agreement (the Purchase Agreement) with Sound Point Capital Management LP (Sound Point). The Purchase Agreement has an initial two-year term beginning on June 30, 2024, with a one-year extension option upon mutual agreement. The Purchase Agreement allows the purchasers to acquire, on a committed basis and subject to certain conditions and concentration limits, a majority of our eligible Instacash Advances, up to an aggregate facility limit of $225 million at any given time. During fiscal 2026, we sold $4,126 million of Instacash Advances under the Purchase Agreement and had no unused capacity as of April 3, 2026. Optional Turbo Fees and Tips associated with Instacash Advances are excluded from the sale and are not transferred under the Purchase Agreement.
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
Instacash Advances that have been originated and are pending sale under the Purchase Agreement are classified as held for sale and are measured at the lower of cost or fair value. During fiscal 2026, we recognized $205 million in loss on the mark-to-market and sale of Instacash Advances, which is recorded in sales and marketing in our Consolidated Statement of Operations. If an Instacash Advance does not qualify for sale pursuant to the Purchase Agreement or if the intent to sell ceases, the Instacash Advance is reclassified to Accounts receivable, net, and carried at net realizable value.
In connection with the Purchase Agreement, MoneyLion Technologies Inc. (the Servicer), a wholly owned subsidiary of ours, entered into a Servicing Agreement with Sound Point and the purchasers party thereto. Under this agreement, we are responsible for servicing the sold receivables, including collections, remittances, and reporting. We earn a fixed percentage of net collections as a servicing fee, which is recognized as income when collections are received. As of April 3, 2026, we were responsible for servicing $343 million of Instacash Advances sold under the Purchase Agreement. During fiscal 2026, we recognized $59 million in servicing income, recorded in Net revenues in our Consolidated Statement of Operations. As of April 3, 2026, we had $32 million payable to Sound Point relating to the servicing activity, which will be settled using restricted cash and receivables from payment processors recorded in Other current assets.
Refer to Note 7 for a breakdown of our Instacash Advances balance, which is included in Accounts receivable, net in our Consolidated Balance Sheets.
Note 4. Business Combinations
Fiscal 2025 acquisition
On January 28, 2025, we acquired all of the outstanding shares of a technology-enabled personal finance education and recommendation platform for an aggregate purchase price of $84 million, net of $1 million cash acquired. The net purchase price was primarily allocated to goodwill and intangible assets of $52 million and $32 million, respectively.
Fiscal 2026 MoneyLion acquisition
On December 10, 2024, we entered into a definitive agreement to acquire MoneyLion. We completed the acquisition of MoneyLion on April 17, 2025. MoneyLion extends our identity solutions into offering comprehensive financial wellness through MoneyLion’s full-featured personal finance platform that includes credit building and financial management services.
Under the terms of the definitive agreement, each share of Class A common stock, par value $0.0001 per share, of MoneyLion, that was issued and outstanding as of immediately prior to the effective time of the acquisition was automatically cancelled, extinguished, and converted into the right to receive cash in an amount equal to $82.00, without interest thereon. Additionally, we cancelled all in-the money outstanding stock options, whether vested or unvested, and converted into the right to receive (i) an amount in cash, without interest thereon, equal to the product obtained by multiplying (a) the number of in-the-

money outstanding stock option immediately prior to the close by (b) the excess, if any, of MoneyLion’s closing stock price over the exercise price per share of such in-the-money stock option and (ii) one CVR in respect of each in-the-money stock option immediately prior to the close. Any outstanding stock option with an exercise price greater than or equal to MoneyLion’s closing stock price per share was forfeited and canceled for no consideration. We paid cash consideration of approximately $935 million for 100% of MoneyLion’s issued and outstanding common stock and in-the-money outstanding stock options.
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
Additionally, all outstanding and unvested RSUs and PSUs were assumed and converted into 4 million service-based RSUs of Gen’s common stock. The conversion was calculated by multiplying the total number of unvested RSUs and PSUs by an equity conversion ratio of 3.48. All converted RSUs will vest in accordance with the vesting period set forth in the original award agreement assuming continued service by the recipients through such date. The total fair value of these converted restricted stock awards was approximately $92 million, which $21 million was for pre-combination services and therefore, represents purchase consideration and $71 million will be recognized as stock-compensation expense over the requisite service period.
Consideration transferred
The total consideration for the acquisition of MoneyLion was approximately $951 million, net of cash acquired, and consisted of the following:

(In millions)	April 17, 2025
Cash consideration for outstanding MoneyLion common shares	$935
Fair value of assumed and converted equity awards	21
Fair value of CVRs	73
Total consideration	1,029
Less cash acquired	78
Net consideration transferred	$951
Fair value of assets acquired and liabilities assumed
Our final allocation of the aggregate purchase price for the acquisition as of April 17, 2025 was as follows:

(In millions)	April 17, 2025
Assets:
Accounts receivable (1)	$140
Other current assets	32
Assets held for sale	14
Property and equipment	2
Operating lease assets	14
Intangible assets	347
Goodwill	560
Other long-term assets	58
Total assets acquired	1,167
Liabilities:
Accounts payable	41
Current liabilities	108
Contract liabilities	1
Operating lease liabilities	14
Other long-term obligations	52
Total liabilities assumed	216
Total purchase price	$951

(1)    Gross accounts receivable at acquisition date and the amount of receivables expected to be collected are materially the same.
Our estimates and assumptions were subject to refinement within the measurement period, which ended during the fourth quarter of fiscal 2026. Adjustments to the purchase price during the measurement period required adjustments to be made to goodwill. During the fourth quarter of fiscal 2026, we recorded measurement period adjustments resulting in a decrease to goodwill of $7 million, primarily related to deferred tax assets, which resulted in an increase of $7 million to other long-term assets.

The goodwill of $560 million represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is attributable to the expected synergies of the acquisition, including future cost savings from planned integration of infrastructure, facilities, personnel and systems, and other benefits that are anticipated to be generated by combining both companies. Goodwill is allocated to our Trust-Based Solutions Segment. The goodwill recognized is not expected to be deductible for U.S. tax purposes. See Note 6 for further information on goodwill.
The identified intangible assets and their respective useful lives, as of April 17, 2025, are as follows:

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
Financing
In connection with our acquisition of MoneyLion, we entered into the Second Amendment to Amended and Restated Credit Agreement (the Second Amendment) with certain financial institutions to fund a portion of the cash consideration paid, in which they agreed to provide to us a $750 million Incremental Term B Facility, which matures on April 16, 2032. We incurred $9 million of debt issuance costs associated with the Incremental Term B Facility, which was capitalized and included in long-term debt in our Consolidated Balance Sheets. See Note 10 for further information about this debt instrument and the related debt covenants.
Impact on operating results
Our results of operations for fiscal 2026 includes $823 million of net revenues attributable to MoneyLion beginning April 17, 2025. It is impracticable to provide after-tax earnings attributable to MoneyLion subsequent to the acquisition due to the integration of our operations. We do not consider MoneyLion to be a separate operating segment or reporting unit, but rather an integrated brand, selling and marketing strategy within our Trust-Based Solutions segment.
We recognized immaterial transaction costs during fiscal 2026. These costs were primarily associated with legal and professional services, which were expensed as incurred and included in general and administrative expenses in our Consolidated Statement of Operations.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the fiscal years 2026 and 2025, as if the acquisition had been completed on March 30, 2024, the first day of fiscal 2025. The results below include the alignment of fiscal reporting periods and the impact of nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, stock-based compensation related to awards issued in conjunction with the acquisition, acquisition-related transaction costs, accounting policy alignment and the income tax effect of other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025
Net revenues	$5,032	$4,469
Net income (loss)	$1,015	$555

The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2025.
Fiscal 2026 acquisition
On March 10, 2026, we acquired all of the outstanding shares of a technology-enabled company that provides a digital personal insurance marketplace platform in the United States. The platform delivers insurance comparison and advisory services using data-driven matching capabilities, real-time bidding technology, and conversational interfaces supported by licensed insurance advisors. The acquisition brings additional insurance capabilities into the Engine by Gen marketplace.
The total purchase consideration was $175 million, net of $6 million cash acquired. The acquisition was not material to our Consolidated Financial Statements for the fiscal year ended April 3, 2026. Accordingly, we have not presented certain disclosures otherwise required by ASC 805, including the impact on our operating results or pro-forma financial information.
The accounting for the acquisition is preliminary as we continue to evaluate certain assets acquired and liabilities assumed. The valuation of assets acquired and liabilities assumed remains in process. As a result, the allocation of the purchase price has not been finalized. We currently expect that the purchase consideration will be primarily allocated to goodwill in our Trust-Based Solutions Segment. Based on preliminary estimates, approximately $171 million of the purchase consideration has been allocated to goodwill. We expect to finalize the purchase price allocation during the measurement period, which will not exceed one year from the acquisition date.
Note 5. Revenues
Disaggregation of revenues
The following table summarizes the components of our net revenues:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Subscription and service revenue (1)	$4,982	$3,935	$3,800
Net interest income on notes receivable	18	—	—
Net revenues	$5,000	$3,935	$3,800

(1)    Subscription and service revenue includes amounts related to our Instacash Advances of $479 million in fiscal 2026. Refer to Note 3 for additional information regarding our Instacash Advances.
Contract liabilities
During fiscal 2026 and 2025, we recognized $1,820 million and $1,777 million of revenue, respectively, from the contract liabilities balance at the beginning of the respective fiscal years.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and, when applicable, amounts that will be billed and recognized as revenue in future periods. As of April 3, 2026, we had $1,320 million of remaining performance obligations, excluding customer deposit liabilities of $657 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 1 for a description of our revenue recognition policy and Note 17 for tabular disclosures of disaggregated revenue by reportable segment and geographic region.
Note 6. Goodwill and Intangible Assets
Goodwill
Subsequent to the completion of our acquisition of MoneyLion on April 17, 2025, our portfolio now spans two reportable segments, Cyber Safety Platform and Trust-Based Solutions. See Note 17 for additional information on our reportable segments and Note 4 for additional information on our acquisition of MoneyLion.
We perform an impairment assessment of goodwill at the reporting unit level at least annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired. As a result of the change in reportable segments, our reporting units also changed. We used the relative fair value method to allocate goodwill to the associated reporting units. In connection with the preparation of our Condensed Financial Statements for the fiscal quarter ended July 4, 2025, we tested goodwill for impairment immediately before and after the change. As a result of these analyses, we determined that goodwill was not impaired before or after the change.
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

The changes in the carrying amount of goodwill are as follows:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Total
Balance as of March 29, 2024	$7,389	$2,821	$10,210
Acquisitions	—	52	52
Translation adjustments	(18)	(7)	(25)
Balance as of March 28, 2025	7,371	2,866	10,237
Acquisition	—	731	731
Translation adjustments	20	8	28
Balance as of April 3, 2026	$7,391	$3,605	$10,996
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	April 3, 2026			March 28, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,220	$(620)	$600	$1,159	$(442)	$717
Developed technology	1,450	(825)	625	1,332	(595)	737
Other	179	(47)	132	98	(24)	74
Total finite-lived intangible assets	2,849	(1,492)	1,357	2,589	(1,061)	1,528
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,588	$(1,492)	$2,096	$3,328	$(1,061)	$2,267
Amortization expense for purchased intangible assets is summarized below:

	Year Ended			Consolidated Statements of Operations Classification
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Customer relationships and other	$218	$174	$233	Operating expenses
Developed technology and other	259	227	229	Cost of revenues
Total	$477	$401	$462
As of April 3, 2026, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)	April 3, 2026
2027	$460
2028	455
2029	281
2030	110
2031	16
Thereafter	35
Total	$1,357
Asset purchase agreement
In October 2025, we entered into a purchase agreement to sell certain developed technology and assets for $40 million plus the assumption of liabilities related to our digital identity offering to a third-party, who previously licensed the use of the intellectual property from us. We completed the transaction in November 2025. Pursuant to the sale, we derecognized developed technology and other assets, net of associated liabilities, with an aggregate carrying value of approximately $22 million. We accounted for the transaction as a sale of nonfinancial assets under ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial assets. We recognized a gain on sale of nonfinancial assets of approximately $15 million during fiscal 2026, which is included as part of Other income (expense), net in our Consolidated Statement of Operations.

Note 7. Supplementary Information
Cash, cash equivalents and restricted cash:

(In millions)	April 3, 2026	March 28, 2025
Cash	$283	$462
Cash equivalents	119	544
Restricted cash	9	—
Total cash, cash equivalents and restricted cash	$411	$1,006
Accounts receivable, net:

(In millions)	April 3, 2026	March 28, 2025
Trade receivable	$225	$173
Notes receivable	135	—
Instacash Advances	10	—
Allowance for doubtful accounts	(9)	(2)
Total accounts receivable, net	$361	$171
Assets held for sale:

(In millions)	April 3, 2026	March 28, 2025
Properties held for sale	$—	$22
Instacash Advances held for sale	14	—
Total assets held for sale	$14	$22
Properties held for sale
In April 2025, we completed the sale of certain land and buildings in Tettnang, Germany, which were previously classified to assets held for sale during the second quarter of fiscal year 2025 for cash consideration of $9 million, net of transaction costs, and recognized an immaterial loss on sale.
In October 2025, we completed the sale of certain land and buildings in Dublin, Ireland, which were previously classified to assets held for sale during the fourth quarter of fiscal year 2023 for cash consideration of $12 million, net of transaction costs, and recognized an immaterial gain on sale.
Instacash Advances held for sale
Instacash Advances held for sale as of April 3, 2026, represent Instacash Advances that we originated and are pending sale under the Purchase Agreement. Refer to Note 3 for additional information regarding the sale of our Instacash Advances.
Other current assets:

(In millions)	April 3, 2026	March 28, 2025
Prepaid expenses	$144	$136
Income tax receivable and prepaid income taxes	57	76
Other tax receivable	15	15
Other	79	18
Total other current assets	$295	$245
Property and equipment, net:

(In millions)	April 3, 2026	March 28, 2025
Land	$12	$12
Computer hardware and software	372	360
Office furniture and equipment	17	16
Buildings	15	15
Leasehold improvements	37	37
Construction in progress	11	2
Total property and equipment, gross	464	442
Accumulated depreciation and amortization	(393)	(382)
Total property and equipment, net	$71	$60
Depreciation and amortization expense of property and equipment was $16 million, $18 million and $23 million in fiscal 2026, 2025 and 2024, respectively.

Other long-term assets:

(In millions)	April 3, 2026	March 28, 2025
Non-marketable equity investments	$16	$109
Long-term income tax receivable and prepaid income taxes	84	66
Operating lease assets	54	49
Other	38	45
Total other long-term assets	$192	$269
Short-term contract liabilities:

(In millions)	April 3, 2026	March 28, 2025
Deferred revenue	$1,247	$1,189
Customer deposit liabilities	657	657
Total short-term contract liabilities	$1,904	$1,846
Other current liabilities:

(In millions)	April 3, 2026	March 28, 2025
Income taxes payable	$47	$215
Other taxes payable	131	105
Accrued legal fees	30	12
Accrued royalties	78	41
Accrued interest	6	86
Unremitted collections from servicing of trade receivables	32	—
Current operating lease liabilities	19	14
Other accrued liabilities	71	42
Total other current liabilities	$414	$515
Other long-term liabilities:

(In millions)	April 3, 2026	March 28, 2025
Long-term accrued legal fees	$304	$601
Long-term operating lease liabilities	45	42
Other	45	45
Total other long-term liabilities	$394	$688
Long-term income taxes payable:

(In millions)	April 3, 2026	March 28, 2025
Unrecognized tax benefits (including interest and penalties)	$1,584	$1,419
Other long-term income taxes	4	1
Total long-term income taxes payable	$1,588	$1,420
Other income (expense), net:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Interest income	$25	$28	$25
Foreign exchange gain (loss) (1)	4	2	3
Loss on early extinguishment of debt	(9)	—	—
Change in fair value and impairment of non-marketable equity investments	(79)	(30)	(40)
Gain on sale of nonfinancial assets	15	—	—
Gain (loss) on sale of properties	(1)	—	9
Other	5	(3)	9
Total other income (expense), net	$(40)	$(3)	$6

(1)    We recognize foreign currency remeasurement adjustments on unrecognized tax benefits and deferred taxes as a component of Income tax expense (benefit) in our Consolidated Statements of Operations. Foreign currency remeasurement adjustments recognized in Income tax expense (benefit) were $56 million, $11 million and ($27) million for fiscal 2026, 2025 and 2024, respectively.

Supplemental cash flow information:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Income taxes paid (received), net of refunds	$445	$425	$(476)
Interest expense paid	$626	$557	$607
Cash paid for amounts included in the measurement of operating lease liabilities	$18	$17	$24
Originations of certain trade receivables held for sale	$(4,126)	$—	$—
Proceeds from the sale of certain trade receivables	$3,921	$—	$—
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$18	$6	$—
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$(5)	$(14)	$(20)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$4	$2	$—
Note 8. Financial Instruments and Fair Value Measurements
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	April 3, 2026			March 28, 2025
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$97	$97	$—	$544	$544	$—
Time deposits	22	—	22	—	—	—
Interest rate swaps (1)	—	—	—	3	—	3
Total	$119	$97	$22	$547	$544	$3

(1)    The interest rate swap agreements expired on March 31, 2026 upon their maturity.
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of April 3, 2026 and March 28, 2025, the carrying value of our non-marketable equity investments was $16 million and $109 million, respectively, and is included in Other long-term assets in our Consolidated Balance Sheets.
During fiscal 2026, we sold an equity interest in a non-marketable equity investment. In connection with the sale, we received both cash proceeds and non-cash proceeds in the form of an equity investment. We recognized a gain of $11 million, which is included in Other income (expense), net in our Consolidated Statement of Operations. We also recognized other immaterial losses on sales of our non-marketable equity investments during fiscal 2026, in Other income (expense), net in our Consolidated Statement of Operations.
We recognized impairments of $90 million, $30 million and $40 million on our non-marketable equity investments during fiscal years 2026, 2025 and 2024, respectively, in Other income (expense), net in our Consolidated Statements of Operations.
Current and long-term debt
As of April 3, 2026 and March 28, 2025, the total fair value of our current and long-term fixed-rate debt was $2,443 million and $2,475 million, respectively. The fair value of our variable-rate debts approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
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

The following summarizes our lease costs for fiscal 2026, 2025 and 2024:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Operating lease costs	$18	$14	$12
Short-term lease costs	2	3	3
Variable lease costs	4	4	6
Total lease costs	$24	$21	$21
Other information related to our operating leases for fiscal 2026, 2025 and 2024 was as follows:

	Year Ended
	April 3, 2026	March 28, 2025	March 29, 2024
Weighted-average remaining lease term	4.2 years	4.7 years	4.6 years
Weighted-average discount rate	6.13%	5.71%	5.35%
See Note 7 for cash flow information related to our operating leases.
As of April 3, 2026, the maturities of our lease liabilities by fiscal year are as follows:

(In millions)
2027	$22
2028	16
2029	14
2030	12
2031	4
Thereafter	5
Total lease payments	73
Less: Imputed interest	(9)
Present value of lease liabilities	$64
Note 10. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	April 3, 2026	March 28, 2025	Effective Interest Rate
Term A Facility due September 12, 2027	$—	$3,519	SOFR + %(1)
6.75% Senior Notes due September 30, 2027	900	900	6.75%
Term B Facility due September 12, 2029	2,340	2,386	SOFR + %(2)
7.125% Senior Notes due September 30, 2030	600	600	7.13%
Extended Term A Facility due March 27, 2031	2,741	—	SOFR + %(3)
Incremental Term B Facility due April 16, 2032	744	—	SOFR + %(2)
6.25% Senior Notes due April 1, 2033	950	950	6.25%
Total principal amount	8,275	8,355
Less: unamortized discount and issuance costs	(79)	(96)
Total debt	8,196	8,259
Less: current portion	(181)	(291)
Total long-term debt	$8,015	$7,968

(1)     Term A Facility due 2027 bore interest at a rate equal to Term SOFR plus a credit spread adjustment (CSA) plus a margin based either on the then-applicable debt rating of our non-credit-enhanced, senior unsecured long-term debt or consolidated adjusted leverage as defined in the underlying loan agreement.
(2)     Term B Facility due 2029 and Incremental Term B Facility due 2032 bear interest at a rate equal to Term SOFR plus 1.75%.
(3)    Extended Term A Facility due 2031 bears interest, at our option, at either (x) the base rate plus a margin or (y) the secured overnight financing rate (SOFR) plus a margin, in each case determined by the better of (a) our non-credit-enhanced, senior unsecured long-term debt rating and (b) our consolidated adjusted leverage ratio as defined in the underlying loan agreement.

The interest rates for the outstanding term loans are as follows:

	April 3, 2026	March 28, 2025
Term A Facility due September 12, 2027	—%	5.92%
Term B Facility due September 12, 2029	5.42%	6.07%
Extended Term A Facility due March 27, 2031	5.05%	—%
Incremental Term B Facility due April 16, 2032	5.42%	—%
As of April 3, 2026, the future contractual maturities of debt by fiscal year, based on the currently effective stated maturity dates in force and excluding the impact of any earlier maturity that could result from a springing maturity date, are as follows:

(In millions)
2027	$181
2028	1,081
2029	181
2030	2,374
2031	2,798
Thereafter	1,660
Total future maturities of debt	$8,275
Senior credit facilities
On September 12, 2022, we entered into the Amended and Restated Credit Agreement (Credit Agreement) with certain financial institutions, in which they agreed to provide us with (i) a $1,500 million revolving credit facility (Revolving Facility), (ii) a $3,910 million term loan A facility (Term A Facility), (iii) a $3,690 million term loan B facility (Term B Facility) and (iv) a $750 million tranche A bridge loan (Bridge Loan) (collectively, the senior credit facilities). The Bridge Loan was undrawn and immediately terminated upon the close of the acquisition of Avast. The Credit Agreement provides that we have the right at any time to request incremental revolving commitments and incremental term loans up to an unlimited amount, subject to certain customary conditions precedent and other provisions. The lenders under these facilities will not be under any obligation to provide any such incremental loans or commitments. We drew down the aggregate principal amounts of the Term A Facility and Term B Facility to finance the cash consideration payable for our acquisition of Avast and to fully repay the outstanding principal and accrued interest of the existing credit facilities at the time. The Credit Agreement replaced the existing credit facilities upon the close of the transaction.
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
On March 27, 2026, we entered into the Third Amendment with certain financial institutions under the Amended Credit Agreement. Pursuant to the Third Amendment, we (i) extended the maturity date of the $1,500 million Revolving Facility to March 27, 2031, (ii) established a new $2,741 million term A facility (Extended Term A Facility), the proceeds of which, together with cash on hand, were used to repay in full the Term A Facility and (iii) made certain other changes to the Amended Credit Agreement. The Extended Term A Facility bears interest, at our option, at either (x) the base rate plus a margin or (y) SOFR plus a margin, in each case determined by the better of (a) our non-credit-enhanced, senior unsecured long-term debt rating and (b) our consolidated adjusted leverage ratio as defined in the Third Amendment under the Amended Credit Agreement.
The Term B Facility will mature on September 12, 2029, the Extended Term A Facility and the Revolving Facility will mature on March 27, 2031, and the Incremental Term B Facility will mature on April 16, 2032; the senior credit facilities remain senior secured.
The Extended Term A Facility and the Revolving Facility (contractually maturing on March 27, 2031) are subject to a "springing maturity" provision. Under this provision, the maturity dates of these facilities will be accelerated if we do not maintain a minimum liquidity threshold ahead of our other upcoming debt maturities.
The Springing Maturity Dates are July 1, 2027, June 13, 2029 and July 1, 2030, which are 91 days before the stated maturity of the 6.75% Senior Notes (due 2027), the Term B Facility and the 7.125% Senior Notes (due 2030), respectively.
The minimum liquidity threshold requires that unrestricted cash plus unused Revolving Facility commitments, excluding commitments of any defaulting lender, minus specific debt, be at least $640.5 million.

Before the 6.75% Senior Notes (due 2027) are refinanced or repaid in full, the debt deduction includes only the aggregate principal amount of the 6.75% Senior Notes. After that, the debt deduction includes any remaining 6.75% Senior Notes, the Term B Facilities and the 7.125% Senior Notes. If we do not satisfy the minimum liquidity threshold on the springing maturity date, the Extended Term A Facility matures on that date.
In connection with the refinancing of our Term A Facility, we wrote off $9 million of unamortized debt issuance costs, which was recognized as a loss on extinguishment of debt during the fourth quarter of fiscal 2026. We capitalized approximately $7 million of new debt issuance costs in connection with the Extended Term A Facility and approximately $4 million in connection with the extension of the Revolving Facility, which will be amortized over the respective terms of the new facilities. Additionally, we recognized an immaterial loss on extinguishment of debt related to the Revolving Facility for unamortized issuance costs associated with lenders who exited the facility during the fourth quarter of fiscal 2026.
The principal amounts of the Extended Term Loan A Facility must be repaid in quarterly installments on the last business day of each calendar quarter equal to 1.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. The principal amounts of Term Loan B Facilities must be repaid in quarterly installments on the last business day of each calendar quarter equal to 0.25% of the aggregate principal amount as of the date of the Amended Credit Agreement. Quarterly installment payments commenced on March 31, 2023 for the Term B Facility, on September 30, 2025 for the Incremental Term B Facility and will commence on June 30, 2026 for the Extended Term A Facility. We may voluntarily repay outstanding principal balances under the Revolving Facility and term loan facilities without penalty or premium. As of April 3, 2026, there were no borrowings outstanding under our Revolving Facility; however, from time to time we utilize letters of credit as part of our ordinary course of business. Letters of credit reduce our Revolving Facility commitment amounts. As of April 3, 2026, we had outstanding letters of credit of $5 million.
Debt covenant compliance
The Amended Credit Agreement, which includes our Term Loans and Revolving Facility, contains customary representations and warranties, affirmative and negative covenants. The Revolving Facility and Extended Term A Facility are subject to a covenant that we maintain a consolidated leverage ratio less than or equal to 5.25 to 1.0; provided that such maximum consolidated leverage ratio will increase to 5.75 to 1.0 for the four fiscal quarters ending immediately after we acquire property, business or assets in an aggregate amount greater than $250 million.
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control, the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA), and a change of control event. As of April 3, 2026, we were in compliance with all financial debt covenants.
Senior notes
On September 19, 2022, we issued two series of senior notes, consisting of 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030, for an aggregate principal of $1,500 million. These notes are senior unsecured obligations that rank equally in right of payment with all of our existing and future senior, unsecured, unsubordinated obligations and may be redeemed at any time, subject to the make-whole provisions contained in the applicable indenture relating to such series of notes. Interest on these series of notes is payable semiannually in arrears on March 31 and September 30 for both the 6.75% Senior Notes and 7.125% Senior Notes, commencing on March 31, 2023. The First Call Dates of the 6.75% Senior Notes due 2027 and 7.125% Senior Notes due 2030 were September 30, 2024 and September 30, 2025, respectively. On and after the applicable First Call Dates, we may redeem the notes of a series at our option, in whole or in part, at any time and from time to time, at a set redemption price.
On February 28, 2025, we issued $950 million aggregate principal amount of our 6.25% Senior Notes due April 1, 2033 (the 6.25% Senior Notes). The 6.25% Senior Notes bear interest at a rate of 6.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2025. On or after April 1, 2028, we may redeem some or all of the 6.25% Senior Notes at the applicable redemption prices set forth in the supplemental indenture, plus accrued and unpaid interest.
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
Foreign currency exchange forward contracts
We conduct business in numerous currencies throughout our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than each entity’s functional currency. As a result, we are exposed to foreign exchange gains or losses, which impact our operating results. As part of our foreign currency risk mitigation strategy, we have entered into monthly foreign exchange forward contracts to hedge foreign currency balance sheet exposure. These forward contracts are not designated as hedging instruments. We do not hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

As of April 3, 2026 and March 28, 2025, the notional amounts of foreign exchange contracts not designated as hedging instruments was $337 million and $230 million, respectively.
Interest rate swap
In March 2023, we entered into interest rate swap agreements to mitigate risks associated with the variable interest rate of our Term A Facility. These pay-fixed, receive-floating rate interest rate swaps have the economic effect of hedging the variability of forecasted interest payments until their maturity. Pursuant to the agreements, we have effectively converted $1 billion of our variable rate borrowings under our Term A Facility to fixed rates, with $500 million at a fixed rate of 3.762% and $500 million at a fixed rate of 3.55%. The interest rate swap agreements matured on March 31, 2026.
These arrangements were designated as cash flow hedges for accounting purposes and as such, we recognized the changes in the fair value of these interest rate swaps in Accumulated other comprehensive income (loss) (AOCI), and the periodic settlements or accrued settlements of the swap were recognized within or against interest expense in our Consolidated Statements of Operations. Cash flows related to these hedges were classified under operating activities in our Consolidated Statements of Cash Flows.
As of March 28, 2025, the notional amount of interest rate swaps designated as cash flow hedges was $1,000 million. Due to the maturity of the interest rate swap agreements on March 31, 2026, there was no outstanding notional amount as of April 3, 2026.
Summary
The activity related to our foreign currency exchange forward contracts and interest rate swaps was immaterial as of April 3, 2026 and March 28, 2025, and for fiscal 2026, 2025 and 2024.
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
September 2022 Plan
In connection with our acquisition of Avast, our Board of Directors approved a restructuring plan (the September 2022 Plan) to realize cost savings and operational synergies, which became effective upon the close of acquisition on September 12, 2022. Actions under this plan include the reduction of our workforce, contract terminations, facilities closures, the sale of underutilized facilities and stock-based compensation charges for accelerated equity awards to certain terminated employees. As of April 3, 2026, we have incurred cumulative costs of $138 million related to the September 2022 Plan. The majority of actions under the plan were completed by March 28, 2025. Accordingly, the remaining activity and related accrual balance are not material, and only immaterial additional expenses were incurred during fiscal 2026.
April 2025 Plan
In connection with our acquisition of MoneyLion, our Board of Directors approved a restructuring plan (the April 2025 Plan). Actions under this plan include the reduction of our workforce, contract terminations, facilities consolidation, asset write-offs and other restructuring costs. The total estimated cost of the plan is approximately $30 million, of which $29 million has been incurred to date under the April 2025 Plan. As of April 3, 2026, we had a restructuring liability of $10 million related to the April 2025 Plan.

Restructuring summary
Rollforwards of our activities and liability balances related to our April 2025 Plan are presented in the tables below:

(In millions)	Liability Balance as of March 28, 2025	Net Charges	Cash Payments	Non-Cash Items	Liability Balance as of April 3, 2026
Severance and termination benefit costs	$—	$25	$(15)	$—	$10
Contract cancellation charges	—	1	(1)	—	—
Stock-based compensation charges	—	2	—	(2)	—
Other exit and disposal costs	—	1	(1)	—	—
Total	$—	$29	$(17)	$(2)	$10
The restructuring liabilities are included in Other current liabilities in our Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs are presented in the table below:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Severance and termination benefit costs	$29	$2	$42
Contract cancellation charges	1	—	5
Stock-based compensation charges	2	—	1
Asset write-offs and impairments	—	—	1
Other exit and disposal costs	3	5	8
Total restructuring and other	$35	$7	$57
Our restructuring and other costs related to the September 2022 Plan are presented in the table below:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Severance and termination benefit costs	$4	$2	$42
Contract cancellation charges	—	—	5
Stock-based compensation charges	—	—	1
Asset write-offs	—	—	1
Other exit and disposal costs	2	5	8
Total restructuring and other	$6	$7	$57
Our restructuring and other costs related to the April 2025 Plan are presented in the table below:

Year Ended
(In millions)	April 3, 2026
Severance and termination benefit costs	$25
Contract cancellation charges	1
Stock-based compensation charges	2
Other exit and disposal costs	1
Total restructuring and other costs	$29
Occasionally, we incur costs related to past restructuring plans. These charges were immaterial during fiscal 2026.

Note 13. Income Taxes
The components of our income (loss) before income taxes are as follows:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Domestic	$941	$514	$70
International	570	515	377
Total income (loss) before income taxes	$1,511	$1,029	$447
The components of income tax expense (benefit) are as follows:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Current:
Federal	$155	$246	$201
State	35	21	43
International	248	149	579
Total current income tax expense (benefit)	438	416	823
Deferred:
Federal	92	(33)	(729)
State	22	13	(134)
International	(14)	(10)	(120)
Total deferred income tax expense (benefit)	100	(30)	(983)
Total income tax expense (benefit)	$538	$386	$(160)

The difference between our effective income tax rate and the federal statutory income tax rate, following the adoption of ASU 2023-09, is as follows:

	Year Ended April 3, 2026
(In millions, except for percentages)	$	%
Federal statutory tax rate	$317	21%
State and local income taxes, net of federal income tax effect (1)	49	3%
Foreign tax effects:
Ireland
Statutory rate difference between Ireland and United States	(35)	(2)%
Nondeductible interest	13	1%
Other	11	1%
Czech Republic	19	1%
Other foreign jurisdictions	1	0%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws:
Global intangible low-taxed income	35	2%
Subpart F income	(21)	(1)%
Other	8	1%
Tax credits
Foreign Tax Credits	(20)	(1)%
Other Tax Credits	(4)	0%
Changes in valuation allowances	17	1%
Nontaxable or nondeductible items:
Stock-based compensation expense	18	1%
Other	2	0%
Changes in unrecognized tax benefits	139	9%
Other adjustments	(11)	(1)%
Income tax expense (benefit)	$538	36%

(1)    The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Virginia, Illinois, New Jersey, New York, Pennsylvania, and Georgia.
As previously disclosed for fiscal 2025 and 2024, prior to the adoption of ASU 2023-09, the difference between our effective income tax and the U.S. federal statutory income tax based on the 21% rate is as follows:

	Year Ended
(In millions)	March 28, 2025	March 29, 2024
Federal statutory tax expense (benefit)	$216	$93
State taxes, net of federal benefit	41	—
Foreign earnings taxed at other than the federal rate	(30)	(22)
Nondeductible expenses	31	48
Federal research and development credit	(4)	(6)
Valuation allowance increase (decrease)	10	(4)
Change in unrecognized tax benefits	(37)	338
Tax interest and penalties	84	129
Stock-based compensation	12	17
US tax on foreign earnings	55	20
Return to provision adjustment	4	—
Foreign exchange loss (gain)	10	(28)
Capital loss	—	(44)
Legal entity restructuring	—	(719)
Other, net	(6)	18
Income tax expense (benefit)	$386	$(160)

The principal components of deferred tax assets and liabilities are as follows:

(In millions)	April 3, 2026	March 28, 2025
Deferred tax assets:
Tax credit carryforwards	$61	$17
Net operating loss carryforwards of acquired companies	133	51
Interest	88	71
Other accruals and reserves not currently tax deductible	325	358
Goodwill	404	463
Capitalized research and experimental expenditures	48	112
Loss on investments not currently tax deductible	123	74
Other	77	61
Gross deferred tax assets	1,259	1,207
Valuation allowance	(184)	(107)
Deferred tax assets, net of valuation allowance	1,075	1,100
Deferred tax liabilities:
Intangible assets	(104)	(91)
Unremitted earnings of foreign subsidiaries	(4)	(4)
Other	(12)	(9)
Deferred tax liabilities	(120)	(104)
Net deferred tax assets (liabilities)	$955	$996
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards.
The valuation allowance provided against our deferred tax assets as of April 3, 2026 of $184 million is provided primarily against state and foreign capital loss carryforwards and certain tax credits.
As of April 3, 2026, we have U.S. federal net operating losses attributable to various acquired companies of approximately $535 million, of which $23 million begins to expire in fiscal 2027 and $512 million has an indefinite life. The net operating loss carryforwards are subject to an annual limitation under U.S. federal tax regulations but are expected to be fully realized. Furthermore, we have U.S. state net operating loss carryforwards attributable to various acquired companies of approximately $76 million. If not used, our U.S. state net operating losses will expire between fiscal 2028 and 2033. In addition, we have foreign net operating loss carryforwards of approximately $8 million.
In assessing the realizability of our gross deferred tax assets, we consider both the positive and negative evidence of future taxable income to support utilization. We considered the following: historical cumulative book income, as measured by the current and prior two years; historical taxable income; and future reversals of taxable temporary differences. The valuation allowance for deferred tax assets as of April 3, 2026 was $184 million. The valuation allowance was primarily related to tax attribute carryforwards that, in the judgment of management, are not more likely than not to be realized.
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

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Balance at beginning of year	$1,153	$1,163	$710
Settlements with tax authorities	(2)	—	(8)
Lapse of statute of limitations	(3)	(27)	(14)
Increase related to prior period tax positions	8	14	47
Decrease related to prior period tax positions	(3)	(13)	(9)
Increase related to current year tax positions	5	9	467
Increase (decrease) related to foreign currency exchange rates	41	7	(30)
Balance at end of year	$1,199	$1,153	$1,163
There was a change of $46 million in gross unrecognized tax benefits during the year ended April 3, 2026, as disclosed above. This gross liability does not include offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions and state income taxes.
Of the total unrecognized tax benefits at April 3, 2026, $994 million, if recognized, would affect our effective tax rate.
We recognize interest and/or penalties related to unrecognized tax benefits in income tax expense. At April 3, 2026, before any tax benefits, we had $433 million of accrued interest and penalties on unrecognized tax benefits. Interest included in our provision for income taxes was an expense of approximately $115 million for fiscal 2026. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made and reflected as a reduction of the overall income tax provision.
We file income tax returns in the U.S. and in many U.S. state and foreign jurisdictions. Our most significant tax jurisdictions are U.S. federal, Ireland, and the Czech Republic. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our fiscal years 2018 through 2025 remain subject to examination by the IRS for U.S. federal tax purposes. Our 2022 through 2025 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Our 2017 through 2025 fiscal years remain subject to examination by the Czech tax authorities.
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the anticipated tolling of applicable statutes of limitations across various taxing jurisdictions.
We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. or are exempted from further taxation. As of April 3, 2026, the tax liability recorded on the undistributed earnings is approximately $4 million.
The components of income taxes paid (received), net, is as follows:

(In millions)	Year Ended April 3, 2026
U.S. federal	$323
U.S. state and local	34
Foreign
Ireland	31
Czech Republic	45
Other	12
Total income taxes paid (received), net	$445
Note 14. Stockholders' Equity
Dividends
On May 7, 2026, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in June 2026. All shares of common stock issued and outstanding and all RSUs and PRUs as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million unvested RSUs assumed under the MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (the MoneyLion Plan) will not be entitled to DERs. See Note 15 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
CVRs
In connection with the acquisition of MoneyLion, we issued 12 million equity-classified CVRs to MoneyLion shareholders and optionholders. The CVRs entitle holders to receive a contingent payment of $23.00 per CVR, payable in shares of Gen’s common stock, if our average volume-weighted average share price equals or exceeds $37.50 over any 30 consecutive trading days from December 10, 2024 until April 17, 2027. The CVRs were recorded as a component of additional paid-in capital at a fair value of approximately $73 million as of the acquisition date, based on a Monte-Carlo simulation valuation model. As of April 3,

2026, there were 12 million CVRs outstanding. Refer to Note 4 for additional information regarding the CVRs and our acquisition of MoneyLion.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of April 3, 2026, we had $2,094 million remaining under the authorization to be completed in future periods.
The following table summarizes activity related to our stock repurchase program during the fiscal years ended April 3, 2026 and March 28, 2025:

	Year Ended
(In millions, except per share amounts)	April 3, 2026	March 28, 2025
Number of shares repurchased	25	11
Average price per share	$25.65	$24.65
Aggregate purchase price	$634	$272
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments and net unrealized gain (loss) on derivative instruments:

(In millions)	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) On Interest Rate Derivative	Total
Balance as of March 29, 2024	$(5)	$16	$11
Other comprehensive income (loss), net of taxes	(31)	(13)	(44)
Balance as of March 28, 2025	(36)	3	(33)
Other comprehensive income (loss), net of taxes	37	(3)	34
Balance as of April 3, 2026	$1	$—	$1
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
In connection with our acquisition of MoneyLion, all the outstanding RSUs and certain PSUs of the MoneyLion Plan were assumed and converted into 4 million unvested RSUs. The assumed and converted awards generally retain the terms and conditions under which they were originally granted. Upon vesting, the assumed and converted RSUs and any additional shares granted will settle into shares of our common stock. See Note 4 for further information about this business combination.
As of April 3, 2026, 26 million shares remained available for future grant, calculated using the maximum potential shares that could be earned and issued at vesting.
RSUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of March 28, 2025	9	$21.80
Granted	9	$26.88
Vested	(6)	$22.59
Forfeited	(2)	$24.68
Outstanding as of April 3, 2026	10	$25.33
RSUs generally vest over a three-year period. The weighted-average grant date fair value per share of RSUs granted during fiscal 2026, 2025 and 2024 was $26.88, $24.06 and $17.42, respectively. The total fair value of RSUs released in fiscal 2026, 2025 and 2024 was $159 million, $79 million and $85 million, respectively, which represents the market value of our common stock on the date the RSUs were released.

PRUs

(In millions, except per share and year data)	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested as of March 28, 2025	5	$28.42
Granted (1)	6	$40.42
Vested	(3)	$25.83
Forfeited (2)	(2)	$27.92
Outstanding and unvested as of April 3, 2026	6	$42.99

(1)    Includes approximately 1.5 million additional performance shares issued based on above-target payouts.
(2)    Includes approximately 2 million additional performance shares forfeited based on below-target payouts.
The total fair value of PRUs released in fiscal 2026, 2025 and 2024 was $34 million, $24 million and $20 million, respectively, which represents the market value of our common stock on the date the PRUs were released.
We grant PRUs to certain executives. These awards generally have a three-year vesting period. PRUs granted in fiscal 2026, 2025 and 2024 include a combination of our company’s performance and market conditions. Performance conditions are based on the achievement of specified non-GAAP financial or non-financial metrics over one- to four-year periods, depending on the nature of the award. Market conditions are based on the Company’s relative total shareholder return over three- or five-year periods. Depending on the level of achievement of the applicable performance and market conditions, between 0% and 200% (or higher for certain awards) of target shares may be earned.
Valuation of PRUs
The fair value of each PRU that does not contain a market condition is equal to the market value of our common stock on the date of grant. The fair value of each PRU that contains a market condition is estimated using the Monte Carlo simulation model. The valuation and the underlying weighted-average assumptions for PRUs are summarized below:

	Year Ended
	April 3, 2026	March 28, 2025	March 29, 2024
Expected term	4.2 years	2.9 years	2.9 years
Expected volatility	30.6%	32.2%	31.5%
Risk-free interest rate	3.9%	4.5%	3.5%
Weighted-average grant date fair value of PRUs	$40.42	$31.59	$22.83
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
As of April 3, 2026, 41 million shares have been issued under this plan and 29 million shares remained available for future issuance.
The following table summarizes activity related to the purchase rights issued under the ESPP:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Shares issued under the ESPP	1	1	1
Proceeds from issuance of shares	$13	$11	$12
The fair value of each stock purchase right under our ESPP is estimated using the Black-Scholes option pricing model. The weighted-average grant date fair value related to rights to acquire shares of common stock under our ESPP in fiscal 2026, 2025 and 2024 was $6.62 per share, $6.77 per share and $5.45 per share, respectively.
Dividend equivalent rights (DERs)
Our RSUs and PRUs, except for the 4 million unvested RSUs assumed under the MoneyLion Plan, contain DERs that entitles the recipient of an award to receive cash dividend payments when the associated award is released. The amount of DER equals to the cumulated dividends on the issued number of common stock that would have been payable since the date the associated award was granted. As of April 3, 2026 and March 28, 2025, current dividends payable related to DER was $9 million and $5 million, respectively, recorded as part of Other current liabilities in the Consolidated Balance Sheets, and long-term dividends payable related to DER was $4 million and $5 million, respectively, recorded as part of Other long-term liabilities.

Stock-based award modifications
There were no stock-based award modifications in fiscal 2026 and 2024. There were no material stock-based award modifications in fiscal 2025.
Stock-based compensation expense
Total stock-based compensation expense and the related income tax benefit recognized for all of our equity incentive plans in our Consolidated Statements of Operations were as follows:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Cost of revenues	$(1)	$4	$4
Sales and marketing	85	39	36
Research and development	54	37	39
General and administrative	97	54	58
Restructuring and other costs	2	—	1
Total stock-based compensation expense	$237	$134	$138
Income tax benefit for stock-based compensation expense	$(33)	$(17)	$(16)
As of April 3, 2026, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $361 million, which will be recognized over an estimated weighted-average amortization period of 2.5 years.
Other employee benefit plans
401(k) plan
We maintain a salary deferral 401(k) plan for all of our U.S. employees. This plan allows employees to contribute their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match the first 3.5% of a participant’s eligible compensation up to $6,000 in a calendar year. Our employer matching contributions to the 401(k) plan were as follows:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
401(k) matching contributions	$6	$4	$4
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
The components of basic and diluted net income (loss) per share are as follows:

	Year Ended
(In millions, except per share amounts)	April 3, 2026	March 28, 2025	March 29, 2024
Net income (loss)	$973	$643	$607

Net income per share - basic	$1.59	$1.04	$0.95
Net income per share - diluted	$1.57	$1.03	$0.95

Weighted-average shares outstanding - basic	612	617	637
Dilutive potentially issuable shares:
Employee equity awards	7	7	5
Weighted-average shares outstanding - diluted	619	624	642

Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Employee equity awards	6	—	1

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
Prior to fiscal 2026, we operated as one reportable segment, with consolidated net income (loss) serving as the primary measure of segment profit or loss. Subsequent to the completion of our acquisition of MoneyLion on April 17, 2025, our portfolio now spans two reportable segments, Cyber Safety Platform and Trust-Based Solutions, with the primary measure of segment profit or loss being updated to segment operating income (loss).
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
The following table presents details of our reportable segments and the “Corporate” category:

	Cyber Safety Platform	Trust-Based Solutions	Corporate	Consolidated
	(In millions)
Year Ended April 03, 2026
Net Revenues	$3,339	$1,661	$—	$5,000
Other segment items (1)	1,298	1,159	—	2,457
Operating income (loss)	$2,041	$502	$(423)	$2,120

Year Ended March 28, 2025
Net Revenues	$3,176	$759	$—	$3,935
Other segment items (1)	1,265	372	—	1,637
Operating income (loss)	$1,911	$387	$(688)	$1,610

Year Ended March 29, 2024
Net Revenues	$3,057	$743	$—	$3,800
Other segment items (1)	1,225	366	—	1,591
Operating income (loss)	$1,832	$377	$(1,099)	$1,110

(1)    Other segment items for our Cyber Safety Platform and Trust-Based Solutions include product costs, infrastructure and facilities expense, and compensation and benefits excluding stock-based compensation and expenses identified in “Corporate”.

The table below are the reconciling items included in “Corporate” category:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Amortization of intangible assets	$477	$401	$462
Stock-based compensation	237	134	138
Unallocated cost of revenue and operating expenses	(291)	153	499
Total	$423	$688	$1,099
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Year Ended
(In millions)	April 3, 2026	March 28, 2025	March 29, 2024
Americas	$3,533	$2,587	$2,484
EMEA	1,061	953	917
APJ	406	395	399
Total net revenues	$5,000	$3,935	$3,800

Note: The Americas include U.S., Canada, and Latin America; EMEA includes Europe, Middle East, and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $3,309 million, $2,358 million and $2,265 million during fiscal 2026, 2025 and 2024, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and restricted cash held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	April 3, 2026	March 28, 2025
U.S.	$122	$647
International	289	359
Total cash, cash equivalents and restricted cash	$411	$1,006
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	April 3, 2026	March 28, 2025
U.S.	$59	$50
Other countries (1)	12	10
Total property and equipment, net	$71	$60

(1)    No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
In fiscal 2026, 2025 and 2024, no individual end-user customer accounted for 10% or more of our net revenues. See Note 1 for e-commerce partners that accounted for over 10% of our total accounts receivable.
Note 18. Commitments and Contingencies
Purchase obligations
We have purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely, and we expect to make future cash payments according to the contract terms.
The following reflects estimated future payments for purchase obligations by fiscal year. The amount of purchase obligations reflects estimated future payments as of April 3, 2026.

(In millions)	April 3, 2026
2027	$532
2028	64
2029	36
2030	6
Total purchase obligations	$638

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
Litigation contingencies
From time to time, we are involved in legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation, incidental to our business. We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from potential claims or proceedings for accrual or disclosure in our Consolidated Financial Statements. A determination of the amount of an accrual required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates and disclosures. We classify our accruals for litigation contingencies in our Consolidated Balance Sheets as part of Other current liabilities or Other long-term liabilities based on when we expect to pay the claim, if at all. If the period of expected payment is within one year, we classify the amount as short-term; otherwise, it is classified as long-term. The exact timing of payment is subject to uncertainty and could change significantly from our estimated payment period.
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
On September 30, 2023, the court entered its judgment, which awarded Columbia (i) enhanced damages of 2.6 times the jury award; (ii) prejudgment interest, post-judgment interest, and supplemental damages to be calculated in accordance with the parties’ previous agreement; and (iii) attorneys’ fees subject to the parties meeting and conferring as to amount. We complied with the court’s order and submitted a stipulation regarding the final calculations of all outstanding interest, royalties and attorneys’ fees. We posted the required surety bond and appealed the judgment to the Federal Circuit Court of Appeals.
The Federal Circuit issued its decision on appeal and remanded the case to the district court for further proceedings, including consideration of whether Columbia’s patents are patent-eligible and if the patent claims are determined to be eligible, to reduce the damages award to eliminate the royalty based on foreign sales and reconsider its attorneys’ fees and enhanced damages decisions. At this time, our current estimate of probable losses from this matter, within a range of potential outcomes, is approximately $254 million, a reduction of $354 million in our fourth quarter of fiscal 2026, which is accrued and recorded as part of Other long-term liabilities in the Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
Jumpshot Matters
At the end of 2019, Avast came under media scrutiny for provision of Avast customer data to its data analytics subsidiary Jumpshot Inc. Jumpshot was a subsidiary of Avast with its own management team and technical experts. Avast announced the decision to terminate its provision of data to, and wind down, Jumpshot on January 30, 2020. As Avast has previously disclosed, it has been in communication with certain regulators and authorities prior to completion of our acquisition of Avast.
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

On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast`s practices with respect to Jumpshot. The Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million (approximately $16 million). Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast paid the fine levied by the DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA. On October 7, 2025, the court affirmed the decision regarding liability; however, it vacated the DPA’s decision regarding the determination of the fine. Both the DPA and the Company have filed cassation complaints with the Supreme Administrative Law Court. At this stage, the fine has been returned but the matter remains pending. We have accrued an immaterial amount as our current estimate of probable loss from this matter.
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
On April 18, 2024, we received a letter before action from counsel in the United Kingdom asserting it may bring a representative action on behalf of a class of Avast users in the United Kingdom and Wales for breach of contract and misuse of private information and seeking unspecified damages and a permanent injunction. We have since entered into a final settlement agreement resolving this matter. The settlement amount is immaterial, and the resolution did not have, and is not expected to have, a material adverse effect on our financial condition, results of operations or cash flows.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA, a subsidiary of MoneyLion (collectively, the “Seller Members”), brought a civil action in the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the acquisition of MALKA. MoneyLion filed counterclaims against the Sellers Members alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract. The court issued its decision on September 29, 2025, finding that MoneyLion breached the parties’ agreements and awarding the Sellers Members damages and attorneys’ fees and costs, for which we have accrued $48 million as a pre-acquisition contingency in Other long-term obligations in our Consolidated Balance Sheet. On October 28, 2025, MoneyLion filed a notice of appeal. See Note 4 for details regarding our purchase price allocation for our acquisition of MoneyLion.
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
Other
We are involved in a number of other judicial, arbitrable, administrative proceedings and government inquiries that are incidental to our business, including certain matters relating to products and services offered in the ordinary course of business subject to lending and other consumer laws and regulations. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.
During fiscal 2026, 2025 and 2024, we incurred(released) $(334) million, $132 million and $418 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Consolidated Statements of Operations.

Note 19. Subsequent Events
Fiscal 2027 Restructuring Program
On May 5, 2026, our Board of Directors approved a restructuring plan as part of our ongoing internal transformation efforts, including increased adoption of artificial intelligence technologies. The initiative is intended to streamline operations and better align resources with strategic priorities.
We estimate that we will incur total costs of approximately $50 million in connection with the plan, consisting of employee severance and termination benefits, facilities consolidation, contract termination and other restructuring costs. Implementation is expected over the next twelve months, and estimates remain subject to change.

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
(3) Exhibits

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.01(§)	Asset Purchase Agreement, dated August 8, 2019, by and between Broadcom Inc. and Registrant.	8-K	000-17781	2.01	8/8/2019
2.02(§)	Agreement and Plan of Merger, dated as of December 10, 2024, among Gen Digital Inc., Maverick Group Holdings, Inc. and MoneyLion Inc.	8-K	000-17781	2.01	4/17/2025
3.01	Amended and Restated Certificate of Incorporation of Registrant, and all amendments thereto.	10-Q	000-17781	3.01	11/9/2022
3.02	Amended and Restated Bylaws of Registrant.	8-K	000-17781	3.01	10/16/2024
3.03	Certificate of Elimination of Series A Junior Preferred Stock.	10-K	000-17781	3.06	5/28/2020
4.01	Description of Securities.	10-K	000-17781	4.01	5/15/2025
4.02	Base Indenture, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.01	2/9/2017
4.03	First Supplemental Indenture related to the 5% Senior Notes due 2025, dated as of February 9, 2017, between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 5.00% Senior Note due 2025).	8-K	000-17781	4.02	2/9/2017
4.04	Second Supplemental Indenture, dated as of September 19, 2022, by and among the Company, each of the Guarantors (as defined therein) listed on the signature pages thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.750% Senior Notes due 2027 and form of 7.125% Senior Notes due 2030).	8-K	000-17781	4.01	9/19/2022
4.05	Third Supplemental Indenture, dated as of September 19, 2022, by and among the Company, the Guarantors and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee.	8-K	000-17781	4.02	9/19/2022
4.06	Fourth Supplemental Indenture, dated as of February 28, 2025, by and among Gen Digital Inc., as issuer, the guarantors party thereto and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (including the form of 6.250% Senior Notes due 2033).	8-K	000-17781	4.01	2/28/2025
10.01(*)	Form of Indemnification Agreement for Officers, Directors and Key Employees, as amended (form for agreements entered into after March 6, 2016).	8-K	000-17781	10.03	3/7/2016
10.02(*)	Registrant’s Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009.	10-K	000-17781	10.05	5/24/2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.03(*)	Registrant’s 2000 Director Equity Incentive Plan, as amended.	10-Q	000-17781	10.01	11/1/2011
10.04(*)	Registrant’s 2008 Employee Stock Purchase Plan, as amended.	10-Q	000-17781	10.06	2/7/2020
10.05(*)	Registrant’s 2013 Equity Incentive Plan, as amended and restated.	DEF 14A	000-17781	Exhibit B	7/26/2024
10.06(*)	Form of Director Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.07(*)	Form of Employee Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.08(*)	Form of Performance Based Restricted Stock Unit Award Agreement under Gen Digital Inc. 2013 Equity Incentive Plan					X
10.09(*)	Form of Restricted Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan					X
10.10(*)	Form of Performance Stock Unit Award Agreement under Avast Limited Long Term Incentive Plan					X
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
		10-Q	000-17781	4.03	2/3/2017
10.17(*)	Registrant’s Senior Executive Incentive Plan, as amended and restated.	8-K	000-17781	10.03	10/25/2013
10.18(*)	Registrant’s Executive Retention Plan, as amended and restated.	10-K	000-17781	10.18	5/21/2021
10.19(*)	Registrant’s Executive Severance Plan.	10-K	000-17781	10.19	5/21/2021
10.20(†)	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California.	S-1/A	333-83777	10.27	8/6/1999
10.21	Second Amendment and Limited Waiver to Amended and Restated Credit Agreement dated as of June 22, 2018.	10-Q	000-17781	10.01	11/16/2018

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22	Second Amendment and Limited Waiver to Term Loan dated as of June 22, 2018.	10-Q	000-17781	10.02	11/16/2018
10.23
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
		8-K	000-17781	10.01	11/4/2019
10.24	APA Letter Agreement dated October 1, 2020 by and between the Company and Broadcom Inc.	8-K	000-17781	10.01	7/8/2020
10.25	First Amendment, effective as of May 7, 2021, among NortonLifeLock Inc., JPMorgan Chase Bank, N.A., as Term Loan Administrative Agent, Wells Fargo Bank, National Association, as Revolver Administrative Agent, and the lenders and other parties thereto.	10-K	000-17781	10.31	5/21/2021
10.26	Amended and Restated Commitment Letter, dated September 1, 2021, by and between NortonLifeLock Inc. and the parties thereto	8-K	000-17781	10.02	9/3/2021
10.27	Amended and Restated Interim Facilities Agreement, dated September 1, 2021, by and between NortonLifeLock Inc., the parties specified thereto, as acceding finance partners, BofA Securities, Inc. and Wells Fargo Securities, LLC, as arrangers, and Bank of America, N.A., as issuing bank, interim facility agent and interim security agent	8-K	000-17781	10.01	9/3/2021
10.28++	Restatement Agreement, dated as of September 12, 2022, by and among the Company, the other Loan Parties thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as term loan administrative agent and collateral agent under the Existing Credit Agreement, Wells Fargo Bank, National Association, as revolver administrative agent under the Existing Credit Agreement, and Bank of America, N.A., in its capacity as Successor Administrative Agent.	8-K	000-17781	10.01	9/12/2022
10.29(*)	Avast Limited (formerly Avast plc) 2018 Long Term Incentive Plan	S-8	000-17781	99.01	9/12/2022
10.30(*)	Agreement, effective as of June 13, 2024 by and between Gen Digital Inc. and Ondrej Vlcek.	10-Q	000-17781	10.01	8/7/2024
10.31	Registrant’s Non-Employee Director Compensation Policy	10-Q	000-17781	10.01	8/5/2022

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.32	Second Amendment to Amended and Restated Credit Agreement, dated as of April 16, 2025, by and among Gen Digital Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, each Second Amendment Incremental Term B Loan Lender.	8-K	000-17781	10.02	4/17/2025
10.33	Contingent Value Rights Agreement, dated as of April 17, 2025, by and among Gen Digital Inc. and Computershare Inc. and Computershare Trust Company, N.A.	8-K	000-17781	10.01	4/17/2025
10.34	MoneyLion Inc. Amended and Restated Omnibus Incentive Plan.	8-K	000-17781	99.01	4/17/2025
10.35	Form of Performance Based Restricted Stock Unit Award Agreement (VCP) under Gen Digital Inc. 2013 Equity Incentive Plan.	10-Q	001-42603	10.01	8/13/2025
10.36
Third Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2026, by and among Gen Digital Inc. the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.
						X
10.37
Master Receivables Purchase Agreement, dated as of June 30, 2024, by and among Sound Point Capital Management, LP, SP Main Street Funding I LLC, the additional purchasers from time to time party thereto, and ML Plus LLC, as amended through March 16, 2026.
						X
10.38
Servicing Agreement, dated as of June 30, 2024, by and among MoneyLion Technologies Inc., Sound Point Capital Management, LP, SP Main Street Funding I LLC, and the additional purchasers from time to time party thereto, as amended through March 16, 2026.
						X
19.01	Insider Trading Policy.	10-Q	001-42603	19.01	11/7/2025
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01(††)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02(††)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.01	Clawback Policy.	10-K	001-42603	97.01	5/15/2025

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.00
The following financial information from Gen Digital Inc.'s Annual Report on Form 10-K for the fiscal year ended April 3, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity (Deficit), (vi) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 21th day of May 2026.

GEN DIGITAL INC.

By:	/s/ Vincent Pilette
Vincent Pilette Chief Executive Officer, President and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Vincent Pilette	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	May 21, 2026
Vincent Pilette

/s/ Natalie Derse	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 21, 2026
Natalie Derse

/s/ Sue Barsamian	Director	May 21, 2026
Sue Barsamian

/s/ Pavel Baudis	Director	May 21, 2026
Pavel Baudis

/s/ Eric K. Brandt	Director	May 21, 2026
Eric K. Brandt

/s/ John C. Chrystal	Director	May 21, 2026
John C. Chrystal

/s/ Nora Denzel	Director	May 21, 2026
Nora Denzel

/s/ Emily Heath	Director	May 21, 2026
Emily Heath

/s/ Sherrese M. Smith	Director	May 21, 2026
Sherrese M. Smith

/s/ Ondrej Vlcek	Director	May 21, 2026
Ondrej Vlcek