Form 10-Q
period 2026-07-03
Gen Digital Inc.
filed 2026-08-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of August 4, 2026 was 598,587,032 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended July 3, 2026
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	July 3, 2026	April 3, 2026
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$564	$411
Accounts receivable, net	378	361
Other current assets	286	295
Assets held for sale	40	14
Total current assets	1,268	1,081
Property and equipment, net	70	71
Intangible assets, net	2,046	2,096
Goodwill	10,938	10,996
Deferred income tax assets	1,135	1,153
Other long-term assets	187	192
Total assets	$15,644	$15,589
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96	$96
Accrued compensation and benefits	75	115
Current portion of long-term debt	181	181
Contract liabilities	1,843	1,904
Other current liabilities	527	414
Total current liabilities	2,722	2,710
Long-term debt	7,975	8,015
Long-term contract liabilities	76	73
Deferred income tax liabilities	190	198
Long-term income taxes payable	1,614	1,588
Other long-term liabilities	411	394
Total liabilities	12,988	12,978
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 599 and 598 shares issued and outstanding as of July 3, 2026 and April 3, 2026, respectively	2,354	2,341
Accumulated other comprehensive income (loss)	(7)	1
Retained earnings (accumulated deficit)	309	269
Total stockholders’ equity (deficit)	2,656	2,611
Total liabilities and stockholders’ equity (deficit)	$15,644	$15,589
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	July 3, 2026	July 4, 2025
Net revenues	$1,336	$1,257
Cost of revenues	307	267
Gross profit	1,029	990
Operating expenses:
Sales and marketing	300	297
Research and development	118	109
General and administrative	80	74
Amortization of intangible assets	56	54
Restructuring and other costs	32	10
Total operating expenses	586	544
Operating income (loss)	443	446
Interest expense	(124)	(156)
Other income (expense), net	4	10
Income (loss) before income taxes	323	300
Income tax expense (benefit)	108	165
Net income (loss)	$215	$135

Net income (loss) per share - basic	$0.36	$0.22
Net income (loss) per share - diluted	$0.36	$0.22

Weighted-average shares outstanding:
Basic	599	617
Diluted	603	624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended
	July 3, 2026	July 4, 2025
Net income (loss)	$215	$135
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(8)	59
Other comprehensive income (loss), net of taxes	(8)	59
Comprehensive income (loss)	$207	$194
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended July 3, 2026	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2026	598	$2,341	$1	$269	$2,611
Net income (loss)	—	—	—	215	215
Other comprehensive income (loss), net of taxes	—	—	(8)	—	(8)
Common stock issued under employee stock incentive plans	7	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(2)	(40)	—	—	(40)
Repurchases of common stock	(4)	—	—	(100)	(100)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(1)	—	(75)	(76)
Stock-based compensation	—	54	—	—	54
Balance as of July 3, 2026	599	$2,354	$(7)	$309	$2,656

Three months ended July 4, 2025	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 28, 2025	617	$2,066	$(33)	$236	$2,269
Net income (loss)	—	—	—	135	135
Other comprehensive income (loss), net of taxes	—	—	59	—	59
Common stock issued under employee stock incentive plans	6	—	—	—	—
Shares withheld for taxes related to vesting of stock units	(2)	(44)	—	—	(44)
Repurchases of common stock(1)	(5)	—	—	(134)	(134)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(3)	—	(77)	(80)
Stock-based compensation	—	66	—	—	66
Fair value of replacement awards issued in connection with business acquisitions	—	21	—	—	21
Fair value of CVR issued in connection with business acquisitions	—	73	—	—	73
Balance as of July 4, 2025	616	$2,179	$26	$160	$2,365

(1)    Amount includes excise tax on share repurchases.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	July 3, 2026	July 4, 2025
OPERATING ACTIVITIES:
Net income (loss)	$215	$135
Adjustments:
Amortization and depreciation	123	123
Stock-based compensation expense	54	66
Loss on sale of Instacash Advances	60	36
Deferred income taxes	(9)	11
Loss on sale of property	—	1
Non-cash operating lease expense	4	4
Foreign currency remeasurement loss (gain)	(1)	86
Other	9	10
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(13)	10
Accounts payable	1	(48)
Accrued compensation and benefits	(39)	(21)
Contract liabilities	(56)	(69)
Income taxes payable	75	61
Instacash Advances held for sale, net	(86)	(47)
Other assets	(3)	58
Other liabilities	100	(7)
Net cash provided by (used in) operating activities	434	409
INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(4)
Payments for acquisitions, net of cash acquired	—	(876)
Payments for originations of notes receivable	(85)	—
Proceeds from principal repayments of notes receivable	77	—
Proceeds from the sale of property	—	9
Other	(3)	(2)
Net cash provided by (used in) investing activities	(15)	(873)
FINANCING ACTIVITIES:
Repayments of debt	(45)	(191)
Proceeds from issuance of debt, net of issuance costs (1)	—	741
Tax payments related to vesting of stock units	(41)	(44)
Dividends and dividend equivalents paid	(81)	(82)
Repurchases of common stock	(100)	(134)
Net cash provided by (used in) financing activities	(267)	290
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1	(4)
Change in cash, cash equivalents and restricted cash	153	(178)
Beginning cash, cash equivalents and restricted cash	411	1,006
Ending cash, cash equivalents and restricted cash	$564	$828

(1)    Issuance costs paid for issuance of debt for three months ended July 4, 2025 were $9 million.
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. The results of operations for the three months ended July 3, 2026 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three month periods in this report relate to fiscal periods ended July 3, 2026 and July 4, 2025. The three months ended July 3, 2026 consisted of 13 weeks, whereas the three months ended July 4, 2025 consisted of 14 weeks. Our 2027 fiscal year consists of 52 weeks and ends on April 2, 2027.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the three months ended July 3, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026.
Note 2. Sale of Instacash Advances
Our Instacash Advance product overview and accounting policy for Instacash Advances, including our conclusion that financial asset accounting is appropriate and our application of sale accounting under ASC 860, Transfers and Servicing, upon sale of Instacash Advances, is unchanged from, and described in, Note 2, Sale of Instacash Advances, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2026.
Instacash Advances are sold pursuant to a Master Receivables Purchase Agreement, as amended (the Purchase Agreement), with Sound Point Capital Management LP (Sound Point). During the first quarter of fiscal 2027, we entered into an amendment to the Purchase Agreement that increased the aggregate facility limit from $225 million to $300 million, provided for an increase in the aggregate facility limit upon notice to and at the sole discretion of Sound Point of up to $100 million, and extended the scheduled termination date from June 30, 2026 to July 30, 2028, unless earlier terminated in accordance with its terms. The Purchase Agreement allows the purchasers to acquire, on a committed basis and subject to certain conditions and concentration limits, a majority of our eligible Instacash Advances, up to the aggregate facility limit at any given time and, upon notice to Sound Point, we may request such ratable increase in unused commitments.
Optional Turbo Fees and Tips associated with Instacash Advances are excluded from the sale and are not transferred under the Purchase Agreement.

During the three months ended July 3, 2026 and July 4, 2025, we sold $1,193 million and $823 million, respectively, of Instacash Advances under the Purchase Agreement and had $37 million of unused capacity as of July 3, 2026. During the three months ended July 3, 2026 and July 4, 2025, we recognized $60 million and $36 million, respectively, in loss on the mark-to-market and sale of Instacash Advances, which is recorded in sales and marketing in our Condensed Consolidated Statements of Operations.
As of July 3, 2026, we were responsible for servicing $369 million of Instacash Advances sold under the Purchase Agreement. For the three months ended July 3, 2026 and July 4, 2025, we recognized $17 million and $12 million, respectively, in servicing income, recorded in Net revenues in our Condensed Consolidated Statements of Operations. As of July 3, 2026, we have a $77 million payable to Sound Point relating to the servicing activity, which will be settled using restricted cash and receivables from payment processors recorded in Other current assets.
Refer to Note 6 for a breakdown of our Instacash Advances balance included in accounts receivable, net, in our Condensed Consolidated Balance Sheets. These Instacash Advances are not eligible to be sold under the Purchase Agreement, and we have no intent to sell.
Note 3. Business Combinations
Fiscal 2026 MoneyLion acquisition
On December 10, 2024, we entered into a definitive agreement to acquire MoneyLion and we completed the acquisition on April 17, 2025 for total consideration of approximately $951 million, net of cash acquired. The consideration paid included cash and the fair value of assumed and converted equity awards and contingent value rights (CVRs). We accounted for the MoneyLion acquisition as a business combination and finalized our purchase price accounting during the fourth quarter of fiscal 2026. Refer to our Annual Report on Form 10-K for the fiscal year ended April 3, 2026 for additional information related to the MoneyLion acquisition, including the form of consideration paid and the allocation of purchase price.
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three months ended July 4, 2025, as if the acquisition had been completed on March 30, 2024, the first day of fiscal 2025. The results below include the alignment of fiscal reporting periods and the impact of nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, stock-based compensation related to awards issued in conjunction with the acquisition, acquisition-related transaction costs, accounting policy alignment and the income tax effect of other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

Three Months Ended
(In millions)	July 4, 2025
Net revenues	$1,289
Net income (loss)	$141
The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2025.
Fiscal 2026 acquisition
On March 10, 2026, we acquired all of the outstanding shares of a technology-enabled company that provides a digital personal insurance marketplace platform in the United States for a total purchase consideration of $175 million, net of $6 million cash acquired. The platform delivers insurance comparison and advisory services using data-driven matching capabilities, real-time bidding technology, and conversational interfaces supported by licensed insurance advisors. The acquisition brings additional insurance capabilities into the Engine marketplace.

The following table represents our preliminary aggregate purchase price allocation to total identifiable intangible assets acquired and net assets assumed based on their estimated fair values as of March 10, 2026:

(In millions, except for useful lives)	Amount	Weighted-Average Estimated Useful Life (Years)
Developed technology	$26	5
Customer relationships	20	9
Strategic partnerships	19	4
Trade names	3	3
Total identified intangible assets	68
Net liabilities assumed	(7)
Goodwill (1)	120
Total aggregate purchase price	$181

(1)    Non-deductible for tax purposes.
The allocation of the purchase price is based upon a preliminary valuation, and as additional information becomes available, our estimates and assumptions may be subject to refinement within the measurement period, which may be up to one year from the acquisition date. Adjustments to the purchase price may require adjustments to goodwill prospectively. Goodwill is allocated to our Trust-Based Solutions segment.
During the first quarter of fiscal 2027, we recorded measurement period adjustments resulting in a decrease to goodwill of $51 million, net of tax, primarily related to the preliminary valuation of identifiable intangible assets acquired, which resulted in the recognition of $68 million of identifiable intangible assets, consisting of developed technology, customer relationships, strategic partnerships and trade names, and a $17 million deferred tax liability associated with these assets.
Pro forma financial information has not been presented for this acquisition as the impact to our Condensed Consolidated Financial Statements was not material.
Note 4. Revenues
Disaggregation of revenues
The following table summarizes the components of our net revenues:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Subscription and service revenue (1)	$1,331	$1,253
Net interest income on notes receivable	5	4
Net revenues	$1,336	$1,257

(1)    Subscription and service revenue includes amounts related to our Instacash Advances of $147 million and $97 million, during the three months ended July 3, 2026 and July 4, 2025, respectively. Refer to Note 2 for additional information regarding our Instacash Advances.
Contract liabilities
During the three months ended July 3, 2026, we recognized $765 million from the contract liabilities balances as of April 3, 2026. During the three months ended July 4, 2025, we recognized $800 million from the contract liabilities balances as of March 28, 2025.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and, when applicable, amounts that will be billed and recognized as revenue in future periods. As of July 3, 2026, we had $1,325 million of remaining performance obligations, excluding customer deposit liabilities of $594 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 14 for tabular disclosures of disaggregated revenue by reportable segment and geographic region.

Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Total
Balance as of April 3, 2026	$7,391	$3,605	$10,996
Purchase accounting adjustment	—	(51)	(51)
Translation adjustments	(5)	(2)	(7)
Balance as of July 3, 2026	$7,386	$3,552	$10,938
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	July 3, 2026			April 3, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,259	$(671)	$588	$1,220	$(620)	$600
Developed technology	1,476	(885)	591	1,450	(825)	625
Other	182	(54)	128	179	(47)	132
Total finite-lived intangible assets	2,917	(1,610)	1,307	2,849	(1,492)	1,357
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,656	$(1,610)	$2,046	$3,588	$(1,492)	$2,096
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	July 3, 2026	July 4, 2025
Customer relationships and other	$56	$54	Operating expenses
Developed technology and other	63	65	Cost of revenues
Total	$119	$119
As of July 3, 2026, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2027	$355
2028	469
2029	294
2030	122
2031	23
Thereafter	44
Total	$1,307

Note 6. Supplementary Information
Cash, cash equivalents and restricted cash:

(In millions)	July 3, 2026	April 3, 2026
Cash	$384	$283
Cash equivalents	149	119
Restricted cash	31	9
Total cash, cash equivalents and restricted cash	$564	$411
Accounts receivable, net:

(In millions)	July 3, 2026	April 3, 2026
Trade receivable	$235	$225
Notes receivable	143	135
Instacash Advances	11	10
Allowance for doubtful accounts	(11)	(9)
Total accounts receivable, net	$378	$361
Assets held for sale:

(In millions)	July 3, 2026	April 3, 2026
Instacash Advances held for sale	$40	$14
Total assets held for sale	$40	$14
Instacash Advances held for sale
Instacash Advances held for sale as of July 3, 2026 and April 3, 2026, represent Instacash Advances that we originated and are pending sale under the Purchase Agreement. Refer to Note 2 for additional information regarding the sale of our Instacash Advances.
Short-term contract liabilities:

(In millions)	July 3, 2026	April 3, 2026
Deferred revenue	$1,249	$1,247
Customer deposit liabilities	594	657
Total short-term contract liabilities	$1,843	$1,904
Other current liabilities:

(In millions)	July 3, 2026	April 3, 2026
Income taxes payable	$83	$47
Other taxes payable	121	131
Accrued legal fees	29	30
Accrued royalties	76	78
Accrued interest	45	6
Unremitted collections from servicing of Instacash Advances	77	32
Current operating lease liabilities	20	19
Other accrued liabilities	76	71
Total other current liabilities	$527	$414

Supplemental cash flow information:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Income taxes paid (received), net of refunds	$37	$(6)
Interest expense paid	$79	$183
Cash paid for amounts included in the measurement of operating lease liabilities	$6	$6
Originations of certain Instacash Advances held for sale	$(1,193)	$(835)
Proceeds from the sale of certain Instacash Advances	$1,107	$788
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$17
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$—	$(4)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$3
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
Assets measured and recorded at fair value on a recurring basis
The following table summarizes our financial instruments measured at fair value on a recurring basis:

	July 3, 2026			April 3, 2026
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$149	$149	$—	$97	$97	$—
Time deposits	—	—	—	22	—	22
Total assets	$149	$149	$—	$119	$97	$22
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of July 3, 2026 and April 3, 2026, the carrying value of our non-marketable equity investments was $16 million, and is included in Other long-term assets in our Condensed Consolidated Balance Sheets.
Current and long-term debt
As of July 3, 2026 and April 3, 2026, the total fair value of our current and long-term fixed-rate debt was $2,454 million and $2,443 million, respectively. The fair value of our variable-rate debts approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.

Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	July 3, 2026	April 3, 2026	Effective Interest Rate
6.75% Senior Notes due September 30, 2027	$900	$900	6.75%
Term B Facility due September 12, 2029	2,331	2,340	SOFR + %
7.125% Senior Notes due September 30, 2030	600	600	7.13%
Extended Term A Facility due March 27, 2031	2,707	2,741	SOFR + %
Incremental Term B Facility due April 16, 2032	742	744	SOFR + %
6.25% Senior Notes due April 1, 2033	950	950	6.25%
Total principal amount	8,230	8,275
Less: unamortized discount and issuance costs	(74)	(79)
Total debt	8,156	8,196
Less: current portion	(181)	(181)
Total long-term debt	$7,975	$8,015
As of July 3, 2026, the future contractual maturities of debt by fiscal year, based on the currently effective stated maturity dates in force and excluding the impact of any earlier maturity that could result from a springing maturity date, are as follows:

(In millions)
Remainder of 2027	$136
2028	1,081
2029	181
2030	2,374
2031	2,799
Thereafter	1,659
Total future maturities of debt	$8,230
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
The Extended Term A Facility and the Revolving Facility (contractually maturing on March 27, 2031) are subject to a “springing maturity” provision. Under this provision, the maturity dates of these facilities will be accelerated if we do not maintain a minimum liquidity threshold ahead of our other upcoming debt maturities. The Springing Maturity Dates are July 1, 2027, June 13, 2029 and July 1, 2030, which are 91 days before the stated maturity of the 6.75% Senior Notes (due 2027), the Term B Facility and the 7.125% Senior Notes (due 2030), respectively.
As of July 3, 2026, we were in compliance with all financial debt covenants and satisfied the applicable minimum liquidity threshold under the springing maturity provision.
Note 9. Restructuring and Other Costs
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
Fiscal 2027 Plan
During the first quarter of fiscal 2027, our Board of Directors approved a restructuring plan (the Fiscal 2027 Plan) to improve efficiency and align the operations with our strategic priorities. Actions under this plan include the reduction of our workforce, contract terminations, facilities consolidation, and other restructuring costs. Implementation is expected to be completed toward the end of fiscal 2027. The total estimated cost of the plan is approximately $50 million, of which $32 million has been incurred to date under the Fiscal 2027 Plan. As of July 3, 2026, we had a restructuring liability of $15 million related to the Fiscal 2027 Plan.
Restructuring summary
Roll forwards of our activities and liability balances related to our Fiscal 2027 Plan are presented in the tables below:

(in millions)	Liability Balance as of April 3, 2026	Costs, Net of Adjustments	Cash Payments	Non-Cash Items	Liability Balance as of July 3, 2026
Severance and termination benefit costs	$—	$28	$(13)	$—	$15
Stock-based compensation charges	—	4	—	(4)	—
Total	$—	$32	$(13)	$(4)	$15
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs related to the Fiscal 2027 Plan are presented in the table below:

Three Months Ended
(In millions)	July 3, 2026
Severance and termination benefit costs	$28
Stock-based compensation charges	4
Total restructuring and other costs	$32
Occasionally, we incur costs related to past restructuring plans. Charges incurred during the three months ended July 3, 2026, and the related liability balances as of July 3, 2026, were immaterial.
Note 10. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended
(In millions, except percentages)	July 3, 2026	July 4, 2025
Income (loss) before income taxes	$323	$300
Income tax expense (benefit)	$108	$165
Effective tax rate	33%	55%
Our effective tax rate for the three months ended July 3, 2026 and July 4, 2025, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, stock-based compensation, and the U.S. taxation on foreign earnings. The effective tax rate decreased primarily due to foreign currency movements on the remeasurement of unrecognized tax benefits and deferred tax liabilities on intangible assets.
Note 11. Stockholders' Equity
Dividends
On August 6, 2026, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in September 2026. All shares of common stock issued and outstanding and all RSUs and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million assumed RSUs under the MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (the MoneyLion Plan) will not be entitled to DERs. See our Annual Report on Form 10-K for the fiscal year ended April 3, 2026 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of July 3, 2026, we had $1,994 million remaining under the authorization to be completed in future periods.

The following table summarizes activity related to our stock repurchase program during the three months ended July 3, 2026 and July 4, 2025:

	Three Months Ended
(In millions, except per share amounts)	July 3, 2026	July 4, 2025
Number of shares repurchased	4	5
Average price per share	$25.61	$27.86
Aggregate purchase price	$100	$134
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 3, 2026	$1
Other comprehensive income (loss), net of taxes	(8)
Balance as of July 3, 2026	$(7)
Note 12. Stock-Based Compensation
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Cost of revenues	$1	$2
Sales and marketing	16	24
Research and development	12	14
General and administrative	21	26
Restructuring and other costs	4	—
Total stock-based compensation expense	$54	$66
Income tax benefit for stock-based compensation expense	$(7)	$(9)
As of July 3, 2026, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $524 million, which will be recognized over an estimated weighted-average amortization period of 2.55 years.
Note 13. Net Income (Loss) Per Share
Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of employee equity awards.
In connection with the acquisition of MoneyLion, we issued 12 million equity-classified CVRs to MoneyLion shareholders and optionholders. The CVRs entitle holders to receive a contingent payment of $23.00 per CVR, payable in shares of Gen’s common stock, if our volume-weighted average share price equals or exceeds $37.50 over any 30 consecutive trading days from December 10, 2024 until April 17, 2027. As of July 3, 2026 and April 3, 2026, there were 12 million CVRs outstanding. The 12 million CVRs are excluded from the diluted net income per share calculation as the contingent conditions for issuance of common shares have not yet been met within the period.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
(In millions, except per share amounts)	July 3, 2026	July 4, 2025
Net income (loss)	$215	$135

Net income (loss) per share - basic	$0.36	$0.22
Net income (loss) per share - diluted	$0.36	$0.22

Weighted-average shares outstanding - basic	599	617
Dilutive potentially issuable shares:
Employee equity awards	4	7
Weighted-average shares outstanding - diluted	603	624

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	12	3
Note 14. Segment and Geographic Information
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
Cyber Safety Platform includes our security, comprehensive suites, and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world, securely, privately and with confidence. Trust-Based Solutions includes our identity, personal financial management, and financial marketplace products, which provide innovative solutions and insights that empower consumers to manage their identity, reputation and finances confidently.
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
The following table presents details of our reportable segments and the “Corporate” category:

(in millions)	Cyber Safety Platform	Trust-Based Solutions	Corporate	Consolidated
Three Months Ended July 3, 2026
Net Revenues	$846	$490	$—	$1,336
Other segment items (1)	327	341	—	668
Operating income (loss)	$519	$149	$(225)	$443

Three Months Ended July 4, 2025
Net Revenues	$869	$388	$—	$1,257
Other segment items (1)	339	268	—	607
Operating income (loss)	$530	$120	$(204)	$446

(1)    Other segment items for our Cyber Safety Platform and Trust-Based Solutions include product costs, infrastructure and facilities expense, and compensation and benefits excluding stock-based compensation and expenses identified in “Corporate”.
The table below presents the reconciling items included in “Corporate” category:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Amortization of intangible assets	$119	$119
Stock-based compensation	54	66
Unallocated cost of revenue and operating expenses	52	19
Total	$225	$204

Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Americas	$961	$879
EMEA	274	268
APJ	101	110
Total net revenues	$1,336	$1,257

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $907 million and $819 million during the three months ended July 3, 2026 and July 4, 2025, respectively. No other individual country accounted for more than 10% of revenues.
The table below represents cash, cash equivalents and restricted cash held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	July 3, 2026	April 3, 2026
U.S.	$258	$122
International	306	289
Total cash, cash equivalents and restricted cash	$564	$411
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	July 3, 2026	April 3, 2026
U.S.	$57	$59
Other countries (1)	13	12
Total property and equipment, net	$70	$71

(1)     No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual end-user customer accounted for 10% or more of our net revenues during the three months ended July 3, 2026 and July 4, 2025.
No individual e-commerce partner accounted for 10% or more of our total billed and unbilled accounts receivable, prior to allowance of doubtful accounts, as of July 3, 2026 and April 3, 2026.
Note 15. Commitments and Contingencies
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
Trustees of Columbia University in the City of New York v. NortonLifeLock
As previously disclosed, on May 2, 2022, a jury returned its verdict in a patent infringement case filed in 2013 by the Trustees of Columbia University in the City of New York (Columbia) in the U.S. District Court for the Eastern District of Virginia.
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
The Federal Circuit issued its decision on appeal and remanded the case to the district court for further proceedings, including consideration of whether Columbia’s patents are patent-eligible and, if the patent claims are determined to be eligible, to reduce the damages award to eliminate the royalty based on foreign sales and reconsider its attorneys’ fees and enhanced damages decisions. At this time, our current estimate of probable losses from this matter, within a range of potential outcomes, is approximately $256 million, which is accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast’s practices with respect to Jumpshot. The Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million (approximately $16 million). Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast paid the fine levied by the DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA. On October 7, 2025, the court affirmed the decision regarding liability; however, it vacated the DPA’s decision regarding the determination of the fine. Both the DPA and the Company have filed cassation complaints with the Supreme Administrative Law Court. At this stage, the fine has been returned but the matter remains pending. We have accrued an immaterial amount as our current estimate of probable loss from this matter.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA, a subsidiary of MoneyLion (collectively, the “Seller Members”), brought a civil action in the Southern District of New York (“SDNY”) against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the acquisition of MALKA. MoneyLion filed counterclaims against the Seller Members alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract. The court issued its decision on September 29, 2025, finding that MoneyLion breached the parties’ agreements and awarding the Seller Members damages and attorneys’ fees and costs, for which we have accrued $67 million in other long-term obligations in our Condensed Consolidated Balance Sheet. MoneyLion plans to appeal the judgment to the Second Circuit Court of Appeals.
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
During the three months ended July 3, 2026 and July 4, 2025, we incurred $24 million and $5 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies in our Condensed Consolidated Statements of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; beliefs regarding our business and strategies; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including, but not limited to, our acquisition of MoneyLion), expectations about certain markets, divestitures, restructurings, stock repurchases, financings, debt repayments, investment activities and our liquidity; the outcome or impact of pending litigation, claims or disputes; risks associated with third party providers; evolving regulations and increased scrutiny from regulators; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; anticipated tax rates, benefits and expenses; the global macroeconomic outlook, including but not limited to, the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, and the impact of new trade policy, including the implementation of global tariffs; retaliatory trade regulations and policies; economic disruptions caused by the potential impact of volatility and conflict in the geopolitical and economic environment; general uncertainty in the financial and capital markets; and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the Securities and Exchange Commission (SEC), generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
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
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended July 3, 2026 consisted of 13 weeks, whereas the three months ended July 4, 2025 consisted of 14 weeks. Our 2027 fiscal year consists of 52 weeks and ends on April 2, 2027.
Key financial metrics
The following tables provide our key financial metrics for the periods presented:

	Three Months Ended
(In millions, except for per share amounts)	July 3, 2026	July 4, 2025
Net revenues	$1,336	$1,257
Operating income (loss)	$443	$446
Net income (loss)	$215	$135
Net income (loss) per share - diluted	$0.36	$0.22

	As Of
(In millions)	July 3, 2026	April 3, 2026
Cash, cash equivalents and restricted cash	$564	$411
Contract liabilities	$1,919	$1,977
Below are our financial highlights for the first quarter of fiscal 2027, compared to the corresponding period in the prior year:
•Net revenues increased $79 million, primarily due to increased sales in our Trust-Based Solutions, partially offset by the impact of the additional week in the first quarter of fiscal 2026 on both segments.
•Operating income (loss) remained relatively flat, primarily due to offsetting increases in net revenues, cost of revenues and operating expenses.
•Net income (loss) increased $80 million and net income per share increased $0.14, primarily due to a decrease in interest and income tax expense.
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
We continue to monitor the direct and indirect impacts of these global macroeconomic or other geopolitical factors. If the economic uncertainty continues, we may experience negative impacts on customer renewals, customer collections, sales and marketing efforts, customer deployments, product development, or other financial metrics. Additional broader implications of these events on our business, results of operations, and overall financial position still remain uncertain and could result in further adverse impacts to our reported results. For further discussion of the potential impacts of global macroeconomic conditions on our business, please see Part I, Item 3 and “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 3, 2026.
Recently issued authoritative guidance not yet adopted
ASU 2024-03 and ASU 2025-01, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (FASB) issued new guidance requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements and disclosures.
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
RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended
	July 3, 2026	July 4, 2025
Net revenues	100%	100%
Cost of revenues	23	21
Gross profit	77	79
Operating expenses:
Sales and marketing	22	24
Research and development	9	9
General and administrative	6	6
Amortization of intangible assets	4	4
Restructuring and other costs	2	1
Total operating expenses	44	43
Operating income (loss)	33	35
Interest expense	(9)	(12)
Other income (expense), net	—	1
Income (loss) before income taxes	24	24
Income tax expense (benefit)	8	13
Net income (loss)	16%	11%

Note: Percentages may not add due to rounding.

Net revenues

	Three Months Ended
(In millions, except for percentages)	July 3, 2026	July 4, 2025	Change in %
Net revenues	$1,336	$1,257	6%
Three Months Ended July 3, 2026 Compared with Three Months Ended July 4, 2025
Net revenues increased $79 million, primarily due to a $102 million increase in sales of our Trust-Based Solutions, partially offset by a $23 million decrease in sales of our Cyber Safety Platform, due to the $56 million impact of the additional week in the first quarter of fiscal 2026. The additional week had a $31 million impact on our Trust-Based Solutions net revenues, for a total impact of $87 million across both segments.
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
The following table summarizes supplemental key performance metrics:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Cyber Safety Platform	$846	$869
Trust-Based Solutions	490	388
Total net revenues	$1,336	$1,257

Direct revenues	$1,063	$1,054
Partner revenues	273	203
Total net revenues	$1,336	$1,257

Total bookings	$1,284	$1,202

	As of
(In millions)	July 3, 2026	July 4, 2025
Total paid customers	81	76
Revenue from Cyber Safety Platform decreased $23 million during the three months ended July 3, 2026, primarily due to an impact of $56 million from the additional week in the first quarter of fiscal 2026, partially offset by growth across our Cyber Safety membership offerings. Revenue from Trust-Based Solutions increased $102 million during the three months ended July 3, 2026, primarily due to continued growth in our Financial Wellness offerings, partially offset by the impact of $31 million from the additional week in the first quarter of fiscal 2026.
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

Net revenues by geographical region

	Three Months Ended
	July 3, 2026	July 4, 2025
Americas	72%	70%
EMEA	21%	21%
APJ	8%	9%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue in Americas increased primarily due to continued growth in our Financial Wellness product offerings during the three months ended July 3, 2026 as compared to the three months ended July 4, 2025.
Cost of revenues

	Three Months Ended
(In millions, except for percentages)	July 3, 2026	July 4, 2025	Change in %
Cost of revenues	$307	$267	15%
Three Months Ended July 3, 2026 Compared with Three Months Ended July 4, 2025
Cost of revenues increased $40 million, primarily due to a $35 million increase in partner revenue share mainly in Trust-Based Solutions.
Operating expenses

	Three Months Ended
(In millions, except for percentages)	July 3, 2026	July 4, 2025	Change in %
Sales and marketing	$300	$297	1%
Research and development	118	109	8%
General and administrative	80	74	8%
Amortization of intangible assets	56	54	4%
Restructuring and other costs	32	10	220%
Total operating expenses	$586	$544	8%
Three Months Ended July 3, 2026 Compared with Three Months Ended July 4, 2025
Sales and marketing, research and development, general and administrative, and amortization of intangible assets expenses all remained relatively flat.
Restructuring and other costs increased $22 million, primarily due to a $19 million increase in severance and termination benefits in connection with the Fiscal 2027 Plan. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2027 restructuring activities.
Non-operating income (expense), net

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Interest expense	$(124)	$(156)
Interest income	3	9
Foreign exchange gain (loss)	(1)	—
Gain (loss) on sale of property	—	(1)
Other	2	2
Total non-operating income (expense), net	$(120)	$(146)
Three Months Ended July 3, 2026 Compared with Three Months Ended July 4, 2025
Non-operating income (expense), net, decreased by $26 million, primarily due to a $32 million decrease in interest expense.

Provision for income taxes

	Three Months Ended
(In millions, except for percentages)	July 3, 2026	July 4, 2025
Income (loss) before income taxes	$323	$300
Income tax expense (benefit)	$108	$165
Effective tax rate	33%	55%
Our effective tax rate for the three months ended July 3, 2026 and July 4, 2025, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, stock-based compensation, and the U.S. taxation on foreign earnings. The effective tax rate decreased primarily due to foreign currency movements on the remeasurement of unrecognized tax benefits and deferred tax liabilities on intangible assets.
The Organization for Economic Cooperation and Development (OECD) and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNEs) with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of at least 15% for MNEs with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Pillar Two directive by December 31, 2023. The rules were therefore applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic, and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Condensed Consolidated Financial Statements in the near term. Moreover, in June 2025, the G7 agreed to exclude United States MNEs from certain aspects of the Pillar Two global minimum tax rules (the G7 Statement) in exchange for the United States not imposing retaliatory taxes in the Act. We will continue to monitor and reflect the impact of such legislative changes, including the G7 Statement, which has not yet been incorporated into the OECD framework, in future Condensed Consolidated Financial Statements as appropriate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, will be sufficient to meet our working capital needs, support on-going business activities and finance the expected synergy costs related to our acquisitions through at least the next 12 months and to meet our known long-term contractual obligations. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of July 3, 2026, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Three Months Ended
(In millions)	July 3, 2026	July 4, 2025
Net cash provided by (used in):
Operating activities	$434	$409
Investing activities	$(15)	$(873)
Financing activities	$(267)	$290
See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Net cash provided by operating activities of $434 million for the three months ended July 3, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Changes in working capital sources and uses of cash include decreases in Instacash Advances held for sale, contract liabilities, and accrued compensation and benefits offset by increases in other liabilities and income taxes payable.
Cash from investing activities
Net cash used in investing activities of $15 million for the three months ended July 3, 2026 was primarily related to payments for originations of notes receivables, partially offset by proceeds from principal repayments of notes receivables.
Cash from financing activities
Net cash used in financing activities of $267 million for the three months ended July 3, 2026 was primarily due to repurchases of common stock under our repurchase program, quarterly dividend payments, principal payments of our Term A and B Facilities and tax payments related to vesting of stock units.
Cash and cash equivalents
As of July 3, 2026, we had cash and cash equivalents of $533 million, excluding restricted cash, of which $306 million was held by our foreign subsidiaries. Our cash and cash equivalents are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.
Debt
We have an undrawn revolving credit facility of $1,495 million, net of our letters of credit, which expires in March 2031.
Stock repurchases
During the three months ended July 3, 2026 and July 4, 2025, we executed repurchases of 4 million and 5 million of our common stock under our existing stock repurchase program for an aggregate amount of $100 million and $134 million, respectively.
Material Cash Requirements
Our principal cash requirements are primarily to meet our working capital needs, support on-going business activities, including payment of taxes and cash dividends, payment of contractual obligations, funding capital expenditures, servicing existing debt, repurchasing shares of our common stock and investing in business acquisitions and mergers.
Debt instruments
As of July 3, 2026, our total outstanding principal amount of indebtedness is summarized as follows. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	July 3, 2026
Term Loans	$5,780
Senior Notes	2,450
Total debt	$8,230
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
As of July 3, 2026, we were in compliance with all debt covenants. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding our debt, including applicable financial ratios, debt covenant compliance and the springing maturity provision applicable to the Extended Term A Facility and Revolving Facility.
Dividends
On August 6, 2026, we announced a cash dividend of $0.125 per share of common stock to be paid in September 2026. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of July 3, 2026, the remaining balance of our stock repurchase authorization was $1,994 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for cash flow information associated with our restructuring activities.

Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, obligations under various non-cancellable leases and potential other legal contingencies. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of July 3, 2026, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,610 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
There have been no material changes, outside the ordinary course of business, to the contractual obligations reported in our Annual Report. For additional information about our debt obligations and certain other contingencies, see Note 8 and Note 15, respectively, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Interest rate risk
As of July 3, 2026, we had $2,450 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,454 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations, which will be sufficient to satisfy this increase in obligation.
As of July 3, 2026, we also had $5,780 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $58 million increase or decrease in interest expense on an annualized basis.
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
Additional information related to our debts is included in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed, by management, to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.
Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
There were no changes in Gen’s internal control over financial reporting or in other factors that occurred during the first quarter of fiscal 2027 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.
(c) Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, recognizes that disclosure controls and procedures and internal control over financial reporting can provide only reasonable assurance, not absolute assurance, that their objectives will be achieved. No control system, regardless of how well designed and operated, can prevent or detect all errors or fraud. The design of controls necessarily reflects resource constraints and requires management to balance the expected benefits of controls against their costs. In addition, the effectiveness of controls is based in part on management's judgments and assumptions about future events and conditions, which may change over time. Accordingly, no evaluation of controls can provide absolute assurance that all control deficiencies or instances of fraud, if any, have been identified.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found under the heading “Litigation contingencies” in Note 15 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
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
•Product and service interoperability challenges with customers’ technology and third-party vendors;
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
Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI, including the increased use of agentic AI and the heightened risk it poses to data privacy and cybersecurity. For example, the increasing use of AI in techniques employed by threat actors will continue to increase the risk of successful attacks that may overwhelm our protection systems faster than we can effectively respond. The rapid evolution of AI, including potential government regulation of AI, requires us to invest significant resources to develop, test, and maintain AI in our products and services in a manner that meets evolving requirements and expectations and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Developing, testing, and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
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
At the federal level, the Gramm-Leach-Bliley Act (the GLBA) (along with its implementing regulations) requires disclosures to consumers about our handling of their nonpublic personal information and provides consumers with certain rights to restrict information sharing. Additionally, our investment adviser and broker-dealer subsidiaries are subject to SEC Regulation S-P, which mandates policies and procedures designed to safeguard customer information.
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
U.S. federal regulators, state attorneys general or other state enforcement authorities and other governmental agencies have in the past and may in the future take formal or informal actions against us, which could cause reputational and financial harm to our business, financial condition, results of operations and cash flows. These formal and informal actions may involve inquiries, subpoenas, exams, pending investigations, enforcement matters and litigation by state and federal regulators, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action or force us to adopt new compliance programs or policies, remove personnel including senior executives, provide remediation or refunds to customers, or undertake other changes to our business operations, such as limits or prohibitions of our ability to offer certain products and services, or suspension or revocation of one or more of our licenses. Any weaknesses in our compliance management system may also subject us to penalties or enforcement action by the CFPB or state regulators. We have in the past, and may again in the future, enter into settlements, consent decrees and similar arrangements with the FTC, the CFPB, state attorneys general and other state regulators, and other sovereign regulators and competition authorities such as the United Kingdom’s Competition and Markets Authority (CMA). In addition, certain products we offer, including loans or advance products facilitated through our platform, could be rendered void or unenforceable in whole or in part, which could adversely affect our business, financial condition, results of operations and cash flows. If we fail to manage our legal and regulatory risk in the jurisdictions in which we operate, our business could suffer, our reputation could be harmed and we would be subject to additional legal and regulatory risks. This could, in turn, increase the size and number of claims and damages asserted against us and/or subject us to regulatory investigations, enforcement actions or other proceedings, or lead to increased regulatory concerns. We may also be required to spend additional time and resources on remedial measures and conducting inquiries, beyond those already initiated and ongoing, which could have an adverse effect on our business. Additionally, the highly regulated environment in which our third-party financial institution partners operate may subject us to regulation, which could have an adverse effect on our business, financial condition, results of operations and cash flows. We rely on bank partners, payment processors and other institutions with licensures we do not have to facilitate offerings.
For a discussion of specific legal and regulatory proceedings, inquiries and investigations to which we are currently subject, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

From time to time, we are involved in litigation, investigations, examinations and other legal or administrative proceedings initiated by governmental agencies or private parties. These matters may involve, among other things, labor and employment, discrimination and harassment, commercial disputes, class actions, general contract and tort claims, defamation, data privacy rights, antitrust, fraud, securities (including “blue sky” laws) violations, consumer protection laws, and other regulatory or compliance issues. Such matters may adversely affect our business, financial condition, results of operations and cash flows. Refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Third parties have claimed and additional third parties may claim in the future that we have infringed their intellectual property rights, including claims regarding patents, copyrights and trademarks. For additional information on such claims, please refer to Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software (which could include our proprietary source code or AI models) if we combine our proprietary software with open source software in a certain manner. Some open source software may include Gen AI software which may expose us to risks as the intellectual property ownership and license rights, including copyright, of Gen AI software and tools has not been fully interpreted by U.S. courts or been fully addressed by federal, state, or international regulations. In addition to risks related to license requirements, using open source software, including open source software that incorporates or relies on Gen AI, can lead to greater risks than use of third-

party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We cannot be sure that all open source, including open source that incorporates or relies on Gen AI, is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source, including open source that incorporates or relies on Gen AI, may not or cannot be eliminated and could, if not properly addressed, negatively affect our business.
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
As of July 3, 2026, we had an aggregate of $8,230 million of outstanding indebtedness that will mature in calendar years 2027 through 2033, and $1,495 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants and the springing maturity provisions under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
Stock repurchases during the three months ended July 3, 2026 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 4, 2026 to May 1, 2026	—	$—	—	$2,094
May 2, 2026 to May 29, 2026	2	$24.56	2	$2,035
May 30, 2026 to July 3, 2026	2	$26.87	2	$1,994
Total number of shares repurchased	4		4

(1)    The number of shares repurchased is reported on trade date.
(2)    Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of July 3, 2026, we have $1,994 million remaining authorized to be completed in future periods with no expiration date.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended July 3, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408, except as described in the table below:

Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date(3)
Bryan Ko	Chief Operating Officer, Chief Legal Officer and Secretary	Adopt	June 5, 2026	X		Up to 108,100 shares	September 15, 2027

(1)    Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2)    Non-Rule 10b5-1 trading arrangement as defined in Item 408 of Regulation S-K.
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
10.01
Master Receivables Purchase Agreement, dated as of June 30, 2024, by and among Sound Point Capital Management, LP, SP Main Street Funding I LLC, the additional purchasers from time to time party thereto, and ML Plus LLC, as amended through May 28, 2026.
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
101
The following financial information from Gen Digital Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

August 7, 2026