Form 10-Q
period 2026-10-02
Gen Digital Inc.
filed 2026-10-29
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
The number of shares of Gen common stock, $0.01 par value per share, outstanding as of October 26, 2026 was 593,276,080 shares.

GEN DIGITAL INC.
FORM 10-Q
Quarterly Period Ended October 2, 2026
“Gen,” “we,” “us,” “our,” and “the Company” refer to Gen Digital Inc. and all of its subsidiaries. Gen, Norton, Avast, LifeLock, MoneyLion and all related trademarks, service marks and trade names are trademarks or registered trademarks of Gen or other respective owners that have granted Gen the right to use such marks. Other names may be trademarks of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GEN DIGITAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value per share amounts)

	October 2, 2026	April 3, 2026
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$589	$411
Accounts receivable, net	398	361
Other current assets	295	295
Assets held for sale	16	14
Total current assets	1,298	1,081
Property and equipment, net	69	71
Intangible assets, net	1,927	2,096
Goodwill	10,930	10,996
Deferred income tax assets	1,143	1,153
Other long-term assets	181	192
Total assets	$15,548	$15,589
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$82	$96
Accrued compensation and benefits	79	115
Current portion of long-term debt	1,080	181
Contract liabilities	1,823	1,904
Other current liabilities	417	414
Total current liabilities	3,481	2,710
Long-term debt	7,036	8,015
Long-term contract liabilities	76	73
Deferred income tax liabilities	178	198
Long-term income taxes payable	1,625	1,588
Other long-term liabilities	411	394
Total liabilities	12,807	12,978
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital, $0.01 par value: 3,000 shares authorized; 593 and 598 shares issued and outstanding as of October 2, 2026 and April 3, 2026, respectively	2,409	2,341
Accumulated other comprehensive income (loss)	(18)	1
Retained earnings (accumulated deficit)	350	269
Total stockholders’ equity (deficit)	2,741	2,611
Total liabilities and stockholders’ equity (deficit)	$15,548	$15,589
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net revenues	$1,369	$1,220	$2,705	$2,477
Cost of revenues	330	266	637	533
Gross profit	1,039	954	2,068	1,944
Operating expenses:
Sales and marketing	298	297	598	594
Research and development	112	100	230	209
General and administrative	66	60	146	134
Amortization of intangible assets	56	55	112	109
Restructuring and other costs	—	4	32	14
Total operating expenses	532	516	1,118	1,060
Operating income (loss)	507	438	950	884
Interest expense	(123)	(146)	(247)	(302)
Other income (expense), net	2	(59)	6	(49)
Income (loss) before income taxes	386	233	709	533
Income tax expense (benefit)	99	99	207	264
Net income (loss)	$287	$134	$502	$269

Net income (loss) per share - basic	$0.48	$0.22	$0.84	$0.44
Net income (loss) per share - diluted	$0.48	$0.21	$0.83	$0.43

Weighted-average shares outstanding:
Basic	596	616	598	617
Diluted	603	624	603	624
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income (loss)	$287	$134	$502	$269
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	(11)	(20)	(19)	39
Net unrealized gain (loss) on interest rate derivative instruments	—	(2)	—	(2)
Other comprehensive income (loss), net of taxes	(11)	(22)	(19)	37
Comprehensive income (loss)	$276	$112	$483	$306
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in millions, except share amounts)

Three months ended October 2, 2026	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of July 3, 2026	599	$2,354	$(7)	$309	$2,656
Net income (loss)	—	—	—	287	287
Other comprehensive income (loss), net of taxes	—	—	(11)	—	(11)
Common stock issued under employee stock incentive plans	—	7	—	—	7
Shares withheld for taxes related to vesting of stock units	—	(3)	—	—	(3)
Repurchases of common stock (1)	(6)	(2)	—	(171)	(173)
Cash dividends declared ($0.125 per share of common stock) and dividend equivalents accrued	—	(3)	—	(75)	(78)
Stock-based compensation	—	56	—	—	56
Balance as of October 2, 2026	593	$2,409	$(18)	$350	$2,741

Six months ended October 2, 2026	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 3, 2026	598	$2,341	$1	$269	$2,611
Net income (loss)	—	—	—	502	502
Other comprehensive income (loss), net of taxes	—	—	(19)	—	(19)
Common stock issued under employee stock incentive plans	7	7	—	—	7
Shares withheld for taxes related to vesting of stock units	(2)	(43)	—	—	(43)
Repurchases of common stock (1)	(10)	(2)	—	(271)	(273)
Cash dividends declared ($0.250 per share of common stock) and dividend equivalents accrued	—	(4)	—	(150)	(154)
Stock-based compensation	—	110	—	—	110
Balance as of October 2, 2026	593	$2,409	$(18)	$350	$2,741

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

GEN DIGITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	October 2, 2026	October 3, 2025
OPERATING ACTIVITIES:
Net income (loss)	$502	$269
Adjustments:
Amortization and depreciation	245	248
Stock-based compensation expense	110	122
Loss on sale of Instacash Advances	129	91
Deferred income taxes	(25)	(6)
Loss on sale of property	—	1
Non-cash operating lease expense	8	9
Change in fair value and impairment of non-marketable equity investments	—	69
Foreign currency remeasurement loss (gain)	(18)	89
Other	23	21
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(34)	(3)
Accounts payable	(14)	(57)
Accrued compensation and benefits	(35)	(9)
Contract liabilities	(80)	(72)
Income taxes payable	40	(164)
Instacash Advances held for sale, net	(131)	(91)
Other assets	5	65
Other liabilities	35	(57)
Net cash provided by (used in) operating activities	760	525
INVESTING ACTIVITIES:
Purchases of property and equipment	(7)	(13)
Payments for acquisitions, net of cash acquired	—	(876)
Payments for originations of notes receivable	(173)	—
Proceeds from principal repayments of notes receivable	158	—
Proceeds from sale of non-marketable equity investments	—	4
Proceeds from the sale of property	—	9
Other	(3)	(4)
Net cash provided by (used in) investing activities	(25)	(880)
FINANCING ACTIVITIES:
Repayments of debt	(90)	(360)
Proceeds from issuance of debt, net of issuance costs (1)	—	741
Net proceeds from sales of common stock under employee stock incentive plans	7	7
Tax payments related to vesting of stock units	(44)	(47)
Dividends and dividend equivalents paid	(157)	(159)
Repurchases of common stock	(271)	(134)
Other	(1)	—
Net cash provided by (used in) financing activities	(556)	48
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1)	2
Change in cash, cash equivalents and restricted cash	178	(305)
Beginning cash, cash equivalents and restricted cash	411	1,006
Ending cash, cash equivalents and restricted cash	$589	$701

(1)    Issuance costs paid for issuance of debt for the six months ended October 3, 2025 were $9 million.
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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. The results of operations for the three and six months ended October 2, 2026 are not necessarily indicative of the results expected for the entire fiscal year.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to three and six month periods in this report relate to fiscal periods ended October 2, 2026 and October 3, 2025. The three months ended October 2, 2026 and October 3, 2025 each consisted of 13 weeks. The six months ended October 2, 2026 consisted of 26 weeks, whereas the six months ended October 3, 2025 consisted of 27 weeks. Our 2027 fiscal year consists of 52 weeks and ends on April 2, 2027.
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
Significant accounting policies
There have been no material changes to our significant accounting policies as of and for the three and six months ended October 2, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026.
Note 2. Sale of Instacash Advances
Our Instacash Advance product overview and accounting policy for Instacash Advances, including our conclusion that financial asset accounting is appropriate and our application of sale accounting under ASC 860, Transfers and Servicing, upon sale of Instacash Advances, are unchanged from, and described in, Note 3, Sale of Instacash Advances, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2026.
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

During the three and six months ended October 2, 2026, we sold $1,322 million and $2,515 million, respectively, of Instacash Advances under the Purchase Agreement, compared with $1,005 million and $1,828 million, respectively, during the three and six months ended October 3, 2025. We had $37 million of unused capacity as of October 2, 2026. During the three and six months ended October 2, 2026, we recognized losses of $69 million and $129 million, respectively, on the mark-to-market and sale of Instacash Advances, compared with $55 million and $91 million, respectively, during the three and six months ended October 3, 2025. These losses were recorded in sales and marketing in our Condensed Consolidated Statements of Operations.
As of October 2, 2026, we were responsible for servicing $435 million of Instacash Advances sold under the Purchase Agreement. During the three and six months ended October 2, 2026, we recognized servicing income of $19 million and $36 million, respectively, compared with $14 million and $26 million, respectively, during the three and six months ended October 3, 2025. This servicing income was recorded in Net revenues in our Condensed Consolidated Statements of Operations. As of October 2, 2026, we have a $62 million payable to Sound Point relating to servicing activities, which will be settled using restricted cash and receivables from payment processors recorded in Other current assets.
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
Unaudited pro forma information
The following unaudited pro forma financial information represents the combined historical results for the three and six months ended October 3, 2025, as if the acquisition had been completed on March 30, 2024, the first day of fiscal 2025. The results below include the alignment of fiscal reporting periods and the impact of nonrecurring pro forma adjustments, including amortization of acquired intangible assets, interest on debt issued to finance the acquisition, stock-based compensation related to awards issued in conjunction with the acquisition, acquisition-related transaction costs, accounting policy alignment and the income tax effect of other pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The following table summarizes the unaudited pro forma financial information:

	Three Months Ended	Six Months Ended
(In millions)	October 3, 2025	October 3, 2025
Net revenues	$1,220	$2,509
Net income (loss)	$139	$285
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

The following table represents our aggregate purchase price allocation to total identifiable intangible assets acquired and net assets assumed based on their estimated fair values as of March 10, 2026:

(In millions, except for useful lives)	Amount	Weighted-Average Estimated Useful Life (Years)
Developed technology	$26	5
Customer relationships	20	9
Strategic partnerships	19	4
Trade names	3	3
Total identified intangible assets	68
Net liabilities assumed	(4)
Goodwill (1)	117
Total aggregate purchase price	$181

(1)    Non-deductible for tax purposes.
The allocation of the purchase price may be subject to refinement within the measurement period, which may be up to one year from the acquisition date, as additional information about facts and circumstances that existed as of the acquisition date becomes available. Adjustments to the purchase price may require adjustments to goodwill prospectively. Goodwill is allocated to our Trust-Based Solutions segment. During the six months ended October 2, 2026, we recorded measurement period adjustments resulting in a decrease to goodwill of $54 million. These adjustments primarily related to the valuation of identifiable intangible assets acquired, which resulted in the recognition of $68 million of identifiable intangible assets, consisting of developed technology, customer relationships, strategic partnerships and trade names, and a $17 million deferred tax liability associated with these assets. The adjustments also included a $3 million increase to other long-term assets related to deferred tax assets.
Pro forma financial information has not been presented for this acquisition as the impact to our Condensed Consolidated Financial Statements was not material.
Note 4. Revenues
Disaggregation of revenues
The following table summarizes the components of our net revenues:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Subscription and service revenue (1)	$1,363	$1,216	$2,694	$2,469
Net interest income on notes receivable	6	4	11	8
Net revenues	$1,369	$1,220	$2,705	$2,477

(1)    Subscription and service revenue includes amounts related to our Instacash Advances of $151 million and $298 million for the three and six months ended October 2, 2026, respectively, compared with $114 million and $211 million for the three and six months ended October 3, 2025, respectively. Refer to Note 2 for additional information regarding our Instacash Advances.
Contract liabilities
During the three and six months ended October 2, 2026, we recognized $769 million and $1,335 million from the contract liabilities balances as of July 3, 2026 and April 3, 2026, respectively. During the three and six months ended October 3, 2025, we recognized $758 million and $1,336 million from the contract liabilities balances as of July 4, 2025 and March 28, 2025, respectively.
Remaining performance obligations
Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and, when applicable, amounts that will be billed and recognized as revenue in future periods. As of October 2, 2026, we had $1,274 million of remaining performance obligations, excluding customer deposit liabilities of $625 million, of which we expect to recognize approximately 94% as revenue over the next 12 months.
See Note 14 for tabular disclosures of disaggregated revenue by reportable segment and geographic region.

Note 5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Total
Balance as of April 3, 2026	$7,391	$3,605	$10,996
Purchase accounting adjustment	—	(54)	(54)
Translation adjustments	(9)	(3)	(12)
Balance as of October 2, 2026	$7,382	$3,548	$10,930
Intangible assets, net
The following table summarizes the components of our intangible assets, net:

	October 2, 2026			April 3, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,259	$(723)	$536	$1,220	$(620)	$600
Developed technology	1,403	(874)	529	1,450	(825)	625
Other	182	(59)	123	179	(47)	132
Total finite-lived intangible assets	2,844	(1,656)	1,188	2,849	(1,492)	1,357
Indefinite-lived trade names	739	—	739	739	—	739
Total intangible assets	$3,583	$(1,656)	$1,927	$3,588	$(1,492)	$2,096
Amortization expense for purchased intangible assets is summarized below:

	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of Operations Classification
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Customer relationships and other	$56	$55	$112	$109	Operating expenses
Developed technology and other	62	66	125	131	Cost of revenues
Total	$118	$121	$237	$240
As of October 2, 2026, future amortization expense related to intangible assets that have finite lives is as follows by fiscal year:

(In millions)
Remainder of 2027	$237
2028	468
2029	294
2030	122
2031	23
Thereafter	44
Total	$1,188

Note 6. Supplementary Information
Cash, cash equivalents and restricted cash:

(In millions)	October 2, 2026	April 3, 2026
Cash	$420	$283
Cash equivalents	163	119
Restricted cash	6	9
Total cash, cash equivalents and restricted cash	$589	$411
Accounts receivable, net:

(In millions)	October 2, 2026	April 3, 2026
Trade receivable	$256	$225
Notes receivable	150	135
Instacash Advances	3	10
Allowance for doubtful accounts	(11)	(9)
Total accounts receivable, net	$398	$361
Assets held for sale:

(In millions)	October 2, 2026	April 3, 2026
Instacash Advances held for sale	$16	$14
Total assets held for sale	$16	$14
Instacash Advances held for sale
Instacash Advances held for sale as of October 2, 2026 and April 3, 2026, represent Instacash Advances that we originated and are pending sale under the Purchase Agreement. Refer to Note 2 for additional information regarding the sale of our Instacash Advances.
Short-term contract liabilities:

(In millions)	October 2, 2026	April 3, 2026
Deferred revenue	$1,198	$1,247
Customer deposit liabilities	625	657
Total short-term contract liabilities	$1,823	$1,904
Supplemental cash flow information:

	Six Months Ended
(In millions)	October 2, 2026	October 3, 2025
Income taxes paid (received), net of refunds	$200	$326
Interest expense paid	$239	$372
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$9
Originations of certain Instacash Advances held for sale	$(2,515)	$(1,828)
Proceeds from the sale of certain Instacash Advances	$2,384	$1,737
Non-cash operating activities:
Operating lease assets obtained in exchange for operating lease liabilities	$—	$17
Reduction (increase) of operating lease assets as a result of lease terminations and modifications	$—	$(6)
Non-cash investing and financing activities:
Purchases of property and equipment in current liabilities	$—	$2
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

	October 2, 2026			April 3, 2026
(In millions)	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Assets:
Money market funds	$163	$163	$—	$97	$97	$—
Time deposits	—	—	—	22	—	22
Total assets	$163	$163	$—	$119	$97	$22
Financial instruments not recorded at fair value on a recurring basis include our non-marketable equity investments and long-term debt.
Non-marketable equity investments
As of October 2, 2026 and April 3, 2026, the carrying value of our non-marketable equity investments was $16 million, and is included in Other long-term assets in our Condensed Consolidated Balance Sheets.
We did not have any activity related to our non-marketable equity investments during the three and six months ended October 2, 2026. During the three and six months ended October 3, 2025, we recognized an immaterial loss on sale of our non-marketable equity investments, an $80 million impairment of our non-marketable equity investments, and an $11 million increase in the fair value of our non-marketable equity investments, each of which was recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.
Current and long-term debt
As of October 2, 2026 and April 3, 2026, the total fair value of our current and long-term fixed-rate debt was $2,398 million and $2,443 million, respectively. The fair value of our variable-rate debts approximated their carrying value. The fair values of all our debt obligations were based on Level 2 inputs.
Note 8. Debt
The following table summarizes components of our debt:

(In millions, except percentages)	October 2, 2026	April 3, 2026	Effective Interest Rate
6.75% Senior Notes due September 30, 2027	$900	$900	6.75%
Term B Facility due September 12, 2029	2,322	2,340	SOFR + %
7.125% Senior Notes due September 30, 2030	600	600	7.13%
Extended Term A Facility due March 27, 2031	2,672	2,741	SOFR + %
Incremental Term B Facility due April 16, 2032	741	744	SOFR + %
6.25% Senior Notes due April 1, 2033	950	950	6.25%
Total principal amount	8,185	8,275
Less: unamortized discount and issuance costs	(69)	(79)
Total debt	8,116	8,196
Less: current portion	(1,080)	(181)
Total long-term debt	$7,036	$8,015
As of October 2, 2026, the future contractual maturities of debt by fiscal year, based on the currently effective stated maturity dates in force and excluding the impact of any earlier maturity that could result from a springing maturity date, are as follows:

(In millions)
Remainder of 2027	$91
2028	1,081
2029	181
2030	2,374
2031	2,799
Thereafter	1,659
Total future maturities of debt	$8,185

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
In addition, the Amended Credit Agreement contains customary events of default under which our payment obligations may be accelerated, including, among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of certain covenants, payment and acceleration cross defaults with certain other indebtedness, certain undischarged judgments, bankruptcy, insolvency or inability to pay debts, change of control and the occurrence of certain events related to the Employee Retirement Income Security Act of 1974 (ERISA).
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
As of October 2, 2026, we were in compliance with all financial debt covenants and satisfied the applicable minimum liquidity threshold under the springing maturity provision.
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
Fiscal 2027 Plan
During the first quarter of fiscal 2027, our Board of Directors approved a restructuring plan (the Fiscal 2027 Plan) to improve efficiency and align the operations with our strategic priorities. Actions under this plan include the reduction of our workforce, contract terminations, facilities consolidation, and other restructuring costs. Implementation is expected to be completed toward the end of fiscal 2027. The total estimated cost of the plan is approximately $50 million, of which $32 million has been incurred to date under the Fiscal 2027 Plan. As of October 2, 2026, we had a $5 million restructuring liability related to the Fiscal 2027 Plan.
Restructuring summary
Roll forwards of our activities and liability balances related to our Fiscal 2027 Plan are presented in the tables below:

(In millions)	Liability Balance as of April 3, 2026	Costs, Net of Adjustments	Cash Payments	Non-Cash Items	Liability Balance as of October 2, 2026
Severance and termination benefit costs	$—	$28	$(23)	$—	$5
Stock-based compensation charges	—	4	—	(4)	—
Total	$—	$32	$(23)	$(4)	$5
The restructuring liabilities are included in Other current liabilities in our Condensed Consolidated Balance Sheets.
Restructuring and other costs summary
Our restructuring and other costs related to the Fiscal 2027 Plan are presented in the table below:

Six Months Ended
(In millions)	October 2, 2026
Severance and termination benefit costs	$28
Stock-based compensation charges	4
Total restructuring and other costs	$32
We incurred immaterial restructuring costs during the three months ended October 2, 2026.
We may periodically incur costs related to prior restructuring plans. Charges related to prior restructuring plans during the three and six months ended October 2, 2026, as well as the related liability balances as of October 2, 2026, were immaterial.

Note 10. Income Taxes
The following table summarizes our effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Income (loss) before income taxes	$386	$233	$709	$533
Income tax expense (benefit)	$99	$99	$207	$264
Effective tax rate	26%	42%	29%	50%
Our effective tax rate for the three and six months ended October 2, 2026 and October 3, 2025 differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, stock-based compensation, and the U.S. taxation on foreign earnings. The effective tax rate decreased primarily due to foreign currency movements on the remeasurement of unrecognized tax benefits and deferred tax liabilities on intangible assets.
Note 11. Stockholders’ Equity
Dividends
On October 28, 2026, we announced that our Board of Directors declared a cash dividend of $0.125 per share of common stock to be paid in December 2026. All shares of common stock issued and outstanding and all restricted stock units (RSUs) and performance-based restricted stock units (PRUs) as of the record date will be entitled to the dividend and dividend equivalent rights (DERs), respectively, which will be paid out if and when the underlying shares are released. However, the 4 million assumed RSUs under the MoneyLion Inc. Amended and Restated Omnibus Incentive Plan (the MoneyLion Plan) will not be entitled to DERs. See our Annual Report on Form 10-K for the fiscal year ended April 3, 2026 for further information about these equity awards. Any future dividends and DERs will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market and through accelerated stock repurchase transactions. As of October 2, 2026, we had $1,823 million remaining under the authorization to be completed in future periods.
The following table summarizes activity related to our stock repurchase program during the three and six months ended October 2, 2026 and the six months ended October 3, 2025:

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	October 2, 2026	October 2, 2026	October 3, 2025
Number of shares repurchased	6	10	5
Average price per share	$28.96	$27.63	$27.86
Aggregate purchase price	$171	$271	$134
We did not have any stock repurchases during the three months ended October 3, 2025.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss), net of taxes, consisted of foreign currency translation adjustments:

(In millions)	Foreign Currency Translation Adjustments
Balance as of April 3, 2026	$1
Other comprehensive income (loss), net of taxes	(19)
Balance as of October 2, 2026	$(18)

Note 12. Stock-Based Compensation
The following table sets forth the stock-based compensation expense recognized for our equity incentive plans:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Cost of revenues	$—	$1	$1	$3
Sales and marketing	14	19	30	43
Research and development	15	13	27	27
General and administrative	27	22	48	48
Restructuring and other costs	—	1	4	1
Total stock-based compensation expense	$56	$56	$110	$122
Income tax benefit for stock-based compensation expense	$(7)	$(8)	$(14)	$(17)
As of October 2, 2026, the total unrecognized stock-based compensation expense related to our unvested stock-based awards was $463 million, which will be recognized over an estimated weighted-average amortization period of 2.35 years.
Note 13. Net Income (Loss) Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share also includes the incremental effect of dilutive potentially issuable common shares outstanding. Dilutive potentially issuable common shares include the dilutive effect of employee equity awards.
In connection with the acquisition of MoneyLion, we issued 12 million equity-classified CVRs to MoneyLion shareholders and optionholders. The CVRs entitle holders to receive a contingent payment of $23.00 per CVR, payable in shares of Gen’s common stock, if our volume-weighted average share price equals or exceeds $37.50 over any 30 consecutive trading days from December 10, 2024 until April 17, 2027. As of October 2, 2026 and April 3, 2026, there were 12 million CVRs outstanding. The 12 million CVRs are excluded from the diluted net income per share calculation as the contingent conditions for issuance of common shares have not yet been met within the period.
The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income (loss)	$287	$134	$502	$269

Net income (loss) per share - basic	$0.48	$0.22	$0.84	$0.44
Net income (loss) per share - diluted	$0.48	$0.21	$0.83	$0.43

Weighted-average shares outstanding - basic	596	616	598	617
Dilutive potentially issuable shares:
Employee equity awards	7	8	5	7
Weighted-average shares outstanding - diluted	603	624	603	624

Anti-dilutive shares excluded from diluted net income per share calculation:
Employee equity awards	4	2	5	2
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
Cyber Safety Platform includes our security, comprehensive suites and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world securely, privately and with confidence. Trust-Based Solutions includes our identity, personal financial management, and financial marketplace products, which provide innovative solutions and insights that empower consumers to manage their identity, reputation and finances confidently.
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
The following table presents details of our reportable segments and the “Corporate” category:

(In millions)	Cyber Safety Platform	Trust-Based Solutions	Corporate	Consolidated
Three Months Ended October 2, 2026
Net revenues	$858	$511	$—	$1,369
Other segment items (1)	324	359	—	683
Operating income (loss)	$534	$152	$(179)	$507

Six Months Ended October 2, 2026
Net revenues	$1,704	$1,001	$—	$2,705
Other segment items (1)	651	700	—	1,351
Operating income (loss)	$1,053	$301	$(404)	$950

Three Months Ended October 3, 2025
Net revenues	$814	$406	$—	$1,220
Other segment items (1)	314	283	—	597
Operating income (loss)	$500	$123	$(185)	$438

Six Months Ended October 3, 2025
Net revenues	$1,683	$794	$—	$2,477
Other segment items (1)	653	551	—	1,204
Operating income (loss)	$1,030	$243	$(389)	$884

(1)    Other segment items for our Cyber Safety Platform and Trust-Based Solutions include product costs, infrastructure and facilities expense, and compensation and benefits excluding stock-based compensation and expenses identified in “Corporate”.
The table below presents the reconciling items included in the “Corporate” category:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Amortization of intangible assets	$118	$121	$237	$240
Stock-based compensation	56	56	110	122
Unallocated cost of revenue and operating expenses	5	8	57	27
Total	$179	$185	$404	$389
Geographic information
Net revenues by geography are based on the billing addresses of our customers. The following table represents net revenues by geographic area for the periods presented:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Americas	$985	$864	$1,946	$1,743
EMEA	280	257	554	525
APJ	104	99	205	209
Total net revenues	$1,369	$1,220	$2,705	$2,477

Note: The Americas include U.S., Canada and Latin America; EMEA includes Europe, Middle East and Africa; APJ includes Asia Pacific and Japan.
Revenues from customers inside the U.S. were $931 million and $1,838 million during the three and six months ended October 2, 2026, respectively, and $809 million and $1,628 million during the three and six months ended October 3, 2025, respectively. No other individual country accounted for more than 10% of revenues.

The table below represents cash, cash equivalents and restricted cash held in the U.S. and internationally in various foreign subsidiaries:

(In millions)	October 2, 2026	April 3, 2026
U.S.	$206	$122
International	383	289
Total cash, cash equivalents and restricted cash	$589	$411
The table below represents our property and equipment, net of accumulated depreciation and amortization, by geographic area, based on the physical location of the asset, at the end of each period presented:

(In millions)	October 2, 2026	April 3, 2026
U.S.	$57	$59
Other countries (1)	12	12
Total property and equipment, net	$69	$71

(1)     No individual country represented more than 10% of the respective totals.
Significant customers and e-commerce partners
No individual end-user customer accounted for 10% or more of our net revenues during the three and six months ended October 2, 2026 and October 3, 2025.
No individual e-commerce partner accounted for 10% or more of our total billed and unbilled accounts receivable, prior to allowance for doubtful accounts, as of October 2, 2026 and April 3, 2026.
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
The Federal Circuit issued its decision on appeal and remanded the case to the district court for further proceedings, including consideration of whether Columbia’s patents are patent-eligible and, if the patent claims are determined to be eligible, to reduce the damages award to eliminate the royalty based on foreign sales and reconsider its attorneys’ fees and enhanced damages decisions. At this time, our current estimate of probable losses from this matter, within a range of potential outcomes, is approximately $258 million, which is accrued and recorded as part of Other long-term liabilities in the Condensed Consolidated Balance Sheets. There is a reasonable possibility that a loss may be incurred in excess of our accrual for this matter; however, such incremental loss cannot be reasonably estimated.
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
On December 23, 2019, the United States Federal Trade Commission (FTC) issued a Civil Investigative Demand (CID) to Avast seeking documents and information related to its privacy practices, including Jumpshot’s past use of consumer information that was provided to it by Avast. Avast responded cooperatively to the CID and related follow-up requests from the FTC. We engaged in ongoing negotiations with the FTC staff and reached a negotiated agreement on the terms of a Consent Decree resolving this investigation, the terms of which are now final. This includes a provision for a non-material amount of monetary relief, which has been paid.
On February 27, 2020, the Czech Office for Personal Data Protection (the Czech DPA) initiated offense proceedings concerning Avast’s practices with respect to Jumpshot. The Czech DPA issued a decision in March 2022 finding that Avast had violated the GDPR and issued a fine of CZK 351 million (approximately $16 million). Avast appealed the decision, which was affirmed by the Czech DPA on April 10, 2024. Avast paid the fine levied by the Czech DPA. On June 15, 2024, Avast brought a judicial action in the administrative law court challenging the decision of the Czech DPA. On October 7, 2025, the court affirmed the decision regarding liability; however, it vacated the Czech DPA’s decision regarding the determination of the fine. Both the Czech DPA and the Company have filed cassation complaints with the Supreme Administrative Law Court. At this stage, the fine has been returned but the matter remains pending. We have accrued an immaterial amount as our current estimate of probable loss from this matter.
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
On April 18, 2024, we received a letter before action from counsel in the United Kingdom asserting it may bring a representative action on behalf of a class of Avast users in England and Wales for breach of contract and misuse of private information and seeking unspecified damages and a permanent injunction. No lawsuit has been filed. We have since entered into a final settlement agreement resolving this matter. The settlement amount is immaterial, and the resolution did not have, and is not expected to have, a material adverse effect on our financial condition, results of operations or cash flows.
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
MALKA Seller Members Litigation
On July 21, 2023, Jeffrey Frommer, Lyusen Krubich, Daniel Fried and Pat Capra, the former equity owners of MALKA, a subsidiary of MoneyLion (collectively, the “Seller Members”), brought a civil action in the Southern District of New York (SDNY) against MoneyLion Technologies Inc. alleging, among other things, breaches of the Membership Interest Purchase Agreement governing the acquisition of MALKA. MoneyLion filed counterclaims against the Seller Members alleging, among other things, fraud, negligent misrepresentation, conversion, breach of fiduciary duties and breach of contract. The court issued its decision on September 29, 2025, finding that MoneyLion breached the parties’ agreements and awarding the Seller Members damages and attorneys’ fees and costs, for which we have accrued $67 million in Other long-term liabilities in our Condensed Consolidated Balance Sheets. MoneyLion appealed the judgment to the Second Circuit Court of Appeals.
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
During the three and six months ended October 2, 2026, we recorded charges of $5 million and $29 million, respectively, related to the estimated accrual and final resolutions of our litigation contingencies, compared with $3 million and $8 million, respectively, during the three and six months ended October 3, 2025. These charges were recorded in our Condensed Consolidated Statements of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements and factors that may affect future results
The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the Securities Act) and the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements include statements that represent our expectations or beliefs concerning future events, including, without limitation, references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “goal,” “intent,” “momentum,” “projects,” “forecast,” “outlook,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” and similar expressions. In addition, projections of our future financial performance; beliefs regarding our business and strategies; anticipated growth and trends in our businesses and in our industries; the consummation of or anticipated impacts of acquisitions (including our ability to achieve synergies from acquisitions, including, but not limited to, our acquisition of MoneyLion), expectations about certain markets, divestitures, restructurings, stock repurchases, financings, debt repayments and covenant compliance, investment activities and our liquidity; our funding arrangements and hedging activities; potential share issuances and dilution under our contingent value rights agreement; the outcome or impact of pending litigation, claims or disputes; risks associated with third party providers; evolving regulations and increased scrutiny from regulators; our intent to pay quarterly cash dividends in the future; plans for and anticipated benefits of our products and solutions; our development, deployment and use of artificial intelligence and related investments and costs; our customer acquisition, retention, conversion, cross-selling and pricing strategies; cybersecurity, data privacy and business continuity; our ability to attract and retain personnel; our accounting estimates, the timing of revenue and expense recognition and the anticipated effects of new accounting guidance; anticipated tax rates, benefits and expenses; the global macroeconomic outlook, including but not limited to, the impact of inflation, fluctuations in foreign currency exchange rates, changes in interest rates, and the impact of new trade policy, including the implementation of global tariffs; retaliatory trade regulations and policies; economic disruptions caused by the potential impact of volatility and conflict in the geopolitical and economic environment; general uncertainty in the financial and capital markets; and other global macroeconomic factors on our operations and financial performance; and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including economic recessions, inflationary pressures and those other factors that we discuss in Part II Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. We encourage you to read those sections carefully. There may also be other factors that have not been anticipated or that are not described in our periodic filings with the Securities and Exchange Commission (SEC), generally because we did not believe them to be significant at the time, which could cause actual results to differ materially from our projections and expectations. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
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
Our Cyber Safety Platform includes our security, comprehensive suites and privacy products, which deliver technology solutions and superior threat protection to help people navigate the digital world securely, privately and with confidence. Our Trust-Based Solutions includes our identity protection, restoration support services, digital reputation and secure financial wellness, including our first-party MoneyLion products and our Engine marketplace offerings.
Fiscal calendar
We have a 52/53-week fiscal year ending on the Friday closest to March 31. The three months ended October 2, 2026 and October 3, 2025 each consisted of 13 weeks. The six months ended October 2, 2026 consisted of 26 weeks, whereas the six months ended October 3, 2025 consisted of 27 weeks. Our 2027 fiscal year consists of 52 weeks and ends on April 2, 2027.
Key financial metrics
The following tables present our key financial metrics for the periods presented:

	Three Months Ended		Six Months Ended
(In millions, except for per share amounts)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net revenues	$1,369	$1,220	$2,705	$2,477
Operating income (loss)	$507	$438	$950	$884
Net income (loss)	$287	$134	$502	$269
Net income (loss) per share - diluted	$0.48	$0.21	$0.83	$0.43

	As of
(In millions)	October 2, 2026	April 3, 2026
Cash, cash equivalents and restricted cash	$589	$411
Contract liabilities	$1,899	$1,977
Below are our financial highlights for the second quarter of fiscal 2027, compared with the corresponding period in the prior year:
•Net revenues increased $149 million, primarily due to increased sales in both our Trust-Based Solutions and Cyber Safety Platform products.
•Operating income (loss) increased $69 million, primarily due to increased net revenues, partially offset by increases in cost of revenues and operating expenses.
•Net income (loss) increased $153 million and net income per share increased $0.27, primarily due to higher operating income and other income (expense), net, as well as lower interest expense.
Below are our financial highlights for the first six months of fiscal 2027, compared with the corresponding period in the prior year:
•Net revenues increased $228 million, primarily due to increased sales in both our Trust-Based Solutions and Cyber Safety Platform products, partially offset by the impact of the additional week in the first quarter of fiscal 2026 on both segments.
•Operating income (loss) increased $66 million, primarily due to increased net revenues, partially offset by increases in cost of revenues and operating expenses.
•Net income (loss) increased $233 million and net income per share increased $0.40, primarily due to higher operating income and other income (expense), net, as well as lower interest and income tax expense.
GLOBAL MACROECONOMIC CONDITIONS
As a global company, our results of operations and cash flows may be influenced by global macroeconomic conditions and their impact on customer and partner behavior. Global macroeconomic conditions include, but are not limited to, fluctuating tariffs and an uncertain global trade environment, foreign currency exchange rate fluctuations, changes in interest rates and uncertainty regarding monetary policy, elevated or renewed inflationary pressures, ongoing and new geopolitical conflicts, the impacts of current and future trade regulations, instability in the global banking sector, volatility in financial markets and tightening credit conditions, slow growth and recession risks, unemployment and household financial stress and changes in legislation or regulations and actions by regulators, including changes in enforcement and administrative policies. These conditions may vary across the markets in which we operate, may be difficult to predict and may persist for an extended period.
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
We continue to monitor the direct and indirect impacts of these global macroeconomic or other geopolitical factors. Adverse conditions and continued economic uncertainty may negatively affect customer acquisition, renewals, discretionary spending and collections, as well as sales and marketing efforts, customer deployments and product development. Volatility in financial markets and tightening credit conditions may also increase our cost of capital and financing expenses and adversely affect the availability, cost and terms of funding arrangements and refinancing. These conditions may require us to change, postpone or cancel strategic initiatives or growth plans. Additional broader implications of these events on our business, results of operations, cash flows and overall financial position remain uncertain and could result in further adverse impacts to our reported results. For further discussion of the potential impacts of global macroeconomic conditions on our business, please see “Liquidity, Capital Resources and Cash Requirements” below, Part I, Item 3 and “Risk Factors” in Part II, Item 1A below.
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
Our critical accounting policies and estimates were disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2026. There have been no other material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended October 2, 2026.
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

RESULTS OF OPERATIONS
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net revenues	100%	100%	100%	100%
Cost of revenues	24	22	24	22
Gross profit	76	78	76	78
Operating expenses:
Sales and marketing	22	24	22	24
Research and development	8	8	9	8
General and administrative	5	5	5	5
Amortization of intangible assets	4	5	4	4
Restructuring and other costs	—	0	1	1
Total operating expenses	39	42	41	43
Operating income (loss)	37	36	35	36
Interest expense	(9)	(12)	(9)	(12)
Other income (expense), net	0	(5)	0	(2)
Income (loss) before income taxes	28	19	26	22
Income tax expense (benefit)	7	8	8	11
Net income (loss)	21%	11%	19%	11%

Note: Percentages may not add due to rounding.
Net revenues

	Three Months Ended			Six Months Ended
(In millions, except percentages)	October 2, 2026	October 3, 2025	Change in %	October 2, 2026	October 3, 2025	Change in %
Net revenues	$1,369	$1,220	12%	$2,705	$2,477	9%
Three Months Ended October 2, 2026 Compared with Three Months Ended October 3, 2025
Net revenues increased $149 million, due to a $105 million increase in sales of our Trust-Based Solutions and a $44 million increase in sales of our Cyber Safety Platform products.
Six Months Ended October 2, 2026 Compared with Six Months Ended October 3, 2025
Net revenues increased $228 million, due to a $207 million increase in sales of our Trust-Based Solutions and a $21 million increase in sales of our Cyber Safety Platform products. Net revenues for the prior year period included $87 million from the additional week in the first quarter of fiscal 2026, impacting both segment financials. Specifically, the additional week contributed $56 million to our Cyber Safety Platform and $31 million to Trust-Based Solutions.

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
The following table summarizes supplemental key performance metrics:

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Cyber Safety Platform	$858	$814	$1,704	$1,683
Trust-Based Solutions	511	406	1,001	794
Total net revenues	$1,369	$1,220	$2,705	$2,477

Direct revenues	$1,074	$1,010	$2,137	$2,064
Partner revenues	295	210	568	413
Total net revenues	$1,369	$1,220	$2,705	$2,477

Total bookings	$1,347	$1,222	$2,631	$2,424

	As of
(In millions)	October 2, 2026	October 3, 2025
Total paid customers	83	77
Revenue from Cyber Safety Platform increased $44 million and $21 million during the three and six months ended October 2, 2026, respectively, due to growth across our Cyber Safety membership offerings. Cyber Safety Platform revenue for the six months ended October 3, 2025 included $56 million from the additional week in the first quarter of fiscal 2026. Revenue from Trust-Based Solutions increased $105 million and $207 million during the three and six months ended October 2, 2026, respectively, primarily due to continued growth in our Financial Wellness offerings. Trust-Based Solutions revenue for the six months ended October 3, 2025 included $31 million from the additional week in the first quarter of fiscal 2026.
Direct revenue reflects subscriptions sold directly through e-commerce or mobile channels, and revenue generated from financial transactions directly made through Gen properties or marketplaces.
Partner revenue reflects partner-sourced and channel revenue via retailers, employee benefits, telcos, publishers and strategic partnerships, including revenue generated from product usage or products sold through our financial marketplace.
Total bookings are defined as customer orders received that are expected to generate net revenues in the future. We present the operational metric of bookings because it reflects customers’ demand for our products and services and to assist readers in analyzing our performance in future periods.
We define paid customers as active users of our products and solutions, including subscribers with an active paid subscription to our products at the end of the reported period. Paid customers also include product users with a unique account and at least one revenue-generating transaction in the relevant active period of each respective product category, whether through our first-party personal finance products, transacting through our financial marketplaces or generating revenue through product usage. We exclude users on free trials and those who have not actively transacted in the relevant period of each respective product category.
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

Net revenues by geographical region

	Three Months Ended		Six Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Americas	72%	71%	72%	71%
EMEA	20%	21%	20%	21%
APJ	8%	8%	8%	8%
The Americas include the U.S., Canada and Latin America; EMEA includes Europe, the Middle East and Africa; APJ includes Asia Pacific and Japan.
Percentage of revenue in the Americas increased primarily due to continued growth in our Financial Wellness product offerings during the three and six months ended October 2, 2026 as compared to the three and six months ended October 3, 2025.
Cost of revenues

	Three Months Ended			Six Months Ended
(In millions, except percentages)	October 2, 2026	October 3, 2025	Change in %	October 2, 2026	October 3, 2025	Change in %
Cost of revenues	$330	$266	24%	$637	$533	20%
Three Months Ended October 2, 2026 Compared with Three Months Ended October 3, 2025
Cost of revenues increased $64 million, primarily due to a $55 million increase in partner revenue share, mainly in Trust-Based Solutions.

Six Months Ended October 2, 2026 Compared with Six Months Ended October 3, 2025

Cost of revenues increased $104 million, primarily due to a $90 million increase in partner revenue share, mainly in Trust-Based Solutions.
Operating expenses

	Three Months Ended			Six Months Ended
(In millions, except percentages)	October 2, 2026	October 3, 2025	Change in %	October 2, 2026	October 3, 2025	Change in %
Sales and marketing	$298	$297	—%	$598	$594	1%
Research and development	112	100	12%	230	209	10%
General and administrative	66	60	10%	146	134	9%
Amortization of intangible assets	56	55	2%	112	109	3%
Restructuring and other costs	—	4	(100)%	32	14	129%
Total operating expenses	$532	$516	3%	$1,118	$1,060	5%
Three Months Ended October 2, 2026 Compared with Three Months Ended October 3, 2025
Sales and marketing, amortization of intangible assets and restructuring and other costs all remained relatively flat.
Research and development expense increased $12 million, primarily due to increases in infrastructure expenses, headcount costs and stock-based compensation expense.
General and administrative expense increased $6 million, primarily due to stock-based compensation expense.
Six Months Ended October 2, 2026 Compared with Six Months Ended October 3, 2025
Sales and marketing and amortization of intangible assets expenses remained relatively flat.
Research and development expense increased $21 million, primarily due to a $9 million increase in headcount costs and a $7 million increase in equipment expenses.
General and administrative expense increased $12 million, primarily due to a $17 million increase in litigation settlement expense and a $9 million increase in occupancy and IT costs, partially offset by a $13 million decrease in headcount costs.
Restructuring and other costs increased $18 million, primarily due to severance and termination benefits in connection with the Fiscal 2027 Plan. Refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements for details of the fiscal 2027 restructuring activities.

Non-operating income (expense), net

	Three Months Ended		Six Months Ended
(In millions)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Interest expense	$(123)	$(146)	$(247)	$(302)
Interest income	4	6	7	15
Foreign exchange gain (loss)	(2)	2	(3)	2
Change in fair value and impairment of non-marketable equity investments	—	(69)	—	(69)
Gain (loss) on sale of property	—	—	—	(1)
Other	—	2	2	4
Total non-operating income (expense), net	$(121)	$(205)	$(241)	$(351)
Three Months Ended October 2, 2026 Compared with Three Months Ended October 3, 2025
Non-operating income (expense), net, decreased by $84 million, primarily due to a $69 million change in fair value and impairment of our non-marketable equity investments recorded in the second quarter of fiscal 2026 and a $23 million decrease in interest expense.
Six Months Ended October 2, 2026 Compared with Six Months Ended October 3, 2025
Non-operating income (expense), net, decreased by $110 million, primarily due to a $69 million change in fair value and impairment of our non-marketable equity investments recorded in the second quarter of fiscal 2026 and a $55 million decrease in interest expense.
Provision for income taxes

	Three Months Ended		Six Months Ended
(In millions, except percentages)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Income (loss) before income taxes	$386	$233	$709	$533
Income tax expense (benefit)	$99	$99	$207	$264
Effective tax rate	26%	42%	29%	50%
Our effective tax rate for the three and six months ended October 2, 2026 and October 3, 2025, differs from the federal statutory income tax rate primarily due to state taxes, changes in unrecognized tax benefits and related interest and penalties, foreign exchange impacts, stock-based compensation, and the U.S. taxation on foreign earnings. The effective tax rate decreased primarily due to foreign currency movements on the remeasurement of unrecognized tax benefits and deferred tax liabilities on intangible assets.
The Organisation for Economic Co-operation and Development (OECD) and many countries have proposed to reallocate a portion of profits of large multinational enterprises (MNEs) with an annual global turnover exceeding €20 billion to markets where sales arise (Pillar One), as well as enact a global minimum tax rate of at least 15% for MNEs with an annual global turnover exceeding €750 million (Pillar Two). On December 12, 2022, the European Union reached an agreement to implement the Pillar Two directive of the OECD’s reform of international taxation at the European Union level. The agreement affirms that all Member States must transpose the Pillar Two directive by December 31, 2023. The rules were therefore applicable for fiscal years starting on or after December 31, 2023. Ireland, Czech Republic, and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on our effective tax rate and Condensed Consolidated Financial Statements in the near term. Moreover, in June 2025, the G7 agreed to exclude United States MNEs from certain aspects of the Pillar Two global minimum tax rules (the G7 Statement) in exchange for the United States not imposing retaliatory taxes in the One Big Beautiful Bill Act. We will continue to monitor and reflect the impact of such legislative changes, including the G7 Statement, which has not yet been incorporated into the OECD framework, in future Condensed Consolidated Financial Statements as appropriate.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents, together with cash generated from operations, amounts available under our Revolving Facility and our future refinancing plans related to our upcoming maturities, including our current portion of long-term debt, will be sufficient to meet our working capital needs, support ongoing business activities and finance the expected synergy costs related to our acquisitions through at least the next 12 months and to meet our known long-term contractual obligations. Other than as described above, we are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. However, our future liquidity and capital requirements may vary materially from those as of October 2, 2026, depending on several factors, including, but not limited to, economic conditions; political climate; the expansion of sales and marketing activities; the costs to acquire or invest in businesses; outcome of income tax audits with relevant tax authorities; resolution of legal proceedings, including, but not limited to, regulatory proceedings, claims, mediations, arbitrations and litigation; and the risks and uncertainties discussed in “Risk Factors” in Part II, Item 1A below.
Cash flows
The following summarizes our cash flow activities:

	Six Months Ended
(In millions)	October 2, 2026	October 3, 2025
Net cash provided by (used in):
Operating activities	$760	$525
Investing activities	$(25)	$(880)
Financing activities	$(556)	$48
See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for our supplemental cash flow information.
Cash from operating activities
Net cash provided by operating activities of $760 million for the six months ended October 2, 2026 was primarily comprised of net income adjusted for the net effect of non-cash items. Changes in working capital sources and uses of cash include decreases in Instacash Advances held for sale, contract liabilities, accrued compensation and benefits, accounts receivable and accounts payable offset by increases in income taxes payable and other liabilities.
Cash from investing activities
Net cash used in investing activities of $25 million for the six months ended October 2, 2026 was primarily related to payments for originations of notes receivable, partially offset by proceeds from principal repayments of notes receivable.
Cash from financing activities
Net cash used in financing activities of $556 million for the six months ended October 2, 2026 was primarily due to repurchases of common stock under our repurchase program, quarterly dividend payments, principal payments of our Term A and B Facilities and tax payments related to vesting of stock units.
Cash and cash equivalents
As of October 2, 2026, we had cash and cash equivalents of $583 million, excluding restricted cash, of which $383 million was held by our foreign subsidiaries. Our cash and cash equivalents are managed with the objective to preserve principal, maintain liquidity and generate investment returns. The participation exemption system under current U.S. federal tax regulations generally allows us to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. federal tax; however, these distributions may be subject to applicable state or non-U.S. taxes.
Debt
We have an undrawn revolving credit facility of $1,495 million, net of our letters of credit, which expires in March 2031.
Stock repurchases
During the six months ended October 2, 2026 and October 3, 2025, we executed repurchases of 10 million and 5 million shares of our common stock under our existing stock repurchase program for an aggregate amount of $271 million and $134 million, respectively.
Material Cash Requirements
Our principal cash requirements are to meet our working capital needs, support ongoing business activities, pay taxes and cash dividends, satisfy contractual obligations, fund capital expenditures, service existing debt, including repaying principal on upcoming maturities, repurchase shares of our common stock and invest in business acquisitions and mergers.
Debt instruments
As of October 2, 2026, our total outstanding principal amount of indebtedness is summarized as follows. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our debt.

(In millions)	October 2, 2026
Term Loans	$5,735
Senior Notes	2,450
Total debt	$8,185

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
As of October 2, 2026, we were in compliance with all financial debt covenants. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information regarding our debt, including applicable financial ratios, debt covenant compliance and the springing maturity provision applicable to the Extended Term A Facility and Revolving Facility.
Dividends
On October 28, 2026, we announced a cash dividend of $0.125 per share of common stock to be paid in December 2026. Any future dividends and dividend equivalents will be subject to the approval of our Board of Directors.
Stock repurchase program
Under our stock repurchase program, we may purchase shares of our outstanding common stock on the open market (including through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act) and through accelerated stock repurchase transactions. As of October 2, 2026, the remaining balance of our stock repurchase authorization was $1,823 million and does not have an expiration date. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and other investment opportunities.
Restructuring
See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for cash flow information associated with our restructuring activities.
Significant contractual obligations
Our principal commitments consist of principal and interest payments related to our debt instruments, obligations under our purchase agreements, obligations under various non-cancellable leases and potential other legal contingencies. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits and other long-term taxes as of October 2, 2026, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $1,621 million in long-term income taxes payable has been excluded from our quarterly review of timing of contractual obligations.
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
Interest rate risk
As of October 2, 2026, we had $2,450 million in aggregate principal amount of fixed-rate Senior Notes outstanding, with a carrying amount and a fair value of $2,398 million, based on Level 2 inputs. The fair value of these notes fluctuates when interest rates change. Since these notes bear interest at fixed rates, the financial statement risk associated with changes in interest rates is limited to future refinancing of current debt obligations. If these notes were refinanced at higher interest rates prior to maturity, our total interest payments could increase by a material amount; however, this risk is mitigated by our strong cash position and expected future cash generated from operations.
As of October 2, 2026, we also had $5,735 million outstanding debt with variable interest rates based on the Secured Overnight Financing Rate (SOFR). A hypothetical 100 basis point change in SOFR would have resulted in a $57 million increase or decrease in interest expense on an annualized basis.
In addition, we have a $1,495 million revolving credit facility, net of our letters of credit, that, if drawn, bears interest at a variable rate based on SOFR and would be subject to the same risks associated with adverse changes in SOFR.
Foreign currency exchange rate risk
We conduct business in numerous currencies through our worldwide operations, and our entities hold monetary assets or liabilities, earn revenues or incur costs in currencies other than each entity’s functional currency, primarily in Euro, Japanese Yen, British Pound, Australian Dollar, Czech Koruna and Canadian Dollar. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services provided. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations, and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities. As a result, we are exposed to foreign exchange gains or losses, which could impact our operating results.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in Gen’s internal control over financial reporting or in other factors that occurred during the second quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, recognizes that disclosure controls and procedures and internal control over financial reporting can provide only reasonable assurance, not absolute assurance, that their objectives will be achieved. No control system, regardless of how well designed and operated, can prevent or detect all errors or fraud. The design of controls necessarily reflects resource constraints and requires management to balance the expected benefits of controls against their costs. In addition, the effectiveness of controls is based in part on management’s judgments and assumptions about future events and conditions, which may change over time. Accordingly, no evaluation of controls can provide absolute assurance that all control deficiencies or instances of fraud, if any, have been identified.

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
•If the information provided to us by customers or other third parties is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services, our results of operations may be harmed and we could be subject to regulatory scrutiny or penalties.
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
We must continually address the challenges of dynamic and accelerating market trends and competitive developments. The development and integration of new technologies — including generative AI (Gen AI) and machine learning — is complex, time-consuming, and subject to significant risks. New technologies may contain errors, vulnerabilities, or unintended outputs, including incorrect or biased results, that are not easily detectable, which could lead to customer dissatisfaction, reputational harm, litigation, or increased regulatory scrutiny. Customers may also demand features or capabilities that our current solutions do not offer, and failure to innovate in a timely and cost-effective manner could impair our ability to retain existing customers and attract new customers.
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
•The services and related pricing offered by our competitors, including increasing the availability and efficacy of free solutions;
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
An important part of our growth strategy involves continued investment in direct marketing efforts, indirect partner distribution channels, expanding partner relationships, freemium channels, our sales force, and infrastructure to add new customers. The number and rate at which new customers purchase our products and services depend on a number of factors, including those outside of our control, such as customers’ perceived need for our solutions and products, competition, general economic conditions, market transitions, product obsolescence, technological change, public awareness of security threats to IT systems, macroeconomic conditions, and other factors. New customers, if any, may subscribe or renew their subscriptions, or utilize our products and solutions, at lower rates than we have experienced in the past, introducing uncertainty about their economic attractiveness and potentially impacting our financial results.
Additionally, there are inherent challenges in measuring the usage of our products and solutions across our brands, platforms, regions, and internal systems, and therefore, calculation methodologies for direct customer counts may differ, which may impact our ability to measure the addition of new customers and our understanding of certain details of our business. The methodologies used to measure these metrics require judgment and are also susceptible to algorithmic or other technical errors. From time to time, we review our metrics and may discover inaccuracies or make adjustments to improve their accuracy, which can result in adjustments to our historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.
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
Many of Avira’s and Avast’s users are freemium subscribers, meaning they do not pay for the basic services, and our growth strategy for their respective products depends upon attracting and converting Avira’s and Avast’s freemium users to a paid subscription option. Numerous factors, however, have previously and may continue to impede our ability to attract and retain free users, convert these users into paying customers and retain them as paying customers.
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
Our future success depends upon our ability to recruit and retain key management, technical (including cybersecurity and AI experts), sales, marketing, e-commerce, finance and other personnel. Our officers and other key personnel are “at will” employees and we generally do not have employment or non-compete agreements with our employees. Competition is significant for people with the specific skills that we require, including in the areas of AI and machine learning, and especially in the locations where we have a substantial presence and need for such personnel.
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
If the information provided to us by customers or other third parties is incorrect or fraudulent, we may misjudge a customer’s qualifications to receive our products and services, our results of operations may be harmed and we could be subject to regulatory scrutiny or penalties.
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
Given the digital nature of our platform, we are an attractive target for attacks designed to impede the performance and availability of our offerings, compromise sensitive information and harm our reputation as a leading cybersecurity company. In addition, we face the risk of cyberattacks by nation-states and state-sponsored actors, which may increase due to geopolitical tensions. These attacks may target us, our partners, suppliers, vendors or customers. Malicious hackers, state-sponsored actors, insiders and third-party service providers have attempted to penetrate, and in some cases succeeded in penetrating, our networks or those of our vendors. Such attempts are increasing in number and in technical sophistication, including through the use of AI, and have in the past and could in the future expose us and the affected parties, to risk of loss or misuse of proprietary, personal or confidential information or disruptions of our business operations. Additionally, deployment of agentic AI with access to our systems, data, and third-party tools creates an expanded surface for cyberattacks, as threat actors may exploit inadequate controls to manipulate agents into executing unauthorized actions, accessing sensitive information, or initiating malicious transactions, and the autonomous nature of these systems may enable attackers to conduct multi-step attacks that evade traditional security controls before detection occurs.
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
We are heavily reliant on our technology and infrastructure to provide our products and services to our customers. We use third-party service providers and vendors, such as our cloud computing web services providers, account transaction and card processing companies, in the operation of certain of our platforms and source certain information from third parties. For example, we host many of our products using third-party data center facilities and we do not control the operation of these facilities. These facilities are vulnerable to damage, interference, interruption or performance problems from earthquakes, hurricanes, floods, fires, power loss, telecommunications failures, pandemics and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster, an act of terrorism, state-sponsored attacks, a pandemic, geopolitical tensions or armed conflicts, and similar events could result in facility closures or other unanticipated problems without adequate notice, which in turn, could result in lengthy interruptions in the delivery of our products and services and negatively impact our sales and operating results.
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
We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering, anti-terrorism financing and economic sanctions laws and regulations, including the Bank Secrecy Act (BSA), as amended by the USA PATRIOT Act of 2001, and its implementing regulations. This compliance program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and prevent our platform from being used to facilitate business in countries or with persons or entities that are the subject of sanctions administered by the Office of Foreign Assets Control and equivalent international authorities or that are otherwise the target of sanctions. These controls include procedures and processes to detect and report potentially suspicious transactions, perform customer due diligence, respond to requests from law enforcement and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Certain of our subsidiaries may be “financial institutions” under the BSA that are required to establish and maintain a BSA/AML compliance program. Additionally, we are required to maintain a BSA/AML compliance program under our agreements with our third-party partners, and certain state regulatory agencies have intimated they expect such program to be in place and followed.
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
Our wholly-owned subsidiary, ML Wealth, is registered as an investment adviser under the Investment Advisers Act of 1940 (the Advisers Act) and is subject to regulation by the SEC. The Advisers Act, together with related regulations and interpretations of the SEC, imposes numerous obligations and restrictions on investment advisers, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure and reporting obligations, prohibitions on fraudulent activities, restrictions on agency cross and principal transactions between an adviser and its advisory clients and other detailed operating requirements, as well as general fiduciary obligations.
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
In addition, numerous federal and state regulators have the authority to promulgate or change regulations that could have a similar effect on our third-party partners and service providers and restrict their business practices. New laws, regulations, rules, guidance and policies could require us to incur significant expenses to ensure compliance, adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices or alter our relationships with customers, affect retention of key personnel or expose us to additional costs (including customer remediation). For example, the regulatory frameworks for an open banking paradigm and AI and machine learning technology are evolving and remain uncertain and may affect the operation of our platform and the way in which we use consumer data, AI and machine learning technology, including with respect to consumer protection laws and the laws and regulations governing financial services products. For additional information regarding risks related to the use of AI, see “--Issues in the development and deployment of AI, including generative AI and emerging AI-enabled cyber threats, could expose us to regulatory, privacy, IP, cybersecurity, operational and reputational risks.”
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
Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software (which could include our proprietary source code or AI models) if we combine our proprietary software with open source software in a certain manner. Some open source software may include Gen AI software which may expose us to risks as the intellectual property ownership and license rights, including copyright, of Gen AI software and tools have not been fully interpreted by U.S. courts or been fully addressed by federal, state, or international regulations. In addition to risks related to license requirements, using open source software, including open source software that incorporates or relies on Gen AI, can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We cannot be sure that all open source, including open source that incorporates or relies on Gen AI, is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source, including open source that incorporates or relies on Gen AI, may not or cannot be eliminated and could, if not properly addressed, negatively affect our business.

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
As of October 2, 2026, we had an aggregate of $8,185 million of outstanding indebtedness that will mature in calendar years 2027 through 2033, and $1,495 million, net of our letters of credit, available for borrowing under our revolving credit facility. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further information on our outstanding debt. Our ability to meet expenses, comply with the covenants and the springing maturity provisions under our debt instruments, pay interest and repay principal for our substantial level of indebtedness depends on, among other things, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including our 6.75% Senior Notes due 2027, 7.125% Senior Notes due 2030 and 6.25% Senior Notes due 2033 (collectively, the Senior Notes), and meet our other obligations. Our level of indebtedness could have other important consequences, including the following:
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
•The number, severity and timing of threat outbreaks and cybersecurity incidents;
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
In connection with the MoneyLion acquisition, we entered into a Contingent Value Rights Agreement dated April 17, 2025 (the “CVR Agreement”) governing the terms of the CVRs. Each CVR entitles its holder to receive $23.00 in shares of common stock, par value $0.01 per share, of Gen Digital (CVR Consideration) if, on any date prior to the second anniversary of the closing, (i) the Average VWAP (as defined in the CVR Agreement) of our common stock for 30 consecutive trading days is equal to or greater than $37.50 (subject to certain adjustments) or (ii) we undergo a change of control (each, a “CVR Requirement” and collectively the “CVR Requirements”). To the extent neither of the CVR Requirements is met, the CVR holders would not be entitled to receive the CVR Consideration. To the extent we are required to issue shares to the CVR holders under the CVR Agreement, our stockholders may be diluted.

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
•Changes to other tax laws, regulations, and interpretations thereof in multiple jurisdictions in which we operate. The OECD has proposed certain tax reforms, which, among other things, (1) shift taxing rights to the jurisdiction of the consumer (Pillar One) and (2) establish a global minimum tax rate of 15% for multinational companies (Pillar Two). Ireland, Czech Republic and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two and other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups would be exempt from certain provisions of Pillar Two. Furthermore, several countries have proposed or adopted digital services taxes on revenue earned by multinational companies from the provision of certain digital services, regardless of physical presence;
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
Stock repurchases during the three months ended October 2, 2026 were as follows:

(In millions, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 4, 2026 to July 31, 2026	—	$—	—	$1,994
August 1, 2026 to August 28, 2026	6	$28.96	6	$1,823
August 29, 2026 to October 2, 2026	—	$—	—	$1,823
Total number of shares repurchased	6		6

(1)    The number of shares repurchased is reported on trade date.
(2)    In May 2024, our Board of Directors authorized a new stock repurchase program through which we may repurchase shares of our common stock in an aggregate amount of up to $3 billion with no fixed expiration. Under our stock repurchase program, shares may be repurchased on the open market and through accelerated stock repurchase transactions. As of October 2, 2026, we have $1,823 million remaining authorized to be completed in future periods with no expiration date.
Item 5. Other Information
Insider adoption or termination of trading arrangements
During the fiscal quarter ended October 2, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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
101
The following financial information from Gen Digital Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2026 is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

October 29, 2026